Form 10QSB
period 1996-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1996-05-15
CIK 881695

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340


                                [GRAPHIC OMITTED]
                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                       04-3128178
  -------------------------                      -------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                     66 Cherry Hill Drive, Beverly, MA 01915
                    (Address of principal executive offices)
                   ------------------------------------------

                                 (508) 921-9300
             ------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 13, 1996, 26,036,546 shares of Common Stock, $.01 par value per share, were outstanding.

   Transitional Small Business Disclosure Format (check one):  Yes____ No   X

                                                                    Page 1 of 19




                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets - December 31, 1995 and March 31, 1996                      P.  3

           Consolidated Statements of Operations - For the Three Months Ended
                    March 31, 1995 and 1996                                                        P.  4

           Consolidated Statements of Stockholders' Equity - For the Three Months Ended
                    March 31, 1996                                                                 P.  5

           Consolidated Statements of Cash Flows - For the Three Months Ended
                    March 31, 1995 and 1996                                                        P.  6

           Notes to Consolidated Financial Statements                                              P.  8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                       P. 15

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                P. 18

         ITEM 2.  CHANGES IN SECURITIES                                                            P. 18

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                  P. 18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              P. 18

         ITEM 5.  OTHER INFORMATION                                                                P. 18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 P. 18

SIGNATURES                                                                                         P. 19


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     December 31,                 March 31,
                                                                        1995                        1996
                                                                        ----                        ----

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $17,013,327                 $15,349,442
    Marketable securities                                                 749,410                   1,027,750
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $156,000                               4,623,841                   3,952,910
    Inventories                                                         3,519,884                   5,572,334
    Current portion of deferred costs                                     462,787                     348,438
    Loans to officers                                                     948,198                   1,318,396
    Notes receivable from related parties                               3,161,375                   2,247,408
    Other current assets                                                  352,130                     618,909
                                                                          -------                     -------
       Total current assets                                            30,830,952                  30,435,587
                                                                       ----------                  ----------

PROPERTY AND EQUIPMENT, AT COST, NET                                    3,117,331                   5,050,768
                                                                        ---------                   ---------

OTHER ASSETS:
    Cost in excess of net assets acquired, net of accumulated
       amortization of $673,167 and $816,731, respectively              3,729,508                   3,918,013
    Intangible assets, net of accumulated amortization of $73,618
       and $149,592, respectively                                       1,223,373                   1,472,399
    Deferred costs, net of current portion                                346,333                     331,833
    Long-term investment                                                  500,000                   2,650,000
    Loan to related party                                                 700,000                   1,905,616
    Other assets                                                          626,920                     990,383
                                                                          -------                     -------
       Total other assets                                               7,126,134                  11,268,244
                                                                        ---------                  ----------

                                                                      $41,074,417                 $46,754,599
                                                                      ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Revolving lines of credit                                          $1,296,462                  $1,249,180
    Current portion of long-term debt                                   2,474,265                   2,522,902
    Contingent note payable                                               500,000                  --
    Accounts payable                                                    3,879,825                   5,372,030
    Accrued expenses                                                    4,077,555                   2,850,074
                                                                        ---------                   ---------
       Total current liabilities                                       12,228,107                  11,994,186
                                                                       ----------                  ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                  2,380,172                   2,230,337
                                                                       ----------                  ----------

MINORITY INTEREST IN SUBSIDIARY                                            --                          19,111
                                                                       ----------                  ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value-
       Authorized - 5,000,000 shares
       Issued and outstanding -
       13,860 shares at December 31, 1995
       and 6,000 shares at March 31, 1996                                     139                          60
    Common stock, $.01 par value-
       Authorized - 40,000,000 shares
       Issued and outstanding - 18,133,139 shares at December 31,
       1995 and 22,578,450 shares at March 31, 1996                       181,331                     225,785
    Treasury Stock (200,000 shares at cost)                            (1,211,757)                 (1,211,757)
    Additional paid-in capital                                         53,326,032                  64,190,660
    Accumulated deficit                                               (23,840,898)                (29,636,283)
    Subscriptions receivable from related party                        (1,988,709)                 (1,057,500)
                                                                       ----------                  ----------
       Total stockholders' equity                                      26,466,138                  32,510,965
                                                                       ----------                  ----------

                                                                      $41,074,417                 $46,754,599
                                                                      ===========                 ===========



The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                                           Three Months Ended March 31,
                                                           1995                   1996
                                                           ----                   ----

REVENUES                                                  $3,569,619          $5,306,491

COST OF REVENUES                                           2,840,437           5,195,167
                                                           ---------           ---------

      Gross profit                                           729,182             111,324
                                                           ---------           ---------

OPERATING EXPENSES:

      Research and development                               617,114           1,279,517
      Selling, general and administrative                    995,691           4,346,546
      Business development and other financing costs         409,909             497,273
                                                           ---------           ---------

            Total operating expenses                       2,022,714           6,123,336
                                                           ---------           ---------

            Loss from operations                          (1,293,532)         (6,012,012)

INTEREST EXPENSE                                            (224,529)           (290,108)

INTEREST INCOME                                               30,784             604,198

NET GAIN ON TRADING SECURITIES                                 --                115,084

MINORITY INTEREST IN LOSS OF SUBSIDIARY                       28,158              30,575
                                                           ---------           ---------

      Net loss                                           $(1,459,119)        $(5,552,263)
                                                         ===========         ===========

NET LOSS PER COMMON SHARE                                     $(0.16)             $(0.29)
                                                         ===========         ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                              9,400,929          20,237,034
                                                         ===========         ===========





The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                      Preferred Stock             Common Stock      Treasury Stock
                                                                      ---------------             ------------      --------------
                                                                     Number       $0.01        Number       $0.01       Number
                                                                   of Shares    Par Value    of Shares    Par Value    of Shares
                                                                   ---------    ---------    ---------    ---------    ---------

BALANCE, DECEMBER 31, 1995                                           13,860        $139      18,133,139    $181,331   (200,000)

   Sale of common stock pursuant to warrants                            --          --        1,013,328      10,133       --
   Sale of common stock pursuant to Regulation S                        --          --          531,343       5,314       --
   Payments received on subscriptions receivable                        --          --           --           --          --
   Issuance of preferred stock                                        6,000          60          --           --          --
   Issuance of common stock pursuant to stock options                   --          --           78,000         780       --
   Issuance of common stock for 1995 employer 401(k) matching
             contributions                                              --          --           45,885         459       --
   Conversion of preferred stock                                    (11,360)       (114)      2,315,953      23,160       --
   Redemption of preferred stock                                     (2,500)        (25)         --           --          --
   Exercise of underwriter's warrants                                   --          --          500,000       5,000       --
   Exercise of stock options in minority controlled subsidiary          --          --           --           --          --
   Issuance of common stock for investment banking and merger
             and acquisition consulting services                        --          --            6,802          68       --
   Return of escrowed shares                                            --          --          (46,000)       (460)      --
   Amortization of deferred financing costs                             --          --           --           --          --
   Preferred stock dividends                                            --          --           --           --          --
   Net loss                                                             --          --           --           --          --
                                                                      -----         ---      ----------    --------    --------

BALANCE, MARCH 31, 1996                                               6,000         $60      22,578,450    $225,785    (200,000)
                                                                      =====         ===      ==========    ========    ========



                                                               Treasury Stock Additional                                 Total
                                                                               Paid-in    Accumulated   Subscriptions Stockholders'
                                                                  Cost         Capital      Deficit       Receivable     Equity
                                                                  ----         -------      -------       ----------     ------

BALANCE, DECEMBER 31, 1995                                      ($1,211,757) $53,326,032 ($23,840,898)   ($1,988,709)  $26,466,138

   Sale of common stock pursuant to warrants                         --        3,501,254       --             --         3,511,387
   Sale of common stock pursuant to Regulation S                     --        2,854,816       --             --         2,860,130
   Payments received on subscriptions receivable                     --           --           --          1,988,709     1,988,709
   Issuance of preferred stock
   Issuance of common stock pursuant to stock options                --        5,964,164       --             --         5,964,224
   Issuance of common stock for 1995 employer 401(k) matching        --          184,470       --             --           185,250
     contributions
   Conversion of preferred stock                                     --          160,139       --             --           160,598
   Redemption of preferred stock                                     --          210,796       --             --           233,842
   Exercise of underwriter's warrants                                --       (3,123,127)      --             --        (3,123,152)
   Exercise of stock options in minority controlled subsidiary       --        1,057,500       --         (1,057,500)        5,000
   Issuance of common stock for investment banking and merger        --           50,000       --             --            50,000
             and acquisition consulting services
   Return of escrowed shares                                         --           36,656       --             --            36,724
   Amortization of deferred financing costs                          --              460       --             --              --
   Preferred stock dividends                                         --          (32,500)      --             --           (32,500)
   Net loss                                                          --           --         (243,122)        --          (243,122)
                                                                     --           --       (5,552,263)        --        (5,552,263)
                                                               -----------   ----------- ------------    -----------   -----------
BALANCE, MARCH 31, 1996                                        $(1,211,757)  $64,190,660 $(29,636,283)   $(1,057,500)  $32,510,965
                                                               ===========   =========== ============    ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Three Months Ended March 31,
                                                                                   1995                       1996
                                                                                   ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $(1,459,119)               $(5,552,263)
   Adjustments to reconcile net loss to net cash
      used in operating activities-
      Depreciation and amortization                                                208,566                    546,239
      Write-off of in-process research and development                              --                         57,212
      Minority interest in loss of subsidiary                                      (28,158)                   (30,572)
      Noncash interest expense related to debt                                      80,415                     16,538
      Noncash compensation related to common stock                                  --                         36,724
      Unrealized loss on trading securities                                         --                         49,496
      Realized gain on trading securities                                           --                       (164,640)
      Changes in assets and liabilities, net of effects from purchase of
         Comtel Electronics, Inc. in 1996
             Purchases of trading securities                                        --                       (780,056)
             Sale of trading securities                                             --                        616,860
             Accounts receivable                                                   127,725                    434,599
             Inventories                                                          (519,589)                (1,887,276)
             Other current assets and loans to officers                           (413,268)                  (652,194)
             Accounts payable                                                       (2,908)                 1,336,894
             Accrued expenses                                                      (16,035)                (1,099,198)
                                                                                   -------                 ----------
                 Net cash used in operating activities                          (2,022,371)                (7,071,637)
                                                                                ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for purchase of Comtel Electronics, Inc., net of cash acquired         --                       (146,586)
   Purchases of property and equipment                                            (316,440)                (1,994,051)
   Increase in intangible assets                                                    --                       (325,000)
   Increase in other assets                                                        (64,513)                  (381,694)
   Loans to related parties                                                         --                     (1,713,116)
   Payments on loans from related parties                                           --                      1,421,467
   Investment in nonmarketable securities                                           --                     (2,150,000)
                                                                                ----------                 ----------
             Net cash used in investing activities                                (380,953)                (5,288,980)
                                                                                ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                                      --                         21,816
   Payments of notes payable and capital lease obligations                        (370,465)                  (219,350)
   Net payments on revolving lines of credit                                       (38,000)                   (47,282)
   Payment of contingent note payable                                               --                       (500,000)
   Proceeds from sale of common stock pursuant to Regulation S                      --                      2,860,130
   Proceeds from the exercise of warrants                                        1,411,414                  3,516,387
   Issuance of preferred stock                                                      --                      5,964,224
   Redemption of preferred stock                                                    --                     (3,123,152)
   Proceeds from exercise of stock options                                          90,940                    235,250
   Proceeds from payment of subscription receivable                                 --                      1,988,709
   Financing costs related to warrant call                                         (69,317)                   --
                                                                                ----------                 ----------
             Net cash provided by financing activities                           1,024,572                 10,696,732
                                                                                ----------                 ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,378,752)                (1,663,885)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   3,218,994                 17,013,327
                                                                                ----------                 ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $1,840,242                $15,349,442
                                                                                ==========                ===========




The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                 Three Months Ended March 31,
                                                                                1995                     1996
                                                                                ----                     ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                       $103,973                  $90,127
                                                                              ==========                  =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
   Conversion of convertible debt and related accrued interest,
      net of financing fees                                                     $735,000                  $--
                                                                              ==========                  =======

   Subscriptions received in connection with warrant call                     $4,633,975                  $--
                                                                              ==========                  =======

   Amortization of deferred financing costs                                     $--                       $32,500
                                                                              ==========                  =======

   Issuance of common stock for 1995 employer 410(k)
      matching contribution                                                     $--                      $160,598
                                                                              ==========                 ========

   Conversion of preferred stock                                                $--                      $233,842
                                                                              ==========                 ========

   Dividends payable                                                            $--                      $243,122
                                                                              ==========                 ========

ACQUISITION OF COMTEL ELECTRONICS, INC.
      Liabilities assumed                                                       $--                      $(258,144)
      Fair value of assets acquired                                              --                         72,661
      Cash paid, net of cash acquired                                            --                       (146,586)
                                                                              ----------                 ---------
COST IN EXCESS OF NET ASSETS ACQUIRED                                           $--                      $(332,069)
                                                                              ==========                 =========


The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-KSB as of and for the year ended December 31, 1995.

         During 1995, the Company entered into a two year cost plus fixed fee contract with the U.S. Army. The contract provides for the Company to investigate Compact, Wavelength Diverse, High Efficiency Solid-State Dye Lasers and is valued at $3,555,223. Revenue on the contract is recognized as costs are incurred. During the three months ended March 31, 1995 and 1996, the Company did not incur any cost or recognize any government contract revenue.

2.       ACQUISITION OF COMTEL ELECTRONICS, INC.
         ---------------------------------------

         On January 1, 1996, Dynaco Acquisition Corporation ("Dynaco") converted a $100,000 note receivable from Comtel Electronics, Inc. ("Comtel") into 11,100 shares of Comtel stock (par value $.05), giving Dynaco a 10% interest in Comtel. Effective March 20, 1996, Dynaco purchased an additional 500,000 shares of Comtel for $27,500, resulting in 80.35% ownership by Dynaco. The remaining 19.65% ownership is held by two principles of Comtel. This acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the Company has allocated the purchase price based on the fair market value of assets acquired and liabilities assumed. The results of Comtel have been included with those of the Company since March 20, 1996.

         Comtel has entered into a 5 year agreement with New Media, Inc. whereby New Media subcontracted to Comtel all of its manufacturing and assembly business over the contract term. Comtel is compensated by New Media to achieve a guaranteed 15% gross margin to Comtel. Management estimates this contract will generate $80 million in revenues for Comtel over the life of the agreement. Subsequent to March 31, 1996, Palomar entered into a preferred stock agreement with New Media, Inc. whereby Palomar invested $2,000,000 and is committed to fund an additional $1,000,000. Palomar also received a warrant to purchase 200,000 shares of common stock in New Media, Inc. at $1.20 per share.

3.       ACQUISITION OF TISSUE TECHNOLOGIES, INC.
         ----------------------------------------

         On March 9, 1996, the Company signed an Agreement and Plan of Reorganization with the stockholders of Tissue Technologies, Inc. ("Tissue Technologies") to acquire 100% of Tissue Technologies' outstanding stock. The purchase price consists of the number of shares of the Company's common stock which equals $20 million divided by the lesser of (1) $6.25 or (2) the average closing "ask" price for the Company for the 10 trading days immediately prior to the closing, as quoted on the NASDAQ stock market, divided by the total number of shares of common stock outstanding immediately before the effective date. This acquisition closed on May 3, 1996, and the Company is accounting for this acquisition as a pooling-of-interest in accordance with Accounting Principles Board Opinion No. 16. The Company will retroactively restate its financial statements as of May 3, 1996 and for subsequent reporting periods. Tissue Technologies is engaged in the manufacture, marketing and sale of C02 laser systems used in skin resurfacing.

4.       CASH AND CASH EQUIVALENTS
         -------------------------

         The Company considers all highly liquid investments with remaining maturities of less than three months at the time of acquisition to be cash equivalents.

5.       INVESTMENTS
         -----------

         The fair values for the Company's marketable equity securities are based on quoted market prices. The fair values of nonmarketable equity securities, which represent equity investments in early stage technology companies, are based on the financial information provided by these ventures. The amount that the Company realizes from these investments may differ significantly from the amounts recorded in the accompanying consolidated financial statements.

         The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity will be reported at amortized cost and are classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1995 and March 31, 1996. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are included currently in the accompanying statements of operations.

         During the three months ended March 31, 1996, the Company sold a portion of its Trading Securities in two publicly traded companies realizing a gain of $164,640, which is reflected in the accompanying consolidated statements of operations.

                                                                               March 31, 1996
                                                           --------------------------------------------------------
                                                                            Gross         Gross
                                                            Amortized    Unrealized     Unrealized        Fair
                                                              Costs         Gain           Loss          Value
                                                           ------------  ------------  -------------  -------------
             Trading Securities:
                    Investments in publicly
                    traded companies                        $1,047,143       $27,319      $(46,712)     $1,027,750
                                                           ============  ============  =============  =============

6.       INVENTORIES
         -----------

         Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:

                                           December 31,          March 31,
                                               1995                1996
                                          ----------------    ----------------
  Raw materials                                $1,819,288          $3,467,069
  Work in process and finished goods            2,008,389           2,251,918
  Less -- Progress billings                       307,793             146,653
                                          ---------------    ----------------
                                               $3,519,884          $5,572,334
                                          ===============     ===============




                      [This space intentionally left blank]

7.    PROPERTY AND EQUIPMENT
      ----------------------

           Property and Equipment consist of the following:

                                           December 31,         March 31,
                                               1995               1996
                                          ----------------    --------------
  Equipment under capital leases               $1,214,950        $1,364,748
  Machinery and equipment                       1,967,219         3,873,142
  Furniture and fixtures                          787,854           873,944
  Leasehold improvements                          299,043           304,550
                                          ----------------    --------------
                                                4,269,066         6,416,384
  Less:  Accumulated depreciation
             and amortization                   1,151,735         1,365,616
                                          ----------------    --------------
                                               $3,117,331        $5,050,768
                                          ================    ==============

         Included in machinery and equipment at March 31, 1996, is certain manufacturing equipment purchased by the Company that is being rented to a related party under an operating lease. See Note 12.

8.    ACCRUED EXPENSES
      ----------------

        Accrued Expenses consist of the following at:

                                              December 31,         March 31,
                                                  1995                1996
                                             ----------------    ---------------
   Payroll and consulting costs                     $852,793         $1,045,826
   Professional fees                                 914,935            294,420
   Settlement Costs                                  700,000           --
   Other                                           1,609,827          1,509,828
                                             ----------------    ---------------
       Total                                      $4,077,555         $2,850,074
                                             ================    ===============

9.       NET LOSS PER COMMON SHARE
         -------------------------

         For the three months ended March 31, 1995, net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 1996, net loss per common share has been computed by dividing net loss, as adjusted for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered as outstanding, as the result would be antidilutive.


                      [This space intentionally left blank]

10.      NOTES PAYABLE
         -------------



Notes payable consist of the following:
                                                                                                     December 31,       March 31,
                                                                                                        1995              1996
                                                                                                   ---------------  --------------
7% Note payable                                                                                           244,782         244,782
8% Convertible debentures, $1,000,000 face amount, principal and interest due October 26, 1997            819,359         835,896
7.4% to 21% Capital lease obligations, monthly principal and interest payments ranging from
     $2,290 to $51,235, maturities ranging from August 1997 to January 1999                             1,393,612       1,378,357
Present value of notes payable, discounted at 8% and due in annual installments of principal and interest of $100,000, $200,000, $200,000 and $100,000 in fiscal 1995, 1996, 1997 and 1998,
     respectively                                                                                         468,012         274,532
Note payable in connection with the Spectrum acquisition, interest at the prime rate (8.25%
     at March 31, 1996) plus 1%, principal of $200,000, $150,000, $200,000 and $150,000
     plus interest due in October 1995, April 1996, October 1996 and April 1997, respectively             500,000         505,279
Bridge notes payable, prime (8.25% at March 31, 1996) plus 2%                                           1,350,000       1,350,000
Other notes payable, due currently                                                                         78,672         164,393
                                                                                                   ---------------  --------------
                                                                                                        4,854,437       4,753,239
Less -- current maturities                                                                              2,474,265       2,522,902
                                                                                                   ---------------  --------------
                                                                                                       $2,380,172      $2,230,337
                                                                                                   ===============  ==============

11.    STOCKHOLDERS' EQUITY
       --------------------

  (a) Options

         During the three months ended March 31, 1996, the Company issued options to purchase 150,000 shares of Common Stock at $6.75 per share to two employees. Certain individuals also exercised stock options to purchase 78,000 shares of common stock at prices ranging from $2.00 to $3.50. The total proceeds received by the Company were $185,250.

  (b) Warrants

         During the three months ended March 31, 1996, the Company issued warrants to purchase a total of 2,514,319 shares of the Company's common stock to certain officers and preferred stock investors at prices ranging from $4.88 to $10.375 per share. In addition, certain warrantholders exercised warrants to purchase 1,513,328 shares of common stock at prices ranging from $0.60 to $3.75. The Company received total proceeds of $3,516,387 and a note receivable for $1,057,500 related to the exercise of the warrants.

  (c)  Reserved Shares

         At March 31, 1996, the Company has reserved shares of its common stock for the following:

                                     March 31,
                                       1996
                                 ---------------
    Convertible debentures              189,753
    Stock option plans                1,487,000
    Warrants                          6,878,062
    Employee 401(k) plan                254,115
    Preferred stock                   1,333,333
                                 ---------------
                          Total      10,142,263
                                 ===============

  (d)  Preferred Stock

         On February 14, 1996, the Company completed the issuance of 6,000 shares of Series D Convertible Preferred Stock. The Company also issued warrants to purchase 800,000 shares of Common Stock at prices varying from $7.50 to $8.00 per share expiring in 2001. The conversion price is a rate equal to 80% of the average closing price of the common stock on ten consecutive preceding trading days, but in no event less than $4.50 or more than $6.50 per share. The conversion price is also adjustable for certain antidilutive events, as defined. The Series D Convertible Preferred Stock is entitled to dividends at rates ranging from 4% to 8%, based on the length of time from the issue date. The Series D Convertible Preferred stockholders also have preference in liquidation equal to $1,000 plus accrued but unpaid dividends and accrued by unpaid interest. Under certain circumstances, the Company has the option to redeem these shares at the redemption price defined in the agreement. As of March 31, 1996, the preferred stock was convertible into 1,010,444 shares of common stock.

  (e)  Dividends

         In certain circumstances the Company is prohibited from paying any dividends to the holders of the Series D Convertible Preferred Stock until all accrued and unpaid dividends have been paid or declared.

12.      RELATED PARTY TRANSACTIONS
         --------------------------

         Included in current assets at December 31, 1995 and March 31, 1996 is $4,109,573 and $3,565,804, respectively, of notes receivable and investments from various officers and related entities. It is reasonably possible that the Company's estimate that it will collect these receivables with in one year will change in the near term.

         The Board of Directors have established a corporate loan policy under which loans may be granted to certain officers/stockholders/directors of the Company for amounts up to an aggregate of $800,000. All of such loans must be collateralized by certain stockholdings of these individuals, as defined. At December 31, 1995 and March 31, 1996, $383,198 and $720,099, respectively, with accrued interest at the rate of 7% per annum, was outstanding to certain officers/stockholders/directors under the corporate loan policy.

         At March 31, 1996, the Company had loans receivable of $99,391 and $423,906 from two officers of Dynaco, which are evidenced by promissory notes due by December 31, 1996, with accrued interest at the rate of 8% and the prime rate per annum, respectively. Both loans receivable are collateralized with a certain amount of vested stock options in the Company owned by the officers with a market price in excess of the exercise price. As defined in the agreement, 100% of the then outstanding principal and accrued but unpaid interest must never be below the sum of the excess of the market price over the exercise price of the unexercised vested stock options. At March 31, 1996, the Company had an additional loan receivable for $75,000 from an officer of Dynaco, which is evidenced by a demand promissory note and bears interest at 7%.

         At December 31, 1995, the Company had notes receivable for $1,739,908 including accrued interest of $89,908 from an affiliated company. The Company's chairman and CEO personally owns 35% of the affiliated company. The notes receivable bear interest at the rate of 10% per annum. A $1,500,000 note shall be prepaid by October 1, 1996, with principal and interest, under the provisions of the note, or the Company shall be remedied as defined. A $150,000 note is due December 31, 1996, with 10% interest per annum. In connection with the loan receivable, the Company received a warrant from the affiliated company to purchase 250,000 shares of its common stock at $1.50 per share.

         The $1,500,000 note was part of an original $3,000,000 note. On March 29, 1996, the Company entered into an agreement to sell $1,500,000 of the $3,000,000 note to an unaffiliated individual. In connection with the sale, the Company was required to pay a loan arrangement fee of $125,000 and agreed to issue warrants to purchase 50,000 shares of common stock at $10.375 per share. The agreement also provides for the individual to be able to sell the note receivable back to the Company after June 30, 1996 and before September 30, 1996. After September 30, 1996, the Company has the right to require this individual to sell the note back to the Company at a price as defined in the agreement. If the notes are not paid by October 1, 1996, or January 31, 1997, the Company will receive a warrant to purchase 250,000 and 150,000 shares, respectively, of the affiliate's common stock at $1.50 per share.

         The Company's notes are subordinate to a senior creditor of the affiliate. An officer\director and certain stockholders, owning an aggregate of 81% of this affiliate, have pledged their common stock holdings as collateral for these notes receivable. The notes have automatic conversion rights to preferred stock in the affiliate if the note is not paid by its due date.

         During the three months ended March 31, 1996, the Company purchased $1,400,000 of manufacturing equipment on behalf of a publicly-traded company of which an officer/director of the publicly-traded company is also a director of Palomar Medical Technologies, Inc. The Company has entered into an operating lease agreement to rent this equipment to the publicly traded company for $35,000 per month for 60 months. The Company has charged this related party $100,000 as a commitment fee.

         The Company has a $500,000 equity investment in a privately held technology company. A director of the Company's underwriter, H.J. Meyers is also a director of the investee company. During the three months ended March 31, 1996, the Company loaned this director unsecured notes totaling $1,057,500 in connection with the exercise of stock warrants. The notes bear interest at 7.75% per annum and are due on demand. The Company also loaned this director, $500,000 during the three months ended March 31, 1996, under the same terms as the notes described above.

         The Company loaned $700,000 in the form of a note receivable, bearing interest at 10% per annum, and due April 1996, to a company owned by a director of Palomar Electronics Corporation ("PEC") and Dynaco. During the three months ended March 31, 1996, the Company loaned an additional $200,000 to this company.

         During the three months ended March 31, 1996, the Company granted to its officers and directors warrants to purchase 1,000,000 shares of the Company's common stock, at prices ranging from $6.750 to $7.690, and expiring five years from the date of grant.

         On February 22, 1996, the Company entered into an agreement with a former director of Star Medical Technologies, Inc. ("Star"), whereby the Company issued this director warrants to purchase 50,000 shares of the Company's common stock at $7.00 per share. In addition, the Company also agreed to pay this director $50,000.

         The Company has various consulting agreements with directors and officers of the Company.

13.      PRO FORMA INFORMATION
         ---------------------

         The results of operations related to Spectrum have been included with those of the Company since April 5, 1995.

         The results of operations related to  Inter-Connecting  Products,  Inc.
           have been included with those of the Company since June 5, 1995.

         The results of operations related to Intelligent Computer Technologies, Inc. ("ICT") have been included with those of the Company since September 18, 1995.

         The results of operations related to Comtel have been included with those of the Company since March 20, 1996.

         Unaudited pro forma operating results for the Company, assuming the acquisitions of ICT and Spectrum had been made as of January 1, 1995, excluding Comtel which had no operations for the for the three months ended March 31, 1995, and assuming the Comtel acquisition had been made as of January 1, 1996, are as follows:

                                                Three Months Ended March 31,
                                         -------------------------------------
                                                  1995               1996
                                         ------------------- ------------------
     Revenue                                    $7,161,008         $5,691,491
     Net loss                                  $(3,141,403)       $(5,590,263)
     Net loss per common share                      $(0.32)            $(0.29)

14.      COMMITMENTS
         -----------

         The Company has issued guarantees to several of its subsidiaries for payment of trade payables. The total amount guaranteed at March 31, 1996, was $3,119,000. In addition, the Company has also issued two unlimited guarantees to two other vendors of Nexar.

15.      SUBSEQUENT EVENT
         ----------------

         On April 17, 1996, the Company sold 10,000 shares of its Series E Convertible Preferred Stock and received net proceeds of $9,488,200. The Company also issued the investor warrants to purchase 304,259 shares of common stock at $15.00 per share. The Series E Convertible Preferred Stock is entitled to a dividend at 7% per annum and has a preference in liquidation. Under certain conditions the Company has the option to redeem these shares at a redemption price as defined in the agreement.





                      [This space intentionally left blank]

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         For the three months ended March 31, 1996, the Company had revenues of $5,306,491 as compared to $3,569,619 for the three months ended March 31, 1995. The 49% increase in revenues from 1995 to 1996 is primarily due to acquisitions. The majority of the revenues derived for both periods are from sales of electronic components by the Company's Dynaco subsidiary. During the three months ended March 31, 1995 and 1996, the Company did not incur any cost or recognize any government contract revenue.

         Gross margins for the three months ended March 31, 1996, were 2.1% as compared to 20.4% for the three months ended March 31, 1995. The 18.3% decrease in gross margins was a result of the Company incurring significant pre production costs in order to prepare for the introduction of a number of new products in the medical and electronics business segments. The Company has also implemented new manufacturing processes that have led to start up costs and an initial decrease in output yields.

         Research and development costs increased to $1,279,517 for the three months ended March 31, 1996, from $617,114 for the three months ended March 31, 1995. This 107% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's Ruby and diode lasers. The Company is expending some research and development funding for new process engineering and materials development at Dynaco and has filed several patents to date as a result of this funding. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products, develops additional applications for its lasers and delivery systems and develops commercial applications for unique electronic interconnect packaging.

         Selling, General and Administrative expenses increased to $4,346,546 for the three months ended March 31, 1996, from $995,691 for the three months ended March 31, 1995. This 337% increase is attributable to the acquisition of Spectrum Medical and CD Titles as well as the formation of Nexar, Dynamem and Spectrum Financial Services. These new subsidiaries are concentrating on increased sales and marketing of medical and electronic products. The Company is dramatically increasing its sales and marketing capabilities in order to support anticipated widespread product introduction of four major products in 1996. Two of these products are associated with the medical products segment and two are associated with the electronic products segment. Dynaco, Star, Spectrum, Nexar, CD Titles, Spectrum Financial Services and their subsidiaries maintain their own sales forces and general and administrative support staffs.

         Business Development and Financing Costs increased to $497,273 for the three months ended March 31, 1996, from $409,909 for the three months ended March 31, 1995. This 21.3% increase is attributable to the Company's continuing acquisitions and financing activities during the quarter ended March 31, 1996.

         Interest expense increased to $290,108 for the three months ended March 31, 1996, from $224,529 for the three months ended March 31, 1995. This 29% increase is primarily the result of the convertible debentures and an issuance of acquisition debt in April 1995 to purchase Spectrum.

         Interest income increased to $604,178 for the three months ended March 31, 1996, from $30,784 for the three months ended March 31, 1995. This increase is primarily the result of interest received on the Company's investments made as a result of the Company's improved cash position. Net realized and unrealized trading gains were $115,084 for the three months ended March 31, 1996. These gains resulted from the sale of certain marketable securities during the year. It is the Company's intention to continue to invest in trading securities, which may result in additional trading gains or losses in the future.

         Minority interest in loss of subsidiary increased to $30,575 for the three months ended March 31, 1996, from $28,158 for the three months ended March 31, 1995. This change is primarily the result of further losses of the Star subsidiary netted against the percentage of loss Dynaco has recognized for its majority owned Dynamem and Comtel subsidiaries.

         The Company has not recorded a deferred tax benefit for net operating losses as the utilization of such losses is uncertain.

         As a result of the foregoing, the net loss for the three months ended March 31, 1996, was $5,552,263, as compared to a net loss of $1,459,119 for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had $16,208,301 in cash, cash equivalents and trading securities. During the three months ended March 31, 1996, the Company generated $2,945,000, $6,000,000 and $4,584,000 in net proceeds from the sale of its common stock in an unregistered offering to overseas investors, the sale of its preferred stock and the exercise of stock warrants, respectively.

         The Company's net loss for the three months ended March 31, 1996, included the following noncash items: $546,239 of depreciation and amortization expense; $16,538 of additional interest expense relating to the amortization of the discounts on the convertible debentures; and $36,724 in investment banking fees paid with common stock and warrants issued below fair market value.

         The Company anticipates that capital expenditures for the remaining nine months of 1996 will total approximately $1,500,000. The Company will finance these expenditures with cash on hand or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise the funds.

         Dynaco has a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse up to a maximum commitment of $3,000,000. As of March 31, 1996, the amount of accounts receivable sold that remained uncollected totaled $1,249,180 net of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying balance sheet as of March 31, 1996. The interest rate on such outstanding amounts is the bank's prime rate (8.25% at March 31, 1996) plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets.

         The Company has been successful in obtaining external research funding, including approximately $4.5 million in two-year U.S. government research and development contracts awarded to the Company in March 1995. A large part of the Company's medical products businesses are still in the developmental stage, with significant research and development costs and regulatory constraints that currently limit sales of its medical products. These activities are an important part of the Company's business plan. Due to the nature of clinical trials and research and development activities, it is not possible to predict with any certainty the timetable for completion of these research activities or the total amount of funding required to commercialize products developed as a result of such research and development. The rate of research and the number of research projects underway are dependent to some extent upon external funding. While the Company is regularly reviewing potential funding sources in relation to these ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or, if available, on terms satisfactory to the Company.

         The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies that are related to some of the directors and officers of the Company. See "Related Party Transactions". At March 31, 1996, the Company had $4,050,000 of such investments.

         The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products segment, expand its electronic products segment, execute its acquisition business plan and fund ongoing operations. The Company believes that the cash generated to date from its financing activities and amounts available under its credit agreement will be sufficient to satisfy its working capital requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, including additional government research grants, strategic partnerships, additional bank financing, private debt and equity financing and other sources. The Company believes that it has adequate cash reserves or it will be successful in obtaining additional financing in order to fund current operations in the near future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). This report may also contain information that is deemed to be forward looking information under the Act. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

         The Company's future operating results are dependent on its ability to develop, produce, achieve Food and Drug Administration approval for certain medical products and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services which meet customers' changing needs.

         The Company and certain of its subsidiaries have a history of losses, and the Company expects its losses to continue. The Company must secure additional financing to complete its research and development activities, commercialize its current and proposed medical products, expand its current non-medical business, execute its acquisition business plan and fund ongoing operations.

         The Company's business segments operate in a highly competitive enviornment and in highly competitive industries, which include significant competitive pricing pressures and intense competition for skilled employees.

         The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.





                      [This space intentionally left blank]

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         In July 1994, the U.S. Government notified the Company's Dynaco subsidiary that it was investigating three of Dynaco's employees concerning actions that such employees may have taken in violation of the Government's procurement laws and regulations pertaining to documentation and inspection. The Government and Dynaco have reached an agreement pursuant to which the Government has terminated the investigation and Dynaco has agreed to pay certain legal fees and expenses incurred by the Government in connection therewith. The Company has not admitted any wrongdoing and no action was taken against the employees.

         On March 14, 1996, the Company was served with a summons and complaint with respect to Commonwealth Associates v. Palomar Medical Technologies, Inc., a purported breach of contract action brought in the United States District Court for the Southern District of New York. The complaint alleges violations of a letter agreement pursuant to which Commonwealth Associates was to render certain services to the Company and the Company was to pay certain dollar amounts and issue a warrant to purchase shares of the Company's Common Stock to Commonwealth Associates. The Company intends to assert defenses vigorously which it believes to be meritorious. The proceeding is still in its infancy, and the extent of exposure of the Company cannot be determined at this time.

ITEM 2. CHANGES IN SECURITIES
        ---------------------

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         Not applicable

ITEM 5. OTHER INFORMATION
        -----------------

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits

         None

     (b)  Reports of Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on May 15, 1996.

                                          PALOMAR MEDICAL TECHNOLOGIES, INC.
                                          ----------------------------------
                                                    (Registrant)



DATE:  May 15, 1996                       By:    /s/ Steven Georgiev
                                                 -----------------------
                                                 Steven Georgiev
                                                 Chief Executive Officer and
                                                 Chairman of the Board

DATE:  May 15, 1996                              /s/ Joseph P. Caruso
                                                 -----------------------
                                                 Joseph P. Caruso
                                                 Vice President, Chief Financial
                                                 Officer
                                                (Principal Financial Officer)