Form 10QSB
period 1996-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1996-08-14
CIK 881695

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340


                                [GRAPHIC OMITTED]
                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                       04-3128178
- --------------------------------           -------------------------------------
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

         As of August 12, 1996, 28,061,662 shares of Common Stock, $.01 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No X

                                                                   Page 1 of 20



                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - December 31, 1995 and June 30, 1996                                P.3

                  Consolidated Statements of Operations - For the Three and Six Months Ended
                           June 30, 1995 and 1996                                                                  P.4

                  Consolidated Statements of Stockholders' Equity - For the Three Months Ended
                           March 31, 1996 and June 30, 1996                                                        P.5

                  Consolidated Statements of Cash Flows - For the Six Months Ended
                           June 30, 1995 and 1996                                                                  P.6

                  Notes to Consolidated Financial Statements                                                       P.8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS                                                                P.15

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                                P.19

         ITEM 2.  CHANGES IN SECURITIES                                                                            P.19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                  P.19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              P.19

         ITEM 5.  OTHER INFORMATION                                                                                P.19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                 P.19

SIGNATURES                                                                                                         P.20


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             December 31,                    June 30,
                                                                                 1995                          1996
                                                                        --------------------          --------------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                 $17,138,178                    $8,626,399
      Marketable securities                                                         749,410                     1,420,063
      Accounts receivable, net                                                    4,737,766                    10,269,654
      Inventories                                                                 3,649,884                    11,489,533
      Current portion of deferred costs                                             462,787                       158,689
      Loans to officers                                                             948,198                     1,389,553
      Loans to related parties                                                    3,161,375                     5,887,674
      Other current assets                                                          352,130                     1,207,190
                                                                        --------------------          --------------------
           Total current assets                                                  31,199,728                    40,448,755
                                                                        --------------------          --------------------
PROPERTY AND EQUIPMENT, AT COST, NET                                              3,165,015                     3,866,545
                                                                        --------------------          --------------------

OTHER ASSETS:
      Cost in excess of net assets acquired, net                                  3,729,508                     5,336,574
      Intangible assets, net                                                      1,597,745                     1,790,146
      Deferred costs, net of current portion                                        346,333                       246,000
      Long-term investments                                                         500,000                     5,446,479
      Loans to related party                                                        700,000                     2,606,397
      Other assets                                                                  631,831                     1,691,581
                                                                        --------------------          --------------------
           Total other assets                                                     7,505,417                    17,117,177
                                                                        --------------------          --------------------
                                                                                $41,870,160                   $61,432,477
                                                                        ====================          ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Revolving lines of credit                                                  $1,296,462                    $1,757,106
      Short term notes payable                                                      100,000                        --
      Current portion of long-term debt                                           2,474,265                     2,430,261
      Contingent note payable                                                       500,000                        --
      Accounts payable                                                            4,246,950                    12,036,053
      Accrued expenses                                                            4,633,557                     6,875,114
                                                                        --------------------          --------------------
           Total current liabilities                                             13,251,234                    23,098,534
                                                                        --------------------          --------------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                            3,330,172                     1,268,638
                                                                        --------------------          --------------------

COMMITMENTS (NOTE 13)

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value-
           Authorized - 5,000,000 shares
           Issued and outstanding - 13,860 shares
           at December 31, 1995
           and 16,000 shares at June 30, 1996                                           139                           160
      Common stock, $.01 par value-
           Authorized - 40,000,000 shares
           Issued - 20,135,406 shares at December 31,
           1995 and 26,828,740 shares at June 30, 1996                              201,353                       268,287
      Treasury stock (200,000 shares at cost)                                    (1,211,757)                   (1,211,757)
      Additional paid-in capital                                                 54,152,385                    80,709,654
      Accumulated deficit                                                       (25,864,657)                  (41,636,803)
      Subscriptions receivable from related party                                (1,988,709)                   (1,064,236)
                                                                        --------------------          --------------------
           Total stockholders' equity                                            25,288,754                    37,065,305
                                                                        --------------------          --------------------
                                                                                $41,870,160                   $61,432,477
                                                                        ====================          ====================




              The accompanying notes are an integral part of these consolidated financial statements.


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                         1995            1996               1995             1996
                                                   -------------------------------     -------------------------------

REVENUES                                              $6,227,864      $17,538,019        $9,797,483       $24,463,020

COST OF REVENUES                                       4,491,159       14,821,014         7,331,596        22,104,780
                                                   -------------------------------     -------------------------------

    Gross profit                                       1,736,705        2,717,005         2,465,887         2,358,240
                                                   -------------------------------     -------------------------------

OPERATING EXPENSES

    Research and development                             568,024        2,374,494         1,224,147         4,091,297
    Selling, general and administrative                2,362,033        7,159,634         3,446,160        12,383,426
    Business development and other financing costs       285,857        1,444,822           695,766         1,942,096
    Pooling-of-interest expenses                           --             443,780           --                443,780
                                                   -------------------------------     -------------------------------

              Total operating expenses                 3,215,914       11,422,730         5,366,073        18,860,599
                                                   -------------------------------     -------------------------------

              Loss from operations                    (1,479,209)      (8,705,725)       (2,900,186)      (16,502,359)

INTEREST EXPENSE                                        (255,163)        (414,197)         (482,505)         (738,879)

INTEREST INCOME                                           13,524          597,253            45,747         1,203,447

NET GAIN (LOSS) ON TRADING SECURITIES                   (168,547)         613,234          (113,092)          728,318

MINORITY INTEREST IN LOSS OF SUBSIDIARY                   29,987           15,096            58,145            45,671
                                                   -------------------------------     -------------------------------

    Net loss                                         $(1,859,408)     $(7,894,339)      $(3,391,891)     $(15,263,802)
                                                   ===============================     ===============================
NET LOSS PER COMMON SHARE                                 $(0.14)          $(0.32)           $(0.28)           $(0.66)
                                                   ===============================     ===============================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           13,380,731       25,643,137        12,218,736        23,892,331
                                                   ===============================     ===============================









              The accompanying notes are an integral part of these consolidated financial statements.


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                             Preferred Stock        Common Stock                Treasury Stock
                                                        ---------------------------------------------------------------------------
                                                          Number      $0.01       Number        $0.01      Number
                                                        of Shares   Par Value    of Shares    Par Value   of Shares         Cost
                                                        ----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                13,860       $ 139   20,135,406    $ 201,353    (200,000)   ($ 1,211,757)

      Sale of common stock pursuant
                to warrants                                 --          --      1,013,328       10,133        --              --
      Sale of common stock pursuant
                to Regulation S                             --          --        531,343        5,314        --              --
      Payments received on subscriptions
                receivable                                  --          --           --           --          --              --
      Issuance of preferred stock                          6,000          60         --           --          --              --
      Issuance of common stock pursuant
                to stock options                            --          --         78,000          780        --              --
      Issuance of common stock for 1995
                employer 401(k) matching
                contribution                                --          --         45,885          459        --              --
      Conversion of preferred stock                      (11,360)       (114)   2,315,953       23,160        --              --
      Redemption of preferred stock                       (2,500)        (25)        --           --          --              --
      Exercise of underwriter's warrants                    --          --        500,000        5,000        --              --
      Exercise of stock options in minority
                controlled subsidiary                       --          --           --           --          --              --
      Issuance of common stock for investment
                banking and merger and
                acquisition consulting services             --          --          6,802           68        --              --
      Return of escrowed shares                             --          --        (46,000)        (460)       --              --
      Amortization of deferred financing costs              --          --           --           --          --              --
      Preferred stock dividends                             --          --           --           --          --              --
      Net loss                                              --          --           --           --          --              --
                                                        ----------------------------------------------------------------------------

BALANCE, MARCH 31, 1996                                    6,000          60   24,580,717      245,807    (200,000)     (1,211,757)

      Sale of common stock pursuant
                to warrants                                 --          --        585,311        5,853        --              --
      Sale of common stock pursuant
                to Regulation D                             --          --         44,821          448        --              --
      Payments received on subscriptions
                receivable                                  --          --           --           --          --              --
      Issuance of preferred stock, including
                common stock issued as a
                placement fee, net of issuance costs      10,000         100      115,000        1,150        --              --
      Issuance of common stock pursuant to
                stock options                               --          --        406,902        4,069        --              --
      Conversion of convertible debentures                  --          --         34,615          346        --              --
      Redemption of convertible debentures                  --          --           --           --          --              --
      Interest accrued on subscription receivable           --          --           --           --          --              --
      Issuance of common stock for Tissue
                Technologies, Inc.                          --          --        813,431        8,135        --              --
      Issuance of common stock for minority
                interest in Star Medical subsidiary         --           --        217,943       2,179        --              --
      Issuance of common stock for investment banking
                and merger and acquisition consulting
                services                                    --          --         30,000          300        --              --
      Compensation expense related to warrants
                issued to  non-employees under
                Statement of Financial Accounting
                Standards No. 123                           --          --           --           --          --              --
      Amortization of deferred financing costs              --          --           --           --          --              --
      Preferred stock dividends                             --          --           --           --          --              --
      Net loss                                              --          --           --           --          --              --
                                                        ----------------------------------------------------------------------------


BALANCE, JUNE 30, 1996                                    16,000        $160   26,828,740     $268,287    (200,000)   $ (1,211,757)
                                                        ============================================================================




                                                            Additional                                        Total

                                                             Paid-in       Accumulated    Subscriptions   Stockholders'
                                                             Capital         Deficit        Receivable       Equity
                                                        ---------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                $ 54,152,385    ($25,864,657)   ($ 1,988,709)   $ 25,288,754

      Sale of common stock pursuant
                to warrants                                  3,501,254            --              --         3,511,387
      Sale of common stock pursuant
                to Regulation S                              2,854,816            --              --         2,860,130
      Payments received on subscriptions
                receivable                                        --              --         1,988,709       1,988,709
      Issuance of preferred stock                            5,964,164            --              --         5,964,224
      Issuance of common stock pursuant
                to stock options                               184,470            --              --           185,250
      Issuance of common stock for 1995
                employer 401(k) matching
                contribution                                   160,139            --              --           160,598
      Conversion of preferred stock                            210,796            --              --           233,842
      Redemption of preferred stock                         (3,123,127)           --              --        (3,123,152)
      Exercise of underwriter's warrants                     1,057,500            --        (1,057,500)          5,000
      Exercise of stock options in minority
                controlled subsidiary                           50,000            --              --            50,000
      Issuance of common stock for investment
                banking and merger and
                acquisition consulting services                 36,656            --              --            36,724
      Return of escrowed shares                                    460            --              --              --
      Amortization of deferred financing costs                 (32,500)           --              --           (32,500)
      Preferred stock dividends                                   --          (243,122)           --          (243,122)
      Net loss                                                    --        (7,369,463)           --        (7,369,463)
                                                        ---------------------------------------------------------------

BALANCE, MARCH 31, 1996                                     65,017,013     (33,477,242)     (1,057,500)     29,516,381

      Sale of common stock pursuant
                to warrants                                  1,923,791            --              --         1,929,644
      Sale of common stock pursuant
                to Regulation D                                415,802                                         416,250
      Payments received on subscriptions
                receivable                                        --              --            20,882          20,882
      Issuance of preferred stock, including
                common stock issued as a
                placement fee, net of issuance costs         9,469,753            --              --         9,471,003
      Issuance of common stock pursuant to
                stock options                                  207,829            --              --           211,898
      Conversion of convertible debentures                     145,260            --              --           145,606
      Redemption of convertible debentures                     (41,530)           --              --           (41,530)
      Interest accrued on subscription receivable                 --              --           (27,618)        (27,618)
      Issuance of common stock for Tissue
                Technologies, Inc.                           1,019,022            --              --         1,027,157
      Issuance of common stock for minority
                interest in Star Medical subsidiary          1,707,821            --              --         1,710,000
      Issuance of common stock for investment banking
                and merger and acquisition consulting
                services                                       267,200            --              --           267,500
      Compensation expense related to warrants
                issued to  non-employees under
                Statement of Financial Accounting
                Standards No. 123                              599,360            --              --           599,360
      Amortization of deferred financing costs                 (21,667)           --              --           (21,667)
      Preferred stock dividends                                   --          (265,222)           --          (265,222)
      Net loss                                                    --        (7,894,339)           --        (7,894,339)
                                                        ---------------------------------------------------------------


BALANCE, JUNE 30, 1996                                    $ 80,709,654    $(41,636,803)   $ (1,064,236)   $ 37,065,305
                                                        ===============================================================





              The  accompanying  notes are an integral  part of these  consolidated  financial statements.



PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                    1995                    1996
                                                                              -----------------       ------------------

Cash Flows from Operating Activities
    Net loss                                                                       $(3,391,891)            $(15,263,802)
    Adjustments to reconcile net loss to net cash
       used in operating activities-
        Depreciation and amortization                                                  652,278                1,327,467
        Write-off of in-process research and development                             --                          57,212
        Write-off of deferred financing costs associated with
           redemption of convertible debentures                                      --                         201,500
        Minority interest in loss of subsidiary                                        (58,145)                 (30,572)
        Accrued interest receivable on trading securities
            and subscription receivable                                              --                        (269,092)
        Noncash interest expense related to debt                                       178,274                  117,105
        Noncash compensation related to common stock and
                    warrants                                                         --                         903,584
        Unrealized loss on trading securities                                        --                         172,880
        Changes in assets and liabilities, net of effects
            from business combinations;
                Purchases of trading securities                                       (137,561)              (8,737,890)
                Sale of trading securities and
                    interest received on trading securities                          --                       7,936,148
                Accounts receivable                                                 (1,041,637)              (5,768,220)
                Inventories                                                           (568,099)              (7,674,475)
                Other current assets and loans to officers                            (564,701)              (1,287,632)
                Accounts payable                                                       585,790                7,633,792
                Accrued expenses                                                       344,868                2,310,158
                                                                              -----------------       ------------------
                    Net cash used in operating activities                           (4,000,824)             (18,371,837)
                                                                              -----------------       ------------------

Cash Flows from Investing Activities
    Cash paid for purchase of Comtel  Electronics,  Inc.,
        net of cash  acquired                                                        --                        (146,586)
    Cash  acquired from  purchase of Spectrum
        Medical  Technologies, Inc.,
        net of cash paid                                                                75,087               --
    Cash paid for purchase of Inter-connecting
        Products, Inc.                                                                (397,199)              --
    Purchases of property and equipment                                               (411,779)              (1,009,162)
    Increase in intangible assets                                                    --                        (325,000)
    Increase in other assets                                                           (31,813)              (1,227,981)
    Loans to related parties                                                         --                      (5,924,314)
    Payments received on loans from related parties                                  --                       1,491,301
    Investments in non-marketable securities                                          (195,000)              (4,946,479)
                                                                              -----------------       ------------------
                Net cash used in investing activities                                 (960,704)             (12,088,221)
                                                                              -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible debentures                                 1,023,000               --
    Proceeds from notes payable                                                        470,000               --
    Payments of notes payable and capital lease obligations                         (1,158,751)                (502,367)
    Net (payments) proceeds on revolving lines of credit                              (281,204)                 460,644
    Payment of contingent note payable                                               --                        (500,000)
    Proceeds from sale of common stock                                               2,478,140                3,276,380
    Proceeds from the exercise of warrants                                           --                       5,446,031
    Issuance of preferred stock                                                      --                      15,435,227
    Redemption of preferred stock                                                    --                      (3,194,375)
    Redemption of convertible debentures                                             --                        (930,000)
    Proceeds from exercise of stock options                                          --                         447,148
    Payments received on subscription receivable                                     --                       2,009,591
    Financing costs related to warrant call                                            (69,317)              --
                                                                              -----------------       ------------------
                Net cash provided by financing activities                            2,461,868               21,948,279
                                                                              -----------------       ------------------
Decrease in cash and cash equivalents                                               (2,499,660)              (8,511,779)
Cash and cash equivalents, beginning of period                                       3,263,203               17,138,178
                                                                              -----------------       ------------------
Cash and cash equivalents, end of period                                              $763,543               $8,626,399
                                                                              =================       ==================


              The  accompanying  notes  are an  integral  part of  these  consolidated financial statements.


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                     1995                    1996
                                                               -----------------       ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                             $207,946                 $383,393
                                                               =================       ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
    ACTIVITIES Conversion of convertible debt and related
        accrued interest, net of financing fees                      $1,315,000               $1,172,763
                                                               =================       ==================

    Unrealized holding gain on available for sale securities           $227,500               $--
                                                               =================       ==================

    Subscriptions received in connection with warrant call           $5,683,549               $--
                                                               =================       ==================

    Amortization of deferred financing costs                         $--                         $54,167
                                                               =================       ==================

    Officer loan paid by transferring personal investment
        in another company's stock in lieu of cash payment         $175,000                   $--
                                                               =================       ==================

    Issuance of common stock for 1995 employer 410(k)
        matching contribution                                        $--                        $160,598
                                                               =================       ==================

    Value ascribed to warrants issued in connection with
        license agreement                                          $100,000                   $--
                                                               =================       ==================

    Common stock issued in exchange for license rights
        and convertible note payable                               $300,000                   $--
                                                               =================       ==================

    Conversion of preferred stock                                    $--                        $233,842
                                                               =================       ==================

    Common stock issued for repurchase of minority interest          $--                      $1,710,000
                                                               =================       ==================

    Dividends payable                                                $--                        $508,344
                                                               =================       ==================

ACQUISITION OF COMTEL ELECTRONICS, INC.
        Liabilities assumed                                          $--                       $(258,144)
        Fair value of assets acquired                                 --                          72,661
        Cash paid, net of cash acquired                               --                        (146,586)
                                                               -----------------
                                                                                       ==================
COST IN EXCESS OF NET ASSETS ACQUIRED                                $--                       $(332,069)
                                                               =================       ==================


ACQUISITION OF SPECTRUM MEDICAL TECHNOLOGIES, INC.
        Liabilities assumed                                         $(1,128,139)              $--
        Fair value of assets acquired                                 1,456,920                --
        Fair Value of 364,178 shares of common stock issued          (1,000,000)               --
        Promissory note issued                                         (700,000)               --
        Cash Paid                                                      (300,000)               --
        Acquisition cost incurred                                      (161,138)               --
                                                               =================       ==================
COST IN EXCESS OF NET ASSETS ACQUIRED                               $(1,832,357)              $--
                                                               =================       ==================







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

2.       ACQUISITION OF COMTEL ELECTRONICS, INC.

         On January 1, 1996, Dynaco Acquisition Corporation ("Dynaco") converted a $100,000 note receivable from Comtel Electronics, Inc. ("Comtel") into 11,100 shares of Comtel stock (par value $.05), giving Dynaco a 10% interest in Comtel. Effective March 20, 1996, Dynaco purchased an additional 500,000 shares of Comtel for $27,500, resulting in 80.32% ownership by Dynaco. The remaining 19.68% ownership is held by two principals of Comtel. This acquisition has been accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the Company has allocated the purchase price based on the fair market value of assets acquired and liabilities assumed. The results of Comtel have been included with those of the Company since March 20, 1996.

         Comtel has entered into a 5 year agreement with New Media, Inc. whereby New Media subcontracted to Comtel all of its manufacturing and assembly business over the contract term. Comtel is compensated by New Media to achieve a guaranteed 15% gross margin to Comtel. Management estimates this contract will generate $80 million in revenues for Comtel over the life of the agreement. On April 5, 1996, Palomar invested $2,345,000 in New Media preferred and common stock and loaned New Media an additional $1,000,000. The note receivable is subordinated and nonrecourse, bears interest at 9% and is due in April of 1996 or earlier under certain conditions. Palomar also received a warrant to purchase 200,000 shares of common stock in New Media, Inc. at $1.20 per share. Palomar has accounted for this investment under the cost method.

3.       ACQUISITION OF TISSUE TECHNOLOGIES, INC.

         On May 3, 1996, the Company acquired 100% of Tissue Technologies, Inc. outstanding stock in exchange for 3,200,000 shares of Palomar common stock. The Company is accounting for this acquisition as a pooling-of-interest in accordance with APB No. 16. The Company has retroactively restated its financial statements to reflect this acquisition as a pooling-of-interest. The Company incurred $443,780 of various legal, accounting and consulting services costs related to the acquisition during the six months ended June 30, 1996. Tissue Technologies is engaged in the manufacture, marketing and sale of C02 laser systems used in skin resurfacing.

4.       ACQUISITION OF MINORITY INTEREST OF STAR MEDICAL TECHNOLOGIES, INC.

         In April 1996, the Company purchased 15% of the outstanding common stock of Star Medical that Palomar did not already own in exchange for 217,943 shares of Palomar's common stock valued at $7.85 per share. The agreement restricts the sale of the Company's common stock issued in connection with this agreement for a period of two years. The purchase price has been recorded as goodwill and is being amortized over five years.

5.       INVESTMENTS

  (a) Marketable

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

         The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity will be reported at amortized cost and are classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1995 and June 30, 1996. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are included currently in the accompanying consolidated statements of operations.

         During the six months ended June 30, 1996, the Company sold a portion of its Trading Securities in three publicly traded companies realizing a gain of $899,513, which is reflected in the accompanying consolidated statements of operations.



                                                                             As of June 30, 1996
                                                           --------------------------------------------------------
                                                                            Gross         Gross
                                                            Amortized    Unrealized     Unrealized        Fair
                                                              Costs         Gain           Loss          Value
                                                           ------------  ------------  -------------  -------------
              Trading Securities:
                    Investments in publicly
                    traded companies                        $1,571,604       $--         $(151,541)     $1,420,063
                                                           ============  ============  =============  =============


  (b) Non-Marketable

         In addition to non-marketable equity securities held by the Company at December 31, 1995, the Company has invested $500,000 in Clinic Holdings Inc. (a Delaware corporation), in exchange for 1,000 shares of common stock (50% of total issued and outstanding common stock) and has agreed that it may contribute up to an additional $3,000,000 to Clinic Holdings. Clinic Holdings Inc. has established a wholly-owned subsidiary, which it is anticipated will own and operate cosmetic surgery clinics in the United States and Canada. Clinic Holdings Inc. has agreed to purchase its needs for any laser based products or devices from the Company to the extent that the products are manufactured or distributed by the Company. The Company is accounting for its investment in Clinic Holdings under the equity method of accounting.

6.       INVENTORIES

         Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:

                                             December 31,       June 30,
                                                1995             1996
                                            -------------   --------------
        Raw materials                         $1,949,288       $6,948,027
        Work in process and finished goods     2,008,389        4,643,272
        Less -- progress billings                307,793          101,766
                                            ------------      -----------
                                              $3,649,884      $11,489,533
                                            =============   ==============

7.       PROPERTY AND EQUIPMENT

                Property and Equipment consist of the following:

                                                December 31,        June 30,
                                                    1995              1996
                                             ----------------    --------------
     Equipment under capital leases               $1,214,950        $1,241,289
     Machinery and equipment                       1,992,157         2,551,540
     Furniture and fixtures                          806,252         1,237,692
     Leasehold improvements                          308,158           467,000
                                             ----------------    --------------
                                                   4,321,517         5,497,521
     Less:  Accumulated depreciation
            and amortization                       1,156,502         1,630,976
                                             ----------------    --------------
                                                  $3,165,015        $3,866,545
                                             ================    ==============


8.       NET LOSS PER COMMON SHARE

         For the three and six months ended June 30, 1995, net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 1996, net loss per common share has been computed by dividing net loss, as adjusted for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered as outstanding, as the result would be antidilutive.

9.       NOTES PAYABLE

Notes payable consist of the following:


                                                                                                    December 31,      June 30,
                                                                                                        1995            1996
                                                                                                   ---------------  --------------
7% Note payable                                                                                          $244,782        $244,782
8% Convertible debentures, $1,000,000 face amount, principal and interest due October 26, 1997.
     $775,000 face amount of the debentures were repaid in May 1996.  $225,000 face amount of
     the debentures were converted into 34,615 shares of common stock                                     819,359        --
8% Convertible debentures issued by Tissue, converted in May 1996                                         950,000        --
7.4% to 21% Capital lease obligations, monthly principal and interest payments ranging from
     $144 to $51,235, maturities ranging from August 1997 to January 1999                               1,393,612       1,291,876
Present value of notes payable, discounted at 8% and due in annual installments of principal and interest of $100,000, $200,000, $200,000 and $100,000 in fiscal 1995, 1996, 1997 and 1998,
     respectively                                                                                         468,012         326,770
Note payable in connection with the Spectrum acquisition, interest at the prime rate (8.25%
     at June 30, 1996) plus 1%, principal of $200,000, $150,000, $200,000 and $150,000
     plus interest due in October 1995, April 1996, October 1996 and April 1997, respectively             500,000         353,665
Bridge notes payable, prime (8.25% at June 30, 1996) plus 2%                                            1,350,000       1,200,000
Other notes payable                                                                                        78,672         281,806
                                                                                                   ---------------  --------------
                                                                                                        5,804,437       3,698,899
Less -- current maturities                                                                              2,474,265       2,430,261
                                                                                                   --------------   --------------

                                                                                                       $3,330,172      $1,268,638
                                                                                                   ==============   ==============

10.      STOCKHOLDERS' EQUITY

  (a) Options

         During the six months ended June 30, 1996, the Company issued options to purchase 180,000 shares of common stock at prices ranging from $6.75 to $10.50 per share to several employees. Certain individuals also exercised stock options to purchase 484,902 shares of common stock at prices ranging from $0.40 to $3.50. The total proceeds received by the Company were $397,148.

  (b) Warrants

         During the six months ended June 30, 1996, the Company issued warrants to purchase a total of 4,623,778 shares of the Company's common stock to certain officers, consultants and preferred stock investors at prices ranging from $4.88 to $15.00 per share. In addition, certain warrantholders exercised warrants to purchase 1,598,639 shares of common stock at prices ranging from $0.60 to $7.50. The Company received total proceeds of $5,485,576 and a note receivable for $1,057,500 related to the exercise of the warrants.

  (c  Reserved Shares

         At June 30, 1996, the Company has reserved shares of its common stock for the following:

             Stock option plans                          1,424,400
             Warrants                                    5,978,456
             Employee 401(k) plan                          254,115
             Preferred stock                             2,779,074
                                                    ---------------
                                   Total                10,436,045
                                                    ===============


  (d) Preferred Stock

         On February 14, 1996, the Company completed the issuance of 6,000 shares of Series D Convertible Preferred Stock. The Company also issued warrants to purchase 800,000 shares of Common Stock at prices varying from $7.50 to $8.00 per share expiring in 2001. The conversion price is a rate equal to 80% of the average closing price of the common stock on ten consecutive preceding trading days, but in no event less than $4.50 or more than $6.50 per share. The conversion price is also adjustable for certain dilutive events, as defined. The Series D Convertible Preferred Stock is entitled to dividends at rates ranging from 4% to 8%, based on the length of time from the issue date. The Series D Convertible Preferred stockholders also have preference in liquidation equal to $1,000 plus accrued but unpaid dividends and accrued but unpaid interest. Under certain circumstances, the Company has the option to redeem these shares at the redemption price defined in the agreement. As of June 30, 1996, the preferred stock was convertible into 1,333,333 shares of common stock.

         On April 17, 1996, the Company completed the issuance of 10,000 shares of Series E Convertible Preferred Stock and received net proceeds of $9,488,200. The Company also issued the investor warrants to purchase 304,259 shares of common stock at $15.00 per share. The conversion price of the Series E Convertible Preferred Stock is a rate equal to 85% of the average closing price of the common stock on the three consecutive trading days preceding the conversion date, but in no event less than $7.50 or more than $11.50 per share. If the average of the closing price on the five consecutive trading days ending on the 89th day after the issuance date is at least $10.00, then the minimum conversion price shall be increased to $8.50 per share. The Series E Convertible Preferred Stock is entitled to a dividend at 7% per annum and has a preference in liquidation. Under certain conditions the Company has the option to redeem these shares at a redemption price as defined in the agreement. As of June 30, 1996, the preferred stock was convertible into 1,445,741 shares of common stock.

  (e) Dividends

         In certain circumstances the Company is prohibited from paying any dividends to the holders of common stock until all accrued and unpaid dividends have been paid or declared.

  (f) Adoption of Financial Accounting Standards Board No. 123

         Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation" applies to all transactions in and reporting standards for stock based compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As of January 1, 1996, the Company adopted the provisions of SFAS No. 123 related to warrants issued to non-employees. In connection with the adoption, for the six months ended June 30, 1996, the Company charged approximately $600,000 to operations related to these warrants. In accordance with SFAS No. 123, the Company will continue to account for employee stock options or similar equity instruments as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company does not currently expect to adopt the accounting prescribed by SFAS No. 123; however, the Company will include the disclosures required by SFAS No. 123 as required in future consolidated financial statements included in its Form 10-KSB.

11.      RELATED PARTY TRANSACTIONS

         Included in current assets at December 31, 1995 and June 30, 1996 is $4,109,573 and $7,277,227, respectively, of notes receivable from and investments in various officers and related entities. Subsequent to June 30, 1996, the Company received payments totaling approximately $3,317,000 related to certain of these notes receivables. It is reasonably possible that the Company's estimate that it will collect these remaining receivables within one year will change in the near term.

         The Board of Directors have established a corporate loan policy under which loans may be granted to certain officers/stockholders/directors of the Company for amounts up to an aggregate of $800,000. All of such loans must be collateralized by certain stockholdings of these individuals, as defined. At December 31, 1995 and June 30, 1996, $383,198 and $733,890, respectively, with accrued interest at the rate of 7% per annum, was outstanding to certain officers/stockholders/directors under the corporate loan policy.

         At June 30, 1996, the Company had loans receivable in aggregate of $655,663, including accrued interest of $46,663, from two officers of Dynaco, which are evidenced by three promissory notes due on demand or by December 31, 1996, bearing interest at the rates ranging from prime to 8%. These loans receivable are collateralized with a certain amount of vested stock options in the Company owned by the officers with a market price in excess of the exercise price. As defined in the agreement, 100% of the then outstanding principal and accrued but unpaid interest must never be below the sum of the excess of the market price over the exercise price of the unexercised vested stock options.

         At June 30, 1996, the Company had notes receivable for $3,317,342, including accrued interest of $167,342 from an affiliated company. The Company's chairman and CEO personally owns 35% of the affiliated company and together with certain stockholders, owning an aggregate of 81% of this affiliate, have pledged their common stock holdings as collateral for these notes receivable. The notes have automatic conversion rights to preferred stock in the affiliate if the note is not paid by its due date. The notes receivable bear interest at the rate of 10% per annum. In connection with the loan receivable, the Company received a warrant from the affiliated company to purchase 250,000 shares of its common stock at $1.50 per share. During July 1996, the affiliated company completed its initial public offering and paid the notes due to Palomar in full.

         In the second quarter of 1996, the Company loaned $1,700,000 to a publicly-traded company of which certain directors of the publicly-traded company are also directors of the Company. These loans bear interest at 10%. The Company expects these loans to be repaid in full in the next twelve months and has classified this note as current in the consolidated balance sheet at June 30, 1996.

         The Company has a $500,000 equity investment in a privately held technology company. A director of the Company's underwriter, H.J. Meyers is also a director of the investee company. During the six months ended June 30, 1996, the Company loaned this person $1,057,500, represented by an unsecured note receivable, in connection with the exercise of stock warrants. This note bears interest at 7.75% per annum and is due on demand. The Company also loaned this director an additional $500,000 during the six months ended June 30, 1996, under the same terms as the notes described above. In June 1996, $100,000 was paid in principal and interest on the above notes.

         During the six months ended June 30, 1996, the Company loaned $900,000 and $250,000, in the form of a note receivable, bearing interest at 10% per annum, and due April 1996, and $250,000 to a company owned by a director.

         During the six months ended June 30, 1996, the Company granted to its officers and directors warrants to purchase 1,000,000 shares of the Company's common stock, at prices ranging from $6.75 to $7.69, and expiring five years from the date of grant.

         On February 22, 1996, the Company entered into an agreement with a former director of Star Medical Technologies, Inc. ("Star"), whereby the Company issued this director warrants to purchase 50,000 shares of the Company's common stock at $7.00 per share. The Company also agreed to pay this director $50,000, and has loaned this director a total of $75,000 under a demand note payable bearing interest at 7%.

         The Company has various consulting agreements with directors and officers of the Company.

         During the six months ended June 30, 1996, Comtel had sales to New Media of $6,600,000. At June 30, 1996 $3,460,000 of accounts receivable was due from New Media.

12.      PRO FORMA INFORMATION

         The results of operations related to Spectrum have been included with those of the Company since April 5, 1995.

         The results of operations related to Inter-Connecting Products, Inc. ("ICP") have been included with those of the Company since June 5, 1995.

         The results of operations related to Intelligent Computer Technologies, Inc. ("ICT") have been included with those of the Company since September 18, 1995.

         The results of operations related to Comtel have been included with those of the Company since March 20, 1996.

         Unaudited pro forma operating results for the Company, assuming the acquisitions of ICT, ICP, Spectrum and Comtel had been made as of January 1, 1995, are as follows:


                                           Three Months Ended June 30,                Six Months Ended June 30,
                                       -------------------------------------     ------------------------------------
                                            1995                  1996                1995                1996
                                       ----------------      ---------------     ---------------     ----------------
     Revenue                                $9,444,092          $17,918,019         $16,758,266          $24,843,020
     Net loss                              $(3,364,073)         $(7,924,339)        $(6,558,830)        $(15,293,802)
     Net loss per common share                  $(0.24)              $(0.32)             $(0.52)              $(0.66)


13.      COMMITMENTS

         The Company has issued guarantees to several of its subsidiaries for payment of trade payables. The total amount guaranteed at June 30, 1996, was $4,572,280. In addition, the Company has also issued three unlimited guarantees to three other vendors of Nexar.

14.      SUBSEQUENT EVENTS

         Subsequent to June 30, 1996 the Company granted 255,000 options to purchase the Company's common stock at $8.875 per share. In addition, the Company issued 1,392,200 warrants to employees, consultants and investors purchase the Company's common stock at prices ranging from $8.875 and $16.50. Certain of the warrants issued are subject to vesting terms as described in the warrant agreements.

         On July 3, 1996, the Company raised approximately $7.0 million, net of offering costs, through the issuance of 9,675 units in a convertible debenture financing. Each unit consisted of a convertible debenture denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. The warrants may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures will accrue at a rate of 4.5% per annum and is payable in Swiss Francs.

         On July 12, 1996, the Company completed the issuance of 6,000 shares of Series F Convertible Preferred Stock and received net proceeds of $6,000,000. The Company also issued the investor warrants to purchase 500,000 shares of common stock at $16.00 per share. The Series F Convertible Preferred Stock is entitled to a dividend at 8% per annum for the first twelve months, 6% per annum for the second twelve months, 4% per annum thereafter and has a preference in liquidation. Under certain conditions the Company has the option to redeem these shares at a redemption price as defined in the agreement.

         In July 1996, the Company purchased 80 shares of common stock (80% of total issued and outstanding capital stock) of Dermascan, Inc. ("Dermascan") from a Dermascan stockholder in exchange for 35,000 shares of common stock of Palomar. The Company has agreed to include these shares issued in a future registration statement filed by the Company for the resale of these shares. In addition, the Company has agreed to pay the Dermascan stockholder an amount equal to the difference between $14.00 and the closing bid price if lower, on the day the registration statement is declared effective by the Securities and Exchange Commission. The agreement also includes a put right by the remaining 20% stockholder of Dermascan that at any time after three years from the date of the agreement the Company will be required to purchase the 20% interest for $130,000 in cash. In connection with the agreement the Company entered into a five year employment agreement with the selling stockholder which guarantees annual payments of up to $125,000.

         On July 19, 1996, the Company held a Special Meeting of Stockholders. At the Special Meeting the Stockholders (i) ratified and approved an amendment to increase the number of authorized shares of the Company from 45,000,000 to 105,000,000 shares, of which 100,000,000 are common stock with a par value of $.01 per share and 5,000,000 are preferred stock with a par value of $.01 per share; (ii) ratified and approved the Company's 1996 Stock Option Plan; and
(iii) ratified and approved the Company's 1996 Employee Stock Purchase Plan.

         On July 19, 1996, the Company, through a wholly-owned subsidiary signed a master agreement with EquiMed. This exclusive agreement calls for the installation of certain of the Company's cosmetic lasers at all of EquiMed's wholly-owned Ophthalmology and Dermatology centers. Revenues will be shared between the two companies. The Company will be required to supply these centers with cosmetic lasers.

         Subsequent to June 30, 1996, $1,800,681 (including $64,773 of accrued dividends) of Series D Convertible Preferred Stock and $5,818,263 (including $117,016 of accrued dividends) of Series E Convertible Preferred Stock was converted into 1,001,554 shares of common stock.




                      [This space intentionally left blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         For the three months ended June 30, 1996, the Company had revenues of $17,538,019 as compared to $6,227,864 for the three months ended June 30, 1995. The 182% increase in revenues from 1995 to 1996 is primarily due to acquisitions of additional product lines in both business segments. The majority of the increases are a result of sales of CO2 lasers for skin resurfacing, sales of personal computes and sales associated with electronic contract manufacturing.

         Gross margin for the three months ended June 30, 1996, was $2,717,005 (15% of revenue) $1,736,705 (28% of revenue) for the three months ended June 30, 1995. The increase in total gross profit was a result of an increase in total revenue. The gross profit margin for the three months ended June 30, 1996, decreased 13% as compared to the gross profit margin for the three months ended June 30, 1995. The decrease in gross profit margin is attributed to a decrease in yields at Dynaco due to new production processes and product and under utilization of increased production capacity at Spectrum in anticipation of increased demand in late 1996 and 1997. A portion of the decrease in gross margin was offset by an increase in gross margins attributed to the acquisition of Tissue and Comtel. The Company anticipates gross margins to improve as new production processes are optimized and over capacity is more fully utilized.

         Research and development costs increased to $2,374,494 for the three months ended June 30, 1996, from $568,024 for the three months ended June 30, 1995. This 318% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. The Company is expending some research and development funding for new process engineering and materials development in the electronic business segment and has filed several patents to date as a result of this funding. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products, develops additional applications for its lasers and delivery systems and develops commercial applications for unique electronic interconnect packaging.


         Selling, General and Administrative expenses increased to $7,159,633 for the three months ended June 30, 1996, from $2,362,033 for the three months ended June 30, 1995. This 203% increase is attributable to the acquisition of Comtel, CD Titles, and Tissue Technologies as well as the formation of Nexar, Dynamem and Spectrum Financial Services in 1995 and 1996. These subsidiaries are concentrating on increased sales and marketing of medical and electronic products. The Company is increasing its sales and marketing capabilities, particularly at Nexar, in order to support anticipated widespread introduction of new products in 1996 and 1997. Dynaco, Star, Spectrum, Nexar, CD Titles, Spectrum Financial Services, Tissue Technologies and their subsidiaries maintain their own sales forces and general and administrative support staffs.


         Business Development and Financing Costs increased to $1,444,823 for the three months ended June 30, 1996, from $285,857 for the three months ended June 30, 1995. This 405% increase is attributable to the Company's continuing acquisitions and financing activities during the quarter ended June 30, 1996.

         Pooling-of-Interest expenses totaled $443,780 for the three months ended June 30, 1996 and are comprised primarily of professional fees associated with the merger of Tissue and the Company.

         Interest expense increased to $414,197 for the three months ended June 30, 1996, from $255,163 for the three months ended June 30, 1995. This 62% increase is primarily the result of the early redemption in May 1996 of the 8% convertible debentures.

         Interest income increased to $597,253 for the three months ended June 30, 1996, from $13,524 for the three months ended June 30, 1995. This increase is primarily the result of interest received from subscriptions receivable and other investments made as a result of the Company's improved cash position.

         The Company had net realized and unrealized trading losses of $168,547 for the three months ended June 30, 1995 and net realized and unrealized trading gains of $613,234 for the three months ended June 30, 1996 . These gains resulted from the sale of certain marketable securities during the quarter. It is the Company's intention to continue to invest in trading securities, which may result in additional trading gains or losses in the future.

         Minority interest in loss of subsidiary decreased to $15,096 for the three months ended June 30, 1996, from $29,987 for the three months ended June 30, 1995.

         The Company has not recorded a deferred tax benefit for net operating losses as the utilization of such losses is uncertain.

         As a result of the foregoing, the net loss for the three months ended June 30, 1996, was $7,894,339 as compared to a net loss of $1,859,408 for the three months ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995


         For the six months ended June 30, 1996, the Company had revenues of $24,463,020 as compared to $9,797,483 for the six months ended June 30, 1995. The 150% increase in revenues from 1995 to 1996 is primarily due to acquisitions of additional product lines in both business segments. The majority of the increases are a result of sales of CO2 lasers for skin resurfacing, sales of personal computes and sales associated with electronic contract manufacturing.

         Gross margin for the six months ended June 30, 1996, was $2,358,240 versus $2,465,887 for the six months ended June 30, 1995. The 4% decrease in gross margin was a result of the Company incurring significant pre production costs during the first three months of 1996 in order to prepare for the introduction of a number of new products in the medical and electronics business segments. The Company anticipates gross profits to improve with increased revenue levels and the introduction of additional new products. The Company has also implemented new manufacturing processes that have led to start up costs and an initial decrease in output yields.


         Research and development costs increased to $4,091,297 for the six months ended June 30, 1996, from $1,224,147 for the six months ended June 30, 1995. This 234% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's Ruby and diode lasers. The Company is expending some research and development funding for new process engineering and materials development in the electronics business segment and has filed several patents to date as a result of this funding. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products, develops additional applications for its lasers and delivery systems and develops commercial applications for unique electronic interconnect packaging.


         Selling, General and Administrative expenses increased to $12,383,426 for the six months ended June 30, 1996, from $3,446,160 for the six months ended June 30, 1995. This 259% increase is attributable to the acquisition of Spectrum Medical, CD Titles, Tissue Technologies and Comtel as well as the formation of Nexar, Dynamem and Spectrum Financial Services. These new subsidiaries are concentrating on increased sales and marketing of medical and electronic products. The Company is increasing its sales and marketing capabilities, particularly at Nexar in order to support anticipated widespread introduction of four major products in 1996. These new products are associated with the medical products segment and the electronic products segment. Dynaco, Star, Spectrum, Nexar, CD Titles, Spectrum Financial Services, Tissue and their subsidiaries maintain their own sales forces and general and administrative support staffs.


         Business Development and Financing Costs increased to $1,942,096 for the six months ended June 30, 1996, from $695,766 for the six months ended June 30, 1995. This 179% increase is attributable to the Company's continuing acquisitions and financing activities.

         Pooling-of-Interest expenses totaled $443,780 for the six months ended June 30, 1996 and are comprised of professional fees associated with the merger of Tissue Technologies and the Company.

         Interest expense increased to $738,879 for the six months ended June 30, 1996, from $482,505 for the six months ended June 30, 1995. This 53% increase is primarily the result of the early redemption in May 1996 of the 8% convertible debentures and an issuance of acquisition debt in April 1995 to purchase Spectrum.

         Interest income increased to $1,203,447 for the six months ended June 30, 1996, from $45,747 for the six months ended June 30, 1995. This increase is primarily the result of interest received from subscriptions receivable and other investments made as a result of the Company's improved cash position.

         The Company had net realized and unrealized trading losses of $113,092 for the six months ended June 30, 1995 and net realized and unrealized trading gains of $728,318 for the six months ended June 30, 1996 . These gains resulted from the sale of certain marketable securities during the year. It is the Company's intention to continue to invest in trading securities, which may result in additional trading gains or losses in the future.

         Minority interest in loss of subsidiary decreased to $45,671 for the six months ended June 30, 1996, from $58,145 for the six months ended June 30, 1995.

         The Company has not recorded a deferred tax benefit for net operating losses as the utilization of such losses is uncertain.

         As a result of the foregoing, the net loss for the six months ended June 30, 1996, was $15,707,582, as compared to a net loss of $3,391,891 for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company had $10,046,462 in cash, cash equivalents and trading securities. During the six months ended June 30, 1996, the Company generated approximately $3,276,400, $15,435,000 and $5,446,000 in net proceeds from the sale of its common stock, the sale of its preferred stock and the exercise of stock warrants, respectively.

         The Company's net loss for the three months ended June 30, 1996, included the following noncash items: $1,327,467 of depreciation and amortization expense; $117,105 of additional interest expense relating to the amortization of the discounts on the convertible debentures; and $903,584 related to common stock and warrants issued to non-employees and consultants of which approximately $600,000 results from the issuance of warrants for services in accordance with SFAS No. 123.

         The Company anticipates that capital expenditures for the remaining six months of 1996 will total approximately $2,000,000. The Company will finance these expenditures with cash on hand or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise the funds.

         Dynaco has a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse up to a maximum commitment of $3,000,000. As of June 30, 1996, the amount of accounts receivable sold that remained uncollected totaled $1,757,106 net of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying balance sheet as of June 30, 1996. The interest rate on such outstanding amounts is the bank's prime rate (8.25% at June 30, 1996) plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets.

         A large part of the Company's medical products businesses are still in the development stage, with significant research and development costs and regulatory constraints that currently limit sales of its medical products. These activities are an important part of the Company's business plan. Due to the nature of clinical trials and research and development activities, it is not possible to predict with any certainty the timetable for completion of these research activities or the total amount of funding required to commercialize products developed as a result of such research and development. The rate of research and the number of research projects underway are dependent to some extent upon external funding. While the Company is regularly reviewing potential funding sources in relation to these ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or, if available, on terms satisfactory to the Company.

         The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies that are related to some of the directors and officers of the Company. See "Related Party Transactions". At June 30, 1996, the Company had $8,350,235 of such investments.

         The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products segment, expand its electronic products segment, execute its acquisition business plan and fund ongoing operations. The Company believes that the cash generated to date from its financing activities and amounts available under its credit agreement will be sufficient to satisfy its working capital requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, strategic partnerships, additional bank financing, private debt and equity financing and other sources. The Company believes that it has adequate cash reserves or it will be successful in obtaining additional financing in order to fund current operations in the near future.


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

         The Company's business segments operate in a highly competitive environment and in highly competitive industries, which include significant competitive pricing pressures and intense competition for skilled employees.

         The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Company.






                      [This space intentionally left blank]

                                                PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On March 14, 1996, the Company was served with a summons and complaint with respect to Commonwealth Associates v. Palomar Medical Technologies, Inc., a purported breach of contract action brought in the United States District Court for the Southern District of New York. The complaint alleges violations of a letter agreement pursuant to which Commonwealth Associates was to render certain services to the Company and the Company was to pay certain dollar amounts and issue a warrant to purchase shares of the Company's Common Stock to Commonwealth Associates. The Company intends to assert defenses vigorously. The proceeding is still in its infancy, and the extent of exposure of the Company cannot be determined at this time.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


             Exhibit
               No.                                          Title
         ----------------      -----------------------------------------------------------------
             10(pp)            1996 Stock Option Plan

             10(qq)            1996 Employee Stock Purchase Plan

             10(rr)            Restated Certificate of Incorporation of the Company as filed on August 14, 1996


     (b)  Reports of Form 8-K.


              Date
            of Report                                Title
         ----------------      ----------------------------------------------------------------
         May 16, 1996          Acquisition of Tissue Technologies, Inc.

         June 11, 1996         Amendment to Item 7 of Form 8-K of Palomar
                               Medical  Technologies,  Inc.,  as filed on
                               May 16, 1996



                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on August 14, 1996.

                                          MEDICAL TECHNOLOGIES, INC.
                                          (Registrant)



DATE:  August 14, 1996                    By:      /s/ Steven Georgiev
                                                   -------------------
                                                   Steven Georgiev
                                                   Chief Executive Officer
                                                   and Chairman of the Board

DATE:  August 14, 1996                             /s/ Joseph P. Caruso
                                                   --------------------
                                                   Joseph P. Caruso
                                                   Vice President, Chief
                                                   Financial Officer
                                                   (Principal Financial Officer)