Form 10KSB/A
period 1995-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1996-08-22
CIK 881695

FORM 10-KSB/A-1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1995
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from_______ to  _______
                         Commission file number: 0-22340

                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     04-3128178
           --------                                     ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                     66 Cherry Hill Drive, Beverly, MA 01915
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (508) 921-9300
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
- ------------------------------------------------------------

                                                   Name of each exchange on
  Title of each class                                  which registered
  -------------------                                  ----------------
    Not Applicable                                      Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
          ------------------------------------------------------------
                          Common Stock , $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its fiscal year ended December 31, 1995 were $21,792,079.

         As of March 26, 1996, 22,412,640 shares of Common Stock, $.01 par value per share, and 13,500 shares of Preferred Stock $.01 par value per share were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $231,082,884.

         Transitional Small Business Disclosure Format     Yes      X   No
                                                        ---        ---








ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Palomar Medical Technologies, Inc., a Delaware corporation, (the "Company") was organized to design, manufacture and market lasers, delivery systems and related disposable products for use in cosmetic and medical procedures. The Company currently operates in two business segments: medical products and electronic products. In the medical products segment, the Company manufactures and markets U.S. Food and Drug Administration ("FDA") approved ruby lasers. The Company also is developing ruby, pulse dye and diode medical lasers for use in clinical trials and is engaged in the research and development of additional cosmetic and medical products. The Company has expanded its efforts in the cosmetic laser area through a series of product development activities, acquisitions and strategic alliances that target patient self-pay procedures performed in doctors' offices and clinics. Principal among these are the development of a ruby laser system for removing unwanted hair and a pending acquisition of a company that has an FDA approved laser for skin resurfacing. The laser hair removal and skin resurfacing products are both significant to the Company's strategic plan and are discussed in further detail below. See "Future Products--EpilaserTM Product for Laser Hair Removal and--TRU-PULSETM CO2 Laser for Skin Resurfacing". The Company has entered into a number of research agreements with recognized research hospitals and clinical laboratories. The Company provides research funding, laser technology and optics know-how in return for licensing agreements to specific medical applications and patents as more fully described below. See "Patents and Licenses". Management believes that this method of conducting research and development provides a higher level of technical and clinical expertise than it could provide on its own and in a more cost efficient manner. To date, most of the Company's medical laser products are undergoing clinical trials and have not received FDA approval.

         In the electronic products segment, the Company manufactures high density, flexible electronic circuitry for use in industrial, military and medical devices. The Company is also introducing a number of proprietary products targeted to service the personal computer industry, including high density memory modules and end-user upgradable personal computers. Some of the Company's electronic products are being incorporated into its laser systems. These new products include a series of proprietary computer memory modules that double the memory capacity of traditional memory modules using the same interface as well as a user-friendly upgradable personal computer that management believes will decrease the level of technical obsolescence found with most personal computers in the market.

         In September 1995, the Company established Palomar Electronics Corporation as a wholly-owned subsidiary of Palomar Medical Technologies, Inc. as part of a plan to separate the electronics and computer segments of the business from the medical laser segments of the business.

THE COMPANY'S STRATEGIC PLAN

         The Company's strategy is to develop, acquire or license technologies that can be integrated into its current and proposed products in both business segments. The Company intends to address very large markets incorporating its core technology with proprietary products and structure its operations to strive to be the low cost producer of these products. The Company intends to seek agreements or arrangements with other medical products and high technology companies in order to acquire technical and financial assistance in the research and development of such products and in the extensive experimentation and testing required to obtain regulatory approvals in the United States and elsewhere. The Company, for the foreseeable future, will seek marketing and distribution agreements with established companies to enable it to market some of its products quickly and more efficiently, without incurring the substantial expense and delay associated with the establishment and support of a direct sales and distribution network.

         The Company also intends to build a significant revenue base that does not rely solely on the medical device market. This will enable the Company to have in place a self-supporting manufacturing capability that can be expanded when needed for the rapid introduction and commercial production of its medical device products. The Company believes that this strategy will reduce the overall working capital requirements of the Company and yield higher profit margins and a break-even point sooner than traditional medical device companies. The Company will seek to expand this area in markets that represent synergy to its core medical laser based products.

         The Company believes that the expansion and success of its business is significantly influenced by key employees at its operating subsidiaries. The Company has and intends to continue to create incentive programs that allow management as well as key members of senior management of the Company at these operating subsidiaries to participate in the success of these operating subsidiaries by participating in the equity of each subsidiary or profit sharing plans.

         The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies that are related to some of the directors and officers of the Company. See "Related Party Transactions".

         RECENT FINANCING OF OPERATIONS AND INVESTMENTS

     Since February of 1994, the Company has financed current operations, expansion of its core business and outside short-term financial investments through the private sale of debt and equity securities of the Company. The Company raised a total of approximately $3,083,892 and $6,580,769 in such financings during the year ended December 31, 1995, and nine months ended December 31, 1994, respectively. The Company anticipates that it will require substantial additional financing during the next twelve month period. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities. Sales of securities to private investors are sold at a discount to the public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register their securities for resale to the public at some future time. The Company believes that it may need to increase its authorized shares over the next twelve month period, which will require a majority of its shareholders approval. There can be no assurance that the Company will be successful in raising additional substantial capital on favorable terms or that the Company's shareholders will approve additional authorization of shares if required. See "Notes 5 and 13 in the Notes to the Consolidated Financial Statements."

         INCREASE IN OUTSTANDING SHARES

     As a result of financing activities, business developments, mergers and acquisitions, attraction and retention of key employees and incentive plans, the Company has increased its issued and outstanding shares of common stock from 9,464,963 shares at December 31, 1994 to 20,135,406 shares at December 31, 1995. The Company also had additional reserved but unissued shares of common stock of 6,275,367 shares at December 31, 1994 and 12,531,799 shares at December 31, 1995. The Company also increased its issued and outstanding shares of common stock subsequent to December 31, 1995 to 24,414,907 shares with additional reserved but unissued shares of common stock of 11,397,996 shares as of March 26, 1996. A substantial number of the Company's reserved shares are registered and could be resold into the public market.

         The Company has also entered into a purchase and sale agreement with Tissue Technologies, Inc. The Company intends to complete this acquisition over the next few months. If the acquisition is completed, the Company will issue approximately 3 million shares of its common stock. The Company intends to register this stock as soon as practicable on a best efforts basis. See "Business Developments -- Pending Acquisition of Tissue Technologies. Inc."

         RELATED PARTY INVESTMENTS AND TRANSACTIONS

         The Company has entered into a number of transactions with related parties. To date, the Company has an aggregate of $5,111,824 of notes receivable and investments. Included in the aggregate amount is loans to certain officers, directors and key employees of $1,153,199, notes receivable to a company in which the Company's CEO owns 35% of the outstanding common stock, and an aggregate of $2,297,250 in common stock and notes receivable to companies that certain officers and directors of the Company have a financial or equity interest in. See "Note 9 to the Notes to the Consolidated Financial Statements." and "Item 12. Certain Relationships and Related Transactions".

MEDICAL PRODUCTS SEGMENT

BUSINESS DEVELOPMENTS

         ACQUISITION OF STAR MEDICAL TECHNOLOGIES, INC.

         On July 1, 1993, the Company acquired 80% of the common stock of Star Medical Technologies, Inc. ("Star"), a development stage company formed on April 1, 1993. Star develops medical and commercial products using high power laser diodes. To date, Star has developed a number of medical diode laser prototypes under clinical investigation. The acquisition price was $600,000 in cash and five-year nonqualified stock options granted to certain officers of Star to purchase up to an aggregate of 100,000 shares of the Company's common stock at an exercise price of $1.78 (50% of the fair market value of the Company's common stock on July 1, 1993). If certain sales and gross profit levels of Star are achieved, the Company may also be required to pay to certain officers/stockholders of Star royalties up to an aggregate of 5%, not to exceed $1,500,000, based on future product sales for a period of no longer than seven years from July 1, 1994. In addition, during 1994, the Company acquired an additional 5% of the common stock of Star for cash payments of $850,000. To date, revenue from the Star subsidiary have not been significant.

         BAXTER REVENUE SHARING AND JOINT PRODUCT DEVELOPMENT AGREEMENT

         On September 10, 1993, the Company entered into the Baxter Agreement with the Edwards LIS Division of Baxter. Under the Baxter Agreement, the two companies intend to develop, market, and sell an integrated system utilizing lasers and catheters for the removal of blood clots. Baxter is responsible for sales and marketing of the product after FDA approval and the Company is responsible for the development and manufacturing of the product. Following FDA approval, the Company will receive 80% of the net sales for laser equipment and 50% of the net sales for catheter and disposable components. Prior to FDA approval, the Company will receive 100% of the revenue received from the laser and the catheter. Under the Baxter Agreement, Baxter licensed its proprietary technology to the Company, and the Company cross licensed its technology to Baxter. The Company also granted to Baxter a license to sell and market products incorporating such technology. The agreement has subsequently been transferred to ACS, a division of Eli Lilly, as part of a purchase by Eli Lilly of the Baxter LIS division.

         ACQUISITION OF SPECTRUM MEDICAL TECHNOLOGIES, INC.

         On April 5, 1995, the Company acquired all of the outstanding common stock of Spectrum Medical Technologies, Inc. ("Spectrum"). The purchase price consisted of $300,000 in cash, a $700,000 two year promissory note, 364,178 shares of the Company's common stock with an aggregate fair market value of $1,000,000, acquisition costs of $161,138 and assumed liabilities totaling $1,128,139. In addition, the purchase price consists of a 20% contingency payment, payable in the Company's common stock, based upon the future earnings performance of Spectrum over a three to five-year period. Spectrum develops, manufactures, sells and services Ruby Lasers through out the world for dermatological applications.

         FORMATION OF SPECTRUM FINANCIAL SERVICES LLC

         On June 30, 1995, Spectrum Financial Services LLC ("SFS"), a financial services leasing company and a minority owned subsidiary of the Company, was formed. As of December 31, 1995, the Company had funded the minority subsidiary with cash in the amount of $1,080,082. SFS arranges for financing of medical products sold by the Company.

         LICENSE AND RESEARCH AGREEMENT WITH MASSACHUSETTS GENERAL HOSPITAL FOR LASER HAIR REMOVAL

         In August 1995, the Company entered into an exclusive, worldwide, perpetual license for certain technology that applies to a patent applied for method of delivering laser energy to treat unwanted hair. The Company also entered into a four year agreement with the Massachusetts General Hospital ("MGH"), whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction invented by Dr. R. Rox Anderson, Wellman Laboratories of Photomedicine, MGH. As part of the agreement, MGH provided the Company with prior data already generated by Dr. Anderson on the ruby laser device at MGH. This information was the basis for an application filed on December 8, 1995, with the FDA for approval of the Company's EpiLaserTM for treating unwanted hair. The Company has 60 days in order to express a desire to patent any invention resulting from this research at the Company's expense. The Company is obligated to fund the clinical research in the aggregate amount of $916,934 over the term of the contract. On August 18, 1995, the Company also entered into a worldwide exclusive license agreement with MGH upon completion of a valid product or service, or new uses (not related solely to hair removal) based on the findings of the clinical studies.

         ACQUISITION OF TISSUE TECHNOLOGIES, INC.

         On February 9, 1996, the Company signed a Purchase and Sale Agreement with Tissue Technologies, Inc. ("Tissue Technologies"), an Albuquerque, New Mexico based manufacturer of dermatology laser products, to acquire 100% of Tissue Technologies' outstanding stock. The purchase price consists of the number of shares of the Company's common stock, $.01 par value per share, which equals $20 million divided by the lesser of (1) $6.25 or (2) the average closing "ask" price for the Company for the ten (10) trading days immediately prior to the closing, as quoted on the NASDAQ stock market, divided by the total number of shares of common stock outstanding immediately before the effective date. This acquisition closed on May 3, 1996, and the Company exchanged 3,200,000 shares in connection with this acquisition. The Company is accounting for this acquisition as a pooling-of-interest in accordance with Accounting Principles Board Opinion No. 16. Tissue Technologies is engaged in the manufacturing, marketing and sales of C02 laser systems used in skin resurfacing.

MEDICAL PRODUCTS AND LASERS IN MEDICINE

         In recent years, scientists and clinicians have developed a concept called TISSUE OPTICS to describe how the unique properties of the laser can be used to treat human tissue selectively and more precisely. By careful selection of laser parameters, such as wavelength (color), energy and pulse width (exposure time), and with a detailed understanding of the physical and optical properties of the target tissue, the clinician can selectively treat the target tissue while minimizing or eliminating damage to surrounding tissue. The concept of color selectivity has been useful in developing a number of successful dermatologic applications. With the appropriate selection of energy and pulse width to allow for the preferential absorption by the melanin present in the target area or by the hemoglobin in blood there is negligible absorption by the surrounding tissue. This concept of tissue optics applies to all of the medical laser products under development by the Company.

         RUBY LASER FOR TATTOO REMOVAL

         In April 1995, the Company acquired all of the outstanding common stock of Spectrum. This acquisition provided the Company with an operating subsidiary concentrating on sales and marketing to the cosmetic laser market including dermatologists and plastic surgeons. The majority of Spectrum's sales are Q-Switched Ruby Lasers for tattoo removal and treating pigmented lesions. The RD-1200 is approved for sale in the U.S., Japan and in certain other parts of the world. The basic ruby laser technology includes core laser technology that the Company believes is applicable to other lasers for additional applications.

         Marketing, Distribution and Service for Ruby Lasers

         Spectrum sells and markets the "RD-1200" through an established network of distributors and direct sales force in the U.S. and through distributors worldwide. Management feels that this combination allows for a level of coverage that is more than adequate to service all its major market segments. As part of Spectrum's marketing efforts, the sales force provides the doctors a level of local market support including in-office marketing brochures, advertising copy and clinical data in a marketing kit that the doctor uses to educate the doctors' patient base. Using this marketing approach, Spectrum is able to establish long term relationships with its customers providing Spectrum with an installed base of customers. This base of customers is an important factor in introducing new products to the market.

         Spectrum provides for service in the U.S. through its own service organization with regional representation. Spectrum's international sales are serviced by its distributor network. All service technicians are trained by Spectrum. Spectrum's recommended preventive maintenance schedule provided by these trained technical representatives provides for a high level of product reliability.
                                       -5-





         Manufacturing and Suppliers for Ruby Lasers

         Spectrum's manufacturing operations consist of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Spectrum maintains control and manufactures key components in house. The entire fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributors.

         Spectrum depends and will depend upon a number of outside suppliers for components used in its manufacturing process. To date, the Company has not experienced, nor does it expect to experience, any significant delays in obtaining component parts or raw materials. Most of Spectrum's components and raw materials are available from a number of qualified suppliers on a timely basis. Spectrum is in the process of expanding its manufacturing capabilities in the United States to satisfy projected demands for the RD-2000 and allow for manufacturing capacity for additional products.

         Competition for Spectrum's Ruby Laser

         Competition in the medical device industry is intense and technology developments are expected to continue at the rapid pace experienced over the past few decades. Spectrum relies on proprietary technology, performance, product features, price, reputation in the marketplace and its installed base as leverage to keep its competitive edge in the marketplace. Spectrum competes with other manufacturers, some with similar technology and others with competing technology. Some of these competitive companies have greater financial, marketing and technical resources than that of Spectrum. The Company anticipates competition for its tattoo removal product will continue.

FUTURE PRODUCTS

         EPILASERTM PRODUCT FOR LASER HAIR REMOVAL

         Spectrum has developed a long pulse ruby laser, using its core ruby laser technology developed for tattoo removal and pigmented lesions, that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to effectively be absorbed by the hair follicle without being absorbed by the surrounding tissue. In December 1995, Spectrum filed an application with the FDA for clearance to sell and market the EpilaserTM in the U.S. To date, Spectrum is awaiting clearance from the FDA. Until FDA clearance is obtained, Spectrum will be unable to sell the EpilaserTM in the U.S. This method of hair removal allows for selective destruction of the target follicle without harming the surrounding skin. The laser incorporates a proprietary handpiece delivery system that enables the laser light to penetrate to the correct depth while at the same time limiting the amount of discomfort associated with the procedure. The laser light is pulsed at a rapid rate covering approximately one half square inch at each pulse. This treatment method allows for a large area of treatment over a short period of time.

         In an effort to find a way to allow the laser light to pass through top skin layers and to be deeply absorbed in the hair follicle below, a contact handpiece applicator was developed by MGH, and licensed to Spectrum on an exclusive world-wide perpetual basis. This unique delivery device is the key to the success and selectivity of the ruby based laser hair removal system. The Company believes this unique delivery system enables the user to address a potentially larger market than electrolysis by offering to treat large areas of the body such as legs, arms or other areas. See "License and Research Agreement with Massachusetts General Hospital for Laser Hair Removal".

         The Hair-Removal Market

         The market for laser-based hair removal is in its early stages and, as such, market segment information is only now being formulated. However, management believes that the current electrolysis market is a good model. Last year, more than one million women in the United States underwent treatment using electrolysis, spending more than $1,000 each, representing a market of approximately $1 billion annually. In addition, surveys indicate as many as 15% of men would also like to remove unwanted hair. Electrolysis is the only commercially available method for the long-term removal of body hair. Other methods of hair removal include waxing, epilators, tweezing, depilatory creams and shaving, all resulting in only temporary hair removal.

         Electrolysis is a process in which an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle, which disables the hair follicle. The tiny blood vessels in each hair follicle are heated and coagulated, presumably cutting off the blood supply to the hair matrix. The success rate for electrolysis is approximately 30%; that is, for every 100 hairs treated, approximately 30 are permanently removed. Electrolysis is time-consuming, expensive and usually painful. There is also some risk of skin blemishes and a rising concern relating to needle infection. Since electrolysis only treats one hair follicle at a time and can only treat visible hair follicles, the treatment of an area as small as an upper lip may require numerous visits at an aggregate cost of up to $1,000. Although seventy percent of all electrolysis treatments are for facial hair, the neck, breasts and bikini line are also treated. Because hair follicles are disabled one at a time, electrolysis is rarely used to remove hair from large areas, such as the legs.

         Market surveys report that more than 70% of women in the United States employ one or more techniques for temporary hair removal from various parts of the body. Pulling hair from the follicle produces the longest term temporary results, but is painful and may cause skin irritation. A number of techniques are used to pull hair from the follicle including waxing, epilators and tweezing. In the waxing process, a lotion, generally beeswax-based, is spread on the area to be treated and allowed to harden, thereby trapping the hairs. The hardened film is then peeled off, pulling out the entrapped hairs. Epilators employ rotating spring coils or slotted rubber rolls to trap and pull out the hairs. Tweezing involves removing individual hairs with a pair of tweezers. Depilatory creams, which contain chemicals to separate hair from the follicle, frequently leave a temporary, unpleasant odor and may also cause skin irritation. Shaving is the most widely used method of hair removal, especially for legs and underarms, but produces the shortest term results. Hair bleaches do not remove hair, but instead lighten the color of hair so that it is less visible. A principle drawback of all of these methods is that they require frequent retreatment.

         Preliminary studies using Spectrum's laser hair removal process, demonstrated significant prolonged hair growth delay. Potential benefits of laser hair removal include: treatment of larger areas in each treatment session; relatively painless procedure; reduced risk of scarring; non-invasive procedure, carries no risk of cross contamination; and higher success rates than with previous methods.

         Competition

         Currently, there is only one company that has FDA approval for a laser-based hair removal system in the United States. ThermoLase, a publicly traded company (TLZ:AMEX), has developed a laser-based hair removal system, and, in April 1995, received clearance from the FDA to commercially market services using such system. The ThermoLase system uses a low-energy, dermatology laser in combination with a carbon based lotion that absorbs the laser's energy to disable hair follicles. ThermoLase opened up one spa in California and has announced their intention to open up a number of additional spas. As part of its commercialization strategy, ThermoLase plans to establish a network of ThermoLase-owned centers in major metropolitan areas in the U.S., third-party licensees in selected smaller U.S. markets and joint ventures in foreign markets.

         The Company is aware of other companies that intend to pursue laser hair removal, however, the Company is not aware of any other company that has filed for clearance of sale in the U.S. with the FDA.

         TRU-PULSETM  C02  LASER FOR SKIN RESURFACING

     On February 9, 1996, the Company signed a Purchase and Sale Agreement with Tissue Technologies Inc. The Company has agreed to exchange a certain number of shares of common stock of the Company for all of the issued and outstanding common stock of Tissue Technologies. This acquisition closed on May 3, 1996, and the Company is accounting for this acquisition as a pooling-of-interest in accordance with Accounting Principles Board Opinion No. 16. See "Acquisition of Tissue Technologies".

         Tissue Technologies manufactures and sells the TRU-PULSETM Laser. The FDA granted Tissue Technologies clearance to sell its TRU-PULSETM laser in the U.S. in late 1995. To date, Tissue Technologies has shipped approximately 50 laser systems to dermatologists and other medical specialists across the United States.

         The TRU-PULSETM laser offers skin ablation as a means of reducing wrinkles. The laser uses certain patented C02 technology designed especially for skin ablation. The TRU-PULSETM operates at 10,000 watts of peak power delivering 500 millijoules per pulse in a 65 microsecond pulse. The TRU-PULSETM has the ability to deliver the required amount of energy in a relatively short pulse as compared to competitors' systems. The TRU-PULSETM also has a unique beam profile. Most C02 lasers have a gaussion beam with a central hot spot. In contrast, the TRU-PULSETM has a non-gaussion beam with power evenly distributed throughout its cross section. Clinical data suggests that the combination of these unique C02 laser properties may account for the shorter healing time and reduced erathima as experienced by doctors in using the TRU-PULSETM.

         The TRU-PULSETM is currently being sold through distributors in the United States. The system is sold to dermatologists, plastic surgeons and other medical specialists directly. In 1993, approximately 1 million skin resurfacing procedures were performed by aesthetic facial surgeons. This number is expected to increase as "baby boomers" age into their 50's.

         RELATIONSHIP WITH WELLMAN LABORATORIES

         Wellman Laboratories ("Wellman Labs"), the world's largest biomedical laser research facility, and part of the Massachusetts General Hospital Laser Center (the "Laser Center"), located in Boston, Massachusetts, was created to oversee and speed the flow of biomedical laser research from the laboratory to patient care. Funded in part by a grant from the Department of Energy, the Laser Center brings together two strengths of the Massachusetts General Hospital: its clinical departments and Wellman Labs. The MGH Laser Center works together with industry, academia, and the Department of Energy Laboratories to access information and technology across a broad spectrum of laser and medical capabilities.

         The principals at Wellman Labs study the fundamental photophysical and photochemical properties and processes of biomolecules excited by ultraviolet, visible, and near infrared radiation. The labs are staffed by engineers, laser physicists and physicians familiar with all aspects of biomolecules, cells, and tissue in vitro. The scientists work side by side with the clinicians to understand the basic principles involved in the complex interactions of light and tissue.

         In 1994, the Company began a number of studies for the treatment of certain dermotologic conditions using its diode laser at Wellman Labs. In 1995, these studies were expanded to include the Company's ruby lasers for cosmetic procedures. The data associated with these treatments is currently being evaluated by Wellman Labs and the Company. The Company works closely with Dr. R. Rox Anderson, a recognized expert in laser tissue interaction and the inventor of a number of laser procedures in use today. The Company feels that these types of relationships are critical in developing effective products for widespread use in the market on a timely basis.

         DIODE LASER PRODUCT DEVELOPMENT

         Burn Diagnosis System - U.S. Air Force Contract

         In March 1994, the Company's Star subsidiary was notified that their proposal, entitled "High Energy Diode Laser for Burn Diagnosis", submitted to the Phillips Laboratory (KAFB) under DOD Solicitation 94.1 Topic AF94-110 had been selected for funding. The initial contract, a phase I Small Business Innovation Research Grant ("SBIR") for approximately $60,000, was completed. On June 21, 1994, Star was granted an exclusive worldwide license for the measurement of the Burn Depth in Skin from the Office of Technology Affairs at the Massachusetts General Hospital.

         In March 1995, the Company entered into a multiple-year government contract with the U.S. Air Force, Phillips Laboratory, Kirkland Air Force Base, New Mexico for the research and development of diode laser systems. The aggregate contract value is approximately $743,000 over a two-year performance period. During the fiscal year ended December 31, 1995, the Company recognized $307,000 of government contract revenue.

         In January 1996, Star delivered its first prototype laser system to the Shriner Burn Center in Boston, Massachusetts. The system is designed to illuminate the burnt tissue with a certain wavelength of diode laser light. The system, used in conjunction with an FDA-approved dye licensed from MGH exclusively to Star for this purpose, enables the doctor to tell the difference between second and third degree burns. The treatment of the burn differs greatly depending on the degree of burn. The Company expects that it may take several years before a commercial product for the measurement of burn depth is available.

         Laser Tonsillectomy Research Agreement with the New England Medical Center

         In June 1994, the Company signed an agreement (the "NEMC Agreement") with the Otolaryngology Research Center for Advanced Endoscopic Applications at New England Medical Center ("New England Medical Center"), Boston, Massachusetts, to provide a research grant and to sponsor investigations and development of laser applications, advanced delivery systems and disposable products in the area of dye and diode laser applications in otolaryngology and related specialties. As defined under the NEMC Agreement, the Company will provide a total of $150,000 over a one year period, of which $50,000 has been paid in the form of laser hardware and an additional $100,000 has been incurred through December 31, 1995. The parties have reached an understanding that the Company will obtain ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any inventions developed with the grant funding. In August 1994, the NEMC Agreement was amended to support animal testing with one of the Company's diode lasers in connection with performing tonsillectomies. Under the amended agreement, the Company will provide an additional $61,500 to fund this additional research, of which $54,813 has been incurred through December 31, 1995. The Company intends to fund human clinical studies in this area over the next twelve month period. The Company expects that it may take several years before a commercial product for tonsillectomy is available.

         DYE LASER PRODUCT DEVELOPMENT

         Solid-State Dye Laser System Development

         In response to an increasing demand within the medical community for reliability, compactness and lower cost, the Company has completed preliminary work on the development of a solid-state laser that the Company believes will be substantially smaller in size, less expensive and easier to maintain than the current medical pulsed dye lasers. By using a solid-state lasing medium in place of fluid, the need for pumps, plumbing, valves, filters and fluid reservoirs found in a liquid dye laser can be eliminated. In addition, since solid-state lasers do not require regular dye and filter changes and have fewer moving parts, they may prove to be more reliable. Research has indicated the feasibility of a solid-state laser device and the Company has developed a working prototype. The development of the Company's solid-state laser is in the very preliminary stages, however, and the Company does not anticipate the inclusion of this technology into its products within the next few years.

         U.S. Army Contract

         During 1995, the Company entered into a two year cost plus fixed fee contract with the U.S. Army. The contract provides for the Company to investigate Compact, Wavelength Diverse, High Efficiency Solid-State Dye Lasers and is valued at $3,555,223. Revenue on the contract is recognized as costs are incurred. During the fiscal year ended December 31, 1995, the Company recognized $1,305,542 of government contract revenue. The Company will retain ownership of any technology developed under the program with full rights to exploit and commercialize any products developed as a result of this research. The Company does not anticipate this research will result in a commercial product within the next few years.

         Research Agreement with St. Vincent Hospital and  Medical Center

         The Company has signed an agreement (the "St. Vincent Agreement"), with the Oregon Medical Laser Center at the Heart Institute of St. Vincent Hospital and Medical Center (the "Heart Institute"), in Portland, Oregon, to provide a research grant and to sponsor investigations and development of laser applications, advanced delivery systems and disposable products; in particular, for the treatment of obstructing blood clots that occur in by-pass vein grafts. Beginning in January 1993, the Company committed to provide a total of $450,000 over a three-year period, of which $390,000 has been incurred through December 31, 1995, in support of the Heart Institute's catheter development program. The Company has stationed a full-time research engineer to work closely with Dr. Kenton Gregory and his research staff at the Heart

Institute. The parties have reached agreement that the Company will obtain from the Heart Institute ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any products developed with the grant funding. Royalties and other specific rights and provisions of the grant are consistent with the Baxter Agreement. The Company does not anticipate this research will result in a commercial product within the next few years.

PATENTS AND LICENSES

         On February 24, 1993, the principals of the Company's Star subsidiary applied for a patent. This application was subsequently transferred to Star in connection with the technology underlying the use of a high powered diode laser for the treatment of psoriasis. On April 12, 1995, the U.S. Patent Office had notified the Company that claims have been allowed. Star has paid the required issue fee and is awaiting issuance of the patent. On June 22, 1995, the NEMC filed a patent for Coagulation Laser Tonsillectomy. The U.S. Patent Office has notified NEMC that the claims have been allowed. The issue fee has been paid and NEMC is awaiting issuance of the patent. The Company has exclusive rights to the NEMC patent. MGH has filed a number of patents surrounding technology involving laser hair removal. MGH is awaiting first office action from the U.S. Patent Office. The Company has licensed this laser hair removal technology from MGH in accordance with a certain license and research agreement as previously discussed.

         The Company is aware of patents relating to laser technologies used in certain applications that the Company intends to pursue, which, if valid and enforceable, may be infringed by the Company. The Company has obtained opinions of counsel that the Company is not infringing on patents held by others, however these opinions have not been challenged in the courts. If the Company's current or proposed products are, in the opinion of patent counsel, infringing on any of these patents, the Company intends to seek non-exclusive, royalty-bearing licenses to such patents. The Company has not been notified that it is currently infringing on any patents nor has it been subject of any patent infringement action. Defense of a claim of infringement would be costly and could have a materiel adverse effect on the Company's business, even if the Company were to prevail.

         The United States Patent and Trademark Office has granted certain patents covering basic laser technology to Dr. Gordon Gould, an individual not affiliated with the Company. In October 1988, Dymed, the Company's predecessor, entered into a License Agreement with Patlex Corporation ("Patlex") whereby Dymed was granted a worldwide non-exclusive license to several laser related patents developed by Dr. Gould and assigned to Patlex ("Dymed Agreement"). In exchange for payment of royalties, Patlex granted to Dymed the right to manufacture lasers using its patented technologies until the expiration of its patents and agreed not to sue the Company or any of its customers for infringement of the licensed patents. In January 1992, the Company entered into a new Patent License Agreement with Patlex (the "Patlex Agreement") that superseded the Dymed Agreement. Under the terms of the Patlex Agreement, the Company is required to pay, during the term of the applicable licenses (which are for the life of the patents covered), royalties of 5% of the "net selling price" (as defined therein) of lasers which are manufactured, used or sold by the Company, and incorporate Patlex's patent rights. These patents expire on various dates through May 4, 2005.

         The Company's pulsed dye laser has been integrated with a proprietary fluid-core catheter for use in laser thrombolysis. The catheter is manufactured by the Company under license from Baxter. Baxter maintains an exclusive worldwide license for use in thrombolysis granted through the Office of Technology Transfer of MGH. Baxter has obtained a license from MGH to use, manufacture and commercialize the fluid-core catheter, and the patent applications for the device were filed and are pending with the United States Patent and Trademark Office.

         In the area of laser thrombolysis, the Company owns no patents and has not filed any patent applications for its technology or product although all of the technology relating to this technology that Baxter owns, including a patent using the fluid-core catheter technique, has been cross licensed to the company. The Company also relies on unpatented proprietary know-how, which may be duplicated. The Company does employ various methods, including confidentiality agreements with employees, to protect its proprietary know-how. Such methods, however, may not afford complete protection. The Company believes that certain aspects of its proposed solid-state dye laser system are also patentable and plans to apply for such patents in the future. The Company intends to obtain ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any products developed under its development program with the Heart Institute.

GOVERNMENT REGULATION

         All medical devices are subject to FDA regulation under the Medical Device Amendments of the United States Food, Drug and Cosmetics Act (the "Act"). The Company's business, financial condition and operations are critically dependent upon timely receipt of FDA regulatory approvals.

         FDA APPROVAL STATUS FOR COSMETIC LASER PRODUCTS

         The FDA approval process in dermatology may be accomplished through a pre-market approval ("PMA") or under Section 510(k) of the Act. Based upon discussions with several experts familiar with the FDA approval process,
management   believes  that  the  appropriate  FDA  approval  process  for  most dermatology laser systems is via the 510(k) process which historically has required less approval time than the PMA approval process. The Company is subject to FDA regulation governing the use and marketing of medical devices.

         In December 1995, the Company filed an application for clearance with the FDA to commercially market the EpiLaseTM system pursuant to the FDA's 510(k) process. The Company's marketing claims relating to the EpiLaseTM system are limited to the clinical trial data submitted to the FDA in support of its 510(k) application. The Company is in the process of collecting additional data that will support claims and intends to submit additional data to the FDA, if needed. In the event the Company changes laser specifications of its laser, it may be required to obtain FDA clearance pursuant to a new 510(k)application.

         The data submitted in the filing was based on clinical information obtained at Wellman Laboratories under the direction of Dr. R. Rox Anderson. The purpose of the data was to illustrate the safety and effectiveness of using a ruby laser for removing unwanted hair. Management believes the information submitted to the FDA is adequate for the review process, however, the Company has yet to be notified as to the formal status of the 510(k) filing.

         FDA APPROVAL STATUS FOR CARDIOLOGY PRODUCTS

         The Company's pulsed dye laser and catheter delivery system for laser thrombolysis are designated as Class III devices. Products are categorized as Class III when they are life-sustaining or life-supporting, implanted in the body, or present potential for unreasonable risk of illness or injury. Class III devices are subject to the most rigorous FDA review and require the submission of a PMA application and FDA approval prior to the initiation of general sales and marketing in the United States.

         In order to receive premarket approval, a device must undergo extensive and controlled human clinical evaluation under an Investigational Device Exemption ("IDE") granted by the FDA. In addition, the clinical investigator must obtain local approval to conduct human clinical trials from the Institutional Review Board ("IRB") or other committee established for this purpose by the sponsoring research center. When sufficient clinical data has been accumulated to substantiate both the safety and effectiveness of the device for specific indications or purposes, the applicant may seek FDA clearance through PMA or a premarket notification under Section 510(k) of the Act. The laser thrombolysis system will require a PMA approval process.

         Initial clinical trials for the coronary laser thrombolysis system sponsored by Baxter and conducted under the direction of Dr. Gregory under an IDE granted in September 1990, have been completed. The trials involved the treatment of 20 patients who were contraindicated for, or failed, reperfusion with conventional clot dissolving (thrombolytic) drug therapy. Following initial favorable results at the Heart Institute, these clinical trials were expanded to two additional sites in the Netherlands and Atlanta, Georgia. Based upon such trials, Dr. Gregory reported that laser thrombolysis is feasible and that blood clots can be rapidly removed with a much lower risk of causing damage to the coronary arteries than with other laser or mechanical angioplasty systems. In July 1992, the results of these initial clinical trials were submitted by Baxter to the FDA.

         Baxter informed the Company that, in July 1992, it submitted a supplemental filing to the FDA to expand the scope of the IDE. Pending FDA approval of the filing, the expanded trials will include: (1) additional investigational sites,

(2) increased patient enrollment in the clinical  protocol,  (3) improvements to
the  initial  catheter  design,   and  (4)  additional   indications  for  laser
thrombolysis.

         In October 1993, Baxter transferred the IDE to the Company as part of the Baxter Agreement. The transfer was acknowledged by the FDA in March 1994, at which time the Company requested permission from the FDA to begin Phase II of the clinical trials. The FDA granted the Company permission to proceed with Phase II testing of the laser thrombolysis under the transferred IDE in June 1994. Phase II of the IDE includes another 60 patients at three additional clinical sites in the U.S. The four sites are: The Heart Institute of Portland, Oregon, Washington Hospital Center in Washington, D.C., Methodist Hospital in Lubbock, Texas, and Scribbs clinic in La Jolla, CA. The objective of the multi-center clinicals is to demonstrate the safety, efficacy and clinical utility of laser thrombolysis in a statistically significant group of patients and thereby obtain FDA PMA. Due to significant delays and the uncertainty associated with recent and expected policy and management changes at the FDA affecting the approval process of virtually all medical products, the Company cannot accurately predict, at this time, when its PMA application will be submitted. The review period under a PMA application is 180 days from the date of filing, but the application is not automatically deemed approved if not rejected within that period, and the FDA often responds with requests for additional information or clinical reports, which may substantially delay the review process. The Company believes this product is several years away from commercial availability.

         OTHER GOVERNMENT APPROVALS FOR MEDICAL PRODUCTS

         In order to be sold outside the United States, the Company's products are subject to FDA permit requirements that are conditioned upon clearance by the importing country's appropriate regulatory authorities. Many countries also require that imported products comply with their own or international electrical and safety standards. In November 1992, the Company obtained approval certifying compliance with certain international electrical and safety regulations applicable to its pulsed dye laser. Additional approvals may be required in other countries. The Company has yet to apply for international approval for its diode laser for use in cosmetics and dermatology.

         The Company is subject to the laser radiation safety regulations of the Act administered by the National Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute appropriate operation manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes of lasers (based on the level of radiation from the laser). In addition, various warning labels must be affixed to the product and certain protective devices must be installed, depending upon the class of product. Under the Act, the Company is also required to register with the FDA as a medical device manufacturer and is subject to inspection on a routine basis by the FDA for compliance with Good Manufacturing Practice ("GMP") regulations. The GMP regulations impose certain procedural and documentation requirements upon the Company relevant to its manufacturing, testing and quality control activities. The CDRH is empowered to seek fines and other remedies for violations of these regulatory requirements. The Company believes that it is currently in compliance with these regulations.

         PRODUCT LIABILITY INSURANCE FOR MEDICAL PRODUCTS.

         The medial device business entails the risk of product liability or malpractice claims. The Company has obtained product liability insurance coverage of $4 million on FDA approved medical lasers and certain clinical trials.


ELECTRONIC PRODUCTS SEGMENT

BUSINESS DEVELOPMENTS

         ACQUISITION OF DYNACO CORPORATION

         On February 9, 1994, the Company acquired substantially all of the assets and business of Dynaco Corp. ("Dynaco"), Tempe, AZ, for $1,300,000 in cash and the assumption of approximately $6 million in liabilities. At the time of the acquisition, Dynaco had been operating under Chapter 11 of the U.S. Bankruptcy Code. Dynaco now operates as awholly-owned subsidiary of the Company and is a manufacturer of high density flexible electronic circuitry with commercial and government applications. The flexible circuit technology utilized by Dynaco offers advantages over traditional circuit board technology in applications where space constraints and performance specifications demand compact packaging and a high level of reliability. Dynaco has developed a number of unique products using the flexcircuit core technology that it plans to market over the next twelve months. Dynaco is also incorporating this packaging technology into its current core laser products. See "-- General" and "Flex Circuit Business Introduction".

         FORMATION OF NEXAR TECHNOLOGIES, INC.

         On March 7, 1995, the Company formed Dynasys Systems Corporation ("Dynasys"), a wholly-owned subsidiary. The subsidiary was subsequently renamed Nexar Technologies, Inc. ("Nexar"). Nexar is an early stage company which plans to manufacture, market, and sell personal computers with a unique circuit board design that will enable end users to upgrade and replace the microprocessor, memory and hard drive components. Nexar intends to market its products using various proprietary brand names through multiple channels of distribution, including the wholesale, retail and direct response channels. Operations to date have not been significant.

         ACQUISITION OF INTER-CONNECTING PRODUCTS, INC.

         On June 5, 1995, Dynaco acquired certain assets and assumed certain liabilities of Inter-Connecting Products, Inc. ("ICP") a division of ALLARD Industries, Inc. ICP specializes in cable and wire harness assemblies, coaxial cable assemblies and electromagnetic assemblies. Customers of ICP are potential users of flexible circuits to replace cable harnesses in existing products or design flexible circuits into future products. Dynaco paid $397,199 in cash and assumed liabilities totaling $201,761.

         FORMATION OF DYNAMEM, INC.

         On July 18, 1995, Dynaco and a joint owner of the patent underlying certain FRAMM technology, (a technology utilized to package two rigid printed circuit boards in the same slot arrangement that customarily houses a single board), entered into a letter of intent under which Dynaco agreed to establish a new subsidiary and the joint owner agreed to license the FRAMM technology to that subsidiary. The transactions contemplated by the letter of intent were consummated on September 29, 1995. The joint owner became an employee of the new subsidiary, Dynamem, Inc. ("Dynamem"). Dynamem issued 80% of its authorized and outstanding capital stock to Dynaco and the remaining 20% to the joint owner. The joint owner granted Dynamem a non-exclusive license to manufacture, use, sell and sublicense the patented FRAMM technology in exchange for certain royalty payments. The royalties are guaranteed by Dynaco. Dynaco and the joint owner also entered into a stockholders' agreement which grants the joint owner the right, upon the earlier of December 29, 2000, or the termination of his employment with Dynamem, to require Dynaco to purchase a total of 75% of the securities owned by the joint owner in Dynamem. In addition, if the Company purchases the joint owner's shares, the joint owner may elect to receive between 35% and 100% of the purchase price in the form of common stock of the Company.

         FORMATION OF INTELESYS CORPORATION

         On August 24, 1995, Nexar entered into a fixed asset use agreement and an asset purchase agreement with Intelligent Computers and Technologies, Inc. ("ICT"), a personal computer manufacturer currently undergoing reorganization under Chapter 11 of the United States Bankruptcy Code. Both agreements have been approved by the bankruptcy court. On September 18, 1995, Nexar formed Intelesys Corporation, a wholly-owned subsidiary, to execute the acquisition of the assets and intellectual property of ICT. On November 10, 1995, Nexar paid $125,000 for substantially all the assets of ICT. The acquisition has been accounted for in accordance with APB 16.

         LICENSE AGREEMENT WITH TECHNOVATION COMPUTER LAB, INC.

         On August 1, 1995, Nexar entered into a license agreement with Technovation Computer Lab, Inc. ("Technovation"), providing for, among other things, an exclusive three year, and, thereafter, a nonexclusive perpetual, worldwide license for ISP (Inverted Socket Process) technology. ISP technology utilizes a personal computer architecture design which permits ready access to the motherboard. The license agreement also provides that the licenser will be paid a royalty for each unit sold by Nexar.

         FORMATION OF PALOMAR ELECTRONICS CORPORATION

         On September 15, 1995, the Company formed Palomar Electronics Corporation ("PEC"), a wholly-owned subsidiary, as part of a reorganization to separate the electronics and computer operations of the Company's business from the laser segments of its business. On September 29, 1995, as part of this reorganization, the Company contributed all of its outstanding capital stock of Dynaco and Nexar to PEC in exchange for all of the outstanding common stock of PEC.

         ACQUISITION OF CDRP, INC.

         On July 13, 1995, CD Titles, Inc. ("CD Titles") was incorporated with the Company owning substantially all of CD Titles' common stock. Certain minority stockholders loaned CD Titles a total of $600,000. On July 31, 1995, CD Titles purchased certain assets and assumed certain liabilities of CDRP, Inc. The purchase price consisted of $625,000 in cash and a $600,000 note due September 30, 1995, which was guaranteed by the Company. The notes to minority stockholders and CDRP, Inc. were repaid in December 1995 with 386,144 shares of the Company's common stock. CD Titles is a CD ROM publishing company which distributes various materials on CD ROM through personal computer wholesale channels in the United States.

GENERAL

         PEC, through its wholly-owned subsidiary, Dynaco, designs, develops and manufactures interconnect products, principally flexible circuits, for electronic systems. Dynaco currently designs flexible interconnect solutions for complex military and commercial applications where high reliability, precision tolerances and multilayer packaging are important. Dynaco's traditional customers serve diverse markets, including the defense, aerospace, electronics and telecommunications industries. Dynaco has recently developed two new, lower-cost flexible circuit products which it believes will enable it to develop more cost-effective interconnect solutions for commercial applications. Dynaco, through its wholly-owned subsidiary Dynamem, has developed, and plans to manufacture and market to the personal computer industry, foldable rigid assembly memory modules ("FRAMMs") which it believes will have between 50% and 100% more memory capacity than currently available memory modules.

         Through its wholly-owned subsidiary Nexar, PEC plans to market and manufacture a new family of personal computers that will incorporate user-oriented printed circuit boards and computer chassis designs to allow an end-user to conveniently alter or upgrade the computer's processor, memory and hard drive capacity, thereby reducing the rate of obsolescence in the rapidly changing and technology-driven arena of personal computers.

         FLEXCIRCUIT BUSINESS INTRODUCTION

         Dynaco is a leading U.S. supplier of high-density, multilayer, flexible printed circuit products for original equipment manufacturers ("OEMs"), value-added resellers and contract manufacturers of sophisticated electronics equipment. Specifically, Dynaco designs, develops and manufactures products that provide electrical connections between components in electronic systems. Dynaco's interconnect solutions use 3-dimensional packaging techniques to enhance space utilization and increase signal speed via thin, multilayer substrates. Dynaco's principal products are flexible circuits and rigid-flex circuits. Dynaco's flexible circuits are flexible, multilayer printed circuit boards that can be bent or folded to fit into spaces too small or too oddly shaped for traditional rigid printed circuit boards. Dynaco's rigid-flex circuits consist of one or more rigid, multilayer printed circuit boards combined with flexible circuitry. The multiple layers of circuitry in Dynaco's products increase reliability and reduce the overall size of its interconnect systems by reducing the number of circuit boards, connectors and wires. Dynaco also manufactures specialty interconnect cable harnesses that are sold with Dynaco's traditional flexible circuit products and that are sold independently.

         Dynaco currently designs flexible interconnect solutions for complex military and commercial applications where high reliability, precision tolerances and multilayer packaging are important. Dynaco's traditional customers serve diverse markets, including defense, aerospace, electronics, telecommunications, global positioning systems navigation, medical electronics, interactive displays and semiconductor wafer fabrication equipment. For example, Dynaco's products have been used in guidance systems for the Tomahawk and Hellfire missiles, and Dynaco has developed applications for lasers, night vision systems and the navigational guidance system for the Boeing 777.

         In November 1995, Dynamem introduced a line of products including high density memory modules. These memory modules are currently being technically evaluated by a member of potential OEM users. A memory module usually consists of various configurations of memory chips or other memory devices mounted on a printed circuit board inserted into a slot on a computer's motherboard. Memory modules currently in use include single in-line memory modules ("SIMMs") and double in-line memory modules ("DIMMs"), both of which utilize rigid printed circuit boards. Industry standards limit the number of memory chips that can be mounted on a rigid printed circuit board within a given length and height. Consequently, a traditional memory module that has reached the maximum length and height has also reached maximum memory capacity. Dynamem believes its proposed memory modules will overcome this limitation of memory capacity by utilizing the FRAMM technology to fit two rigid printed circuit boards in the same slot arrangement that customarily houses SIMMs and DIMMs. Dynaco's proposed memory modules will mount thin, small outline package memory chips onto two rigid printed circuit boards, connected by flexible circuits, that are folded for insertion into the motherboard.

         INDUSTRY BACKGROUND

         Flexible Interconnect Substrates.

         Generally, interconnect substrates are printed circuits, consisting of copper traces (circuitry) and an insulating (dielectric) base, that provide electrical connections between electronic components such as microprocessors, resistor networks and capacitors. Interconnect substrates include rigid printed circuit boards, ceramic hybrid circuits and flexible circuits. Each type of substrate has specific performance and price ratios which affect usage and demand in the marketplace.

         The Company believes that its multilayer flexible circuits offer the following advantages over rigid printed circuit boards and ceramic substrates for sophisticated, compact electronic equipment:

       o Flexible circuits are thinner and better able to conform to smaller volumes and unusual container shapes;

       o  Flexible   circuits   allow   3-dimensional   interconnect   packaging
          techniques;

       o Flexible circuits are lighter and more space efficient because they eliminate the need for connectors and wires;

       o  Film-based   flexible   substrates   cost   significantly   less   per
          input/output connection than ceramic-based interconnect systems; and

       o The use of multiple layers can provide significant performance enhancements over single-sided and double-sided interconnect packages.

         The 3-dimensional packaging and flexure characteristics of multilayer flexible circuits and multilayer rigid-flex circuits have made them the fastest growing segment of the U.S. printed circuit market. According to a June 1995 report of the Technology Marketing Research Counsel of the Institute for Interconnecting and Packaging Electronic Circuits, an international trade association, the world market for flexible printed circuits in 1994 was $1.65 billion, of which the U.S. market was $470 million, an increase of 17.5% from $400 million in 1993. According to Flexible Circuits Engineering, an industry publication, sales of flexible circuits in North America have grown from $300 million in 1985 to an estimated $650 million in 1995. The publication points out that the market has grown erratically, growing principally in the periods from 1985 through 1987 and from 1993 through the present. According to Flexible Circuits Engineering, the first growth phase reflected a short-lived increase in the use of flexible circuits in missiles, "black boxes" and other defense-related products shortly before the end of the Cold War, and the current growth phase reflects the increased use of flexible circuits in commercial markets, including the personal computer, automotive, consumer and instrument markets.

         As a result of these market trends, Dynaco believes there is a significant market opportunity for manufacturers that can timely deliver complex multilayer flexible and rigid-flex circuits to leading suppliers of electronic equipment.

         High Density Memory Modules

         A memory module usually consists of various configurations of memory devices or chips mounted on a printed circuit board inserted into a slot on a computer's motherboard. Dynamem's memory modules consists of two rigid printed circuit boards connected by flexible circuits that are folded for insertion. In recent years, the overall size of computers, especially that of portable computers, has shrunk while the newest program applications, such as Windows 95, continue to use increasing amount of random-access memory ("RAM"). Meanwhile, computer manufacturers are shipping an increasing number of systems with limited RAM in order to maintain price competitiveness. As a result, end-users who desire to run the latest applications must add memory modules or buy new systems with greater memory capacity. The Company believes that these trends will favor manufacturers of high density memory modules as requirements for RAM increase from 16MB to 32MB, 64MB, 128MB and beyond.

         DYNACO STRATEGY

         Dynaco's objective is to be the preferred supplier of multilayer flexible circuits and rigid-flex circuits in the electronics industry and to expand its business to include high density memory modules. Dynaco's strategy is to capitalize on its significant investment in flexible circuit technology, modern facilities and multilayer packaging expertise in order to participate in the growth of the worldwide electronics market. In order to achieve its objective and benefit from the trends in the industry, Dynaco's strategy includes the following:

         Maintain   and   Improve   the   Company's   Market   Position  in  the
         Defense/Aerospace Markets

         Dynaco seeks to capitalize on a growing trend among electronics manufacturers in the defense and aerospace markets to reduce the number of suppliers with which they do business and to increase their out-sourcing of higher level assemblies. Dynaco is currently a preferred supplier with leading prime contractors such as Hughes Lockheed Martin Corporation, Loral Aerospace Corporation, McDonnell Douglas Corporation and Raytheon Company. A preferred supplier is one of a select number of suppliers whose products and facilities have been determined by the customer to meet certain performance and quality specifications. Because customers frequently contact only preferred suppliers for particular products, Dynaco intends to obtain and maintain the status of preferred supplier with its current and prospective customers.

         Another market trend is the growth occurring in defense electronics due to electronic upgrades, re-packaging for lower cost, and the commercialization of defense hardware. Dynaco is currently developing new flat-panel displays, night-vision systems, digital electronic upgrades, global positioning system navigation products, and enhanced communication systems that use flexible circuits as the principal electronic interconnect. Dynaco also plans to utilize its packaging expertise to convert wire bundles and cable harnesses into flexible circuits to reduce weight, space and cost. Dynaco has designed and currently expects to convert at least five wire and cable electronic interconnect systems.

         Commercialize the ICP and Dynaflex Products

         Dynaco believes that the demand for smaller electronic products will increasingly cause commercial designers to consider high-density multilayer flexible packaging. Historically, Dynaco's flexible circuit products have been too costly to make most commercial applications feasible. Dynaco has recently developed, and in June 1995, submitted patent applications for, Dynaflex-D and Dynaflex-S, two new flexible circuit products that utilize less expensive, commercial-grade substrates. Dynaco believes that these proposed products, together with the cable harness technology acquired through ICP, will permit it to expand into commercial markets. Dynaco believes that its proposed Dynaflex-D and Dynaflex-S products will ultimately be used in commercial applications such as automotive engine monitoring controls, disk drives, personal computers, workstations, and cellular communication systems.

         Exploit Manufacturing and Marketing Capabilities

         Dynaco believes there are few domestic or foreign high-volume multilayer flexible and rigid-flex circuit manufacturers with comparable expertise and know-how. As the manufacture of multilayer flexible circuits for commercial applications proliferates, Dynaco intends to license its manufacturing and marketing expertise to high volume, highly capitalized printed circuit board manufacturers throughout the world. Dynaco recently signed a license agreement with Wong Circuits International, a Hong Kong corporation, to manufacture certain flexible circuit products in Hong Kong and China. In addition, the Company is currently conducting negotiations with other manufacturers in the United States and Europe. By working with these manufacturers, Dynaco hopes to expand the customer base for its flexible circuits technology.

         Acquire, Develop and Market Flexible circuit Products

         Dynaco through its Dynamem subsidiary and internal research and development, intends to produce and market additional flexible circuit products. Dynaco has recently obtained certain rights to the patented FRAMM technology. See "Acquisition of Dynamem".

DYNACO PRODUCTS

         General

         Flexible circuits consist of flat copper conductors supported by a thin, flexible, dielectric substrate material. In contrast, standard printed circuit boards consist of laminated layers of epoxy glass and copper.

         Flexible and rigid-flex designs have several advantages, including component size reduction, elimination of connectors, reduction of shielding, reduction of wires, reduction of layer count, utilization of flexible characteristics such as folding and ease of incorporating the flexible circuits into end-user products. Dynaco believes that its flexible and rigid-flex circuits, while more expensive than traditional rigid boards, eliminate boards, wires and connectors and therefore have a lower "total cost" of ownership and are more valuable to customers who require very compact packages.

         Dynaco markets three flexible circuit substrate products: Dynaflex-Std (Standard), Dynaflex-D (Dynamic) and Dynaflex-S (Static). The latter two substrates were recently introduced to the market. Generally, Dynaco does not market these substrates as off-the-shelf units; rather, Dynaco works with its customers to ascertain which flexible circuit substrate is best suited to the customer's particular needs and then assists the customer to design and manufacture a customized flexible circuit product.

         Dynaflex-Std (Standard) is Dynaco's principal electronic interconnect product. It uses an acrylic-based substrate and is frequently assembled with cable harnesses. Dynaflex-Std is typically used in products designed for the defense electronics market. Dynaco's recent acquisition of ICP, which specializes in cable and wire harness assemblies, coaxial cable assemblies and electromechanical assemblies, has enhanced its ability to provide interconnect solutions that utilize Dynaflex-Std. ICP also markets its cables for use in semiconductor wafer fabrication, polishing and grinding systems, new state-of-the-art interactive displays and global positioning systems for golf carts.

         Dynaflex-D (Dynamic) is a new rigid-flex product that uses nonwoven arimid fiber as a substrate. The Company has filed a patent application with respect to Dynaflex-D, which is capable of over 100,000 flexures without degradation and is suitable for designing smaller pads, finer lines and higher layer fabrication at a lower cost. Dynaco believes Dynaflex-D has superior performance and yield characteristics compared to more conventional systems. Dynaflex-D is designed to serve the military, aerospace, automotive, computer, medical and communications markets. Dynaco expects to receive military certification for Dynaflex-D and to commence commercial sales in 1996.

         Dynaflex-S (Static) is a new, lower-cost rigid-flex substrate that is made from rigid circuit board material and is designed for products that require only limited flexures. The Company has also filed a patent application with respect to Dynaflex-S.

         FRAMM Technology-High Density Memory Modules. Dynaco has introduced high density memory modules based on the patented FRAMM technology. These memory modules overcome the current limitation on memory capacity by utilizing the FRAMM technology to fit two rigid printed circuit boards in the same slot arrangement that customarily houses SIMMs and DIMMs. Dynaco's memory modules will mount thin, small outline package memory chips onto two rigid printed circuit boards, connected by flexible circuits, that are folded for insertion into the motherboard. This combination produces a module that is no wider or taller than conventional rigid boards but that offers four substrate surface areas, twice the area offered by rigid boards. Dynaco believes that FRAMM represents a novel and innovative packaging approach which will have between 50% and 100% more memory capacity than currently available memory modules.

         This is in comparison to a traditional memory module that consists of various configurations of memory chips or other memory devices mounted on a printed circuit board inserted into a slot on a computer's motherboard. Industry standards limit the number of memory chips that can be mounted on a rigid printed circuit board within a given length and height. Consequently, a traditional memory module that has reached the maximum length and height has also reached maximum memory capacity. Dynaco is designing a full memory product line around the FRAMM technology. Initial products are planned for
IBM-compatible personal, portable, laptop and notebook computers, Apple Computer's Macintosh computers and Sun Microsystems' workstations. Dynaco also plans to design custom modules for certain special needs and is investigating other applications.

         SALES, DISTRIBUTION AND MANUFACTURE OF DYNACO PRODUCTS

         Dynaco markets its products through a direct sales force and through a network of ten independent sales representatives and distributors specializing in electronics equipment. Dynaco principally targets large OEM corporations and government prime contractors. These and other customers often employ competitive bidding techniques with respect to large, multi-year contracts, for which Dynaco competes with other qualified suppliers of flexible circuits.

         Dynaco's Dynamem subsidiary markets its FRAMM products through both a separate sales organization and through Nexar. Dynaco believes that this approach will enable the Dynamem sales force to develop specific industry contacts and a focused knowledge base of the high-density memory market.

         Dynaco relies upon a number of outside suppliers for all of its manufacturing supplies, parts and components. To date, Dynaco has not experienced any significant delays or other difficulties in obtaining parts or components. Pyralux(R), a substrate material used in substantially all of the products sold by Dynaco in 1994, is available only from DuPont. In addition, certain customers issue, from time to time, narrow product specifications that can be fulfilled only by a single component available from a single source. Because such specifications vary from product to product, Dynaco is unable to anticipate its future needs for such components and therefore cannot make advance arrangements for the supply of such components. Dynaco believes that all other supplies, parts and components will continue to be available from multiple sources.

         Dynaco has generally utilized selected sources to obtain volume discounts. From time to time, Dynaco subcontracts the production of certain subsystems in order to minimize production overhead and to avoid rapid fluctuations in capacity utilization as the demand for its products changes.

         DYNACO CUSTOMERS

         Flexible Interconnect Substrates.

         Dynaco's traditional customers include OEMs, prime contractors and contract manufacturers of defense and aerospace electronics, telecommunications equipment, navigational systems and medical products. Dynaco's new Dynaflex products have attracted prototype orders from customers in the automotive, computer and data storage markets.

         For the year ended December 31, 1995, sales to Raytheon Company, Loral Aerospace Corporation and Martin Marietta Corporation accounted for 20.3%, 8.1% and 5.5%, respectively, of the Company's net sales. In the period from

February 10, 1994, through December 31, 1994, sales to Raytheon Company, Loral Aerospace Corporation and GeneralDynamics Land Systems accounted for 18.4%, 8.0% and 6.4%, respectively, of the Company's net sales. Sales to Dynaco's top 20 customers accounted for approximately 99.2% and 49.2% of the Company's net sales for the year ended December 31, 1995, and the period from February 10, 1994, through December 31, 1994, respectively.

         Approximately 100 other customers accounted for the remainder of the Company's net sales for the year ended December 31, 1995, and the period from February 10, 1994, through December 31, 1994.

PERSONAL COMPUTER BUSINESS INTRODUCTION

         Nexar, a wholly-owned subsidiary of PEC, has acquired certain manufacturing, marketing and licensing rights to a new family of designs for personal computers that incorporate "user-oriented" printed circuit boards and computer chassis that allow an end-user to conveniently change the processor, memory configuration, and hard drive capacity of any Nexar system, thereby reducing the rate of obsolescence in the rapidly changing and technology driven arena of personal computers. Management believes that its technology represents a genuine advance in the practical application of personal computer usage and the extension of technology life cycles. See "Formation of Nexar Corporation".

         PERSONAL COMPUTER INDUSTRY BACKGROUND

         In 1991, there were over 100 vendors competing in the personal computer marketplace with intense competition in both price and product specification. Nexar believes that, over the past five years, the personal computer industry has become oversaturated with manufacturers of varying degrees of financial stability and marketing expertise. Since 1995, many personal computer manufacturers have exited the industry for a variety of reasons, and many more have reported significant losses.

         Nexar believes that aggressive channel expansion played an important role in the demise of many second and third tier personal computer manufacturers. Since 1995, many first tier manufacturers have expanded their channels of distribution to include national distributors, mass merchants, computer superstores, office superstores, end-user direct sellers and wholesale buying clubs. Prior to 1992, these channels were almost exclusively the domain of the second and third tier manufacturers. The channel expansion of the top tier manufacturers reduced the available retail shelf space for second and third tier manufactures through these once alternative channels. Consequently, second and third tier suppliers, which compete primarily on the basis of price and availability, are facing ever increasing competition.

         NEXAR  STRATEGY

         The Nexar strategy is to provide products that benefit wholesalers and resellers by reducing their commitment to inventory with specific unit configuration and permitting them to satisfy customers with systems easily configured to their needs, and that benefit end-users by permitting them to upgrade components from time to time without incurring the expense of a new system.

         Leverage the Company's ISP Technology.

         Nexar's strategy revolves around the introduction of a new personal computer system architecture called the Inverted Socket Process ("ISP"). Nexar believes that non-technical flexibility coupled with upgradable components will benefit virtually all facets of personal computer sales, marketing, and ultimate end-user applicability. Nexar believes that the ISP system will enable Nexar's channel resellers to minimize inventory, reduce stock balancing and price protection issues, and deliver custom configured systems to its customers "on the spot". Furthermore, the ISP system is intended to enable end-users to easily and readily upgrade their system configuration as their needs and technical innovations warrant. The ISP system will also provide "security" features, such as removable data storage, that Nexar expects to attract governmental and corporate purchasers.

         The ISP system consists of a motherboard design that positions both the microprocessor ("CPU") and random access memory ("RAM") sockets next to each other on the reverse side of the motherboard. This side of the motherboard can be accessed through a door that allows the end-user to conveniently change both the CPU and the RAM. The motherboard has also been designed to accept upgraded versions of both the CPU and the RAM without sophisticated modifications to the motherboard, such as modifying jumper settings, or modifications to the system's setup software. Management believes that it can realize significant manufacturing benefits because it expects to produce its products without the inventory of expensive components required by fully configured systems.

         Nexar's initial products will be available for sale in May 1996. The Company expects that its initial computer systems will include:

         ISP Desktop and MiniTower Pentium based systems (75Mhz to 200Mhz) ISP Desktop and MiniTower P6 based systems (200Mhz and up)
         Full Tower ISA products  with  upgradable  CPU  modules, pentium fileservers
         Fully configured "out of the box" networking solutions

         Incorporate Memory Modules Manufactured by Dynaco.

         The Company intends to sell its FRAMM products to the personal, portable and laptop computer markets through Nexar. Eventually, the Company intends to sell the FRAMM products manufactured by the Company's Dynaco subsidiary for use on Nexar's products. The Company believes that, in addition to upgrading CPUs and RAM, resellers and end-users will need to upgrade hard drive memory and that a combination of the FRAMM technology with the ISP technology will provide an attractive addition to the Company's product offerings.

         Exploit Multiple Channels of Distribution.

         Nexar intends to market various brand names to multiple channels of distribution. Nexar has already trademarked several brand names to implement this strategy with the ultimate goal of eliminating channel conflicts. Nexar has begun to market its ISP system to the wholesale, retail and direct response channels under the following tradenames: Sysdyne, Nexar, Amerigo and Intelesys. The Sysdyne brand is being offered to the wholesale distribution, system integrator and value added reseller channels. These channels typically purchase personal computers, add value to the systems (i.e., application software, additional hardware, etc.) and resell a "total solution". The target markets for these resellers typically include corporate, small and medium sized businesses and government and educational institutions. The Nexar and Amerigo brands are being offered to computer superstores, office superstores and other retail sellers who market personal computers in a manner similar to televisions, video cassette recorders and other consumer electronics. Nexar intends to market its Intelesys brand through a "direct response" or catalog/telesales division. See "Legal Proceedings".

         Engage in Private Labeling.

         Nexar believes that as personal computer users become increasingly computer literate, they will tend to shift away from branded products and towards private label products. Nexar anticipates that contemporary technology and design, upgradability, value, reliability and system flexibility will continue to be essential requirements, but the method of presentation and product distribution will adapt to satisfy the requirements of resellers and users alike. A primary component of Nexar's overall channel strategy is to bypass the OEM and provide custom, private label systems directly to major channel resellers. Nexar believes that there will be a proliferation of private label personal computers by channel resellers, and that private label branding will become an increasingly standard practice in various reseller channels. Nexar intends to be one of the first manufacturers to exploit this opportunity.

         Exploit specialized government markets.

         Nexar believes that federal, state and local governments represent a potentially very large market and that its ability to provide products that may greatly reduce obsolescence and cost will be well received. Nexar also believes that the ability to penetrate this market will require close coordination between Nexar and its resellers. Nexar intends to work closely with its resellers to develop government sales through participation in government trade shows, table-top shows, advertising in government publications, direct mail to government agencies, seminars targeted at governmental agencies and joint sales calls.
                                      -20-





COMPETITION

         Dynaco.

         The flexible circuit industry is characterized by intense competition. Dynaco and its competitors have developed various technologies to serve niche packaging requirements. Dynaco has focused its development efforts on more complex multilayer circuit technology rather than single sided or double sided circuit technology. Among others, Dynaco's competitors include FCI, Packard Hughes Interconnect, Parlex Corporation and Teledyne EM. Dynaco believes it competes principally on the basis of design, quality, price and customer service. Some of Dynaco's competitors include larger companies that have substantially greater managerial, financial, technical and marketing resources than Dynaco.

         Other flexible circuit companies such as Adflex, Sheldahl, MFlex and Smartflex primarily market single sided and double sided circuit technology. Although Dynaco does not currently compete with such companies with respect to those products, Dynaco believes that the customers of these companies have begun to demand multilayer flexible circuits and that such companies will become competitors in the near future.

         Nexar.

         The personal computer industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and rapid price erosion. Nexar's competitors include many large domestic and foreign companies which have substantially greater managerial, financial, technical and marketing resources than Nexar, as well as other emerging companies. Nexar intends to compete principally on the basis of technical innovation and price. The ability of Nexar to compete successfully will depend on factors within and outside its control, including the acceptance of its ISP system and general market and economic conditions.

ENVIRONMENTAL CONTROLS

         Dynaco.

         The manufacture of substrate interconnect products involves numerous chemical solvents and other solid, chemical and hazardous wastes and materials. Dynaco incurs approximately $300,000 per year in waste treatment costs. Dynaco is subject to a variety of environmental laws relating to the generation, storage, handling, use, emission, discharge and disposal of these substances. Dynaco believes that it operates its facilities in substantial compliance with existing environmental laws and regulations. In June 1989 and April 1994, Dynaco conducted environmental studies of its Tempe, Arizona substrate manufacturing facility and did not discover any contamination requiring remediation.

         Nexar.

         Although Nexar conducts certain manufacturing operations, those operations consist primarily of product assembly and do not involve the use of material quantities of hazardous or other regulated substances. Nexar believes that it has substantially complied with existing environmental laws and regulations, but has not conducted any environmental studies of its operations to determine whether contamination has occurred at its facilities.

         GOVERNMENT CERTIFICATIONS

         Certain sales of Flexcircuits are subject to certain military and government certifications. Dynaco maintains military certifications for Mil-P-50884, Mil-P-55110, Mil-I-45208 and Mil-Std. 2000, and various subsets of such certifications. In January 1996, Dynaco obtained ISO 9001 certification. Nexar's computer products are subject to certain FCC guidelines. Nexar believes they are in compliance with these FCC guidelines.

         The Company is further subject to various federal, state and local regulations regarding environmental protection and hazardous substance controls. The Company's Dynaco subsidiary incurs approximately $300,000 per year in waste treatment costs. Management believes that its Dynaco operations are in compliance with governmental environmental regulations.

         MANUFACTURING AND SUPPLIES FOR THE ELECTRONIC BUSINESS

         The Company relies upon a number of outside suppliers for all of its manufacturing supplies, parts and components and, to date, has not experienced any significant delays in obtaining parts and components. Although most of the supplies, parts and components are available from multiple sources, the Company has generally utilized selected sources to obtain volume discounts. The Company believes that it will continue to be able to obtain most of the required components and parts from a number of different suppliers. The Company may subcontract production of certain subsystems, such as heat exchangers, power supplies and electronic control modules, in order to minimize production overhead and to avoid rapid fluctuations in capacity utilization as the demand for the Company's product changes.

         PATENTS IN THE ELECTRONIC BUSINESS SEGMENT

         The Company, through its Dynaco subsidiary has filed a patent for flexible circuit boards and method for their manufacture. This technology covers a unique method of manufacturing, using proprietary materials that enable the manufacturer to be cost competitive with rigid board manufacturers. Dynaco is awaiting first office action from the U.S.
Patent Office.

         The Company's Nexar subsidiary has filed a patent for the construction method facilitating replacement of CPU / memory and other modules in a personal computer. This technology allows the end user a simple, quick and easy platform for upgrading the most volatile components in a personal computer.

         As part of the formation of Dynamem discussed previously, Dynamem became joint owner of an issued patent surrounding technology that uses two rigid printed circuit boards attached by flex circuitry that can be folded with low profile memory chips attached to be inserted into the motherboard of a computer. This design, while no larger than conventional rigid board designs, doubles the capacity of conventional memory modules.

RESEARCH AND DEVELOPMENT

         For the fiscal year ended December 31, 1995, and nine months ended December 31, 1994, the Company incurred $4,419,487 and $2,939,124, respectively, in product research and development costs. Due to the intense competition and rapid technological changes in the medical device and electronic industry, the Company believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology. The Company also intends to obtain additional technology and expand its product line through strategic partnerships, joint ventures, licensing and acquisitions.

EMPLOYEES

         As of March 26, 1996, the Company and its subsidiaries had 291 full-time employees, 6 part-time employees and 24 temporary employees. When necessary, the Company also relies on consultants with particular expertise for specific research and consulting assignments. The Company's ability to develop, manufacture, and market its products and to establish and maintain a competitive position in the industry will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases approximately 11,500 square feet of research and development and office space in Beverly, Massachusetts under a seven year lease, expiring in June 2000, for laser research and as corporate headquarters. The Company's Dynaco subsidiary leases approximately 55,000 square feet in Tempe, Arizona under a lease which expires in July 1997, from a partnership consisting of Dynaco's Chief Executive Officer and Chief Operating Officer. Dynaco also leases approximately 24,000 square feet in Chandler, Arizona under a lease expiring in May 1996. Under tenant-at-will arrangements, Dynaco leases approximately 2,000 square feet of space in Derry, New Hampshire which is used as its eastern sales office. The Company's Star subsidiary leases an office and research facility of approximately 6,200 square feet in Pleasanton, California for diode laser research and manufacturing under a lease expiring in February 1997. The Company's Spectrum subsidiary leases an office and research facility of approximately 4,000 square feet in Natick,
Massachusetts under a lease expiring in June 1996. The Company's Nexar subsidiary leases an office and telemarketing facility of approximately 7,000 square feet in Westboro, Massachusetts under a lease expiring in August 1988, and approximately 16,600 square feet in Union City, California, which is used as a manufacturing facility, under a lease expiring in July 1996. The Company's CD Titles subsidiary leases an office and warehouse facility of approximately 6,000 square feet in Waltham, Massachusetts expiring in January 1999. The Company also is provided office and research space in the Oregon Medical Laser Research
Center, St. Vincents Hospital, Portland, Oregon pursuant to its research agreement with the hospital for the research and development of its catheter based products.

ITEM 3. LEGAL PROCEEDINGS

         In July 1994, the U.S. Government notified the Company's Dyanco subsidiary that it was investigating three of Dynaco's employees concerning actions that such employees may have taken in violation of the Government's procurement laws and regulations pertaining to documentation and inspection. The Government and Dynaco have reached an agreement pursuant to which the Government has terminated the investigation and Dynaco has agreed to pay certain legal fees and expenses incurred by the Government in connection therewith. The Company has not admitted any wrongdoing and no action was taken against the employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company's Annual Meeting of Stockholders was held on June 15, 1995. Holders of record of the Company's Common Stock at the close of business on May 16, 1995, were entitled to vote at the meeting. On that date, the Company had 11,352,104 shares of its Common Stock outstanding. Each stockholder was entitled to one vote per share on all matters voted on at the meeting. A majority of the outstanding shares constituted a quorum at the meeting. Abstentions and broker non-votes were counted for purposes of determining the presence or absence of a quorum for the transaction of business. Abstentions were counted in tabulations of the votes cast on proposals presented to stockholders, whereas broker non-votes were not counted for purposes of determining whether a proposal had been approved. At the Annual Meeting, the Stockholders elected three (3) Directors.

The tabulation of votes with respect to the election of such Directors is as follows:

                                         Total Votes        Total Votes
                                             For              Against
                                        --------------     --------------

    Steven Georgiev                         8,084,870            151,560

    Michael H. Smotrich                     8,084,370            152,060

    Joseph E. Levangie                      8,084,870            151,560


         The Stockholders also ratified and approved the selection of Arthur Andersen, LLP as the Company's independent auditor for the 1995 fiscal year (by a vote of 8,150,030 shares in favor, 39,350 shares against and 47,050 abstaining).

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol PMTI. The following table sets forth the high and low bid prices quoted on NASDAQ for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                              Fiscal Year Ended
                                              December 31, 1994
                                           -------------------------
                                              High         Low
                                           -------------------------
      Quarter Ended June 30, 1994             2 7/8       2 1/4
      Quarter Ended Sept. 30, 1994            3 3/4       2 1/5
      Quarter Ended Dec. 31, 19941            3 5/8       2 5/8

                                              Fiscal Year Ended
                                              December 31, 1995
                                           -------------------------
                                              High         Low
                                           -------------------------
      Quarter Ended March 31, 1995            3 5/8       2 1/2
      Quarter Ended June 30, 1995             2 5/8      1 15/16
      Quarter Ended Sept. 30, 1995           6 11/16      1 7/8
      Quarter Ended Dec. 31, 1995             7 1/8       4 7/16

         As of March 26, 1996, the Company had approximately 7,284 stockholders of record.

         The Company has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. The Company intends to retain any earnings to finance the growth of the Company.

__________________________

1  Fiscal year-end changed from March 31 to December 31.










                      [This space intentionally left blank]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company has two business segments: medical products and electronic products. The majority of the Company's revenues in the year ended December 31, 1995 were derived from the sale of electronic products. The Company does, however, expect to generate more medical product revenues from increased sales of the Spectrum Ruby Laser system, the primary product of Spectrum, during the next twelve-month period both in the U.S. and internationally, as well as the Copper Vapor Laser, distributed by Spectrum under a distribution agreement with an unaffiliated company. The Company is awaiting clearance from the FDA to sell its EpilaserTM product for hair removal, however, management is unable to predict when its EpilaserTM product will be cleared for sale in the U.S., if at all. In May 1996, the Company acquired Tissue Technologies, Inc. ("Tissue") which sells an FDA approved C02 laser for skin resurfacing. The Company feels that the combined operations will generate a significant level of medical product revenue. The Company also believes a portion of its revenues will be derived from government-funded research and development contracts over the next twelve-month period. The Company is also expecting to introduce a number of new electronic products during the next twelve months. The effect on revenue can not at present be determined. The Company has made and will continue to make equity investments in early stage companies that may generate trading gains and losses.

FISCAL YEAR ENDED DECEMBER 31, 1995, COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1994

         For the fiscal year ended December 31, 1995, the Company had revenues of $21,906,504 as compared to $13,058,523 for the nine months ended December 31, 1994. The majority of the revenues derived for both periods are from sales of electronic components by the Company's Dynaco subsidiary, which was acquired by the Company in February 1994.

         Gross margins for the fiscal year ended December 31, 1995, were 22% as compared to 21% for the nine months ended December 31, 1994. The 1% increase in gross margins was a result of the acquisition of Spectrum in April 1995. Spectrum, representing 18% of the Company's revenues, had gross margins on medical laser sales for the year ended December 31, 1995, of 31%.

         Research and development costs increased nominally to $4,419,487 for the fiscal year ended December 31, 1995, from $2,939,124 for the nine months ended December 31, 1994. This 51% increase in Research and Development expenses is primarily due to extensive research and development performed at Tissue to bring its Tru-Pulse C02 laser to market beginning in the fourth quarter of 1995. The Company's remaining research and development activities stabilized somewhat for two reasons. First, the Company entered into a cost plus fixed fee research contract with the U.S. Army in March 1995. As a result, previously self-funded research and development costs are now funded by this contract and included in cost of revenues. Also, the Company's Star subsidiary was awarded an SBIR II contract with the U.S. Air Force, the costs for which are also included in cost of revenues. Second, the Company is continuing its commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's Ruby and diode lasers. The Company is expending some research and development funding for new process engineering and materials development at Dynaco and has filed several patents to date as a result of this funding. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products, develops additional applications for its lasers and delivery systems and develops commercial applications for unique electronic interconnect packaging.

         Selling, General and Administrative expenses increased to $10,648,235 for the fiscal year ended December 31, 1995, from $3,883,822 for the nine months ended December 31, 1994. This 174% increase is attributable to the acquisition of Spectrum Medical, CD Titles, and Tissue (acquried in May 1996 and accounted for as a pooling of interest) as well as the formation of Nexar, Intelesys, Dynamem and Spectrum Financial Services during the current year. These new subsidiaries are concentrating on increased sales and marketing of medical and electronic products. The Company is dramatically increasing its sales and marketing capabilities in order to support anticipated widespread product introduction of four major products in 1996. Two of these products are associated with the medical products segment and two are associated with the electronics segment. Dynaco, Star, Spectrum, Nexar, CD Titles, Spectrum Financial Services and their subsidiaries maintain their own sales forces and general and administrative support staffs.

         Business Development and Financing Costs increased to $2,109,303 for the fiscal year ended December 31, 1995, from $1,240,248 for the nine months ended December 31, 1994. This 70% increase is attributable to the Company's acquisitions and financing activities during the year.

         Interest expense increased to $1,374,199 for the fiscal year ended December 31, 1995, from $472,348 for the nine months ended December 31, 1994. This 190% increase is primarily the result of the debt assumed as part of the Dynaco acquisition, the convertible debentures and other debt issued in late fiscal 1994 and 1995. Interest expense will continue to increase substantially during the coming year, as a result of the Company's servicing of approximately $6,952,590 of senior debt and capital leases resulting from the acquisition of Dynaco and other debt financing required to meet working capital requirements of the Company's operating business units.

         Interest income increased to $913,050 for the fiscal year ended December 31, 1995, from $37,917 for the nine months ended December 31, 1994. This increase is primarily the result of interest received on the subscription receivables and the Company's investments made as a result of the Company's improved cash position. Trading gains were $201,064 for the fiscal year ended December 31, 1995. These gains resulted from the sale of certain marketable securities during the year. It is the Company's intention to continue to invest in trading securities, which may result in additional trading gains or losses in the future.

         Minority interest in loss of subsidiary increased to $102,305 for the fiscal year ended December 31, 1995, from $67,601 for the nine months ended December 31, 1994. This 51% increase is primarily the result of further losses of the Star subsidiary.

         The Company has not recorded a deferred tax benefit for net operating losses as the utilization of such losses is uncertain.

         As a result of the foregoing, the net loss for the fiscal year ended December 31, 1995, was $12,620,087, as compared to a net loss of $5,692,087 for the nine months ended December 31, 1994.

NINE MONTHS ENDED  DECEMBER  31,  1994,  COMPARED TO FISCAL YEAR ENDED MARCH 31,
1994

         For the nine months ended December 31, 1994, the Company had revenues of $13,058,523, as compared to $1,568,994 for the fiscal year ended March 31, 1994. Substantially all of the revenues derived for both periods are from sales of electronic components by the Company's Dynaco subsidiary, which was acquired by the Company in February 1994.

         Gross margins for the nine months ended December 31, 1994, were a positive 21% as compared to negative 3.7% for the fiscal year ended March 31, 1994. The 17.3% increase in gross margins was a result of Dynaco's integrating all manufacturing operations within one facility, thereby increasing the overall efficiency of the operation.

         Research and development cost increased to $2,939,124 for the nine months ended December 31, 1994, from $1,910,753 for the fiscal year ended March 31, 1994. The 54% increase reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cardiology, dermatology, and other medical applications using pulsed dye and diode lasers. The Company is also expending some research and development funding for new process engineering and materials development at Dynaco. During the preceding fiscal year, substantially all of these costs were incurred by the medical products segment. Over the past nine months, the Company has established clinical sites for its medial products and the Company has included in total research and development expenses the costs associated with the manufacture of these lasers for clinical sites. Management believes that research and development expenditures will continue to increase over the next few years, although not necessarily at the current rate, as the Company continues clinical trials of its medical products and develops additional products for its lasers and delivery systems.

         Selling, General and Administrative expenses increased from $2,137,659 for the fiscal year ended March 31, 1994, to $3,883,822 for the nine months ended December 31, 1994. This 82% increase is substantially attributable to Palomar's Dynaco subsidiary being included for the full nine-month period as compared to a little more than a month for the fiscal year ended March 31, 1994. Dynaco and Star maintain their own general and administrative support staffs.

         Interest expense increased from $91,499 for the fiscal year ended March 31, 1994, to $472,348 for the nine months ended December 31, 1994. This 416% increase is primarily the result of the debt assumed as part of the Dynaco Acquisition.

         The Company has not recorded a deferred tax benefit for net operating losses as the utilization of such losses is uncertain.

         As a result of the forgoing, the net loss for the nine months ended December 31, 1994, was $5,692,087 as compared to a net loss of $4,062,905 for the fiscal year ended March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company had $17,887,588 in cash, cash equivalents and trading securities. During the fiscal year ended December 31, 1995, the Company raised approximately $3,002,000, $3,968,000, $19,385,000 and
$6,195,000 in net proceeds from the sale of its common stock in an unregistered offering to overseas investors and private placements, the issuance of convertible debentures, the sale of its preferred stock and the exercise of stock warrants, respectively. Subsequent to year end, the Company has received total proceeds of approximately $13,033,000 from the sale of common stock, Series D Convertible Preferred Stock, the exercise of stock warrants and payment of subscription receivables.

         The Company's net loss for the year ended December 31, 1995, included the following noncash items: $1,825,673 of depreciation and amortization expense; $220,280 of additional interest expense relating to the amortization of the discounts on the convertible debentures; and $95,370 in investment banking fees paid with common stock and warrants issued below fair market value.

         The Company anticipates that capital expenditures for 1996 will total approximately $2,000,000. The Company will finance these expenditures with cash on hand or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise funds.

         On May 31, 1995, Dynaco's revolving credit and term loan agreement with a bank, which provided Dynaco with a $2,000,000 revolving line of credit and a $750,000 term loan expired, and was replaced by a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse up to a maximum commitment of $3,000,000. As of December 31, 1995, the amount of accounts receivable sold that remained uncollected totaled $1,296,462 net of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying balance sheet as of December 31, 1995. The interest rate on such outstanding amounts is the bank's prime rate (8.5% at December 31, 1995) plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets. In addition, on August 31, 1995, Spectrum's revolving line of credit with a bank expired.

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

         The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. At December 31, 1995, the Company had $1,200,000 outstanding relating to these investments. Subsequent to year end, the Company has invested an additional $3,598,525 in technology companies in the form of marketable and nonmarketable equity securities. Some of these investments are with companies that are related to some of the directors and officers of the Company. See "Related Party Transactions".

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
















                      [This space intentionally left blank]

ITEM 7. FINANCIAL STATEMENTS




                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of December 31, 1994 and
    December 31, 1995                                                        F-3

Consolidated Statements of Operations for the nine months ended
    December 31, 1994 and for the year ended December 31, 1995               F-4

Consolidated Statements of Stockholders' Equity for the nine months ended December 31, 1994 and for the year ended
    December 31, 1995                                                        F-5

Consolidated Statements of Cash Flows for the nine months
    ended December 31, 1994 and for the year ended
    December 31, 1995                                                        F-6

Notes to Consolidated Financial Statements                                   F-8



























                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO PALOMAR MEDICAL TECHNOLOGIES, INC.:

         We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries, as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months and year then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based upon our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for the nine months and year then ended, in conformity with generally accepted accounting principles.







                                                 ARTHUR ANDERSEN LLP



Boston,  Massachusetts,
 March 26,  1996(except with respect
 to the  matter discussed in Note 1,
 as to which the date is May 3, 1996)













                      PALOMAR MEDICAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                  December 31,       December 31,
                                                                                    1994                1995
                                                                                 ------------        ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                $3,263,203         $17,138,178
         Marketable securities                                                        50,000             749,410
         Accounts receivable, net of allowance for doubtful                          --                  --
           accounts of approximately $445,000 and $156,000, respectively           2,378,738           4,737,766
         Inventories                                                               1,458,274           3,649,884
         Current portion of deferred costs                                           436,225             462,787
         Loans to officers                                                           306,813             948,198
         Notes receivable from related parties                                       --                3,161,375
         Other current assets                                                        135,158             352,130
                                                                                 ------------        ------------
                 Total current assets                                              8,028,411          31,199,728
                                                                                 ------------        ------------

PROPERTY AND EQUIPMENT, AT COST, NET                                               2,382,478           3,165,015
                                                                                 ------------        ------------

OTHER ASSETS:
         Cost in excess of net assets acquired, net of accumulated
           amortization  of $228,328 and $673,167, respectively                    2,341,990           3,729,508
         Intangible assets, net of accumulated amortization of $149,246              --                1,597,745
         Deferred costs, net of current portion                                      467,760             346,333
         Long-term investment                                                        --                  500,000
         Loan to related party                                                       --                  700,000
         Other assets                                                                398,349             631,831
                                                                                 ------------        ------------
                 Total other assets                                                3,208,099           7,505,417
                                                                                 ------------        ------------
                                                                                 $13,618,988         $41,870,160
                                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Revolving lines of credit                                                $1,613,000          $1,296,462
         Short term notes payable                                                    --                  100,000
         Current portion of long-term debt                                         1,814,203           2,474,265
         Contingent note payable                                                     --                  500,000
         Accounts payable                                                          1,816,216           4,246,950
         Accrued expenses                                                          1,404,732           4,633,557
                                                                                 ------------        ------------
                 Total current liabilities                                         6,648,151          13,251,234
                                                                                 ------------        ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                             4,141,422           3,330,172
                                                                                 ------------        ------------
MINORITY INTEREST IN SUBSIDIARY                                                       80,936             --
                                                                                 ------------        ------------

COMMITMENTS AND CONTIGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value-                                            --                      139
                 Authorized - 5,000,000 shares
                 Issued and outstanding -
                 13,860 shares at December 31, 1995
                 (Liquidation preference of $13,982,903)
         Common stock, $.01 par value-                                                94,649             201,353
                 Authorized - 40,000,000 shares
                 Issued and outstanding - 9,464,963 shares at December 31,
                 1994 and 20,135,406 shares at December 31, 1995
         Treasury Stock (200,000 shares at cost)                                     --               (1,211,757)
         Additional paid-in capital                                               15,773,109          54,152,385
         Accumulated deficit                                                     (13,119,279)        (25,864,657)
         Unrealized holding gain on available for sales securites                    --                  --
         Subscriptions receivable from related party                                 --               (1,988,709)
                                                                                 ------------        ------------
                 Total stockholders' equity                                        2,748,479          25,288,754
                                                                                 ------------        ------------

                                                                                 $13,618,988         $41,870,160
                                                                                 ============        ============

 The accompaning notes are an integral part of these consolidated financial statements.



                                   PALOMAR MEDICAL TECHNOLOGIES, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                         Nine Months
                                                                            Ended             Year Ended
                                                                         December 31,        December 31,
                                                                             1994                1995
                                                                         ------------        ------------

REVENUES                                                                 $13,058,523         $21,906,504

COST OF REVENUES                                                          10,320,586          17,192,470
                                                                         ------------        ------------

         Gross profit                                                      2,737,937           4,714,034
                                                                         ------------        ------------

OPERATING EXPENSES:

         Research and development                                          2,939,124           4,419,487
         Selling, general and administrative                               3,883,822          10,648,235
         Business development and other financing costs                    1,240,248           2,109,303
                                                                         ------------        ------------

                 Total operating expenses                                  8,063,194          17,177,025
                                                                         ------------        ------------

                 Loss from operations                                     (5,325,257)        (12,462,991)

INTEREST EXPENSE                                                            (472,348)         (1,374,199)

INTEREST INCOME                                                               37,917             913,050

NET GAIN ON TRADING SECURITIES                                               --                  201,067

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                       67,601             102,305
                                                                         ------------        ------------

         Net loss                                                        $(5,692,087)       $(12,620,768)
                                                                         ============        ============

NET LOSS PER COMMON SHARE
                                                                              $(0.84)             $(0.89)
                                                                         ============        ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                6,759,411          14,164,901
                                                                         ============        ============




 The accompanying notes are an integral part of these consolidated financial statements.



                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                    Preferred Stock       Common Stock        Treasury Stock
                                                                 ------------------------------------------------------------
                                                                   Number     $0.01     Number     $0.01     Number
                                                                   of Share Par Value of Shares  Par Value of Shares    Cost
                                                                 ----------------- ----------- --------- ---------- ---------

Balance, March 31, 1994                                              --       $--     5,231,575  $52,316     --        $--

     Sale of common stock, net of issuance costs                     --        --     3,441,228   34,412     --         --
     Sale of common stock pursuant to warrants                       --        --        25,000      250     --         --
     Issuance of common stock for technology                         --        --        60,000      600     --         --
     Issuance of common stock for investment banking, merger
               and acquisition consulting services                   --        --       282,160    2,821     --         --
     Issuance of restricted stock to officers and consultants
               for services rendered                                 --        --       425,000    4,250     --         --
     Compensation expense related to stock options                   --        --        --        --        --         --
     Compensation expense related to warrants issued to
               consultants and investment bankers                    --        --        --        --        --         --
     Value ascribed to convertible debentures                        --        --        --        --        --         --
     Amortization of deferred financing costs                        --        --        --        --        --         --
     Amortization of deferred compensation                           --        --        --        --        --         --
     Net loss                                                        --        --        --        --        --         --
                                                                    ------- -------- ----------- --------- ---------- --------

Balance, December 31, 1994                                           --        --     9,464,963   94,649     --         --

     Sale of common stock pursuant to warrants                       --        --     2,640,093   26,401     --         --
     Sale of common stock pursuant to Regulation S
               and private placements                                --        --     1,622,245   16,223     --         --
     Payments received on subscriptions receivable                   --        --        --        --        --         --
     Issuance of preferred stock, including common stock issued
               as a placement fee, net of issuance costs            21,295     213      300,000    3,000     --         --
     Purchase of treasury stock                                      --        --        --        --     (200,000) (1,211,757)
     Issuance of common stock pursuant to stock options              --        --       285,000    2,850     --         --
     Issuance of common stock in lieu of payment of notes payable    --        --       632,144    6,321     --         --
     Repayment of convertible debentures                             --        --        --        --        --         --
     Conversion of convertible debentures                            --        --     1,943,870   19,438     --         --
     Value ascribed to convertible debentures                        --        --        --        --        --         --
     Value ascribed to warrant in exchange for license technology    --        --        --        --        --         --
     Issuance of common stock for technology                         --        --       739,546    7,395     --         --
     Conversion of preferred stock                                  (7,435)    (74)   1,775,691   17,757     --         --
     Exercise of underwriter's warrants                              --        --       200,000    2,000     --         --
     Issuance of common stock for Spectrum Medical Tech., Inc.       --        --       364,178    3,642     --         --
     Issuance of common stock for investment banking and merger
               and acquisition consulting services                   --        --       167,676    1,677     --         --
     Amortization of deferred financing costs                        --        --        --        --        --         --
     Compensation expense related to warrants issued to
               consultants and investment bankers                    --        --        --        --        --         --
     Preferred stock dividends                                       --        --        --        --        --         --
     Net loss                                                        --        --        --        --        --         --
                                                                   -------- -------- ----------- --------- ---------- ---------

Balance, December 31, 1995                                          13,860    $139    20,135,406 $201,353  (200,000) $(1,211,757)
                                                                   ======== ======== =========== ========= ========== =========




 The accompanying notes are an integral part of these consolidated financial statements.





                                                                     Additional                                           Total
                                                                      Paid-in   Accumulated  Subscription   Deferred   Stockholders'
                                                                      Capital     Deficit     Receivable  Compensation    Equity
                                                                   -----------------------------------------------------------------


Balance, March 31, 1994                                             $8,929,614  $(7,427,192)   $ --        $(89,008)     $1,465,730

     Sale of common stock, net of issuance costs                     3,935,348      --           --            --         3,969,760
     Sale of common stock pursuant to warrants                          23,417      --           --            --            23,667
     Issuance of common stock for technology                           209,400      --           --            --           210,000
     Issuance of common stock for investment banking, merger
               and acquisition consulting services                     992,323      --           --            --           995,144
     Issuance of restricted stock to officers and consultants
               for services rendered                                   872,313      --           --            --           876,563
     Compensation expense related to stock options                     125,000      --           --            --           125,000
     Compensation expense related to warrants issued to
               consultants and investment bankers                      151,250      --           --            --           151,250
     Value ascribed to convertible debentures                          550,000      --           --            --           550,000
     Amortization of deferred financing costs                          (15,556)     --           --            --           (15,556)
     Amortization of deferred compensation                              --          --           --         89,008           89,008
     Net loss                                                           --       (5,692,087)     --            --        (5,692,087)
                                                                   -----------------------------------------------------------------

Balance, December 31, 1994                                          15,773,109  (13,119,279)    --             --         2,748,479

     Sale of common stock pursuant to warrants                       7,107,689      --       (4,633,975)       --         2,500,115
     Sale of common stock pursuant to Regulation S
               and private placements                                2,935,921      --          --             --         2,952,144
     Payments received on subscriptions receivable                       --         --        3,694,840        --         3,694,840
     Issuance of preferred stock, including common stock issued
               as a placement fee, net of issuance costs            19,382,750      --          --             --        19,385,963
     Purchase of treasury stock                                          --         --          --             --        (1,211,757)
     Issuance of common stock pursuant to stock options                481,199      --          --             --           484,049
     Issuance of common stock in lieu of payment of notes payable    1,873,611      --          --             --         1,879,932
     Repayment of convertible debentures                              (321,533)     --          --             --          (321,533)
     Conversion of convertible debentures                            3,071,302      --          --             --         3,090,740
     Value ascribed to convertible debentures                          899,813      --          --             --           899,813
     Value ascribed to warrant in exchange for license technology      100,000      --          --             --           100,000
     Issuance of common stock for technology                           292,605      --          --             --           300,000
     Conversion of preferred stock                                      68,377      --          --             --            86,060
     Exercise of underwriter's warrants                              1,049,574      --       (1,049,574)       --             2,000
     Issuance of common stock for Spectrum Medical Tech., Inc.         996,358      --          --             --         1,000,000
     Issuance of common stock for investment banking and merger
               and acquisition consulting services                     416,823      --          --             --           418,500
     Amortization of deferred financing costs                          (70,583)     --          --             --           (70,583)
     Compensation expense related to warrants issued to
               consultants and investment bankers                       95,370      --          --             --            95,370
     Preferred stock dividends                                            --       (124,610)    --             --          (124,610)
     Net loss                                                             --    (12,620,768)    --             --       (12,620,768)
                                                                    ----------------------------------------------------------------

Balance, December 31, 1995                                         $54,152,385 $(25,864,657)$(1,988,709)     $ --       $25,288,754
                                                                    ================================================================






 The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months
                                                                                      Ended            Year Ended
                                                                                    December 31,       December 31,
                                                                                       1994               1995
                                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $(5,692,087)      $(12,620,768)
     Adjustments to reconcile net loss to net cash
        used in operating activities-
        Depreciation and amortization                                                   610,385          1,825,673
        Loss on disposal of equipment                                                    12,250            --
        Write-off of in-process research and development                                110,746            --
        Inventory used in clinical trials                                               494,782            --
        Minority interest in loss of subsidiary                                         (67,601)          (102,305)
        Noncash interest expense related to debt                                         77,076            220,280
        Amortization of deferred compensation costs                                      89,008            --
        Noncash compensation related to common stock,
            stock options and warrants                                                1,680,917             95,370
        Unrealized gain on marketable securities                                        --                (133,568)
        Changes in assets and liabilities, net of effects from purchase of
            Spectrum Medical Technologies, Inc., CD Titles, Inc. and
            Inter-connecting Products, Inc.
            Purchases of marketable trading securities                                  --                (615,842)
            Sale of marketable trading securities                                       --                  50,000
            Accounts receivable                                                      (1,219,807)        (1,479,532)
            Inventories                                                                 148,388         (1,419,030)
            Other current assets and loans to officers                                 (365,578)          (658,012)
            Accounts payable                                                            913,290          1,770,100
            Accrued expenses                                                           (266,469)         2,859,702
                                                                                   -------------      -------------
                 Net cash used in operating activities                               (3,474,700)       (10,207,932)
                                                                                   -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash acquired from purchase of Spectrum Medical
        Technologies, Inc. and CD Titles, Inc.                                          --                 101,207
     Cash paid for purchase of  Inter-connecting Products, Inc                    .     --                (397,199)
     Purchases of property and equipment                                               (649,861)        (1,147,945)
     Increase in other assets                                                          (176,718)          (480,369)
     Loans to related parties                                                           --              (3,861,375)
     Investment in nonmarketable securities                                             --                (500,000)
     Increase in organizational costs                                                   --                (500,000)
     Increase in deferred costs                                                         --                (215,304)
                                                                                   -------------      -------------
                 Net cash used in investing activities                                 (826,579)        (7,000,985)
                                                                                   -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debentures                                   600,000          4,150,000
     Proceeds from notes payable                                                      2,200,000          2,630,000
     Deferred financing costs incurred related to convertible debentures               (192,500)          (182,000)
     Repayment of convertible debentures                                                --              (1,048,967)
     Payments of notes payable and capital lease obligations                           (181,158)        (1,653,957)
     Net proceeds (payments) from revolving lines of credit                             111,000           (616,538)
     Proceeds from sale of common stock                                               3,993,427          2,952,144
     Exercise of warrants, net of redemption of $29,188 in 1995                         --               6,194,955
     Issuance of preferred stock                                                        --              19,385,963
     Purchase of treasury stock                                                         --              (1,211,757)
     Proceeds from exercise of stock options                                            --                 484,049
                                                                                   -------------      -------------
                 Net cash provided by financing activities                            6,530,769         31,083,892
                                                                                   -------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             2,229,490         13,874,975
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,033,713          3,263,203
                                                                                   -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $3,263,203        $17,138,178
                                                                                   =============      =============



 The accompanying notes are an integral part of these consolidated financial statements.


                              PALOMAR MEDICAL TECHNOLOGIES, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (continued)


                                                                       Nine Months
                                                                         Ended            Year Ended
                                                                       December 31,       December 31,
                                                                          1994               1995
                                                                      -------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $249,097           $542,294
                                                                      =============      =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Conversion of convertible debt and related accrued
        interest, net of financing fees                                   $--              $3,190,740
                                                                      =============      =============

     Subscriptions received in connection with warrant
        exercises                                                         $--              $1,988,709
                                                                      =============      =============

     Amortization of deferred financing costs                             $15,556             $70,583
                                                                      =============      =============

     Issuance of common stock in lieu of payment of notes
        payable                                                           $--              $1,879,932
                                                                      =============      =============

     Conversion of preferred stock                                        $--                 $86,060
                                                                      =============      =============

     Dividends payable                                                    $--                $124,610
                                                                      =============      =============

Common Stock issued in exchange for license rights                        $--                $300,000
                                                                      =============      =============

Prepaid investment banking fees resulting from stock
     issued in lieu of cash payment                                       $890,625           $120,000
                                                                      =============      =============

Value ascribed to warrant issued in connnection
     with license agreement                                               $--                $100,000
                                                                      =============      =============

ACQUISITION OF SPECTRUM MEDICAL TECHNOLOGIES, INC.
     Liabilities assumed                                                  $--             $(1,128,139)
     Fair value of assets acquired                                         --               1,456,920
     Fair value of 364,178 shares of common stock issued                   --              (1,000,000)
     Promissory note issued                                                --                (700,000)
     Cash Paid                                                             --                (300,000)
     Acquisition costs incurred                                            --                (161,138)
                                                                      -------------      -------------
COST IN EXCESS OF NET ASSETS ACQUIRED                                     $--             $(1,832,357)
                                                                      =============      =============

ACQUISITION OF CD TITLES, INC.
     Liabilities assumed                                                  $--             $(1,271,345)
     Fair value of assets acquired                                         --              $1,271,345
                                                                      -------------      -------------
COST IN EXCESS OF NET ASSETS ACQUIRED                                     $--                $--
                                                                      =============      =============

ACQUISITION OF CD TITLES, INC.
     Liabilities assumed                                                  $--               $(201,761)
     Fair value of assets acquired                                         --                598,960
     Cash Paid                                                             --               (397,199)
                                                                      -------------      -------------
COST IN EXCESS OF NET ASSETS ACQUIRED                                     $--                $--
                                                                      =============      =============





 The accompanying notes are an integral part of these consolidated financial statements.




                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND OPERATIONS

         Palomar Medical Technologies, Inc. ("Palomar" or the "Company") is engaged in two business segments: medical device products and electronic products. The medical device products segment consists of the commercial sales and development of cosmetic and medical laser systems for use in dermatology and cardiology. Through the Company's wholly-owned subsidiary, Palomar Electronics Corporation, the Company is also engaged in the manufacture and sale of high density, flexible electronic circuitry for use in industrial, military and medical devices. The Company is also introducing a number of proprietary products targeted to service the personal computer industry. The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies associated with some of the directors and officers of the Company (See Notes 9 and 13).

         Some of the Company's medical laser and electronic products are in the development stage, and, as such, success of future operations is subject to a number of risks similar to those of other companies in the same stage of development. Principal among these risks are the successful development and marketing of its products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals.

         The Company has incurred significant losses since inception; information subsequent to year-end indicates that losses are continuing. The Company continues to seek additional financing from common stock and/or other prospective sources in order to fund future operations. During the year ended December 31, 1995, the Company raised approximately $2,514,144 in funding from the sale of 1,391,752 shares of common stock under Regulation S of the Securities and Exchange Act of 1933, approximately $3,118,000 in private convertible debentures under Regulation S and Regulation D of the Securities and Exchange Act of 1933, and approximately $19,500,000 from the sales of preferred stock.

MEDICAL SEGMENT BUSINESS DEVELOPMENTS

Acquisition of Tissue Technologies, Inc.

         On May 3, 1996, the Company acquired 100% of Tissue Technologies, Inc. ("Tissue Technologies") outstanding stock in exchange for 3,200,000 shares of Palomar common stock. The Company is accounting for this acquisition as a pooling-of-interest in accordance with Accounting Principles Board Opinion No. 16 Accounting for Business Combinations (APB 16). The Company has retroactively restated its financial statements to reflect this acquisition as a pooling-of-interest. Tissue Technologies is engaged in the manufacture, marketing and sale of CO2 laser systems used in skin resurfacing.

Acquisition of Star Medical Technologies, Inc.

         On July 1, 1993, the Company acquired 400,000 shares (representing 80% ownership) of common stock of Star Medical Technologies, Inc. ("Star"), a development stage company that was formed on April 1, 1993. Since July 1993, the Company has acquired an additional 190,000 shares (representing a total ownership of 85.5%) for $970,000 in cash. The acquisition of these shares has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 Accounting for Business Combinations (APB 16). Accordingly, the Company has allocated the purchase price based on the fair market value of the assets acquired and liabilities assumed. The Company expensed approximately $111,000 during the nine months ending December 31, 1994 representing the excess purchase price over the fair market value of assets acquired as in-process
research  and  development   technology  in  the   accompanying   statements  of
operations.




                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  ORGANIZATION AND OPERATIONS (CONTINUED)

Acquisition of Spectrum Medical Technologies, Inc.

         On April 5, 1995, the Company acquired all of the outstanding common stock of Spectrum Medical Technologies, Inc. ("Spectrum"). The purchase price consisted of $300,000 in cash, a $700,000 two-year promissory note, 364,178 shares of the Company's common stock with an aggregate fair market value of $1,000,000, acquisition costs of $161,138 and assumed liabilities totaling $1,128,139. In addition, the purchase price consists of a 20% contingency payment, payable in the Company's common stock, based upon the future earnings performance of Spectrum over a three-to five-year period. Spectrum develops, manufactures, sells and services Ruby Lasers throughout the world for dermatological applications.
The acquisition has been accounted for as a purchase in accordance with APB 16.

Formation of Spectrum Financial Services LLC

         On June 30, 1995, the Company formed Spectrum Financial Services LLC ("SFS"), a Limited Liability Company. SFS provides financial leasing services for medical and electronic manufacturers both related and unrelated to the Company. The Company has majority control over the operating activities of this entity. Accordingly, the Company has consolidated the results of operations and financial position of SFS since the date of formation. The operations of SFS during 1995 were not significant.

ELECTRONICS SEGMENT BUSINESS DEVELOPMENTS

Formation of Dynasys Systems Corporation

         On March 7, 1995, the Company formed Dynasys Systems Corporation ("Dynasys"), a wholly-owned subsidiary. The subsidiary was subsequently renamed Nexar Technologies, Inc. ("Nexar"). Nexar is an early-stage company that plans to manufacture, market and sell personal computers with a unique circuit board design that will enable end users to upgrade and replace the microprocessor, memory and hard drive components. Nexar intends to market its products using various proprietary brand names through multiple channels of distribution, including the wholesale, retail and direct response channels. Operations to date have not been significant.

Acquisition of Inter-Connecting Products, Inc.

         On June 5, 1995, Dynaco acquired certain assets and assumed certain liabilities of Inter-Connecting Products, Inc. ("ICP"), a division of ALLARD Industries, Inc., for $397,199 in cash, and assumed certain liabilities totaling $201,761. ICP specializes in cable and wire harness assemblies, coaxial cable assemblies and electromagnetic assemblies. ICP supplies complimentary products to Dynaco and its customers. The acquisition has been accounted for as a purchase in accordance with APB 16. Accordingly, the Company has allocated the purchase price based on the fair market value of the assets acquired and liabilities assumed.

Acquisition of CDRP, Inc.

         On July 13, 1995, CD Titles, Inc. ("CD Titles") was incorporated, and the Company owns substantially all of CD Titles' common stock. During July 1995, certain minority stockholders loaned CD Titles a total of $600,000 (see Note 9). On July 31, 1995, CD Titles purchased certain assets and assumed certain liabilities of CDRP, Inc. totaling $1,271,345. The purchase price consisted of $625,000 in cash and a $600,000 note payable to CDRP due September 30, 1995, which was guaranteed by the Company. CD Titles is a CD ROM publishing company that distributes various materials on CD ROM through personal computer wholesale channels in the United States. The acquisition has been accounted for as a purchase in accordance with the APB 16.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1)  ORGANIZATION AND OPERATIONS (CONTINUED)

         CD Titles defaulted on its loans to the minority stockholders, and on October 30, 1995, the Company negotiated a settlement with the minority stockholders by agreeing to issue 257,144 shares of the Company's common stock in lieu of the then outstanding principal and accrued interest (approximately $794,000 at October 30, 1995). The common stock was issued at a 35% discount of the closing bid price of the stock on October 30, 1995. The discount represented the Company's cost of acquiring capital and was consistent with discounts offered in similar financings.

Acquisition of CDRP, Inc. (continued)

         In addition to the settlement of the minority stockholders' notes, the Company entered into a settlement agreement with the former stockholders of CDRP, Inc. Pursuant to the settlement agreement, the Company registered 175,000 shares of its authorized, but unissued, common stock (the "pledged shares") which were then issued to CDRP for resale. As part of the agreement, CDRP would sell only the amount of pledged shares to receive proceeds equal to the outstanding principal and accrued interest on the note payable, which totaled $628,531, due on September 30, 1995, as part of the acquisition of CDRP, Inc. Subsequent to year-end, CDRP returned 46,000 of the pledged shares, which represents the unused portion. The Company has retired the returned shares.

Formation of Dynamem, Inc.

         On September 28, 1995, Dynaco formed Dynamem Corporation ("Dynamem") (a Delaware corporation) and contributed $8,000 for a majority (80%) ownership in this subsidiary. The remaining 20% ownership is owned by the President of
Dynamem. Dynamem was formed to manufacture and distribute a patented, high-density memory packaging technology.

Formation of Palomar Electronics Corporation

         On September 15, 1995, the Company formed a wholly-owned subsidiary, Palomar Electronics Corporation ("PEC"), as part of a reorganization to separate the electronics and computer operations of the Company's business from the medical laser segments of its business. On September 29, 1995, as part of this reorganization, the Company contributed all of its outstanding capital stock of Dynaco and Nexar, together with certain intercompany indebtedness, to PEC in exchange for 4,500,000 shares of common stock of PEC. On December 21, 1995, PEC issued 10% bridge notes payable to certain investors for an aggregate consideration of $1,350,000 (see Note 4). In connection with these notes, PEC issued to the noteholders warrants to purchase up to 240,000 shares of its common stock. During the year ended December 31, 1995, the Company started, but did not complete an initial public offering of PEC and incurred costs of approximately $438,000. This amount is included in business development and other financing costs in the accompanying statements of operations for the year ended December 31, 1995.

Formation  of  Intelligent  Computer  Technologies,   Inc.  and  acquisition  of
Intelesys Inc.

         On August 25, 1995 the Company formed Intelligent Computer Technologies, Inc. ("ICT"). On November 10, 1995, ICT acquired substantially all of the assets of Intelesys Inc. by paying $125,00 in cash and assumed certain liabilities. As a result of the acquisition, the Company acquired the lease to a modern 16,600 square foot manufacturing facility capable of producing approximately 7,000 computer units per month.





                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1)  ORGANIZATION AND OPERATIONS (CONTINUED)

Pro Forma Information

         The results of operations related to Spectrum have been included with those of the Company since April 5, 1995.

         The results of operations related to ICP have been included with those of the Company since June 5, 1995.

         The results of operations related to CD Titles, Inc./CDRP have been included with those of the Company since July 31, 1995.

         The results of operations related to ICT have been included with those of the Company since August 24, 1995.

         Unaudited pro forma operating results for the Company, assuming the acquisitions of Spectrum and ICP had been made as of April 1, 1994, are as follows (operations of CDRP prior to acquisition were insignificant):

                                       Nine Months
                                          Ended              Year Ended
                                       December 31,         December 31,
                                           1994                 1995
                                      ---------------      ---------------
 Revenue                                 $46,149,493          $29,780,343
 Net loss                                (6,433,026)         (16,856,499)
 Net loss per common share                   $(0.90)              $(1.18)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accompanying   consolidated   financial   statements  reflect  the
application of certain accounting policies described below and elsewhere in the Notes to Consolidated Financial Statements.

  (a)  Change in Fiscal Year

         During 1994, the Company changed its fiscal year-end from March 31 to December 31.

  (b)  Principles of Consolidation

         The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and all wholly-owned and majority-owned subsidiaries and Tissue, as discussed above. Other investments are accounted for using the cost method. All intercompany transactions have been eliminated in consolidation.

  (c)  Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company also has investments in marketable and nonmarketable securities and loans to related parties totaling $8,047,692. The amount that the Company may ultimately realize from these investments could differ materially from the value of these investments recorded in the accompanying financial statements as of December 31, 1995.
                                      F-11





                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  (d)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead. At December 31, 1994 and 1995, inventories consist of the following:

                                            December 31,       December 31,
                                                1994               1995
                                           ---------------    ----------------
   Raw materials                              $   619,238          $1,949,288
   Work in process and finished goods           1,161,948           2,008,389
   Less -- Progress billings                      322,912             307,793
                                           ---------------    ----------------
                                               $1,458,274          $3,649,884
                                           ===============    ================

  (e)  Depreciation and Amortization

         The Company provides for depreciation and amortization on property and equipment using the straight-line method, by charging to operations amounts that allocate the cost of assets over their estimated useful lives as follows:

                                                          Estimated
           Asset Classification                          Useful Life
    ------------------------------------            ----------------------
    Equipment under capital leases                      Term of Lease
    Machinery and Equipment                               5-8 Years
    Furniture and Fixtures                                 5 Years
    Leasehold improvements                              Term of Lease

                Property and Equipment consist of the following:

                                            December 31,        December 31,
                                                1994                1995
                                           ---------------    -----------------
    Equipment under capital leases             $1,070,000           $1,214,950
    Machinery and equipment                     1,098,437            1,992,157
    Furniture and fixtures                        426,230              806,252
    Leasehold improvements                        278,062              308,158
                                           ---------------    -----------------
                                                2,872,729            4,321,517
    Less:  Accumulated depreciation
               and amortization                   490,251            1,156,502
                                           ---------------    -----------------
                                               $2,382,478           $3,165,015
                                           ===============    =================

  (f)  Revenue Recognition

         The Company recognizes product revenue upon shipment. Design and tooling revenue is recognized upon customer acceptance. Occasionally, revenue is recognized upon completion of a phase of the order when contractually accepted by the customer. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  (g)  Cost in Excess of Net Assets Acquired and Other Intangibles

         The cost in excess of net assets acquired for Dynaco and Spectrum is being amortized on a straight-line basis over a period of 10 and 7 years, respectively, and is as follows:

                                                   December 31,
                                          --------------------------------
                                              1994              1995
                                          --------------    --------------
  Dynaco                                     $2,570,318        $2,570,318
  Spectrum                                     --               1,832,357
                                          --------------    --------------
                                              2,570,318         4,402,675
  Less:  accumulated amortization               228,328           673,167
                                          --------------    --------------
                                             $2,341,990        $3,729,508
                                          ==============    ==============

         Amortization expense for the nine months ended December 31, 1994, and year ended December 31, 1995, amounted to approximately $196,000 and $445,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of (SFAS No. 121), in March 1995. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including cost in excess of net assets acquired, based on the estimated future cash flows to be generated by such assets. The Company is not required to adopt SFAS No. 121 until January 1, 1996. However, management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial position or results of operations.

         Other intangibles include the cost of licenses and technologies acquired through the purchase of product rights and licenses during 1995. These intangibles are being amortized over a period of five years. Amortization expense for the year ended December 31, 1995 amounted to $149,246, and is recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

         On February 28, 1995, the Company entered into a license agreement to license a patent on a low pressure discharge apparatus (a key instrument in the Company's product) with a corporation (Licensor). As consideration for entering into the agreement, the Licensor received $50,000 in cash and a warrant to purchase 160,000 shares of common stock at a price of $.01 per share. The Company ascribed a value to the warrant of $100,000. The former majority stockholder and officer of Tissue also assigned his right to license the technology to the Company, on an exclusive basis, and exchanged his note payable of $100,000 for 600,000 shares of the Company's common stock. The Company has capitalized $450,000 which represents the cash paid plus the value ascribed to the equity consideration given in exchange for the license.

         As part of the formation and organization of PEC and Nexar, the Company agreed to settle a complaint brought against Palomar and the president of Nexar. As part of the settlement, the Company was required to pay $525,000 and agreed to issue warrants to purchase 108,000 shares of the Company's common stock at $5.00 per share. The Company has reflected these amounts as an organizational cost, which is included in intangible assets and is being amortized over four years.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  (h)  Net Loss per Common Share

         For the nine months ended December 31, 1994, net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 1995, net loss per common share has been computed by dividing net loss, as adjusted for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered as outstanding, as the result would be antidilutive. The shares of the Company's common stock issued in connection with the business combination with Tissue have been included in the weighted average shares outstanding as of the original date of issuance by Tissue.

         The loss was adjusted by the aggregate amount of accrued by unpaid dividends on the Company's preferred stock as follows during the year ended December 31, 1995:

Series A Redeemable Convertible Preferred Stock                    $  12,500
Series B Redeemable Convertible Preferred Stock                       12,500
Series C Redeemable Convertible Preferred Stock                       12,500
Series I Class A Redeemable Convertible Preferred Stock               29,910
Series II Class A Redeemable Convertible Preferred Stock              57,200
                                                               --------------
                                                                    $124,610
                                                               ==============

  (i)  Investments

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

         The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity will be reported at amortized cost and are classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1994 and 1995. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are included currently in the accompanying statements of operations.



                                                               December 31, 1994
                                             ------------------------------------------------------
                                                              Gross          Gross
                                              Amortized     Unrealized    Unrealized       Fair
                                                Costs          Gain          Loss         Value
                                             ------------  -------------  ------------  -----------
Available-for-Sale:
       Investment in a publicly
       traded company                            $50,000       $--            $--          $50,000
                                             ============  =============  ============  ===========


                                                               December 31, 1995
                                             ------------------------------------------------------
                                                              Gross          Gross
                                              Amortized     Unrealized    Unrealized       Fair
                                                Costs          Gain          Loss         Value
                                             ------------  -------------  ------------  -----------
Trading Securities:
       Investments in publicly
       traded companies                         $615,842       $137,170        $3,602     $749,410
                                             ============  =============  ============  ===========

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  (i)  Investments (continued)

         During the year ended December 31, 1995, the Company sold its Available-for-Sale Securities in a publicly traded company realizing a gain of $67,500, which is reflected in the accompanying consolidated statement of operations.

  (j)  Deferred Costs

         Deferred costs consisted of the following at December 31, 1994 and 1995:

                                                  December 31,
                                         --------------------------------
                                             1994              1995
                                         --------------   ---------------
 Prepaid investment banking fees              $727,041          $290,816
 Deferred financing costs, net                 176,944           518,304
                                         --------------   ---------------
                                               903,985           809,120
 Less-current portion                          436,225           462,787
                                         --------------   ---------------
                                              $467,760          $346,333
                                         ==============   ===============

         On August 19, 1994, the Company entered into an investment services agreement whereby an investment banker would provide merger and acquisition consulting services over a two-year period ending August 1996. In exchange for these services, the Company issued the investment banker 250,000 shares of common stock valued at the fair market value of the Company's common stock at the date of grant. The Company expensed approximately $164,000 and $436,000 of these prepaid fees during the nine months ended December 31, 1994, and year ended December 31, 1995, respectively.

         During the nine months ended December 31, 1994, and year ended December 31, 1995, the Company incurred financing costs related to several issuances of convertible debentures (see Note 4) and bridge notes payables (see below). Deferred financing costs related to convertible debentures totaling $238,333 remained outstanding at December 31, 1995. In addition, during 1995, the Company also issued 60,000 shares of common stock, valued at the fair market of the Company's common stock of $120,00 at the date of grant, for various consulting services to be performed over a five-year period. The Company amortized $12,000 during the year ended December 31, 1995, related to the prepaid fees.

         On December 21, 1995, PEC issued $1,350,000 of bridge notes payable and incurred $175,500 of financing costs. This amount is being amortized over the expected life of the bridge notes. However, it is the Company's intention to repay these notes by December 31, 1996. Accordingly, the unamortized balance of $171,971 at December 31, 1995 has been classified as a current portion of deferred cost in the accompanying consolidated balance sheet.

  (k)  Research and Development Expenses

         The Company charges research and development expenses to operations as incurred.

  (l)  Significant Customers

         For the nine months ended December 31, 1994, one customer accounted for 19.4% of revenues and 30.4% of accounts receivable. For the year ended December 31, 1995, one customer accounted for 10.3% of revenues and 11.2% of accounts receivable. The Company's Dynaco subsidiary conducts business with two suppliers who are critical to the procurement of certain inventory items.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  (m)  Concentration of Credit Risk

         SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of
Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is not within any geographic area. The Company has issued notes and made investments to various related parties totaling $7,595,532 as of December 31, 1995 (see Note 9). Included in this amount are unsecured loans of $1,988,709 to and for the benefit of a Director of the Company's underwriter. During the year ended December 31, 1995, the Company also made strategic equity investments totaling $1,200,000 in two privately held technology companies. Subsequent to year-end, the Company purchased additional marketable and nonmarketable securities totaling $3,598,525 in several companies and has loaned to or made other investments in certain related entities totaling $5,140,000.

         Also subsequent to year-end, the Company sold $250,653 of its investment in a publicly traded stock classified as a trading security at December 31, 1995, and recognized a gain of $286,256. As of March 26, 1996, the Company also liquidated in the form of cash $5,146,096 of investments and notes receivable made as of and subsequent to December 31, 1995, associated with various related parties as discussed above.

  (n)  Disclosures about Fair Value of Financial Instruments

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 1994 and 1995. Fair values have been determined through information obtained from market sources and management estimates.

  (o)  Reclassifications

         Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the current year's presentation.

(3)  INCOME TAXES

         The Company provides for income taxes under the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At December 31, 1995, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, a federal net operating loss carryforward of approximately $18,658,000 to be used to offset future taxable income, if any. This net operating loss carryforward will begin to expire in 2002. The Internal Revenue Code contains provisions that limit the net operating loss carryforwards due to changes in ownership, as defined by the Internal Revenue Code. The Company believes that its net operating loss carryforwards will be limited due to its reorganization in 1991, subsequent stock offerings and the merger with Tissue discussed in Note 1. The Company has not recorded a deferred tax asset for the net operating losses, due to uncertainty relating to the Company's ability to utilize such carryovers.



                      [This space intentionally left blank]

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)  LONG-TERM DEBT

  (a)  Notes Payable

                                                                                                   December 31,     December 31,
                                                                                                       1994             1995
                                                                                                  ---------------  ---------------
Demand notes payable to an officer, repaid in 1995                                                    $  550,000       $  --
7% Note payable, due July 1, 1994                                                                        244,782          244,782
7.4% to 21% Capital lease obligations, monthly principal and interest payments ranging from
     $2,290 to $51,235, maturities ranging from August 1997 to January 1999                            1,411,200        1,393,612
Present value of notes payable, discounted at 8% and due in annual installments of principal and interest of $100,000, $200,000, $200,000 and $100,000 in fiscal 1995, 1996, 1997 and 1998,
     respectively                                                                                        532,727          468,012
Term loan, interest at the bank's prime rate plus 2%, paid in full on January 31, 1995                   601,575         --
Note payable in connection with the Spectrum acquisition,  interest at the prime rate (8.5% at Dec.  31, 1995) plus 1%,  principal  of  $200,000,  $150,000,
     $200,000 and $150,000
     plus interest due in October 1995, April 1996, October 1996 and April 1997, respectively           --                500,000
Bridge notes payable, interest at 10% until March 1996, then prime (8.5% at December 31,
     1995) plus 2%                                                                                      --              1,350,000
Other notes payable, due currently                                                                       273,673           78,672
                                                                                                  ---------------  ---------------
                                                                                                       3,613,957        4,035,078
Less -- current maturities                                                                             1,814,203        2,474,265
                                                                                                  ---------------  ---------------
                                                                                                      $1,799,754       $1,560,813
                                                                                                  ===============  ===============


         The notes payable to an officer were paid in full by the Company in August 1995, with $250,000 in cash and 200,000 shares of the Company's common stock.

         The Company has not made the required payment on the 7% note payable, which was due on July 1, 1994. This is an installment of a deferred purchase price for advanced technology, and the Company is currently negotiating alternative terms. Until the note is fully satisfied, the Company will continue to accrue interest at 7% per annum.

         On December 21, 1995, PEC issued $1,350,000 face value bridge notes payable. The notes bear interest at 10% for the first three months outstanding and, thereafter, at the prime rate (8.5% at December 31, 1995) plus 2%. The notes will be due 18 months after their inception or 10 days following the closing of a public offering of PEC. Payment of principal and accrued interest is guaranteed by the Company. In connection with the bridge financing, PEC issued to the noteholders at nominal value, warrants to purchase up to 240,000 shares of PEC's common stock at $1.20 per share.

         On May 31, 1995, Dynaco's revolving credit and term loan agreement with a bank, which provided Dynaco with a $2,000,000 revolving line of credit and a $750,000 term loan, expired and was replaced by a three-year revolving credit and security agreement with a financial institution. The new agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse up to a maximum commitment of $3,000,000. As of December 31, 1995, the amount of accounts receivable sold that remained uncollected totaled $1,296,462, net, of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying consolidated balance sheet, as of December 31, 1995. The interest rate on such outstanding amounts is the bank's prime rate (8.5% at December 31, 1995) plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)  LONG-TERM DEBT (CONTINUED)

         On August 31, 1995, Spectrum's revolving line of credit with a bank, which provided Spectrum with a $300,000 line of credit, expired. The line of credit has not been replaced.

  (b)  Convertible Debentures

         During the nine months ended December 31, 1994, and the year ended December 31, 1995, the Company issued several series of convertible debentures. The interest on certain of these convertible debentures is forgiven if the debentures are converted before specified dates; otherwise interest is payable on their respective due dates. During 1995, approximately $152,000 of accrued interest was forgiven and is included in additional paid-in capital. The convertible debentures have a conversion price which represents a discount, ranging from 20% to 27% of the Company's common stock at the time of conversion. It has been the Company's policy to discount the convertible debentures using an assumed implicit rate of 15% as a result of the discount conversion feature of the convertible debentures. The Company believes that the intent of the debentureholders is to convert the debentures into common stock at their discounted conversion price. Accordingly, the Company has credited this ascribed value to additional paid-in-capital, and this amount is being amortized to interest expense over the terms of the convertible debentures. During the nine months ended December 31, 1994, and year ended December 31, 1995, the Company recorded $41,668 and $168,393, respectively, of additional interest expense relating to the amortization of the discounts relating to the convertible debentures.

         In addition, the Company has incurred financing costs of $192,500 and $380,000 during the nine months ended December 31, 1994, and the year ended December 31, 1995, respectively, relating to these debentures. Given the debentureholders' intent to convert, these costs have been reflected in deferred costs in the accompanying consolidated balance sheet as of December 31, 1994 and 1995, and are amortized to additional paid-in capital over the term of the related convertible debentures. Any remaining unamortized deferred financing costs are also recorded to additional paid-in-capital upon conversion. During the nine months ended December 31, 1994, and the year ended December 31, 1995, the Company amortized deferred financing costs of $15,556 and $70,583 to additional paid-in capital, respectively. Also, as a result of the conversions of certain convertible debentures during 1995, the Company amortized another $253,158 to additional paid-in capital.

         The following table summarizes the issuance and conversion of the convertible debentures for the nine months ended December 31, 1994 and the year ended December 31, 1995.



                                                          Value
                                                        Ascribed to     Amount Outstanding at         Shares
                                                        Additional           December 31,             Issued
                                          Face           Paid-In     ---------------------------       Upon
Series                                    Value          Capital         1994           1995        Conversion
- -------------------------------------  ------------  --------------  ------------   ------------  --------------
3% Series due September 30, 1996                 $     $   150,000    $  625,000        $  --           370,189
                                           750,000
6% Series due November 21, 1997          2,000,000         400,000     1,616,668        --            1,172,132
7% Series due March 31, 2000             1,100,000         350,000       --             --             --
7% Series due July 1, 2000               1,200,000         350,000       --             --              401,549
8% Series due October 26, 1997           1,000,000         199,813       --             819,359        --
                                       ------------  --------------  ------------   ------------  --------------
                                        $6,050,000      $1,449,813    $2,241,668       $819,359       1,943,870
                                       ============  ==============  ============   ============  ==============

         During the year ended December 31, 1995, all of the 7% convertible debentures due on March 31, 2000 were redeemed by the Company together with accrued interest. Accordingly, $321,533, representing the unamortized amount credited to additional paid-in capital for the ascribed value of the discount, was reversed.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)  LONG-TERM DEBT (CONTINUED)

  (b)  Convertible Debentures (continued)

         During 1995, the debentureholders converted the 3%, 6% and 7% series convertible debenture due September 30, 1996, November 21, 1997, and July 1, 2000, respectively. These convertible debentures totaled $2,964,209 with related accrued interest of $126,531 on the dates of conversion.

         In connection with the 6% convertible debentures, each holder is entitled to receive one warrant to purchase common stock of the Company (expiring no later than three years from the date of conversion) for every five shares of common stock of the Company issued, at 150% of the market price, as defined, at the time of conversion. As a result, the Company issued 242,655 warrants to purchase common shares of the Company, during 1995 at stock prices ranging from $3.09 to $3.75. These warrants expire through July 28, 1998.

         Future maturities of other notes payable, capital lease obligations and convertible debentures as of December 31, 1995 are as follows:

                      1996                               $2,474,265
                      1997                                2,629,709
                      1998                                  649,666
                      1999                                   50,797
                                                       -------------
                                                         $5,804,437
                                                       =============



         As of December 31, 1994 and 1995, the Company had $100,000 and $950,000 of convertible debentures that were issued by the Company's subsidiary Tissue. The convertible debentures bear interest at 8% and are due December 1997. The notes are convertible into the Company's common stock, at the holder's option, at prices ranging from $0.35 to $2.43 per share. Upon completion of an initial public offering of the Company, the unpaid principal balance of the notes shall be automatically convert into the Company's common stock. These notes were converted into 813,498 shares of the Company's common shares on May 3, 1996 in connection with the merger of the Company with Tissue.

(5)  STOCKHOLDERS' EQUITY

  (a)  Common Stock Outstanding

         During 1995, the Company pledged 2,860,000 shares of its common stock as collateral for an anticipated $5,000,000 debt financing with Whetstone Ventures Corporation, Inc. ("Whetstone"). Before pledging the shares as collateral, the Company placed a stop transfer on the shares, which prohibited the Company's transfer agent from transferring the shares. The Company received only $400,000 from Whetstone, and the debt financing was canceled before being consummated. The Company demanded return of the escrowed shares that were collateralizing the debt, but was informed that Whetstone, had in turn pledged the shares as collateral to a third party who had loaned money to Whetstone, and the third party refused to return the shares. On March 13, 1996, the Company filed a complaint against the third party demanding return of the shares and obtained a restraining order prohibiting transfer of the shares. On March 22, 1996, the third party agreed to return the shares in exchange for the $400,000 previously received by the Company and an additional $700,000. The Company charged the additional $700,000 to operations during the year ended December 31, 1995. Accordingly, the Company has not considered the shares as outstanding in the accompanying consolidated financial statements. As consideration for the $700,000 paid, the third party assigned a $1,000,000 note receivable from Whetstone to the Company. The Company has fully reserved for this note receivable as its collectibility is not assured.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  STOCKHOLDERS' EQUITY (CONTINUED)

  (b)  Preferred Stock

       The Company is authorized to issue preferred stock as follows:

        Series I Class A Redeemable Convertible Preferred Stock                                    7,000
        Series II Class A Redeemable Convertible Preferred Stock                                   9,000
        Series A Redeemable Convertible Preferred Stock                                            2,500
        Series B Redeemable Convertible Preferred Stock                                            2,500
        Series C Redeemable Convertible Preferred Stock                                            2,500
                                                                                                ---------
                                                                                                  23,500
                                                                                                =========


       As of December 31, 1995, preferred stock consists of the following:

       Redeemable convertible  preferred stock, Series I Class A, $.01 par value
         Authorized - 7,000 shares
         Issued and outstanding - 1,960 shares, liquidation preference of $ 1,989,500             $   20
       Redeemable convertible preferred stock, Series II Class A, $.01 par value
         Authorized - 9,000 shares
         Issued and outstanding - 4,400 shares, liquidation preference of $ 4,456,415                 44
       Redeemable convertible preferred stock, Series A, $.01 par value
         Authorized - 2,500 shares
         Issued and outstanding - 2,500 shares, liquidation preference of $ 2,512,329                 25
       Redeemable convertible preferred stock, Series B, $.01 par value
         Authorized - 2,500 shares
         Issued and outstanding - 2,500 shares, liquidation preference of $ 2,512,329                 25
       Redeemable convertible preferred stock, Series C, $.01 par value
         Authorized - 2,500 shares
         Issued and outstanding - 2,500 shares, liquidation preference of $ 2,512,329                 25
                                                                                                  ------
           Total preferred stock                                                                  $  139
                                                                                                  ======

         SERIES I AND II CLASS A REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Certain Series I and II Class A Redeemable Convertible Preferred Stockholders (Series I and II Preferred Stock) converted 7,435 shares, including accrued dividends of $86,059, into 1,775,691 shares of common stock as of December 31, 1995. The Series I and II Preferred Stock is convertible into shares of common stock at any time after 41 days after issuance, at the lesser of (i) $5.00 or (ii) 80% of the average closing bid price of the common stock over the three preceding trading days. The Series I and II Preferred Stock have a liquidation preference equal to $1,000 per share, plus accrued and unpaid dividends and are entitled to voting rights equal to the number of common shares into which the preferred stock may be converted. The Series I and II Preferred Stock may be redeemed by the Company 120 days after issuance at 100% of redemption value, provided the average closing bid price of the common stock for five consecutive days is greater than $4.50 per share. Dividends on the Series I and II Preferred Stock are payable quarterly at 9% per annum in arrears. Under the terms of the Series I and II Preferred Stock subscription agreements, the use of proceeds is restricted to general working capital purposes.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  STOCKHOLDERS' EQUITY (CONTINUED)

  (b)  Preferred Stock (continued)

         SERIES A, B AND C REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The Company is authorized to issue up to 7,500 shares of Series A, B and C Redeemable Convertible Preferred Stock for $1,000 per share. During 1995, the Company issued 7,500 shares, none of which were converted into shares of common stock. The value of each share, including accrued but unpaid dividends and accrued but unpaid interest on the dividends, is convertible into shares of common stock at any time subsequent to 20 days after the underlying common shares are registered. The conversion price is a rate equal to 80% of the mean average closing price of the common stock on the seven preceding trading days, but in no event less than $4.75 or more than $6.50. The conversion price is adjustable for certain antidilutive events, as defined. The Series A, B and C Redeemable Convertible Preferred Stock have a liquidation preference equal to $1,000, plus accrued but unpaid dividends, and accrued but unpaid interest. The Series A, B and C Redeemable Preferred Stockholders do not have any voting rights except on matters effecting the Series A, B and C Redeemable Convertible Preferred Stock. The Company has agreed to register at least 1,452,635 common shares underlying the preferred stock. The preferred stock may be redeemed at any time, at an amount equal to the sum of (a) the amount of the liquidation preference determined as of the applicable redemption date plus (b) $250.00. Dividends are payable at 9% per annum in arrears on February 1, May 1, August 1 and November 1. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 12% per annum until paid. All of the shares were either converted or redeemed subsequent to year-end (See Note 13).

  (c)  Treasury Stock

         During 1995, PEC acquired 200,000 shares of the Company's common stock at a cost of $1,211,757 and placed them in treasury for use in a contemplated PEC stock option plan.

  (d)  Stock Option Plans

     The Company has 1991, 1993 and 1995 Stock Option Plans (the "Plans") that provide for a maximum of 350,000, 500,000 and 1,000,000 shares of common stock, respectively, which may be issued as incentive stock options (ISOs) or nonqualified options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value), provided that ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the plans, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, at the request of the optionee, may, in its discretion, convert the optionee's ISOs into nonqualified options at any time prior to the expiration of such ISOs.

     During 1995, the Company granted options to purchase 324,235 shares of the Company's common stock at prices ranging from $0.40 to $0.81 per share. These options were not granted pursuant to the above mentioned plans. These options were exercised on May 3, 1996 in connection with the merger with Tissue as discussed in Note 1.



                      [This space intentionally left blank]

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  STOCKHOLDERS' EQUITY (CONTINUED)

  (d)  Stock Option Plans (continued)

         The following table summarizes stock option activity:

                                                                          Number of             Exercise
                                                                           Options            Price Range
                                                                         ------------        ---------------
              Options Outstanding, March 31, 1994                            316,000            $1.00-$3.50
                              Options Granted                                734,000                   2.38
                              Options Canceled                               (2,500)                   3.50
                                                                         ------------        ---------------
              Options Outstanding, December 31, 1994                       1,047,500              1.00-3.50
                              Options Granted                                820,235              0.40-3.00
                              Options Exercised                            (285,000)              1.00-3.50
                              Options Canceled                              (75,000)                  2.375
                                                                         ------------        ---------------
              Options Outstanding, December 31, 1995                       1,507,735            $0.40-$3.50
                                                                         ============        ===============
              Options Exercisable as of December 31, 1995                  1,494,735            $0.40-$3.50
                                                                         ============        ===============
              Options Available for future issuances under the plans
                              as of December 31, 1995                        281,500
                                                                         ============

         Subsequent to year-end, the Company issued options to purchase 150,000 shares of Common Stock at $6.15 per share to two individuals. Certain individuals also exercised stock options to purchase 78,000 shares of common stock at prices ranging from $2.00 to $3.50. The total proceeds received by the Company were $185,250.

         In 1993, the Company issued to certain officers of Star five-year nonqualified stock options to purchase up to an aggregate of 100,000 shares of the Company's common stock at an exercise price of $1.78 (50% of the fair market value of the Company's common stock on July 1, 1993). The Company recorded the stock option issuance as deferred compensation, which was amortized to expense during the nine months ended December 31, 1994.

         In addition to the Company's plans, Star has established a stock option plan which provides for the issuance of both nonqualified and incentive stock options. Under this plan, Star has granted options to an employee to purchase 2,000 shares and granted options to two officers/stockholders to purchase 15,000 shares each of Star's common stock at a price of $5.00 per share. Also under this plan, Star has granted an employee of Star options to purchase 15,000 and 50,000 shares at $5.00 and $2.50 per share, respectively, during the nine months ended December 31, 1994. The Company has recorded compensation expense on these latter options of $125,000, which represents the excess of the fair value over the exercise price of these options. All options granted under the Star stock option plan vest 100% six months from the date of grant. Subsequent to year-end, Star granted stock options to purchase 120,000 shares of Common Stock at $6.00 per share.

         PEC has also established a stock option plan, which provides for the issuance of both nonqualified and ISO's. On December 1, 1995, PEC granted stock options to purchase 1,590,000 shares of PEC common stock for $.30 per share, the fair value of PEC's common stock, as determined by PEC's Board of Directors. Of the total stock options granted, 1,230,000 vested immediately, and the balance vest over a four-year period. In connection with the approval and formation of the PEC Stock Option Plan, the Company canceled and rescinded stock options to purchase 10,000 and 300,000 shares of common stock in Dynaco and Nexar, respectively.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  STOCKHOLDERS' EQUITY (CONTINUED)

  (e)  Warrants

         During fiscal 1991 and 1992, the Company issued to certain former noteholders warrants to purchase 294,997 shares of the Company's common stock ranging from $.60 to $1.00 per share. The warrants expire five years from the date of issuance. During December 1994, certain bridge warrantholders exercised their warrants to purchase 25,000 shares of common stock. In January and February 1995, certain bridge warrantholders exercised their warrants to purchase 164,248 shares of common stock.

         In November 1992, the Company issued five-year warrants, valued at $2,700, to purchase an aggregate of 15,000 shares of the Company's common stock at an exercise price of $1.00 per share.

         During October 1994, the Company issued to certain investment bankers and consultants warrants to purchase a total of 625,000 shares of common stock at exercise prices ranging from $2.00 to $3.50 per share, expiring in October 1997. Upon issuance of these warrants, the Company recorded compensation expense of approximately $151,000, which represents the excess of the fair value over the exercise price of certain shares of common stock underlying the warrants.

         In connection with the Company's initial public offering, the Company issued 1,782,000 warrants to purchase one share of common stock at a price of $6.00 per share, subject to antidilutive adjustments, as defined. The Company has the right to redeem these warrants at $.05 per warrant. On January 5, 1995, the Company announced its intention to redeem the common stock purchase warrants issued as part of the Company's initial public offering. Each warrant (as adjusted for dilutive events) entitled the holder the right to purchase 1.57 shares of common stock at a price of $3.19 per share. Through February 10, 1995, the date the warrant call ended, certain warrantholders exercised such warrants to purchase a total of 1,852,012 shares of common stock. The remaining unexercised warrants to purchase 590,609 shares were redeemed by the Company for $29,530. As a result of these warrant exercises, the Company received cash proceeds totaling $1,286,931 and received demand promissory notes in the total principal amount of $4,633,975 with interest at 7.75% per annum. In September 1995, $3,694,840 of the notes was repaid.

         The remaining balance of $939,135 relates to warrants exercised by a director of the Company's underwriter. In addition, on May 12, 1995, this director exercised warrants to purchase a total of 200,000 shares of the Company's common stock. The Company received another demand promissory note in the principal amount of $1,049,574 with interest at 7.75% per annum. These promissory notes are unsecured and there are no restrictions on transfer or sale of the shares of common stock received in connection with the exercise of these warrants.

         During 1995, the Company issued to certain investment bankers, consultants (including related parties to the Company - see Note 9), directors, noteholders and officers, warrants to purchase a total of 4,400,155 shares of common stock at exercise prices ranging from $1.25 to $7.50 per share, with expirations ranging from April 1998 to August 2000. In addition, during 1995, the Company also issued warrants totaling 82,500 at an exercise price of $1.25 to certain investment bankers. The warrants to purchase 82,500 shares were issued below the fair market value of the Company's common stock at the date of grant. Accordingly, the Company charged $95,370 to business development and other financing costs in the accompanying consolidated statement of operation for the year ended December 31, 1995.

         In January 1995, the Company issued a warrant to purchase 160,000 shares of the Company's Common Stock at $0.01 per share in connection with a license agreement. See Note 2(g). This warrant was exercised on May 3, 1996, in connection with Tissue, as discussed in Note 1.

         Subsequent to year-end, the Company issued warrants to purchase 2,369,319 shares of the Company's common stock at prices ranging from $4.80 to $8.00 per share. In addition, certain warrantholders also exercised warrants to

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  STOCKHOLDERS' EQUITY (CONTINUED)

  (e)  Warrants (continued)

purchase 1,513,328 shares of common stock at prices ranging from $0.60 to $3.75. The Company received total proceeds of $4,575,205. The following table summarizes warrant activity for the nine months ended December 31, 1994, and the year ended December 31, 1995.



                                                                Number of
                                                            Shares Underlying               Exercise
                                                                Warrants                      Price
                                                          ----------------------         ----------------
  Warrants Outstanding, March 31, 1994                                3,646,997          $  .60 - $15.00
              Warrants Granted                                          625,000            2.00 -   3.50
              Warrants Exercised                                       (25,000)             .80 -   1.00
                                                          ----------------------         ----------------
  Warrants Outstanding, December 31, 1994                             4,246,997             .60 -   15.00
              Warrants Granted                                        4,470,167            1.25 -    7.50
              Warrants Exercised                                    (2,840,093)             .60 -    5.00
                                                          ----------------------         ----------------
  Warrants Outstanding, December 31, 1995                             5,877,071          $  .60 - $15.00
                                                          ======================         ================


  (f)  Reserved Shares

         At December 31, 1995, the Company has reserved shares of its common stock for the following:

                                                          December 31,
                                                              1995
                                                         ---------------
              Convertible debentures                          1,003,251
              Stock option plans                              1,789,235
              Warrants                                        6,037,071
              Employee 401(k) plan                              300,000
              Preferred stock                                 3,402,242
                                                         ---------------
                                   Total                     12,531,799
                                                         ===============

         Subsequent to year-end 3,890,781 shares of common stock were issued in connection with certain of the items above. In addition, 3,810,652 shares were reserved relating to the common stock pursuant to Series D convertible Preferred Stock, and other stock purchase warrants (See Note 13).

  (g)  Restricted Stock Issuances

         In October 1994, the Company issued to certain officers, directors and consultants a total of 400,000 shares of common stock at no cost. In addition, the Company issued to a consultant 25,000 shares of common stock at no cost, subject to certain restrictions, as defined, through October 1, 1996. Upon issuance of all these shares, the Company recorded compensation expense of approximately $876,000, representing the fair value of the stock on the date of grant.

  (h)  Stock Issued in Lieu of Payment

         In August 1995, the Company issued to an officer of Dynaco a total of 200,000 shares of common stock in lieu of two demand promissory notes totaling $355,000 (see Note 9).

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  STOCKHOLDERS' EQUITY (CONTINUED)

  (h)  Stock Issued in Lieu of Payment (continued)

         In connection with the organization of CD Titles and purchase of CDRP, Inc. (see Note 1), certain related parties of the officers of the Company and Dynaco loaned CD Titles $300,000. On October 27, 1995, the Company agreed to issue common stock at a 35% discount to these individual noteholders, (as well as the remaining noteholders in CD Titles), in lieu of payment on the related promissory notes. The related parties received 128,572 shares of the Company's common stock in satisfaction of the notes payable and accrued interest totaling approximately $397,000.

         In addition, in connection with the issuance of the Series I and II Preferred Stock, the Company issued to an investment banker 300,000 shares of common stock as a placement fee, with a value of $1,782,000. This amount was reflected as a reduction in the gross proceeds received from the sale of the Series I and II Preferred Stock.

         During the year ended December 31, 1995, the Company issued 167,676 shares of its common stock for investment banking, merger and acquisition services, with a fair market value of $421,500. The Company included $398,250 of this amount in deferred costs, as the shares were issued in connection with the convertible debenture financings and other prepaid investment banking services (See Note 2(k)). The remaining amount was expensed to and included in business development and other financing costs.

         During the nine months ended December 31, 1994, the Company issued a total of 32,160 shares of common stock for investment banking, merger and acquisition consulting services and recorded a corresponding charge to business development and financing expenses of $105,000.

         In December 1994, 60,000 shares of common stock were issued to an affiliated company, whose director is also an officer and director of the Company, in exchange for the right of first refusal, to develop and provide to the Company certain technology. The Company charged $210,000 to expense, which represented the fair value of the Company's common stock.

(6)  RESEARCH & PRODUCT DEVELOPMENT AGREEMENTS

         The Company has signed an agreement to provide a research grant to Dr. Kenton W. Gregory of the Heart Institute to sponsor investigations and development of laser applications, advanced delivery systems and disposable products. The Company will provide up to $450,000, over a three-year period ending January 1996, in support of the Heart Institute's catheter development program. The agreement will provide the Company with shared ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any products developed under this agreement. The Company has recorded $90,000 and $150,000 of research and development expenses for the nine months ended December 31, 1994, and the year ended December 31, 1995, respectively, in connection with this agreement. As of December 31, 1995, the Company has a liability of $180,000 recorded in the accompanying consolidated balance sheets in connection with this agreement.

         The Company has signed an agreement with the New England Medical Center and Dr. Stanley M. Shapshay to provide a research grant and to sponsor investigations and development of laser applications, advanced delivery systems and disposable products in the agreed-upon medical applications. The Company also agreed to provide a total of $150,000 over a one-year period, of which $50,000 was paid in the form of laser hardware. The parties have reached an understanding that the Company will obtain ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any products developed with the grant funding. In August 1994, this agreement was amended to support animal testing with one of the Company's diode lasers in connection with performing tonsillectomies. On August 24, 1994, the Company

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)  RESEARCH & PRODUCT DEVELOPMENT AGREEMENTS (CONTINUED)

amended this agreement with NEMC. Under the amended agreement, the Company will provide an additional $61,500 tofund this additional research. The Company recorded approximately $110,000 and $95,000 of research and development expenses for the nine months ended December 31, 1994, and for the year ended December 31, 1995, respectively, in connection with this agreement.

         The Company's Star subsidiary has an agreement with the Massachusetts General Hospital ("MGH"), who has agreed to conduct a clinical study of the diode array laser device furnished by Star. MGH will furnish Star with the data resulting from the study in signed case report forms within two weeks after completion of each case. Star shall have the unrestricted right to use such data, but only to the extent that subjects' consents have been obtained. The total research grant is $80,000, which is payable by Star to MGH as certain milestones, as defined, are achieved. Star recorded $15,000 and $10,000 of research and development expenses for the nine months ended December 31, 1994, and year ended December 31, 1995, respectively, in connection with this agreement.

         The Company's Star subsidiary has an agreement with the Regents of the University of California (the "Regents"), effective October 24, 1994, for a five-year term. The Regents granted Star a U.S. nontransferable, limited-term, nonexclusive royalty-bearing license under the Regents' patent rights to make, use and sell licensed products, as described below. As consideration for this license, Star shall pay to the Regents royalties on sales of licensed products. The royalty payment shall be the greater of 4% of the net selling price of the component products, as defined, or 1% of the net selling price of an integrated system, as defined. Royalties begin to accrue on July 1, 1996, or when cumulative gross sales reach $1,000,000; whichever occurs first. Minimum annual royalty payments due under the agreement if Star does not achieve gross sales of $1,000,000 by July 1, 1996 range from $10,000 to $25,000 beginning July 1, 1997.

         The Company entered into a multiyear agreement with the MGH effective August 18, 1995, whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction, invented by Dr. R. Rox Anderson, Wellman Laboratories of Photomedicine, MGH. MGH will provide the Company with data previously generated by Dr. Anderson, further clinical research on the ruby laser device at MGH and other sites, and remit ownership of all case report forms and data resulting from the study. The Company will have 60 days subsequent to completion of the study in order to express a desire to patent any resulting invention at the Company's expense. The Company is obligated to fund the clinical research obligation of $917,000 and pay a license fee of $250,000 over the term of the contract, until completion of the studies which is anticipated to be two years from the effective date unless amended or terminated. A total of $287,000 has been incurred through December 31, 1995.

         During 1995, the Company expensed approximately $177,000 representing the cost of research and development and capitalized approximately $50,000 as a license fee, which is being amortized over five years. In addition, subsequent to year-end, the Company paid the remaining $200,000 for the license fee. The Company has agreed to enter into a worldwide exclusive license agreement with MGH upon completion of a valid product or service, or new uses (not related solely to hair removal) based on the findings of the clinical studies. As consideration for this license, the Company is obligated to pay to MGH, royalties of 5% of net revenues of products/services covered by valid patent licensed to the Company exclusively; 2.5% of net revenues of products/services covered by valid patent licensed to the Company nonexclusively; 1.25% of net revenues of products developed and exploited, not covered above and no less than 2.5% on the sale of any other laser using other technology as defined for the use of hair removal.

(7)  SEGMENT INFORMATION

         The Company has two operating business groups, medical products and electronics products. All of the operations of Dynaco, Nexar, PEC and their subsidiaries are reported below as the Electronics Products Group. All other operations are focused in the areas of cardiology and dermatology, which are included in the Medical Products Group. Information with respect to industry segments are set forth as follows:

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7)  SEGMENT INFORMATION (CONTINUED)


                                                         As of and for the nine months ended December 31, 1994
                                                          Electronic          Medical
                                                           Products          Products              Total
                                                       ----------------------------------------------------------
                     Operating Revenues                      $12,958,367          $100,156           $13,058,523
                     Operating Income/Loss                      $497,728      $(5,822,985)          $(5,325,257)
                     Identifiable Assets                      $8,582,303        $5,036,685           $13,618,988
                     Depreciation and Amortization              $552,176           $58,209              $610,385
                     Capital Expenditures                       $363,092          $286,769              $649,861

                                                            As of and for the year ended December 31, 1995
                                                          Electronic          Medical
                                                           Products          Products              Total
                                                       ----------------------------------------------------------
                     Operating Revenues                      $16,296,224        $5,610,280           $21,906,504
                     Operating Loss                         $(3,700,665)      $(8,794,908)         $(12,495,573)
                     Identifiable Assets                     $17,048,106       $24,822,054           $41,870,160
                     Depreciation and Amortization              $881,530          $944,143            $1,825,673
                     Capital Expenditures                       $540,725          $908,062            $1,448,787


(8)  ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                     December 31,          December 31,
                                                                         1994                  1995
                                                                    ----------------      ---------------
                     Payroll and consulting costs                     $633,878             $852,793
                     Professional fees                                 206,527              914,935
                     Settlement costs                                --                     700,000
                     Other                                             564,327            2,165,829
                                                                    ----------           ----------
                         Total                                      $1,404,732           $4,633,557
                                                                    ===========         ===========

(9)  RELATED PARTY TRANSACTIONS

         Included in current assets at December 31, 1995 is $4,406,823 of notes receivable and investments from various officers and related entities. It is reasonably possible that the Company's estimate that it will collect these receivables with in one year will change in the near term.

         Notes payable to an officer (see Note 4) consisted of two notes due on demand. One note beared interest at 7%, the other note beared interest at 10% until December 31, 1994, and at prime plus 1% thereafter. Both notes were repaid in August 1995 in the form of $250,000 in cash and 200,000 shares of the Company's common stock.

         Dynaco leases its Tempe, Arizona, facility from a partnership consisting of the Chief Executive Officer and Chief Operating Officer of Dynaco. The Company also has certain capital leases which are personally guaranteed by an officer.

         The Company has a $500,000 note payable to an officer of Spectrum in connection with the acquisition of Spectrum (see Notes 1 and 4).

         The Company's lease for its manufacturing facility for Tissue is guaranteed by an officer of Tissue.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  RELATED PARTY TRANSACTIONS (CONTINUED)

         The Board of Directors have established a corporate loan policy under which loans may be granted to certain officers/stockholders/directors of the Company for amounts up to an aggregate of $800,000. All of such loans must be collateralized by certain stockholdings of these individuals, as defined. At December 31, 1994 and 1995, $183,813 and $383,198, respectively, with interest at the rate of 7% per annum, was outstanding to certain officers/stockholders/directors under the corporate loan policy.

         At December 31, 1995, the Company had loans receivable of $90,000 and $400,000 from two officers of Dynaco, which are evidenced by promissory notes due June 29, 1996, and March 24, 1996, respectively, with interest at the rate of 8% and the prime rate per annum, respectively. The $400,000 loan receivable is collateralized with a certain amount of vested stock options in the Company owned by the officer with a market price in excess of the exercise price. As defined in the agreement, 100% of the then outstanding principal and accrued but unpaid interest must never be below the sum of the excess of the market price over the exercise price of the unexercised vested stock options. At December 31, 1995, the Company had an additional loan receivable for $75,000 from an officer of Dynaco, which is evidenced by a demand promissory note and bears interest at 7%.

         At December 31, 1995, the Company had notes receivable for $3,150,000 from an affiliated company. The Company's chairman and CEO personally owns 35% of the affiliated Company. The notes receivable are evidenced by a $3,000,000 promissory note receivable and a $150,000 promissory note receivable, both with interest at the rate of 10% per annum. The $3,000,000 note shall be prepaid by October 1, 1996, with principal and interest, under the provisions of the note, or the Company shall be remedied as defined. The $150,000 note is due December 31, 1996, with 10% interest per annum. In connection with the loan receivable, the Company received a warrant in the affiliated company to purchase 250,000 shares of its common stock at $1.50 per share. In addition, if the $3,000,000 note is not paid by October 1, 1996, or January 31, 1997, the Company will receive a warrant to purchase 250,000 and 150,000 shares, respectively, of the affiliate's common stock at $1.50 per share.

         The Company's notes are subordinate to a senior creditor of the affiliate. An officer/director and certain stockholders, owning an aggregate of 81% of this affiliate, have pledged their common stock holdings as collateral for these notes receivable. The $3,000,000 note has automatic conversion rights to preferred stock in the affiliate if the note is not paid by its due date.

         During the year ended December 31, 1995, the Company received 41,000 shares of a publicly traded company, with a value of $297,250, as partial payment for a loan to the Company's CEO. An officer/director of the publicly-traded Company is also a director of Palomar Medical Technologies, Inc. Subsequent to year end, the Company purchased $1,400,000 of manufacturing equipment on behalf of the publicly traded company and has entered into an operating lease agreement to rent this equipment to the publicly traded company. The Company has charged this related party $100,000 as a commitment fee.

         As discussed in Note 2(m), the Company has a $500,000 equity investment in a privately held technology company. A director of the Company's underwriter, H.J. Meyers is also a director of the investee company. In addition, through December 31, 1995, the Company loaned this director unsecured notes totaling $1,988,709 in connection with the exercise of stock warrants (see Note 5(e)). Subsequent to year end, the Company loaned this director an additional unsecured note totaling of $1,062,500 in connection with the exercise of stock warrants. The notes bear interest at 7.75% per annum and are due on demand. The Company has also loaned this director, $500,000 subsequent to year-end, under the same terms as the notes described above. This director repaid $2,146,096 of these notes on March 26, 1996.

         The Company loaned $700,000 in the form of a note receivable, bearing interest at 10% per annum, and due April 1996, to a company owned by a director of PEC and Dynaco. Subsequent to year-end, the Company loaned an additional $3,200,000 to this company.
                                      F-28





                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9)  RELATED PARTY TRANSACTIONS (CONTINUED)

         Two of the minority investors in CD Titles are related parties to officers of the Company and its subsidiaries. These minority investors loaned $300,000 to CD Titles in connection with its formation and the purchase of CDRP, Inc., and received 128,572 shares of common stock of the Company, in satisfaction of this loan, on October 30, 1995.

         During the year ended December 31, 1995, the Company granted to its officers and directors warrants to purchase 900,000 shares of the Company's common stock, at prices ranging from $2.00 - $2.125, and expiring five years from the date of grant. These warrants were issued at the fair market value on the date of grant. In addition, subsequent to year-end, the Company issued to these individuals, warrants to purchase 1,000,000 shares of the Company's common stock, at prices ranging from $6.750 to $7.690, and expiring five years from the date of grant.

         On February 22, 1996, the Company entered into an agreement with a former director of Star, whereby the Company issued this director warrants to purchase 50,000 shares of the Company's common stock at $7.00 per share. In addition, the Company also agreed to pay this director $50,000.

         The Company has various consulting agreements with directors and officers of the Company (see Note 11).

(10)  401(K) PROFIT SHARING PLAN

         On December 21, 1994, the Company established a 401(k) profit sharing plan (the "Plan"), effective January 1, 1995, which covers substantially all employees who have satisfied a six-month service requirement and have attained the age of 18. Employees may contribute up to 15% of their salary, as defined, subject to restrictions defined by the Internal Revenue Service. The Company is obligated to make a matching contribution, in the form of the Company's common stock, of 50% of all employee contributions effective January 1, 1995. The Company contributions vest over a three-year period.

         On March 25, 1996, the Company issued 45,885 shares of its common stock to the Plan in satisfaction of its $160,595 employer match of the 1995 employee contributions.

(11)  COMMITMENTS AND CONTINGENCIES

  (a) Operating Leases

         The Company has entered into various operating leases for its corporate office, research facilities and manufacturing operations. These leases have monthly rents ranging from approximately $1,600 to $27,500, adjusted annually for certain other costs such as inflation, taxes and utilities. The Company also leases certain automobiles under operating leases expiring through March 1996. The Company guarantees certain subsidiaries' operating leases.

Future minimum payments under all leases at December 31, 1995 are as follows:

           December 31,
           1996                                              $804,291
           1997                                               706,857
           1998                                               665,325
           1999                                               560,356
           2000                                               500,426
           Thereafter                                         691,000
                                                         -------------
                                                           $3,928,255
                                                         =============

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  (a) Operating Leases (continued)

         Rental expense related to all operating leases was approximately $468,000 and $695,000 for the nine months ended December 31, 1994, and year ended December 31, 1995, respectively.

  (b) Royalties

         The Company may be required to pay certain officers/stockholders of Star royalties of 5%, up to an aggregate, not to exceed $1,500,000, based on future product sales for a period of no longer than seven years from the acquisition date, July 1, 1993, if certain sales and gross profit levels of Star are achieved.

         The Company is required to pay a royalty of 5% of "net laser sales", as defined, under a royalty agreement. For the year ended December 31, 1995, approximately $167,000 was incurred under this agreement.

         The Company has also agreed to make contingent royalty payment to a former stockholder in the amount of 1.7% of net laser sales. For the nine months ended December 31, 1994, and the year ended December 31, 1995, no amounts were incurred under this agreement.

         The Company's Nexar subsidiary is required to pay a royalty payment on each unit sold, as defined, as consideration for a certain license agreement. The term of the agreement is for five years renewable for an additional five-year period at the option of Nexar. For the year ended December 31, 1995, no amounts were incurred under this agreement.

         In connection with the formation of Dynamem, the Company entered into a license agreement with the 20% minority shareholder of Dynamem to license a patent on a foldable electronic assembly module on an exclusive basis. The license agreement gives Dynamem the right to manufacture, sell and use the foldable electronic assembly module for a royalty, payable to the minority shareholder of Dynamem, equal to 2% of net sales proceeds, as defined in the license agreement. The license agreement expires upon expiration of the patent, and royalties are guaranteed by Dynaco. For the year ended December 31, 1995, no amounts were incurred under this agreement.

         On August 1, 1995, Nexar entered into a license agreement with Technovation Computer Lab Inc. ("Licensor"). The Licensor is controlled by two officers of Nexar. The license agreement gives Nexar the right to manufacture, sell and use a system designed by the Licensor which allows external replacement of CPU boards. In exchange for these rights, Nexar will pay a royalty on each unit sold, as defined. The term of the agreement is for five years, renewable for an additional five-year period at the option of Nexar. For the year ended December 31, 1995, no amounts were incurred under this agreement.

         Tissue has a license agreement that gives the Company the right to manufacture, sell and use certain technology in exchange for a royalty equal to 3% of net income, as defined in the license agreement. Royalty expense for the year ended December 31, 1995, was immaterial to the Company's operations.

  (c) Incentive Compensation Plans

         The Company has implemented incentive compensation plans for Dynaco and ICP effective for fiscal 1996. Under the Dynaco plan, all Dynaco employees meeting certain conditions are eligible for a bonus in the event that net profits before taxes in any quarter exceed 3% of sales for that quarter. Bonuses will be based on a percentage of base salary, and increase ratably with the excess of net profits before taxes over 3% of sales. Under the ICP plan, 25% of net profits in excess of 10% of sales will be allocated among eligible full-time ICP employees, based on base salary.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  (c) Incentive Compensation Plans (continued)

         In addition, certain commission and bonus agreements are in effect for various Dynaco, ICP, Dynamem and ICT salespersons based on sales, net profits before taxes and sales orders booked.

  (d) Consulting Agreements

         On January 1, 1994, the Company entered into consulting agreements with the Company's Treasurer and Chief Executive Officer ("CEO"), respectively, pursuant to which they provide certain financial management and consulting services for a monthly fee of $4,000 and $8,500 each, respectively, until December 31, 1995. The consulting agreement with the CEO was terminated on
January 1, 1995, and replaced with a two-year employment agreement. The consultant agreement with the Treasurer was terminated on June 1, 1995 and replaced with a two-year consulting agreement with a minimum monthly fee of $7,000. During the nine months ended December 31, 1994, and year ended December 31, 1995, the Company incurred an aggregate of $112,500 and $124,300, respectively, in consulting expenses relating to these agreements.

         The Company has a consulting agreement with a stockholder, which provides that the stockholder be paid an hourly rate for services provided. On October 1, 1994, this agreement with the stockholder was terminated and replaced with a two-year consulting agreement for a monthly fee of $2,000. During the nine months ended December 31, 1994, and year ended December 31, 1995, the Company incurred $13,187 and $24,000, respectively, under these agreements, of which $6,000 remained unpaid at December 31, 1995.

         On January 1, 1996, the Company entered into a consulting agreement with a business owned by a director of Dynaco and PEC, for certain business development and consulting services for a monthly fee of $10,000 until December 1997. During the year ended December 31, 1995, the Company incurred an aggregate of $60,000 in consulting expenses with this director.

         On February 1, 1995, the Company entered into a consulting agreement with an individual. Under the terms of this agreement, the Company is required to pay a monthly retainer of $10,000 plus up to $5,000 in expenses. In addition, this individual will receive 5% of certain revenues and a per unit fee for sales generated by Nexar in the Middle East, as defined.

         On August 1, 1995, the Company entered into a consulting agreement with an individual pursuant to which the individual provides certain business development and consulting services for a monthly fee of $10,000 until July 31, 1996. During the year ended December 31, 1995, the Company incurred an aggregate of $50,000 in consulting expenses relating to this agreement, of which $10,000 remained unpaid at December 31, 1995. In addition, the Company issued warrants to purchase 1,500,000 common shares of the Company's common stock at $2.25, the fair market value on the date of issuance. These warrants vest quarterly through July 31, 1996.

         On October 31, 1995, the Company entered into a consulting agreement with a business broker to assist the Company in merger and acquisitions. As part of the agreement, the Company is required to pay a $5,000 monthly retainer for a one-year period. The Company is also required to pay the broker a fee ranging from 1.25% to 5%, as defined, based on the total consideration paid by the Company for an acquisition. In no event will the fee be less than $50,000.

         On December 15, 1995, the Company entered into a three-year consulting agreement, pursuant to which the consultant is to provide business and financial consulting services for a fee of $180,000, which is prepaid in equal installments of $15,000 per month over the first 12 months of the agreement. Under the terms of this agreement, this consultant also received warrants to purchase 225,000 shares of the Company's common stock at $4.00 per share, the fair market value on the date of issuance.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  (d) Consulting Agreements (continued)

         On January 1, 1996, the Company entered into a consulting agreement with a strategic investment banking and financial services company. Under the terms of this agreement, the Company is required to pay $5,000 monthly. In addition, on February 7, 1996, the Company granted two individuals, who are employees at this company, 150,000 warrants to purchase shares of common stock at $7.69, the fair market value on the date of issuance. These stock options vest based on milestones defined in the agreement.

  (e) Escrowed Shares

         In connection with the Company's initial public offering in December 1992, certain officers/stockholders placed an aggregate of 500,000 shares of common stock in escrow. The shares were to be released from escrow 10 years from the date of the offering, or earlier upon the achievement of a minimum income per share or a minimum stock price, as defined. These shares have been considered outstanding for purposes of calculating net loss per share for the nine months ended December 31, 1994 and for the year ended December 31, 1995. Subsequent to year-end, the Company achieved the milestones, as defined and the shares were released from escrow.

  (f) Government Contracts

         The Company, like other companies doing business with the U.S. government, is subject to routine audit and, in certain circumstances, inquiry, review or investigation by U.S. government agencies for its compliance with government procurement policies and practices. Based on government procurement regulations, under certain circumstances, a contractor violating or not complying with procurement regulations can be subject to legal or administrative proceedings, including fines and penalties, as well as be suspension or debarrment from contracting with the government. The Company's policy has been, and continues to be, to conduct its activities in compliance with all applicable rules and regulations.

         Certain Star common stockholders have pro rata co-sale rights for any proposed sales by the Company of Star's common stock. After July 1, 1996, if the Company has 25% or more of the then outstanding Star equity, certain of Star's stockholders shall have the right to exchange their Star shares into the company's common stock at an exchange rate determined by the fair market value of the respective shares.

  (h)  Contingency

         Subsequent to year-end, the Company received notification of a complaint from an investment banking firm seeking damages of approximately $2,562,500 for the Company's failure to issue warrants to purchase 250,000 shares of the Company's common stock at $2.50 per share. Management believes that this suit is without merit, as no services were performed by this investment banking firm. The Company intends to contest this suit vigorously. Management believes this claim will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(i) Letter of Credit

         PEC has a $500,000 irrevocable letter of credit outstanding with a bank to secure payment to a vendor.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(12)  EMPLOYMENT AGREEMENTS

         Dynamem entered into an employment agreement on September 29, 1995, with its minority shareholder to serve as President and director of Dynamem for a period of five years. At the end of five years from the date of employment, the minority shareholder will have the option to sell 75% of his outstanding shares of Dynamem to PEC at a price equal to 10 times the average net income of Dynamem for the preceding 48-month period. A portion (35%) of the payment will be made in the Company's common stock, with the balance to be paid in cash. The minority shareholder also has the option to increase the percentage of the payment to be paid in common shares of the Company. Dynaco has also guaranteed the compensation due the President under this agreement. The Company is accounting for the option related to the restricted stock in the subsidiary in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FASB No. 28). Accordingly, compensation is measured annually based on the increase in value of the subsidiary. Total compensation has been insignificant to date. In the event of a public offering of Dynamem, the minority shareholder/officer has certain registration rights as defined in the employment agreement.

(13)  SUBSEQUENT EVENTS

   (a) Equity Transactions

         On February 1, 1996, the Company issued 365,533 shares of Common Stock and warrants to purchase 182,766 shares of Common Stock at $5.00 per share in a private placement for net proceeds of $1,530,776. Under the terms of the private placement agreement, the Company can only use the proceeds to finance the development and premarketing activities of certain products.

         Subsequent to year-end, all of the outstanding Series I and II Preferred shares (including accrued dividends of $110,689) were converted into 1,527,242 shares of the Company's common stock. In addition 5,000 shares of Series A and B Redeemable Convertible Preferred Stock (including accrued dividends of $125,625) were converted into 788,711 shares of the Company's common stock. The Company also redeemed the outstanding Series C Convertible Redeemable Preferred Stock and accrued dividends of $68,750 on March 20, 1996, for $3,194,375.

         On February 14, 1996, the Company completed the issuance of 6,000 shares of Series D Convertible Preferred Stock. The Company also issued warrants to purchase 800,000 shares of Common Stock at prices varying from $7.50 to $8.00 per share expiring in 2001. The Series D Convertible Preferred Stock is entitled to dividends at rates ranging from 4% to 8%, based on the length of time from the issue date. The Series D Convertible Preferred stockholders also has preference in liquidation. The Company has the option to redeem these shares at the redemption price defined in the agreement.

  (b) Investments

         The Company invested an additional $3,200,000 in the form of two notes receivable bearing interest at 10% per annum, and due through June 1996, in a company owned by a director of PEC and Dynaco.

         The Company has made an investment in common stock of a publicly-held company totaling $1,276,025. In addition, the Company has made several other investments in nonmarketable equity and debt securities of unrelated businesses totaling $2,322,500. In connection with two $1,000,000 investments made in nonmarketable equity securities of publicly traded companies, the Company has certain registration rights as defined in the Private Placement Memorandum.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Registrant's accountants during the Company's two most recent fiscal years, nor were there any disagreements on any matter of accounting principle or practice of financial statement disclosure which would be required to be reported on a Form 8-K.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, KEY EMPLOYEES AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



         Name                               Age      Positions and Offices With the Company
         ----                               ---      --------------------------------------
         Steven Georgiev*                    61      Chief Executive Officer and Chairman of the Board of
                                                     Palomar Medical Technologies, Inc.
         Dr. Michael H. Smotrich*            63      President, Chief Operating Officer and Secretary of Palomar
                                                     Medical Technologies, Inc.
         Joseph E. Levangie*                 50      Director of Palomar Medical Technologies, Inc.
         Joseph P. Caruso                    36      Vice President, Chief Financial Officer and Treasurer
                                                     of Palomar Medical Technologies, Inc.
         Maurice E. Needham Jr.              55      Chairman of the Board of Palomar Electronics Corporation
                                                     and Chief Executive Officer of Dynaco Acquisition Corporation
         Sanford R. Lane                     45      President and Chief Executive Officer of SPMT
                                                     Acquisition Corporation


         *    Each of those  persons may be deemed a parent  and/or  promoter of
              the   Company  as  these  terms  are  defined  in  the  Rules  and
              Regulations promulgated under the Securities Act of 1933, as amended.

         Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his successor is duly elected by the stockholders. Officers are elected by, and serve at the discretion of, the Board of Directors. No director receives any compensation for services as a director.

The background of each director, officer and key employee of the Company is as follows:

         STEVEN GEORGIEV. Mr. Georgiev has served as Chief Executive Officer of the Company since November 12, 1993, and became a full time employee of the Company on January 1, 1995. Mr. Georgiev was a consultant to Dymed from June 1991, until the September 1991, merger, at which time he became the Company's Chairman of the Board of Directors. Mr. Georgiev is a financial and business consultant to a variety of emerging, high growth companies. Mr. Georgiev has been a director of Excel Technology, Inc., a publicly held company located in Hauppauge, New York, since October 1992, and was a director of Cybernetics Products, Inc., a publicly held company, from August 1988, until January 1992. Mr. Georgiev was Chairman of the Board of Directors of Dynatrend, Inc., a publicly-traded consulting firm that he co-founded in 1972, until February 1989 (Dynatrend, Inc. was subsequently acquired by EG&G, Inc., a New York Stock Exchange company). Mr. Georgiev has a B.S. in Engineering Physics from Cornell University and an M.S. in Management from the Massachusetts Institute of Technology (Sloan Fellow).

         DR. MICHAEL H. SMOTRICH. Dr. Smotrich was a consultant to Dymed from May 1992, until its merger into the Company in September 1992, at which time he became the Company's executive Vice President, Chief Operating Officer, Secretary and a director. In August 1994, Dr. Smotrich became the Company's President. From July 1988, until May 1991, Dr. Smotrich was an independent consultant specializing in the development and manufacture of laser based medical products. Dr. Smotrich was Vice President of Operations at Candela Laser Corp. from June 1987, to June 1988, where he was responsible for medical laser production and product development. From July 1984, to June 1987, as

Corporate Vice President of Research and Development, Dr. Smotrich was responsible for the design and development of surgical laser products at Merrimack Laboratories, Inc., which was acquired by the LaserSonics division of Cooper Laboratories, Inc. From 1972 to 1984, Dr. Smotrich was Vice President in charge of the Electro-Optics Group at Avco Everett Research Laboratory, Inc., working in the laser technology field. Dr. Smotrich received a certificate from the Advanced Management Program at Harvard Graduate School of Business
Administration and has a B.S. in Physics from the Massachusetts Institute of Technology and an M.S. and Ph.D. in Physics from Columbia University.

         JOSEPH E. LEVANGIE. Mr. Levangie became Treasurer of the Company on November 12, 1993. Mr. Levangie was a consultant to Dymed from June 1991, until the September 1991, merger, at which time he became the Company's part-time Chief Financial Officer, a position he held until December 31, 1992. He is currently a part time consultant to the Company. Mr. Levangie is also Chief Executive Officer of JEL & Associates, a private financial consulting firm, which he founded in 1980. Currently, Mr. Levangie serves as a director for the following publicly held companies: Vision-Ten Inc., GreenMan Technologies, Inc. and Foilmark, Inc. Mr. Levangie has an S.B. in Chemical Engineering from the
Massachusetts Institute of Technology and an M.B.A. from the Harvard Graduate School of Business Administration.

         JOSEPH P. CARUSO. Mr. Caruso joined the Company in March 1992, as Controller in a part-time capacity and became a full-time employee on June 15, 1992. Effective January 1, 1993, Mr. Caruso became Vice President and Chief Financial Officer. From October 1989, to June 1992, Mr. Caruso was the Chief Financial Officer of Massachusetts Electrical Manufacturing Co., Inc., a privately held manufacturer of power distribution equipment. From September 1987, to October 1989, Mr. Caruso was a manager with Robert Half, an international consulting firm. From December 1982, to September 1987, Mr. Caruso was a manager with Pannell Kerr Forster, an international public accounting firm. Mr. Caruso became a Certified Public Accountant in 1984 and has a B.S. in accounting from Merrimack College.

KEY EMPLOYEES:

         SANFORD R. LANE. Mr. Lane founded Spectrum Medical Technologies, Inc. in August 1989, and served as President and Chairman until April 1995, when he became President and CEO of SPMT Acquisition Corp., the Company's wholly-owned subsidiary. From March 1987, to June 1989, Mr. Lane served as Vice President of Marketing at Candela Laser Corporation. From August 1977, to March 1987, Mr. Lane held various positions with Cavitron and Cooper Lasersonics, including Product Manager and Manager, Technical Services. Mr. Lane has a B.S. in Electrical Engineering from the DeVry Institute of Technology

         DR. JAMES Z. HOLTZ. Dr. Holtz joined Star as Director of Research and Development, Secretary and Chairman of the Board in April 1993, and in July 1993 Star became a majority-owned subsidiary of the Company. From August 1989, to March 1993, Dr. Holtz was a private consultant, in the laser and optics-related markets, preparing market studies, financial analysis and business plans for various companies. From 1987 to 1989, Dr. Holtz was the Deputy Associate Director for Advanced Lasers at the Lawrence Livermore National Laboratory. From 1978 to 1987, Dr. Holtz was the Deputy Program Leader for Isotope Separation at the Lawrence Livermore National Laboratory. Dr. Holtz has a B.A. in Physics from Stanford University and a Ph.D. in Physics from the University of California, Berkeley.

         DR. ROBERT E. GROVE. Dr. Grove joined Star as President and a director in April 1993, and in July 1993, Star became a majority owned subsidiary of the Company. From January 1990, to March 1993, Dr. Grove was a private consultant in the laser and optics-related markets preparing market studies, financial analyses and business plans for various companies. From January 1987, to January 1990, Dr. Grove was the President and Chairman of Dermacare, Inc., which specialized in cosmetic laser dermatologic procedures. From July 1984, to January 1987, Dr. Grove held various positions at Cooper Lasersonics, Inc., including Vice President of Business Development, President of Laser Products Division and Corporate Vice President. Dr. Grove has a B.S. in Engineering Physics from Cornell University, an M.S. in Experimental Physics and a Ph.D. in laser Applications from the Department of Aeronautics and Astronautics at the Massachusetts Institute of Technology.

         HENRY R. ALDAG. Mr. Aldag was a consultant to the Company from June 1987, to July 1988, and joined the Company in June 1992 as Director of Laser Development and was promoted to Vice President of Advanced Technology in April 1994. Mr. Aldag has over 30 years of experience with solid-state and dye lasers. From June 1989, to May 1992, Mr.

Aldag was Director of Dye Laser Programs at the AVCO Research Laboratory, Inc., a wholly-owned subsidiary of Textron, Inc. ("ARL/Textron"), a major defense systems contractor, and had management responsibility for U.S. Department of Defense contracts and as a liaison with the Army, Air Force and Navy. From January 1991, to May 1992, concurrently with his employment at ARL/Textron, Mr. Aldag was Vice President for Research and a director at Jersey Nuclear AVCO Isotope, Inc., a joint venture formed between ARL/Textron and Exxon, Inc., to conduct a laser isotope separation of uranium program. From September 1982, to May 1989, Mr. Aldag was Program Manager for dye lasers at ARL/Textron. From October 1981 to August 1982, Mr. Aldag was Vice President of Operations at Candela Corporation, a manufacturer of scientific and medical dye lasers. From January 1972, to October 1981, he was a senior staff scientist at ARL/Textron. At ARL, Mr. Aldag managed a number of programs under government contracts that extended the performance of dye lasers. He has also directed programs that demonstrated the feasibility of a dye laser incorporating a solid-state lasing medium. Mr. Aldag has published numerous scientific papers on dye lasers and holds a patent for high performance dye lasers. Mr. Aldag has a B.E.E. degree from the City College of New York and an M.S. in Physics from Adelphi University.

         MAURICE E. NEEDHAM, JR. Mr. Needham joined Dynaco Corp. as Chief Executive Officer and Chairman of the Board in April 1987, and served in these positions until February 1994, when he became Chief Executive Officer and Chairman of the Board of Dynaco Acquisition Corp., the Company's wholly-owned subsidiary. In July 1993, while serving as the Chief Executive Officer, Dynaco Corp. filed a petition for Reorganization under Chapter 11, of the U.S. Bankruptcy Code. From March 1980, to January 1987, Mr. Needham was President, Chief Operating Officer and in 1987 became Vice Chairman of the Board of Directors in 1987, of Hadco Corporation, one of the largest publicly held suppliers of printed circuit boards and technical support service. Mr. Needham attended Northeastern University from 1962 to 1966 concentrating in Industrial Engineering.

         ALBERT J. AGBAY. Mr. Agbay has served as the President and Chief Executive Officer of Nexar since its incorporation in March 1995, and a Director of the Company since September 1995. From August 1993, to July 1994, Mr. Agbay served as Chairman and Chief Executive Officer of Swan Technologies, Inc., a direct response supplier of personal computers. From January 1990, to August 1993, Mr. Agbay served as President and Chief Executive Officer of Leading Edge Products, Inc., a leading manufacturer of personal computers. Before joining Leading Edge, Mr. Agbay served from April 1988, to January 1990 as Northeast Region General Manager for Panasonic Communications and Systems Corporation, a manufacturer of consumer electronics, and from August 1985 to April 1989 as Northeast Region Manager and subsequently as Eastern Regional Manager of the Computer Products Division of Panasonic Industrial Company. Mr. Agbay received a B.A. from Assumption College.

         LYLE E. JENSEN. Mr. Jensen joined Dynaco Corp. as President and Chief Operating Officer in February 1988, and served in these positions until he became President and Chief Operating Officer of Dynaco Acquisition Corp., the Company's wholly-owned subsidiary, in February 1994. From April 1984, to February 1988, Mr. Jensen held various positions including General Manager with Interconics, Inc., a subcontractor of electronic packaging and production services to the computer, telecommunications and medical markets. Mr. Jensen was also employed by Rockwell International from 1973 to 1984, in senior management and accounting positions with operations groups. Mr. Jensen has a B.S. in Business/Accounting from Simpson College.

         PAUL A. MARCOTTE. Mr. Marcotte joined Dynaco Acquisition Corp. as Vice President of Business Development in March 1995. Mr. Marcotte has served as Vice President and Secretary of Dynamem, a majority-owned subsidiary of Dynaco, since its incorporation in September 1995. From June 1992, to March 1995, Mr. Marcotte was the Director of Engineering at Vicor Corporation. From April 1989, to June 1992, Mr. Marcotte was Director of Commercial Business for Teledyne Electro-Mechanisms. From April 1981, to April 1989, Mr. Marcotte was the Director of Engineering at Control Data Corporation. Mr. Marcotte holds several product patents, including the packaging of the first miniature, portable, digital multi-meter and for the packaging design concepts of tomography and ultrasound products for Seimans, Toshiba and G.E. Mr. Marcotte has a B.S. from the University of New Hampshire.

         The Company has established an Executive Committee consisting of Mr. Georgiev and Dr. Smotrich; an Audit Committee consisting of Mr. Levangie; and a Compensation Committee consisting of Messrs. Georgiev and Levangie. The Executive Committee is authorized to take any action upon which the Board of Directors is authorized to act, except as reserved by law or the Company's Bylaws.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock ("10% Stockholders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership of the Company's Common Stock and other equity securities on Form 3 and reports of changes in such ownership on Form 4 and Form 5. Officers, directors and 10% Stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year, and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with, except as follows:

         Mr. Georgiev sold shares of the Company's common stock in April 1995 and was granted warrants underlying shares of the Company's common stock in July 1995 and August 1995 and failed to make timely filings on Form 4. Mr. Georgiev subsequently filed a Form 4 in January 1996 with the Securities and Exchange Commission reporting both the sale and the grants.

         Dr. Smotrich was granted options to purchase shares of the Company's common stock in July 1995 and warrants underlying shares of the Company's common stock in August 1995 and failed to make timely filings on Form 4. Dr. Smotrich subsequently filed a Form 4 in January 1996 with the Securities and Exchange Commission reporting the grants of such options and warrants.

         Mr. Levangie was granted warrants underlying shares of the Company's common stock in July 1995 and August 1995 and failed to make timely filings on Form 4. Mr. Levangie subsequently filed a Form 4 in January 1996 with the Securities and Exchange Commission reporting the grants of such warrants.

         Mr. Caruso exercised options to purchase shares of the Company's common stock and simultaneously sold such shares of common stock in May, June and July 1995. He also was granted options to purchase shares of the Company's common stock in July 1995 and was granted warrants underlying shares of the Company's common stock in August 1995. He failed to make timely filings on Form 4 for the above transactions. Mr. Caruso subsequently filed a Form 4 in January 1996 with the Securities and Exchange Commission reporting such transactions.









                      [This space intentionally left blank]

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company to each executive officer of the Company who earned $100,000 or more for the year ended December 31, 1995:

                           SUMMARY COMPENSATION TABLE


 ..................................................................................................................................
                                                                                        Long Term Compensation
                                                                                 .....................................
                                                    Annual Compensation                   Awards            Payouts
 ..................................................................................................................................
(a)                                 (b)         (c)          (d)         (e)         (f)         (g)          (h)         (i)
                                                                        Other
                                                                       Annual    Restricted                            Deferred
                                                                      Compen--      Stock                    LTIP      Compen--
Name and                                                               sation     Award(s)     Options/     Payouts     sation
Principal Position                  Year     Salary ($)   Bonus ($)      ($)         ($)       SARs(#)        ($)         ($)
 ..................................................................................................................................

Steven Georgiev                   12/31/95  $161,800     $  50,000   $     770   $    --          450,000 $    --     $    --
     Chief Executive Officer      12/31/94  $    --      $    --     $  80,000   $ 237,500        --      $    --     $    --
                                  3/31/94   $    --      $    --     $  70,500   $    --          --      $    --     $    --

Dr. Michael H. Smotrich           12/31/95  $149,400     $  50,000   $   1,750   $    --          250,000 $    --     $    --
     President, Chief             12/31/94  $  92,000    $  20,000   $    --     $ 415,625        170,000 $    --     $    --
     Operating Officer,           3/31/94   $110,000     $    --     $    --     $    --          --      $    --     $    --
     Secretary

Joseph P. Caruso                  12/31/95  $109,600     $  75,000   $    1,220  $    --          250,000 $    --     $    --
     Vice President and Chief     12/31/94  $  70,400    $  20,000   $    --     $ 154,375        170,000 $    --     $    --
     Financial Officer            3/31/94   $  96,300    $    --     $    --     $    --           30,000 $    --     $    --

Maurice E. Needham Jr.            12/31/95  $155,000     $    --     $    2,000  $    --          --      $    --     $    --
     Chairman of the Board        12/31/94  $119,200     $    --     $    9,000  $    --          100,000 $    --     $    --
     of Palomar Electronics       3/31/94   $  17,900    $    --     $   12,000  $    --          --      $    --     $    --
     Corp. and CEO of Dynaco
     Acquisition Corporation

Sanford R. Lane                   12/31/95  $101,250     $  25,300   $    9,100  $    --          --      $    --     $    --
     President and CEO            12/31/94  $    --      $    --     $    --     $    --          --      $    --     $    --
     Spectrum Acquisition         3/31/94   $    --      $    --     $    --     $    --          --      $    --     $    --
     Corporation






                      [This space intentionally left blank]

         The following table sets forth the options / SAR grants by the Company to each executive officer of the Company who earned $100,000 or more for the year ended December 31, 1995:


                                                     OPTION / SAR GRANTS
              ---------------------------------------------------------------------------------------------------
                                                Number of          Percent of
                                                Securities       Total Options/
                                                Underlying        SARS Granted     Exercise or
              Name and                         Options/SARs       to Employees      Base Price     Expiration
              Principal Position               Granted (#)       in Fiscal Year       ($/Sh)          Date
                           (a)                     (b)                (c)              (d)             (e)
              ---------------------------------------------------------------------------------------------------
              Steven Georgiev
                   Chief Executive Officer         450,000 (1)              36.1%   $2.00-$2.125  7/4/00-8/18/00

              Dr. Michael H. Smotrich
                   President, Chief                250,000 (2)              20.1%   $2.00-$2.125  7/4/00-8/18/00
                   Operating Officer,
                   Secretary

              Joseph P. Caruso
                   Vice President and Chief        250,000 (3)              20.1%   $2.00-$2.125  7/4/00-8/18/00

              Maurice E. Needham Jr.
                   Chairman of the Board
                   of Palomar Electronics
                   Corp. and CEO of Dynaco
                   Corporation                      --                 --               --             --

              Sanford R. Lane
                   President and CEO
                   Spectrum Medical
                   Technologies, Inc.
                   Financial Officer                --                 --               --             --

              ---------------------------------------------------------------------------------------------------










                      [This space intentionally left blank]

        AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION / SAR VALUES

              ----------------------------------------------------------------------------------------------------------------
                                                                                       Number of
                                                                                      Securities              Value of
                                                                                      Underlying            Unexercised
                                                                                      Unexercised           in-the-Money
                                                   Shares                            Options/SARs           Options/SARs
                                                  Acquired           Value           at FY-End (#)         at FY-End ($)
              Name and                          on Exercise        Realized          Exercisable/           Exercisable/
              Principal Position                    (#)               ($)            Unexercisable         Unexercisable
                            (a)                     (b)               (c)                 (d)                   (e)
              ----------------------------------------------------------------------------------------------------------------
              Steven Georgiev
                   Chief Executive Officer           --               --               517,000/-0- (1)        $2,900,370/$-0-

              Dr. Michael H. Smotrich
                   President, Chief                  --               --            345,000/75,000 (2)    $1,935,450/$420,750
                   Operating Officer,
                   Secretary

              Joseph P. Caruso
                   Vice President and Chief             75,000           $90,378    275,000/75,000 (3)    $1,542,750/$420,750
                   Financial Officer

              Maurice E. Needham Jr.
                   Chairman of the Board
                   of Palomar Electronics
                   Corp. and CEO of Dynaco
                   Corporation                       --               --                  --                     --

              Sanford R. Lane
                   President and CEO
                   Spectrum Medical
                   Technologies, Inc.
                   Financial Officer                 --               --                  --                     --

              ----------------------------------------------------------------------------------------------------------------

         (1) Mr. Georgiev was granted 350,000 shares issuable upon exercise of five-year warrants granted in July 1995, at an exercise price of $2.00 per share and 100,000 shares issuable upon exercise of five-year warrants granted in August 1995, at an exercise price of $2.125 per share.

         (2) On July 5, 1995, the Company granted to Dr. Smotrich incentive stock options expiring July 5, 2000, to purchase 150,000 shares of Common Stock at an exercise price of $2.00 per share, pursuant to its 1995 Stock Option Plan. Options to purchase 75,000 shares vested immediately and options to purchase 75,000 shares vest on July 5, 1996, if Dr. Smotrich is still employed by the Company on that date. In addition, Dr. Smotrich was granted 100,000 shares issuable upon exercise of five-year warrants granted in August 1995, at an exercise price of $2.125 per share.

         (3) On July 5, 1995, the Company granted to Mr. Caruso incentive stock options expiring July 5, 2000, to purchase 150,000 shares of Common Stock at an exercise price of $2.00 per share, pursuant to its 1995 Stock Option Plan. Options to purchase 75,000 shares vested immediately and options to purchase 75,000 shares vest on July 5, 1996, if Mr. Caruso is still employed by the Company. In addition, Mr. Caruso was granted 100,000 shares issuable upon exercise of five-year warrants granted in August 1995, at an exercise price of $2.125 per share.

EMPLOYMENT AGREEMENTS

         On April 1, 1994, the Company entered into two-year key employee agreements with Dr. Smotrich, Messrs. Aldag, Maciejewski and Caruso. Pursuant to these agreements, Dr. Smotrich serves as Executive Vice President, Mr. Aldag served as Vice President of Advanced Technology, Mr. Maciejewski served as Vice President of Marketing and Business Development and Mr. Caruso served as Vice President of Finance and Chief Financial Officer, at base salaries of $121,000, $110,000, $100,000 and $92,000, per annum, respectively. Effective January 1, 1995, the Company entered into new two-year key employment agreements with Mr. Georgiev, Dr. Smotrich, Messrs. Aldag and Caruso. Pursuant to these agreements, Mr. Georgiev serves as Chief Executive Officer, Dr. Smotrich serves as President and Chief Operating Officer, Mr. Aldag serves as Vice President of Advanced Technology and Mr. Caruso serves as Vice President of Finance and Chief Financial Officer, at base salaries of $165,000, $150,000, $125,000 and $110,000 per annum, respectively. Effective February 9, 1994, the Company entered into a two-year key employment agreement with Mr. Needham. Pursuant to this agreement Mr. Needham serves as Chief Executive Officer of Dynaco Corporation, at a base salary of $155,000 per annum. Effective April 5, 1995, the Company entered into a five-year key employment agreement with Mr. Lane. Pursuant to this agreement Mr. Lane serves as President and CEO of Spectrum Acquisition Corporation at a base salary of $135,000 per annum. The agreements provide for bonuses as determined by the Board of Directors or Executive Committee, and employee benefits, including vacation, sick pay and insurance, in accordance with the Company's policies. Upon termination of employment without cause, the agreements provide for lump sum severance payments equal to six to twelve months of base salary, or, if the termination is the result of a change of control of the Company, the lesser of six to twelve months of base salary or the remaining payments due under the Agreement.

CONSULTANT AGREEMENTS

         Effective January 1, 1994, the Company entered into Consultant Agreements with Messrs. Levangie and Georgiev, respectively, pursuant to which they provided certain financial management and consulting services for monthly fees of $4,000 and $8,500, respectively, until December 31, 1995. Effective January 1, 1995, Mr. Georgiev became a full-time employee of the Company and entered into the two-year key employee agreement discussed above. Effective June 1, 1995, the Company entered into a new Consultant Agreement with Mr. Levangie, pursuant to which Mr. Levangie provides certain financial management and consulting services for a monthly fee of $7,000.

         On July 5, 1995, Messrs. Georgiev and Levangie were granted five-year warrants to purchase 350,000 and 150,000 shares of the Company's common stock, respectively, at an exercise price of $2.00 per share.

         On August 18, 1995, Messrs. Georgiev, Levangie, Smotrich and Caruso were granted five-year warrants to purchase 100,000 shares each of the Company's common stock, at an exercise price of $2.125 per share.

STOCK OPTION PLAN

         The Company's 1991 Stock Option Plan (the "1991 Plan") was adopted by the Board of Directors and approved by the Company's sole stockholder on August 30, 1991. The Company's 1993 Stock Option Plan (the "1993 Plan") was adopted by the Board of Directors on April 23, 1993, and approved by a majority of the shareholders in a vote by security holders on January 1, 1994. The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors on August 3, 1994, and approved by a majority of the shareholders in a vote by security holders on November 15, 1995. The 1991, 1993 and 1995 Plans are collectively referred to herein as the "Plans."

         Options granted under the Plans may be either (i) options intended to qualify as "incentive stock options" under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), or (ii) non-qualified stock options. Incentive stock options may be granted under the Plans to employees, including officers and directors who are employees. Non-qualified options may be granted to non-employee directors and consultants of the company.

         The Plans are administered by the Compensation Committee of the Board of Directors, which has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise, and the time, manner and form of payment upon exercise of an option.

         Incentive stock options granted under the Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). Non-qualified stock options may be granted at an exercise price established by the Board of Directors or Compensation Committee, as the case may be, which may be less than, equal to or greater than the fair market value of the Common Stock on the date of grant. Incentive stock options granted under the Plans must expire not more than ten years from the date of grant, and not more than five years from the date of grant in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company.

         Options granted under the Plans are exercisable during the optionholder's lifetime only by the optionholder and are not transferable except by the laws of descent and distribution or pursuant to qualified domestic relations orders, except that nonqualified stock options may be transferred by an optionee who is not subject to Section 16(b) of the Securities Exchange Act of 1934 (i) to an optionee's spouse, parents, siblings or lineal descendants, or
(ii) to a trust for the benefit of the optionee or any of the optionee's spouse, parents, siblings, or lineal descendants, or (iii) to any corporation or partnership controlled by the optionee.

         On September 1, 1992, the company granted incentive stock options to purchase 75,000 shares of common stock to an employee and non-qualified options to purchase an aggregate of 50,000 shares of common stock to two consultants under the 1991 Plan. These options are exercisable at $1.00 per share and expire on August 31, 1997. On June 15, 1993, the Company granted incentive stock options to purchase an aggregate of 91,000 shares of Common Stock to seven employees and non-qualified options to purchase an aggregate of 1,000 shares of Common Stock to one consultant under the 1991 Plan.
These options are exercisable at $3.50 per share and expire on June 14, 1998.

         On July 3, 1993, the Company granted non-qualified options to purchase an aggregate of 100,000 shares of Common Stock to two consultants under the 1993 Plan. These options are exercisable at $1.78 and expire on July 2, 1998. These options were granted in conjunction with the acquisition of Star.

         On April 7, 1994, the Company granted incentive stock options to purchase an aggregate of 107,500 shares of Common Stock to six employees and incentive stock options to purchase 17,500 shares of Common Stock to the Company's Vice President of Advanced Technology under the 1991 Plan. These options are exercisable at $2.375 per share and expire on March 31, 1999. On April 7, 1994, the Company granted incentive stock options to purchase 70,000 shares of Common Stock to the Company's Chief Financial Officer and 70,000 shares of Common Stock to the Company's Chief Operating Officer under the 1993 Plan. These options are exercisable at $2.375 and expire on March 31, 1999.

         On October 7, 1994, the Company granted incentive stock options to purchase an aggregate of 9,000 shares of Common Stock to three employees under the 1991 Plan. These options are exercisable at $2.375 per share and expire on October 6, 1999. On October 7, 1994, the Company granted incentive stock options to purchase an aggregate of 230,000 shares of Common Stock to eight employees under the 1993 Plan. These options are exercisable at $2.375 per share and expire on October 6, 1999. On October 7, 1994, the Company granted incentive stock options to purchase 30,000 shares of Common Stock to the Company's Vice President of Advanced Technology under the 1993 Plan. These options are exercisable at $2.375 per share and expire on October 6, 1999. On October 7, 1994, the Company granted incentive stock options to purchase 100,000 shares of Common Stock to the Company's Chief Financial Officer and 100,000 shares of Common Stock to the Company's Chief Operating Officer under the 1995 Plan. These options are exercisable at $2.375 and expire on October 6, 1999.

         On July 5, 1995, the Company granted incentive stock options to purchase an aggregate of 88,500 shares of Common Stock to five employees under the 1995 Plan. These options are exercisable at $2.00 per share and expire on July 5, 2000. On July 5, 1995, the Company granted incentive stock options to purchase 150,000 shares of Common Stock to the Company's Chief Financial Officer and 150,000 shares of Common Stock to the Company's Chief Operating Officer under the 1995 Plan. These options are exercisable at $2.00 per share and expire on July 5, 2000.

         On August 7, 1995, the Company granted incentive stock options to purchase an aggregate of 50,000 shares of Common Stock to one employee under the 1995 Plan. These options are exercisable at $2.125 per share and expire on August 7, 2000.

         On August 18, 1995, the Company granted incentive stock options to purchase an aggregate of 80,000 shares of Common Stock to eleven employees under the 1995 Plan. These options are exercisable at $2.125 per share and expire on August 17, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of March 9, 1995, the number of shares of the Company's Common Stock owned by each director, by all directors and officers as a group, and by any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment powers with respect to the shares indicated.


                                                                                                             Percentage
                                                                              Number of Shares                of Class
    Name and Address of Beneficial Owner                                     Beneficially Owned             (1)(2)(3)(4)
    --------------------------------------------------------------          ----------------------          -------------

    Michael H. Smotrich (6)                                                       1,223,590                        5.58%
    66 Cherry Hill Drive
    Beverly, MA  01915

    Steven Georgiev (5)                                                            931,654                         4.20%
    66 Cherry Hill Drive
    Beverly, MA  01915

    Joseph P. Caruso (7)                                                           666,826                         3.04%
    66 Cherry Hill Drive
    Beverly, MA  01915

    Joseph E. Levangie (8)                                                         632,485                         2.90%
    66 Cherry Hill Drive
    Beverly, MA 01915

    Maurice E. Needham, Jr. (9)                                                    150,000                           .7%
    66 Cherry Hill Drive
    Beverly, MA 01915

    Sanford R. Lane                                                                170,158                           .8%
    66 Cherry Hill Drive
    Beverly, MA 01915

    All Directors and Executive Officers as a Group
    (six persons)(10)(11)                                                         3,774,713                       15.73%


(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Does not include 149,500 shares reserved for issuance pursuant to the Company's 1991 Stock Option Plan, 337,500 shares reserved for issuance under the Company's 1993 Stock Option Plan, or 868,500 shares reserved for issuance under the Company's 1995 Stock Option Plan except as noted in notes 6 and 7.

(3) Does not give effect to an aggregate of up to 3,776,061 shares issuable upon exercise of (i) the Representative's Warrant issued in connection with the Company's initial public offering, including the Warrants included in the Units issuable upon exercise of the Representative's Warrant; (ii) warrants issued or to be issued to certain lenders; and (iii) warrants issued to certain investors, consultants, principal stockholders, and employees, except as provided in notes 5, and 8.

(4) Does not give effect to an aggregate of up to 1,189,753 shares issuable upon
(i) conversion of certain convertible debentures and (ii) exercise of the Baxter Warrants.

(5) Includes 67,000 shares issuable upon exercise of five-year warrants granted in March 1992, at an exercise price of $.60 per share, 350,000 shares issuable upon exercise of five-year warrants granted in July 1995, at an exercise price of $2.00 per share, 100,000 shares issuable upon exercise of five-year warrants granted in August 1995, at an exercise price of $2.125 per share, and 300,000 shares issuable upon exercise of five-year warrants granted in February 1996, at an exercise price of $6.75 per share.

(6) Includes options to purchase 70,000 shares of Common Stock issuable upon exercise of five-year options expiring April 6, 1999, at an exercise price of $2.375 per share, 100,000 shares of Common Stock issuable upon exercise of five-year options expiring October 6, 1999, at an exercise price of $2.375, 150,000 shares of Common Stock issuable upon exercise of five-year options expiring July 4, 2000, at an exercise price of $2.375, 100,000 shares issuable upon exercise of five-year warrants granted in August 1995, at an exercise price of $2.125 per share, 250,000 shares issuable upon exercise of five-year warrants granted in February 1996, at an exercise price of $6.75 per share and 24,000 shares held by family members.

(7) Includes 30,000 shares of Common Stock issuable upon the exercise for five-year options expiring June 14, 1998, at an exercise price of $3.50 per share, 70,000 shares of Common Stock issuable upon exercise of five-year options expiring April 6, 1999, at an exercise price of $2.375 per share, 100,000 shares of Common Stock issuable upon exercise of five-year options expiring October 6, 1999, at an exercise price of $2.375 per share, 150,000 shares of Common Stock issuable upon exercise of five-year options expiring July 4, 2000, at an exercise price of $2.00 per share, 100,000 shares issuable upon exercise of five-year warrants granted in August 1995, at an exercise price of $2.125 per share, and 150,000 shares issuable upon exercise of five-year warrants granted in February 1996, at an exercise price of $6.75 per share.

(8) Includes 60,000 shares issuable upon exercise of five-year warrants granted in March 1992, at an exercise price of $.60 per share, 150,000 shares issuable upon exercise of five-year warrants granted in July 1995, at an exercise price of $2.00 per share, 100,000 shares issuable upon exercise of five-year warrants granted in August 1995, at an exercise price of $2.125 per share, and 150,000 shares issuable upon exercise of five-year warrants granted in February 1996, at an exercise price of $6.75 per share.

(9) Includes 50,000 shares issuable upon exercise of five-year warrants granted in February 1996, at an exercise price of $6.75 per share and 100,000 shares of Common Stock issuable upon exercise of five-year options expiring October 6, 1999, at an exercise price of $2.375 per share.

(10) For purposes of this calculation, total issued and outstanding shares include an aggregate of 1,877,000 shares issuable upon exercise of the warrants described in footnotes 5, 6, 7 and 8 above.

(11) For purposes of this calculation, total issued and outstanding shares includes an aggregate of 670,000 shares issuable upon exercise of options described in footnotes 6 and 7 above.

Certain of the Company's current stockholders have agreed to place an aggregate of 500,000 shares of currently outstanding Common Stock in escrow for a term commencing on December 18,1992, and ending ten years from that date, pursuant to a Stock Escrow Agreement by and among these stockholders, the Company and American Stock Transfer & Trust Company, as escrow agent. The Stock Escrow Agreement provides that, if the Company has pre-tax net income of at least $.20 per share for any fiscal year up to and including the fiscal year ending March 31, 1995, 333,333 shares of Common Stock shall be released from escrow and returned to the stockholders, pro rata, in proportion to their contributions of shares to the escrow; if the Company has pre-tax net income of at least $.35 per share for any fiscal year up to and including the fiscal year ending March 31, 1996, the remaining 166,667 shares in escrow shall be released from escrow. If the Company has pre-tax net income of $.50 per share for any fiscal year completed during the term of the Stock Escrow Agreement, then any remaining shares shall be released from escrow. Alternatively, if during the term of the Stock Escrow Agreement,
(i) the closing bid price of the Common Stock, as reported on NASDAQ, averages in excess of $9.00 for 30 consecutive trading days, or (ii) the stockholders of the Company receive as a result of a sale of all or substantially all of the Company's assets or outstanding shares of Common Stock considerations (in cash and/or securities) exceeding $9.00 per share, then all of the shares then remaining in escrow shall be released. Any shares remaining in escrow as of the termination of the Stock Escrow Agreement shall be returned to the stockholders. While these shares are held in escrow, they may be voted by the respective owners thereof, who are also entitled to receive cash dividends, if any, relating to such shares. During such period, no stockholder may sell, assign, transfer or otherwise dispose of his shares in escrow, except that such a transaction may be made with any affiliate of the Company, provided that the transferee agrees to be bound by the terms of the Stock Escrow Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective January 1, 1994, the Company entered into Consultant Agreements with Messrs. Levangie and Georgiev, respectively, pursuant to which they provided certain financial management and consulting services for a monthly fee of $4,000 and $8,500 each until December 31, 1995, respectively. Effective January 1, 1995, the Company terminated the consultant agreements and entered into a new Consultant Agreement with Mr. Levangie, pursuant to which Mr. Levangie provides certain financial management and consulting services on a monthly fee of $5,000 and Mr. Georgiev became a full-time employee of the Company and entered into a two-year employment agreement discussed below. Effective June 1, 1995, the Company increased the monthly consulting fee to Mr. Levangie to $7,000 per month

         Effective April 1, 1994, the Company entered into employment agreements with Dr. Smotrich and Mr. Caruso. Pursuant to these agreements, Dr. Smotrich serves as Executive Vice President, Chief Operating Officer and Secretary, and Mr. Caruso serves as Vice President of Finance and Chief Financial Officer, at base salaries of $121,000 and $92,000 per annum, respectively. Effective January 1, 1995, the Company entered into two-year employment agreements with Dr. Smotrich, and Messrs. Georgiev and Caruso. Pursuant to these agreements, Dr. Smotrich serves as President, Chief Operating Officer and Secretary, Mr.
Georgiev serves as Chief Executive Officer and Mr. Caruso serves as Vice President of Finance and Chief Financial Officer, at an annual base salaries of $150,000, $165,000, and $110,000, respectively. The agreements provide for bonuses as determined by the Board of Directors or Executive Committee, and employee benefits, including vacation, sick pay and insurance, in accordance with the Company's policies. Upon termination of employment without cause, the agreements provide for lump sum severance payments equal to six months of base salary.

         On December 19, 1994, the Board of Directors of the Company approved the issuance of 60,000 shares of the Company's common stock to Excel Technology, Inc. ("Excel"), located in Hauppauge, New York, in exchange for the right of first refusal to develop and provide to Excel diode pumped laser systems. Mr. Georgiev is a director of Excel.

         From April 1994, to March 1996, the Company had advanced net amounts totaling $381,935 to Steven Georgiev, the Company's Chief Executive Officer. These advances are evidenced by demand promissory notes which bear interest at 7% and are collateralized by stock in the Company at a 75% loan to value ratio.

         From April 1994, to March 1996, the Company had advanced net amounts totaling $251,263 to Michael H. Smotrich, the Company's President and Chief Operating Officer. These advances are evidenced by demand promissory notes which bear interest at 7% and are collateralized by stock in the Company at a 75% loan to value ratio.

         From April 1994, to March 1996, the Company had advanced net amounts totaling $400,000 to Maurice E. Needham, Jr., Chairman of the Board of Palomar Electronics Corporation and Chief Executive Officer of Dynaco. These advances are evidenced by demand promissory notes which bear interest at 7% and are collateralized by stock in the Company at a 75% loan to value ratio.

         At December 31, 1995, the Company had notes receivable for $3,150,000 from an affiliate of an officer/director of the Company, evidenced by a $3,000,000 promissory note and a $150,000 promissory note, both with interest at the rate of 10% per annum. On March 29, 1996, the Company assigned a portion of its notes receivable at a face value of $1,500,000 to a non affiliated individual for $1,500,000. The Company has a call option on the note at any time during the next 180 days while the individual has a put option back to the Company at any time after 90 days at face value. The notes are required to be prepaid by October 1, 1996, with principal and interest, under the provisions of the note. As part of the notes receivable, the Company also received a warrant to purchase 250,000 shares of the affiliate at $1.50 per share. The Company also owns a total of 150,000 shares of this affiliate. The
$150,000 note is due December 31, 1996, with 10% interest per annum. The Company's notes are subordinate to a senior creditor of the company. The Company has a pledge agreement against this note with the officer/director and several stockholders, as defined.

         The Company has a $700,000 note receivable from a company owned by a director of PEC. Subsequent to year end the Company advanced a net amount of $200,000.

         Two of the minority investors in CD Titles, as discussed in Note 1, are related parties to officers of the Company and its subsidiaries.

         The Company has various consulting agreements with directors and officers of the Company (see Note 11 to the Consolidated Financial Statements).

         The Company believes the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As a matter of policy, in order to reduce the risks of self-dealing or a breach of the duty of loyalty to the Company, all future transactions between the Company and any of its officers, directors or principal stockholders must be for bona fide purposes and will be subject to approval by a majority of the disinterested members of the Board of Directors of the Company.















                      [This space intentionally left blank]

(13) EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company as noted below (the number before each Exhibits indicates the number of the Exhibit as it was filed in the document referenced below):

Exhibit
  No.                                               Description
  ---                                               -----------

23                                  Consent of Arthur Andersen LLP.

  (b)  Exhibits.

         The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company as noted below.




Exhibit
  No.                                                    Title
  ---                                                    -----

*****2a           Stock Purchase Agreement, dated July 1, 1993, by and among Palomar Medical Technologies, Inc. and Star
                  Medical Technologies, Inc.

+++2b             Agreement, dated December 30, 1993, by and among Palomar Medical Technologies, Inc., Dynaco Corporation and Dynaco West Corporation.

+++2c             First Amendment to Purchase and Sale  Agreement,  by and among
                  Palomar Medical  Technologies,  Inc.,  Dynaco  Corporation and
                  Dynaco West Corporation, dated January 24, 1994.

- -2d               Purchase and Sale Agreement dated March 14, 1995, by and among Palomar Medical Technologies, Inc. and
                  SPMT Acquisition Corp. on the one hand and Spectrum Medical Technologies, Inc., Sanford R. Lane and CSF
                  Investments Ltd. on the other.

- --2e              Purchase and Sale Agreement dated June 5, 1995, by and among Dynaco Acquisition Corporation and
                  Inter-Connecting Products, Inc.

- ---3a             Certificate of Incorporation, as amended.

*3b               Bylaws, as amended.

*****4a           Rights Agreement, dated July 1, 1993, by and among Palomar Medical Technologies, Inc. Star Medical
                  Technologies, Inc., James Z. Holtz, Ph.D. and Robert E. Grove, Ph.D.

+4b               Series A Warrant to purchase Common Stock issued to Baxter Healthcare Corporation.

+4c               Series B Warrant to purchase Common Stock issued to Baxter Healthcare Corporation.

>4(d)             Certificate of Designation as filed on October 13, 1995.

                                      -42-





>4(e)             Certificate of Designation as filed on November 9, 1995.

>>4(f)            Certificate of Designation as filed on December 12, 1995.

+++4v(a)          Revolving Credit and Term Loan Agreement, dated as of February 9, 1994.

+++4v(b)          Security Agreement, dated as of February 9, 1994.

+++4v(c)          Guaranty Agreement, dated as of February 9, 1994.

+++4v(d)          Affiliate Subordination Agreement, dated as of February 9, 1994.

+++4v(e)          Promissory Note of Dynaco Acquisition Corp., in the face amount of $600,000, dated February 9, 1994.

+++4v(f)          Guaranty of the Company dated February 9, 1994, of obligations of Dynaco Acquisition Corp. in the amount of $600,000.

+++4v(g)          Loan Specific Guaranty, dated February 9, 1994.

- ---4v(h)          Loan Agreement dated May 26, 1995, with Dynaco Acquisition Corporation and Fidelity Funding Financial
                  Group.

+10e              Cross License and Development Agreement dated as of September 19, 1993, by and between Palomar Medical
                  Technologies, Inc. and Baxter Healthcare Corporation Edwards L.I.S. Division.

+10f              Promissory Note in the principal amount of $244,782.00, dated September 10, 1993.

*10f(1)           Agreement by and between the Company and Baxter Healthcare Corporation, dated as of August 13, 1991.

*10f(2)           Purchase orders from Baxter Healthcare Corporation.

*10g              Patent License Agreement by and between the Company and Patlex Corporation, effective as of January 1,
                  1992.

++10h             Confidential Financing Summary dated January 26, 1994, as Supplemented.

++++10h(2)        Supplement Nos. 3 through 5 to the Confidential Financing Summary dated January 26, 1994.

++10i             Form of Distribution Agreement utilized in Regulation S Financing.

**10I             1991 Stock Option Plan, as amended.

**10m             Form of Incentive Stock Option Grant Letter.

**10n             Form of Non-Qualified Stock Option Grant Letter.

****10q           Lease for premises at 66 Cherry Hill Drive, Beverly, Massachusetts, dated May 25, 1993.

#10r              1993 Stock Option Plan.

#10s              Extension of Baxter Promissory Note, dated January 4, 1994.


                                      -43-





##10w             Employment Contract between the Company and Alan Shearin dated January 18, 1994.

####10x           Key Employment Agreement between the Company and Henry R. Aldag dated January 1, 1995.

####10y           1995 Stock Option Plan.

- ---10(z)          Professional Consulting Agreement dated as of March 29, 1993, Amendment dated as of March 22, 1995, and
                  Amendment dated as of July 5, 1995 between the Company and Francis R. Shottes.

- ---10(aa)         Professional Consulting Agreement dated as of June 1, 1995, Amendment dated as of July 5, 1995, and
                  Amendment dated as of August 18, 1995, between the Company and Joseph E. Levangie.

- ---10(bb)         Professional Consulting Agreement dated as of July 5, 1995, between the Company and R. Rox Anderson.

- ---10(cc)         Professional Consulting Agreement dated as of August 10, 1995, between the Company and H. Thomas Aretz.

- ---10(dd)         Key  Employment   Agreement  dated  as  of  January  1,  1995,
                  Amendment  dated as of July 5, 1995, and Amendment dated as of
                  August 18, 1995, between the Company and Steven Georgiev.

- ---10(ee)         Key Employment Agreement dated as of January 1, 1995, and Amendment dated as of August 18, 1995, between the Company and Michael H. Smotrich.

- ---10(ff)         Key Employment Agreement dated as of January 1, 1995, and Amendment dated as of August 18, 199,5 between the Company and Joseph P. Caruso.

- ---10(gg)         Palomar Medical Technologies, Inc. 401(k) Plan.

- ---10(hh)         Professional  Consulting  Agreement dated as of June 27, 1995, and  Amendment  dated as of September  20,  1995,  between the
                  Company and Charles M. LaLoggia.

- ----10(ii)        Form of 7% Convertible Debentures due July 1, 2000.

- ----10(jj)        Form of Subscription Agreement utilized in issuance of 7% Convertible Debentures due July 1, 2000.

    10(nn)        Certificate of Designation as filed on February 14, 1996.

    10(oo)        Form of Warrant underlying shares of the Company's common stock.

+++99             Agreement, dated as of February 9, 1994, by and between the Company, Dynaco Acquisition Corp. and
                  PacifiCorp Credit, Inc. d/b/a/ Pacific Venture Finance, Inc.

###99a            Stock Compensation Plan.

###99b            Merger and Acquisition Agreement and Financial Consulting Agreement between Thomas James Associates,
                  Inc. and Palomar Medical Technologies, Inc., dated August 19, 1994.

*                 Previously filed as an exhibit to Registration Statement No. 33-47479 filed on April 27, 1992, and incorporated herein by reference.

**                Previously filed as and exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992.

***               Previously filed as an exhibit to Amendment No. 7 to Form S-1 Registration Statement No. 33-37379 filed on December 8, 1992.

                                      -44-





****              Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB date March 31, 1993, and incorporated herein by reference.

*****             Previously filed as an exhibit to the Current Report on Form 8-K date July 1, 1993, and incorporated herein by reference.

+                 Previously filed as an exhibit to the Current Report on Form 8-K dated September 10, 1993, and incorporated herein by reference.

++                Previously filed as an exhibit to the Current Report on Form 8-K dated February 7, 1994, and incorporated herein by reference.

+++               Previously filed as an exhibit to the Current Report on Form 8-K dated February 9, 1994, and incorporated herein by reference.

++++              Previously filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994, and incorporated herein by reference.

# Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference.

##                Previously  filed as an  exhibit  to the  Company's  Quarterly
                  Report on Form 10-QSB for the quarter ended June 30, 1994, and incorporated herein by reference.

###               Previously filed as an exhibit to Form S-8 Registration Statement filed on December 23, 1994, and incorporated herein by reference.

#### Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference.

- -                 Previously filed as an exhibit to the Current Report on Form 8-k dated April 20, 1995, and incorporated herein by reference.

- --                Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                  June 30, 1995, and incorporated herein by reference.

- ---               Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

- ----              Previously filed as an exhibit to Form S-3 Registration Statement No. 33-97736 filed on October 4, 1995, and incorporated herein by reference.

>                 Previously filed as an exhibit to Form S-3 Registration Statement No. 33-99794 filed on November 24,
                  1995, and incorporated herein by reference.

>>                Previously filed as an exhibit to Form S-3 Registration Statement No. 333-000140 filed on February 1,
                  1996, and incorporated herein by reference.


     (b) Reports of Form 8-K

            None


                                      -45-






                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on August 22, 1996.


                                  PALOMAR MEDICAL TECHNOLOGIES, INC.





                                    By: /s/ Steven Georgiev
                                       --------------------------------------
                                       Steven Georgiev
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer (Principal
                                       Executive Officer)

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



             Name                                   Capacity                            Date
             ----                                   --------                            ----

/s/ Steven Georgiev                 Chairman of the Board of Directors and            August 22, 1996
 ................................    Chief Executive Officer (Principal
Steven Georgiev                     Executive Officer)


/s/ Dr. Michael H. Smotrich         President, Chief Operating Officer                August 22, 1996
 ................................    and Director
Dr. Michael H. Smotrich

/s/ Joseph P. Caruso                Chief Financial Officer and Treasurer             August 22, 1996
 ................................    (Principal Financial Officer and
Joseph P. Caruso                    Principal Accounting Officer)


/s/ Joseph E. Levangie              Director                                          August 22, 1996
 ................................
Joseph E. Levangie
