Form 10QSB/A
period 1996-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1996-08-22
CIK 881695

FORM 10-QSB/A-1

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

                         Commission file number: 0-22340



                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                            04-3128178
- -------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                     66 Cherry Hill Drive, Beverly, MA 01915
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (508) 921-9300
                ------------------------------------------------
                (Issuer's telephone number, including area code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    ----       ----

         As of May 13, 1996, 26,036,546 shares of Common Stock, $.01 par value per share, were outstanding.


         Transitional Small Business Disclosure Format (check one):

                                Yes         No   X
                                    ----       ----


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

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                  P. 18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              P. 18

         ITEM 5.  OTHER INFORMATION                                                                                P. 18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                 P. 18

SIGNATURES                                                                                                         P. 19

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   December 31,           March 31,
                                                                                      1995                  1996
                                                                                  --------------        --------------
ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                                                 $17,138,178           $15,597,522
          Marketable securities                                                         749,410             1,027,750
          Accounts receivable                                                         4,737,766             4,467,120
          Inventories                                                                 3,649,884             6,267,718
          Current portion of deferred costs                                             462,787               348,438
          Loans to officers                                                             948,198             1,318,396
          Loans to related parties                                                    3,161,375             3,647,408
          Other current assets                                                          352,130               760,437
                                                                                  --------------        --------------
                   Total current assets                                              31,199,728            33,434,789
                                                                                  --------------        --------------

PROPERTY AND EQUIPMENT, AT COST, NET                                                  3,165,015             3,733,774
                                                                                  --------------        --------------

OTHER ASSETS:
          Cost in excess of net assets acquired, net                                  3,729,508             3,918,013
          Intangible assets, net                                                      1,597,745             1,824,271
          Deferred costs, net of current portion                                        346,333               331,833
          Long-term investment                                                          500,000             1,650,000
          Loan to related party                                                         700,000             1,905,616
          Other assets                                                                  631,831               995,294
                                                                                  --------------        --------------
                   Total other assets                                                 7,505,417            10,625,027

                                                                                  --------------        --------------
                                                                                    $41,870,160           $47,793,590
                                                                                  ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Revolving lines of credit                                                  $1,296,462            $1,249,180
          Short term notes payable                                                      100,000               --
          Current portion of long-term debt                                           2,474,265             2,522,902
          Contingent note payable                                                       500,000               --
          Accounts payable                                                            4,246,950             6,735,397
          Accrued expenses                                                            4,633,557             4,570,282
                                                                                  --------------        --------------
                   Total current liabilities                                         13,251,234            15,077,761
                                                                                  --------------        --------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                                3,330,172             3,180,337
                                                                                  --------------        --------------
MINORITY INTEREST IN SUBSIDIARY                                                         --                     19,111
                                                                                  --------------        --------------

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value-                                                  139                    60
                   Authorized - 5,000,000 shares
                   Issued and outstanding -
                   13,860 shares at  December  31, 1995
                   and 6,000  shares at March 31, 1996
          Common stock, $.01 par value-                                                 201,353               245,807
                   Authorized - 40,000,000 shares
                   Issued and  outstanding  - 20,135,406  shares at December 31,
                   1995 and 24,580,717 shares at March 31, 1996
          Treasury Stock (200,000 shares at cost)                                    (1,211,757)           (1,211,757)
          Additional paid-in capital                                                 54,152,385            65,017,013
          Accumulated deficit                                                       (25,864,657)          (33,477,242)
          Subscriptions receivable from related party                                (1,988,709)           (1,057,500)
                                                                                  --------------        --------------
                   Total stockholders' equity                                        25,288,754            29,516,381
                                                                                  --------------        --------------

                                                                                    $41,870,160           $47,793,590
                                                                                  ==============        ==============


               The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                     Three Months Ended March 31,
                                                                                      1995                  1996
                                                                                  --------------        --------------
REVENUES                                                                             $3,569,619            $6,925,001

COST OF REVENUES                                                                      2,840,437             7,283,766
                                                                                  --------------        --------------

          Gross profit (Loss)                                                           729,182              (358,765)
                                                                                  --------------        --------------

OPERATING EXPENSES:

          Research and development                                                      658,936             1,716,803
          Selling, general and administrative                                         1,028,672             5,223,792
          Business development and other financing costs                                409,909               497,273
                                                                                  --------------        --------------

                   Total operating expenses                                           2,097,517             7,437,868
                                                                                  --------------        --------------

                   (Loss) from operations                                            (1,368,335)           (7,796,633)

INTEREST EXPENSE                                                                       (224,529)             (324,682)

INTEREST INCOME                                                                          32,223               606,194

NET GAIN ON TRADING SECURITIES                                                           --                   115,084

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                  28,158                30,575
                                                                                  --------------        --------------

          Net (loss)                                                                $(1,532,483)          $(7,369,462)
                                                                                  ==============        ==============

NET LOSS PER COMMON SHARE
                                                                                         $(0.13)               $(0.33)
                                                                                  ==============        ==============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                          11,471,169            22,239,301
                                                                                  ==============        ==============



               The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                 Preferred Stock       Common Stock          Treasury Stock
                                                               -----------------------------------------------------------------
                                                                Number     $0.01     Number      $0.01     Number               '
                                                               of Shares Par Value  of Shares  Par Value of Shares     Cost
                                                               -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                        13,860      $139  20,135,406  $201,353  (200,000) $(1,211,757)

     Sale of common stock pursuant to warrants                    --        --       1,013,328    10,133     --         --
     Sale of common stock pursuant to Regulation S                --        --         531,343     5,314     --         --
     Payments received on subscriptions receivable                --        --         --         --         --         --
     Issuance of preferred stock                                   6,000        60     --         --         --         --
     Issuance of common stock pursuant to stock options           --        --          78,000       780     --         --
     Issuance of common stock for 1995 employer 401(k)
        matching contribution                                     --        --          45,885       459     --         --
     Conversion of preferred stock                               (11,360)     (114)  2,315,953    23,160     --         --
     Redemption of preferred stock                                (2,500)      (25)    --         --         --         --
     Exercise of underwriter's warrants                           --        --         500,000     5,000     --         --
     Exercise of stock options in minority controlled
        subsidiary                                                --        --         --         --         --         --
     Issuance of common stock for investment banking and
        merger and acquisition consulting services                --        --           6,802        68     --         --
     Return of escrowed shares                                    --        --         (46,000)     (460)    --         --
     Amortization of deferred financing costs                     --        --         --         --         --         --
     Preferred stock dividends                                    --        --         --         --         --         --
     Net loss                                                     --        --         --         --         --         --
                                                               -----------------------------------------------------------------

BALANCE, MARCH 31, 1996                                            6,000       $60  24,580,717  $245,807  (200,000) $(1,211,757)
                                                               =================================================================



                                                                Additional                                    Total
                                                                 Paid-in     Accumulated    Subscription   Stockholder's
                                                                 Capital       Deficit      Receivable       Equity
                                                               -------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                     $54,152,385   $(25,864,657)  $(1,988,709)  $25,288,754

     Sale of common stock pursuant to warrants                   3,501,254        --            --          3,511,387
     Sale of common stock pursuant to Regulation S               2,854,816        --            --          2,860,130
     Payments received on subscriptions receivable                 --             --          1,988,709     1,988,709
     Issuance of preferred stock                                 5,964,164        --            --          5,964,224
     Issuance of common stock pursuant to stock options            184,470        --            --            185,250
     Issuance of common stock for 1995 employer 401(k)
        matching contribution                                      160,139        --            --            160,598
     Conversion of preferred stock                                 210,796        --            --            233,842
     Redemption of preferred stock                              (3,123,127)       --            --         (3,123,152)
     Exercise of underwriter's warrants                          1,057,500        --         (1,057,500)        5,000
     Exercise of stock options in minority controlled
        subsidiary                                                  50,000        --            --             50,000
     Issuance of common stock for investment banking and
        merger and acquisition consulting services                  36,656        --            --             36,724
     Return of escrowed shares                                         460        --            --            --
     Amortization of deferred financing costs                      (32,500)       --            --            (32,500)
     Preferred stock dividends                                     --            (243,123)      --           (243,123)
     Net loss                                                      --          (7,369,462)      --         (7,369,462)
                                                               -------------------------------------------------------

BALANCE, MARCH 31, 1996                                        $65,017,013   $(33,477,242)  $(1,057,500)  $29,516,381
                                                               =======================================================

                    The  accompanying  notes  are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Three Months Ended March 31,
                                                                                 1995                     1996
                                                                            ----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $(1,532,483)             $(7,369,462)
     Adjustments to reconcile net loss to net cash
        used in operating activities-
         Depreciation and amortization                                              216,192                  570,710
         Write-off of in-process research and development                         --                          57,212
         Minority interest in loss of subsidiary                                    (28,158)                 (30,572)
         Noncash interest expense related to debt                                    80,415                   16,538
         Noncash compensation related to common stock                             --                          36,724
         Unrealized loss on trading securities                                    --                          49,496
         Realized gain on trading securities                                      --                        (164,640)
         Changes in assets and liabilities, net of effects from purchase of
             Comtel Electronics, Inc. in 1996
                   Purchases of trading securities                                --                        (780,056)
                   Sale of trading securities                                     --                         616,860
                   Accounts receivable                                              127,725                   34,314
                   Inventories                                                     (519,589)              (2,452,661)
                   Other current assets and loans to officers                      (413,268)                (793,722)
                   Accounts payable                                                  (2,908)               2,333,136
                   Accrued expenses                                                   2,065                   65,008
                                                                            ----------------         ----------------
                        Net cash used in operating activities                    (2,070,009)              (7,811,115)
                                                                            ----------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for purchase of Comtel Electronics, Inc., net of cash acquired     --                        (146,586)
     Purchases of property and equipment                                           (316,440)                (631,344)
     Increase in intangible assets                                                --                        (325,000)
     Increase in other assets                                                      (114,513)                (381,694)
     Loans to related parties                                                     --                      (3,113,116)
     Payments on loans from related parties                                       --                       1,421,467
     Investment in nonmarketable securities                                       --                      (1,150,000)
                                                                            ----------------         ----------------
                   Net cash used in investing activities                           (430,953)              (4,326,273)
                                                                            ----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                  --                          21,816
     Payments of notes payable and capital lease obligations                       (370,465)                (319,350)
     Net payments on revolving lines of credit                                      (38,000)                 (47,282)
     Payment of contingent note payable                                           --                        (500,000)
     Proceeds from sale of common stock pursuant to Regulation S                  --                       2,860,130
     Proceeds from sale of common stock                                              55,000                --
     Proceeds from the exercise of warrants                                       1,411,414                3,516,387
     Issuance of preferred stock                                                  --                       5,964,224
     Redemption of preferred stock                                                --                      (3,123,152)
     Proceeds from exercise of stock options                                         90,940                  235,250
     Proceeds from payment of subscription receivable                             --                       1,988,709
     Financing costs related to warrant call                                        (69,317)               --
                                                                            ----------------         ----------------
                   Net cash provided by financing activities                      1,079,572               10,596,732
                                                                            ----------------         ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,421,390)              (1,540,656)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    3,263,203               17,138,178
                                                                            ----------------         ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $1,841,813              $15,597,522
                                                                            ================         ================

              The accompanying  notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  Three Months Ended March 31,
                                                                                 1995                     1996
                                                                            ----------------         ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                        $103,973                  $90,127
                                                                            ================         ================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
   Conversion of convertible debt and related accrued interest,
         net of financing fees                                                     $735,000                $--
                                                                            ================         ================

     Subscriptions received in connection with warrant call                      $4,633,975                $--
                                                                            ================         ================

     Amortization of deferred financing costs                                     $--                        $32,500
                                                                            ================         ================

     Issuance of common stock for 1995 employer 410(k)
         matching contribution                                                    $--                       $160,598
                                                                            ================         ================

     Conversion of preferred stock                                                $--                       $233,842
                                                                            ================         ================

     Dividends payable                                                            $--                       $243,122
                                                                            ================         ================

     Common stock issued in exchange for license rights                            $300,000                $--
                                                                            ================         ================

     Value ascribed to warrant issued in connection with license agreement         $100,000                $--
                                                                            ================         ================

ACQUISITION OF COMTEL ELECTRONICS, INC.
         Liabilities assumed                                                      $--                      $(258,144)
         Fair value of assets acquired                                             --                         72,661
         Cash paid, net of cash acquired                                           --                       (146,586)
                                                                            ----------------         ----------------
COST IN EXCESS OF NET ASSETS ACQUIRED                                             $--                      $(332,069)
                                                                            ================         ================




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

2.       ACQUISITION OF COMTEL ELECTRONICS, INC.

         On January 1, 1996, Dynaco Acquisition Corporation ("Dynaco") converted a $100,000 note receivable from Comtel Electronics, Inc. ("Comtel") into 11,100 shares of Comtel stock (par value $.05), giving Dynaco a 10% interest in Comtel. Effective March 20, 1996, Dynaco purchased an additional 500,000 shares of Comtel for $27,500, resulting in 80.35% ownership by Dynaco. The remaining 19.65% ownership is held by two principles of Comtel. This acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 (APB No. 16). Accordingly, the Company has allocated the purchase price based on the fair market value of assets acquired and liabilities assumed. The results of Comtel have been included with those of the Company since March 20, 1996.

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

3.       ACQUISITION OF TISSUE TECHNOLOGIES, INC.

         On May 3, 1996, the Company acquired 100% of Tissue Technologies, Inc. ("Tissue Technologies") outstanding stock in exchange for 3,200,000 shares of Palomar common stock. The Company is accounting for this acquisistion as a pooling-of-interest in accordance with APB No. 16. The Company has retroactively restated its financial statements to reflect this acquisition as a pooling-of-interest. Tissue Technologies is engaged in the manufacture, marketing and sale of CO2 laser systems used in skin resurfacing.

4.       CASH AND CASH EQUIVALENTS

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

                                                                               March 31, 1996
                                                           --------------------------------------------------------
                                                                            Gross          Gross
                                                            Amortized     Unrealized    Unrealized        Fair
                                                              Costs          Gain          Loss          Value
                                                           ------------  -------------  ------------  -------------
              Trading Securities:
                     Investments in publicly
                     traded companies                       $1,047,143        $27,319     $(46,712)     $1,027,750
                                                           ============  =============  ============  =============

6.       INVENTORIES

         Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:

                                                     December 31,         March 31,
                                                         1995               1996
                                                    ---------------    ----------------
            Raw materials                               $1,949,288         $3,992,132
            Work in process and finished goods           2,008,389          2,422,239
            Less -- Progress billings                      307,793            146,653
                                                    ---------------    ----------------
                                                        $3,649,884         $6,267,718
                                                    ===============    ================

7.       PROPERTY AND EQUIPMENT

         Property and Equipment consist of the following:

                                                    December 31,         March 31,
                                                        1995                1996
                                                   ----------------    ---------------
            Equipment under capital leases              $1,214,950         $1,364,748
            Machinery and equipment                      1,992,157          2,530,017
            Furniture and fixtures                         806,252            893,756
            Leasehold improvements                         308,157            313,664
                                                   ----------------    ---------------
                                                         4,321,516          5,102,185
            Less:  Accumulated depreciation
                       and amortization                  1,156,501          1,368,411
                                                   ----------------    ---------------
                                                        $3,165,015         $3,733,774
                                                   ================    ===============


8.       ACCRUED EXPENSES

         Accrued Expenses consist of the following at:

                                                       December 31,          March 31,
                                                           1995                1996
                                                      ----------------     --------------
            Payroll and consulting costs                     $852,793         $1,045,826
            Professional fees                                 914,935            294,420
            Settlement Costs                                  700,000           --
            Warranty                                         -                 1,112,500
            Other                                           2,165,829          2,117,536
                                                      ----------------     --------------
                Total                                      $4,663,577         $4,570,282
                                                      ================     ==============

9.       NET LOSS PER COMMON SHARE

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





                      [This space intentionally left blank]

10.      NOTES PAYABLE

Notes payable consist of the following:
                                                                                                    December 31,      March 31,
                                                                                                        1995            1996
                                                                                                   ---------------  --------------
7% Note payable                                                                                           244,782         244,782
8% Convertible debentures, issued by Tissue due December 1997                                             950,000         950,000
8% Convertible debentures, $1,000,000 face amount, principal and interest due October 26, 1997            819,359         835,896
7.4% to 21% Capital lease obligations, monthly principal and interest payments ranging from
     $2,290 to $51,235, maturities ranging from August 1997 to January 1999                             1,393,612       1,378,357
Present value of notes payable, discounted at 8% and due in annual installments of principal and interest of $100,000, $200,000, $200,000 and $100,000 in fiscal 1995, 1996, 1997 and 1998,
     respectively                                                                                         468,012         274,532
Note payable in connection with the Spectrum acquisition, interest at the prime rate (8.25%
     at March 31, 1996) plus 1%, principal of $200,000, $150,000, $200,000 and $150,000
     plus interest due in October 1995, April 1996, October 1996 and April 1997, respectively             500,000         505,279
Bridge notes payable, prime (8.25% at March 31, 1996) plus 2%                                           1,350,000       1,350,000
Other notes payable, due currently                                                                         78,672         164,393
                                                                                                   ---------------  --------------
                                                                                                        5,804,437       5,703,239
Less -- current maturities                                                                              2,474,265       2,522,902
                                                                                                   ---------------  --------------
                                                                                                       $3,330,172      $3,180,337
                                                                                                   ===============  ==============

11.      STOCKHOLDERS' EQUITY

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

  (c)  Reserved Shares

         At March 31, 1996, the Company has reserved shares of its common stock for the following:

                                                                              March 31,
                                                                                 1996
                                                                            ---------------
              Convertible debentures                                             1,003,251
              Stock option plans                                                 1,871,235
              Warrants                                                           6,878,062
              Employee 401(k) plan                                                 254,115
              Preferred stock                                                    1,333,333
                                                                            ---------------
                                   Total                                        11,339,996
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

         At December 31, 1995, the Company had two notes receivable aggregating $1,739,908 including accrued interest of $89,908 from an affiliated company. The Company's chairman and CEO personally owns 35% of the affiliated company. The notes receivable bear interest at the rate of 10% per annum. A $1,500,000 note shall be prepaid by October 1, 1996, with principal and interest, under the provisions of the note, or the Company shall be remedied as defined. A $150,000 note is due December 31, 1996, with 10% interest per annum. In connection with the loan receivable, the Company received a warrant from the affiliated company to purchase 250,000 shares of its common stock at $1.50 per share.

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

         The Company's notes are subordinate to a senior creditor of the affiliate. An officer/director and certain stockholders, owning an aggregate of 81% of this affiliate, have pledged their common stock holdings in two affiliates as collateral for these notes receivable. The notes have automatic conversion rights to preferred stock in the affiliate if the note is not paid by its due date.

         In the first quarter of 1996, the Company loaned $1,400,000 to a publicly-traded company of which certain directors of the publicly-traded company are also directors of the Company. This loan bears interest at 10%. The Company expects the loan to be repaid in full in the next twelve months and has classified this note as current in the consolidated balance sheet at June 30, 1996.

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

         Unaudited pro forma operating results for the Company, assuming the acquisitions of ICT and Spectrum had been made as of January 1, 1995, excluding Comtel which had no operations for the three months ended March 31, 1995, and assuming the Comtel acquisition had been made as of January 1, 1996, are as follows:

                                                    Three Months Ended March 31,
                                                 ------------------------------------
                                                        1995               1996
                                                 ------------------- -----------------
            Revenue                                      $7,275,433        $7,310,001
            Net loss                                    $(3,940,564)      $(7,407,462)
            Net loss per common share                        $(0.34)           $(0.33)

14.      COMMITMENTS

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






                      [This space intentionally left blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         For the three months ended March 31, 1996, the Company had revenues of $6,925,001 as compared to $3,569,619 for the three months ended March 31, 1995. The 94% increase in revenues from 1995 to 1996 is primarily due to acquisitions. The majority of the revenues derived for both periods are from sales of electronic components by the Company's Dynaco subsidiary. During the three months ended March 31, 1995 and 1996, the Company did not incur any cost or recognize any government contract revenue.

         Gross margin for the three months ended March 31, 1996, was a loss of $358,765 versus a profit of $729,182 for the three months ended March 31, 1995. The 28.9% decrease in gross margin was a result of the Company incurring significant pre production costs in order to prepare for the introduction of a number of new products in the medical and electronics business segments. The Company has also implemented new manufacturing processes that have led to start up costs and an initial decrease in output yields.

         Research and development costs increased to $1,716,803 for the three months ended March 31, 1996, from $658,936 for the three months ended March 31, 1995. This 161% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's Ruby and diode lasers. The Company is expending some research and development funding for new process engineering and materials development at Dynaco and has filed several patents to date as a result of this funding. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products, develops additional applications for its lasers and delivery systems and develops commercial applications for unique electronic interconnect packaging.

         Selling, General and Administrative expenses increased to $5,223,792 for the three months ended March 31, 1996, from $1,028,672 for the three months ended March 31, 1995. This 407% increase is attributable to the acquisition of Spectrum Medical, CD Titles, Tissue as well as the formation of Nexar, Dynamem and Spectrum Financial Services. These new subsidiaries are concentrating on increased sales and marketing of medical and electronic products. The Company is dramatically increasing its sales and marketing capabilities in order to support anticipated widespread product introduction of four major products in 1996. Two of these products are associated with the medical products segment and two are associated with the electronics products segment. Dynaco, Star, Spectrum, Nexar, CD Titles, Spectrum Financial Services and their subsidiaries maintain their own sales forces and general and administrative support staffs.

         Business Development and Financing Costs increased to $497,273 for the three months ended March 31, 1996, from $409,909 for the three months ended March 31, 1995. This 21.3% increase is attributable to the Company's continuing acquisitions and financing activities during the quarter ended March 31, 1996.

         Interest expense increased to $324,682 for the three months ended March 31, 1996, from $224,529 for the three months ended March 31, 1995. This 44% increase is primarily the result of the convertible debentures and an issuance of acquisition debt in April 1995 to purchase Spectrum.

         Interest income increased to $606,192 for the three months ended March 31, 1996, from $32,223 for the three months ended March 31, 1995. This increase is primarily the result of interest received on the Company's investments made as a result of the Company's improved cash position. Net realized and unrealized trading gains were $115,084 for the three months ended March 31, 1996. These gains resulted from the sale of certain marketable securities during the year. It is the Company's intention to continue to invest in trading securities, which may result in additional trading gains or losses in the future.

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

         As a result of the foregoing, the net loss for the three months ended March 31, 1996, was $7,369,462, as compared to a net loss of $1,532,483 for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had $16,625,272 in cash, cash equivalents and trading securities. During the three months ended March 31, 1996, the Company generated $2,945,000, $6,000,000 and $4,584,000 in net proceeds from the sale of its common stock in an unregistered offering to overseas investors, the sale of its preferred stock and the exercise of stock warrants, respectively.

         The Company's net loss for the three months ended March 31, 1996, included the following noncash items: $570,710 of depreciation and amortization expense; $16,538 of additional interest expense relating to the amortization of the discounts on the convertible debentures; and $36,724 in investment banking fees paid with common stock and warrants issued below fair market value.

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

                                PALOMAR MEDICAL TECHNOLOGIES, INC.
                                ----------------------------------
                                         (Registrant)



DATE:  August 22, 1996          By:  /s/ Steven Georgiev
                                     -------------------
                                     Steven Georgiev
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)

DATE:  August 22, 1996               /s/ Joseph P. Caruso
                                     --------------------
                                     Joseph P. Caruso
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)