Form 10QSB
period 1996-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1996-11-14
CIK 881695

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340



                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      Delaware                                                   04-3128178
----------------------------                                 -------------------
(State or other jurisdiction                                   (I.R.S. Employer
 of incorporation or organization)                           Identification No.)



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
                                                                     Yes X  No
                                                                        --    --
         As of November 4, 1996, 28,930,357 shares of Common Stock, $.01 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
          Yes        No  X
             -----     -----
                                                                    Page 1 of 23




                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - December 31, 1995 and September 30, 1996                                       P. 3

                  Consolidated Statements of Operations - For the Three and Nine Months Ended
                           September 30, 1995 and 1996                                                                         P. 4

                  Consolidated Statements of Stockholders' Equity - For the Nine Months Ended
                           September 30, 1996                                                                                  P. 5

                  Consolidated Statements of Cash Flows - For the Nine Months Ended
                           September 30, 1995 and 1996                                                                         P. 6

                  Notes to Consolidated Financial Statements                                                                   P. 8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS                                                                               P.16

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                                            P.22

         ITEM 2.  CHANGES IN SECURITIES                                                                                        P.22

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                              P.22

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          P.22

         ITEM 5.  OTHER INFORMATION                                                                                            P.22

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                             P.22

SIGNATURES                                                                                                                     P.23


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                   December 31,              September 30,
                                                                                       1995                       1996
                                                                                 -----------------          -----------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                      $17,138,178                $20,972,540
       Marketable securities                                                              749,410                  3,332,799
       Accounts receivable, net                                                         4,737,766                 19,491,588
       Inventories                                                                      3,649,884                 14,845,433
       Current portion of deferred costs                                                  462,787                     42,110
       Loans to officers                                                                  948,198                    980,759
       Loans to related and non-related parties                                         3,161,375                  3,893,145
       Other current assets                                                               352,130                  1,452,998
                                                                                 -----------------          -----------------
            Total current assets                                                       31,199,728                 65,011,372
                                                                                 -----------------          -----------------

PROPERTY AND EQUIPMENT, AT COST, NET                                                    3,165,015                  4,710,207
                                                                                 -----------------          -----------------

OTHER ASSETS:
       Cost in excess of net assets acquired, net                                       3,729,508                  5,597,022
       Intangible assets, net                                                           1,597,745                  1,755,394
       Deferred costs, net of current portion                                             346,333                    888,753
       Long-term investments                                                              500,000                  5,672,488
       Loans to related party                                                             700,000                  --
       Other assets                                                                       631,831                  1,933,398
                                                                                 -----------------          -----------------
            Total other assets                                                          7,505,417                 15,847,055
                                                                                 -----------------          -----------------

                                                                                      $41,870,160                $85,568,634
                                                                                 =================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

       Revolving lines of credit                                                       $1,296,462                 $1,160,709
       Short term notes payable                                                           100,000                  --
       Current portion of long-term debt                                                2,474,265                  2,523,533
       Contingent note payable                                                            500,000                  --
       Accounts payable                                                                 4,246,950                 14,839,026
       Accrued expenses                                                                 4,633,557                  8,299,397
                                                                                 -----------------          -----------------
            Total current liabilities                                                  13,251,234                 26,822,665
                                                                                 -----------------          -----------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                  3,330,172                  8,831,806
                                                                                 -----------------          -----------------

COMMITMENTS (NOTE 14)

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value-
            Authorized - 5,000,000 shares Issued and outstanding -
            13,860 shares at December 31, 1995
            and 24,565 shares at September 30, 1996                                           139                        246
       Common stock, $.01 par value-
            Authorized - 100,000,000 shares
            Issued - 20,135,406 shares at December 31,
            1995 and 28,355,694 shares at September 30, 1996                              201,353                    283,557
       Treasury stock (200,000 shares at cost)                                         (1,211,757)                (1,211,757)
       Additional paid-in capital                                                      54,152,385                 97,830,064
       Accumulated deficit                                                            (25,864,657)               (45,903,951)
       Subscriptions receivable from related party                                     (1,988,709)                (1,083,996)
                                                                                 -----------------          -----------------
            Total stockholders' equity                                                 25,288,754                 49,914,163
                                                                                 -----------------          -----------------

                                                                                      $41,870,160                $85,568,634
                                                                                 =================          =================



 The accompanying notes are an integral part of these consolidated financial statements.


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                      Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                    1995              1996           1995             1996
                                                                 -----------   ---------------   -------------   ---------------

REVENUES                                                          $5,868,190      $24,690,970     $15,665,673       $49,153,990

COST OF REVENUES                                                   4,494,123       20,729,923      11,825,719        42,834,703
                                                                 -----------   ---------------   -------------   ---------------

         Gross profit                                              1,374,067        3,961,047       3,839,954         6,319,287
                                                                 -----------   ---------------   -------------   ---------------

OPERATING EXPENSES

         Research and development                                   1,297,384        1,639,712       2,521,531         5,731,009
         Sales and marketing                                          707,985        2,167,195       1,696,154         6,338,865
         General and administrative                                 1,800,826        5,581,662       4,203,362        13,793,418
         Business development and other financing costs               658,314          477,380       1,354,080         2,419,476
         Pooling-of-interest expenses                              --                --              --                  443,780
                                                                 ------------  ---------------   -------------   ---------------

                  Total operating expenses                          4,464,509        9,865,949       9,775,127        28,726,548
                                                                 ------------  ---------------   -------------   ---------------

                  Loss from operations                             (3,090,442)      (5,904,902)     (5,935,173)      (22,407,261)

INTEREST EXPENSE                                                     (416,889)        (510,107)       (899,394)       (1,248,986)

INTEREST INCOME                                                       688,709          643,898         734,456         1,847,345

OTHER INCOME                                                          160,597        1,820,311          (7,950)        2,548,629

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                18,177            1,388          76,322            47,059
                                                                 -------------   --------------  --------------   ----------------

         Net loss                                                 $(2,639,848)     $(3,949,412)    $(6,031,739)     $(19,213,214)
                                                                 =============   ==============  ==============   ================

NET LOSS PER COMMON SHARE                                              $(0.17)          $(0.15)         $(0.45)           $(0.80)
                                                                 ==============   =============  ==============   ================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                      15,293,971       27,681,158      13,261,752        25,194,388
                                                                 =============   ==============  ==============   ================


 The accompanying notes are an integral part of these consolidated financial statements.


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                  Preferred Stock         Common Stock           Treasury Stock
                                                              --------------------------------------------------------------------
                                                                Number     $0.01       Number      $0.01     Number
                                                              of Shares  Par Value   of Shares   Par Value  of Shares      Cost
                                                              --------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                      13,860        $139   20,135,406  $201,353  (200,000)  $(1,211,757)

  Sale of common stock pursuant to warrants                      --         --        2,049,039    20,490     --           --
  Sale of common stock pursuant to Regulation S                  --         --          531,343     5,314     --           --
  Sale of common stock pursuant to Regulation D                  --         --           44,821       448     --           --
  Payments received on subscriptions receivable                  --         --          --         --         --           --
  Issuance of preferred stock, including common stock
            issued as a placement fee, net of issuance
            costs                                                32,000        320      115,000     1,150     --           --
  Issuance of common stock pursuant to stock options             --         --          524,902     5,249     --           --
  Issuance of common stock for 1995 employer 401(k)
            matching contribution                                --         --           45,885       459     --           --
  Conversion of preferred stock                                 (18,795)      (188)   3,317,507    33,176     --           --
  Conversion of convertible debentures                           --         --           34,615       346     --           --
  Redemption of convertible debentures                           --         --          --         --         --           --
  Redemption of preferred stock                                  (2,500)       (25)     --         --         --           --
  Exercise of underwriter's warrants                             --         --          500,000     5,000     --           --
  Exercise of stock options in majority controlled
             subsidiary                                          --         --          --         --         --           --
  Interest accrued on subscription receivable                    --         --          --         --         --           --
  Issuance of common stock for conversion of debentures
            at Tissue Technologies, Inc.                         --         --          813,431     8,135     --           --
  Issuance of common stock for minority interest in Star
            Medical subsidiary                                   --         --          217,943     2,179     --           --
  Issuance of common stock for Dermascan, Inc.                   --         --           35,000       350     --           --
  Issuance of common stock for investment banking and
            merger and acquisition consulting services           --         --           36,802       368     --           --
  Compensation expense related to warrants issued to
            non-employees under Statement of Financial
            Accounting Standards No. 123                         --         --          --         --         --           --
  Return of escrowed shares                                      --         --          (46,000)     (460)    --           --
  Amortization of deferred financing costs                       --         --          --         --         --           --
  Preferred stock dividends                                      --         --          --         --         --           --
  Net loss                                                       --         --          --         --         --           --
                                                             ----------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                                      24,565       $246   28,355,694  $283,557    (200,000) $(1,211,757)
                                                             ======================================================================




                                                                       Additional                                  Total
                                                                        Paid-in     Accumulated  Subscriptions  Stockholders'
                                                                        Capital       Deficit      Receivable      Equity
                                                                   -----------------------------------------------------------

BALANCE, DECEMBER 31, 1995                                           $54,152,385  $(25,864,657) $(1,988,709)    $25,288,754

  Sale of common stock pursuant to warrants                            6,314,817      --             --           6,335,307
  Sale of common stock pursuant to Regulation S                        2,854,816      --             --           2,860,130
  Sale of common stock pursuant to Regulation D                          415,802      --             --             416,250
  Payments received on subscriptions receivable                         --            --          2,009,591      2,009,591
  Issuance of preferred stock, including common stock
            issued as a placement fee, net of issuance
            costs                                                     30,911,927      --             --          30,913,397
  Issuance of common stock pursuant to stock options                     481,274      --             --             486,523
  Issuance of common stock for 1995 employer 401(k)
            matching contribution                                        160,139      --             --             160,598
  Conversion of preferred stock                                          384,799      --             --             417,787
  Conversion of convertible debentures                                   145,260      --             --             145,606
  Redemption of convertible debentures                                   (41,530)     --             --             (41,530)
  Redemption of preferred stock                                       (3,123,127)     --             --          (3,123,152)
  Exercise of underwriter's warrants                                   1,057,500      --         (1,057,500)          5,000
  Exercise of stock options in majority controlled
             subsidiary                                                   50,000      --             --              50,000
  Interest accrued on subscription receivable                           --            --            (47,378)        (47,378)
  Issuance of common stock for conversion of debentures
            at Tissue Technologies, Inc.                               1,019,022      --             --           1,027,157
  Issuance of common stock for minority interest in Star
            Medical subsidiary                                         1,707,821      --             --           1,710,000
  Issuance of common stock for Dermascan, Inc.                           489,650      --             --             490,000
  Issuance of common stock for investment banking and
            merger and acquisition consulting services                   303,856      --             --             304,224
  Compensation expense related to warrants issued to
            non-employees under Statement of Financial
            Accounting Standards No. 123                                 599,360      --             --             599,360
  Return of escrowed shares                                                  460      --             --            --
  Amortization of deferred financing costs                               (54,167)     --             --             (54,167)
  Preferred stock dividends                                             --            (826,080)      --            (826,080)
  Net loss                                                              --         (19,213,214)      --         (19,213,214)
                                                                  ----------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                                          $97,830,064  $(45,903,951) $(1,083,996)    $49,914,163
                                                                  ==========================================================

 The accompanying notes are an integral part of these consolidated financial statements.


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                      1995               1996
                                                                                  -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $(6,031,739)       $(19,213,214)
     Adjustments to reconcile net loss to net cash
        used in operating activities-
         Depreciation and amortization                                               1,122,007           2,380,297
         Write-off of in-process research and development                              --                   57,212
         Write-off of deferred financing costs associated with
             redemption of convertible debentures                                      --                  201,500
         Minority interest in loss of subsidiary                                       109,702             (30,572)
         Accrued interest receivable on trading securities
              and subscription receivable                                              --                 (698,378)
         Noncash interest expense related to debt                                      (76,322)            117,105
         Noncash compensation related to common stock and warrants                      95,370             903,584
         Realized gain on trading securities                                                              (877,632)
         Unrealized gain on trading securities                                         --               (1,670,187)
         Changes in assets and liabilities, net of effects
              from business combinations;
                  Purchases of trading securities                                     (298,158)        (10,112,596)
                  Sale of trading securities and
                       interest received on trading securities                         --               10,077,026
                  Accounts receivable                                                 (785,570)        (14,990,154)
                  Inventories                                                         (893,464)        (11,030,375)
                  Other current assets and loans to officers                          (439,624)         (1,124,646)
                  Accounts payable                                                   1,493,015          10,436,765
                  Accrued expenses                                                     733,080           3,606,692
                                                                                  -------------      --------------
                       Net cash used in operating activities                        (4,971,703)        (31,967,573)
                                                                                  -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for purchase of Comtel Electronics, Inc., net of cash acquired          --                 (146,586)
     Cash acquired from purchase of Spectrum Medical Technologies, Inc.,
         net of cash paid                                                               75,087            --
     Cash Acquired from purchase of CD Titles, Inc., net of cash paid                   26,420            --
     Cash paid for purchase of Inter-connecting Products, Inc.                        (397,199)           --
     Purchases of property and equipment                                              (587,898)         (2,198,017)
     Increase in intangible assets                                                     --                 (450,005)
     Increase in other assets                                                         (835,003)         (1,331,652)
     Loans to related parties                                                          --               (7,433,625)
     Payments received on loans from related parties                                   --                8,052,855
     Investments in non-marketable securities                                          (20,000)         (5,172,488)
                                                                                  -------------      --------------
                  Net cash used in investing activities                             (1,738,593)         (8,679,518)
                                                                                  -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debentures                                2,102,699           7,669,441
     Proceeds from notes payable                                                     1,040,000            --
     Payments of notes payable and capital lease obligations                        (1,239,073)           (515,368)
     Net (payments) proceeds on revolving lines of credit                             (607,539)           (135,753)
     Payment of contingent note payable                                                --                 (500,000)
     Proceeds from sale of common stock                                              7,664,142           3,276,380
     Proceeds from the exercise of warrants                                            --                6,340,307
     Issuance of preferred stock                                                       --               30,913,397
     Redemption of preferred stock, including accrued dividends of $71,223             --               (3,194,375)
     Redemption of convertible debentures                                           (1,048,666)           (930,000)
     Proceeds from exercise of stock options                                           --                  536,523
     Deferred Financing Costs                                                          --                 (988,690)
     Payments received on subscription receivable                                      --                2,009,591
     Financing costs related to warrant call                                           (69,317)           --
                                                                                  -------------      --------------
                  Net cash provided by financing activities                          7,842,246          44,481,453
                                                                                  -------------      --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                1,131,950           3,834,362
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,263,203          17,138,178
                                                                                  -------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $4,395,153         $20,972,540
                                                                                  =============      ==============



            The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           ---------------------------------
                                                                               1995               1996
                                                                           -------------      --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                    $207,946            $324,041
                                                                           =============      ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
     Conversion of convertible debt and related accrued interest,
         net of financing fees                                               $1,315,000          $1,172,763
                                                                           =============      ==============

     Unrealized holding gain on available for sale securities                  $227,500            $--
                                                                           =============      ==============

     Subscriptions received in connection with warrant call                  $5,683,549            $--
                                                                           =============      ==============

     Amortization of deferred financing costs                                  $--                  $54,167
                                                                           =============      ==============

     Officer loan paid by transferring personal investment
         in another company's stock in lieu of cash payment                    $175,000            $--
                                                                           =============      ==============

     Issuance of common stock for 1995 employer 410(k)
         matching contribution                                                 $--                 $160,598
                                                                           =============      ==============

     Value ascribed to warrants issued in connection with
         license agreement                                                     $100,000            $--
                                                                           =============      ==============

     Common stock issued in exchange for license rights
         and convertible note payable                                          $300,000            $--
                                                                           =============      ==============

     Conversion of preferred stock                                             $--                 $417,975
                                                                           =============      ==============

     Common stock issued for repurchase of minority interest                   $--               $1,710,000
                                                                           =============      ==============

     Dividends payable                                                         $--                 $826,080
                                                                           =============      ==============

ACQUISITION OF COMTEL ELECTRONICS, INC.
         Liabilities assumed                                                   $--                $(258,144)
         Fair value of assets acquired                                           --                  72,661
         Cash paid, net of cash acquired                                         --                (146,586)
                                                                           -------------      --------------
COST IN EXCESS OF NET ASSETS ACQUIRED                                          $--                $(332,069)
                                                                           =============      ==============

ACQUISITION OF SPECTRUM MEDICAL TECHNOLOGIES, INC.
         Liabilities assumed                                                $(1,128,139)           $--
         Fair value of assets acquired                                        1,456,920             --
         Fair Value of 364,178 shares of common stock issued                 (1,000,000)            --
         Promissory note issued                                                (700,000)            --
         Cash Paid                                                             (300,000)            --
         Acquisition cost incurred                                             (161,138)            --
                                                                           -------------      --------------
COST IN EXCESS OF NET ASSETS ACQUIRED                                       $(1,832,357)           $--
                                                                           =============      ==============

ACQUISITION OF INTER-CONNECTING PRODUCTS, INC.
     Liabilities assumed                                                      $(201,761)           $--
     Fair value of assets acquired                                              598,960             --
     Cash Paid                                                                 (397,199)            --
     Acquisition costs incurred                                                  --                 --
                                                                           -------------      --------------
COST IN EXCESS OF NET ASSETS ACQUIRED                                          $--                 $--
                                                                           =============      ==============

ACQUISITION OF CD TITLES, INC.
     Liabilities assumed                                                    ($1,271,345)           $--
     Fair value of assets acquired                                            1,271,345             --
                                                                           =============      ==============
COST IN EXCESS OF NET ASSETS ACQUIRED                                          $--                 $--
                                                                           =============      ==============



         The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-KSB/A-1 of and for the year ended December 31, 1995.

2.       ACQUISITION OF COMTEL ELECTRONICS, INC.
         ---------------------------------------

         On January 1, 1996, Dynaco Corp. ("Dynaco"), a wholly-owned subsidiary of Palomar, converted a $100,000 note receivable from Comtel Electronics, Inc. ("Comtel") into 11,100 shares of Comtel stock (par value $.05), giving Dynaco a 10% interest in Comtel. Effective March 20, 1996, Dynaco purchased an additional 500,000 shares of Comtel for $27,500, resulting in 80.32% ownership by Dynaco. The remaining 19.68% ownership is held by two principals of Comtel. This acquisition has been accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the Company has allocated the purchase price based on the fair market value of assets acquired and liabilities assumed. The results of Comtel have been included with those of the Company since March 20, 1996.

         Comtel has entered into a 5 year agreement with New Media, Inc. ("New Media") whereby New Media subcontracted to Comtel all of its manufacturing and assembly business over the contract term. Comtel is compensated by New Media to achieve a guaranteed 15% gross margin to Comtel. Management estimates this contract will generate $80 million in revenues for Comtel over the life of the agreement. On April 5, 1996, Palomar invested $2,345,000 in New Media preferred and common stock and loaned New Media an additional $1,000,000. The note receivable is subordinated and nonrecourse, bears interest at 9% and is due in April of 1999 or earlier under certain conditions. Palomar also received a warrant to purchase 200,000 shares of common stock in New Media, Inc. at $1.20 per share. Palomar has accounted for this investment under the cost method.

         During the nine months ended September 30, 1996, Comtel had sales to New Media of $13,192,986. At September 30, 1996, $7,284,527 of accounts receivable was due from New Media. The Company's management believes that this asset will be realized in the near term.

3.       ACQUISITION OF TISSUE TECHNOLOGIES, INC.
         ----------------------------------------

         On May 3, 1996, the Company acquired 100% of the outstanding stock of Tissue Technologies, Inc. ("Tissue") in exchange for 3,200,000 shares of Palomar's common stock. The Company is accounting for this acquisition as a pooling-of-interest in accordance with APB No. 16. The Company has retroactively restated its consolidated financial statements to reflect this acquisition as a pooling-of-interest. The Company incurred $443,780 of various legal, accounting and consulting services costs related to the acquisition during the nine months ended September 30, 1996, which are included in pooling-of-interest expenses in the accompanying consolidated statement of operations. Tissue is engaged in the manufacture, marketing and sale of C02 laser systems used in skin resurfacing.

4.       ACQUISITION OF MINORITY INTEREST OF STAR MEDICAL TECHNOLOGIES, INC.
         -------------------------------------------------------------------

         In April 1996, the Company purchased 15% of the outstanding common stock of Star Medical Technologies, Inc. ("Star Medical"), bringing its ownership to 100%, in exchange for 217,943 shares of Palomar's common stock valued at $7.85 per share. This agreement restricts for a period of two years the sale of the Company's common stock issued in connection with this agreement. The purchase price has been recorded as additional goodwill and is being amortized over a period of five years. In connection with this agreement the original founders of Star Medical have agreed to rescind all royalties due to them under a Rights Agreement dated July 1, 1993.

5.       ACQUISITION OF DERMASCAN, INC.
         ------------------------------

         On July 18, 1996, the Company purchased 80 shares of common stock (80% of total issued and outstanding capital stock) of Dermascan, Inc. ("Dermascan") from a Dermascan stockholder in exchange for 35,000 shares of common stock of Palomar. The Company has agreed to include these 35,000 shares in a future registration statement to be filed by the Company for the resale of these shares. In addition, the Company has agreed to pay the Dermascan stockholder an amount equal to the difference between $14.00 and the closing bid price, if lower, on the day the registration statement is declared effective by the Securities and Exchange Commission. The agreement also includes a put right by the remaining 20% stockholder of Dermascan, which provides that, at any time after three years from the date of the agreement, the Company, will be required to purchase the stockholders' 20% interest for $130,000 in cash. In connection with the agreement, the Company entered into a five year employment agreement with the selling stockholder which guarantees annual payments of up to $125,000. Dermascans operations prior to acquisition were not material. The Company has recorded the acquisition at the guaranteed stock price of $490,000 in total.

6.       INVESTMENTS
         -----------

  (a) Marketable Securities

         The fair values for the Company's marketable equity securities are based on quoted market prices. The fair values of nonmarketable equity securities, which represent equity investments in early stage technology companies, are based on the financial information provided by these ventures and the amount of the Company's investment. The amount that the Company realizes from these investments may differ significantly from the amounts recorded in the accompanying consolidated financial statements.

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the intention and ability to hold to maturity will be reported at the amortized cost and are classified as held-to-maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are currently included in the accompanying consolidated statements of operations.

         During the nine months ended September 30, 1996, the Company sold a portion of its trading securities in three publicly-traded companies, realizing a gain of $908,605 which is reflected in the accompanying consolidated statements of operations.

                                                                          As of September 30, 1996
                                                           --------------------------------------------------------
                                                                            Gross          Gross
                                                            Amortized     Unrealized    Unrealized        Fair
                                                              Costs          Gain          Loss          Value
                                                           ------------  -------------  ------------  -------------
              Trading Securities:
                     Investments in publicly-
                     traded companies                       $1,662,613     $1,836,843    $(166,657)     $3,332,799
                                                           ============  =============  ============  =============


  (b) Non-Marketable Securities

         In addition to non-marketable equity securities held by the Company at September 30, 1996, the Company has invested $500,000 in Clinic Holdings Inc. (a Delaware corporation), in exchange for 1,000 shares of common stock (50% of total issued and outstanding common stock). Under the terms of this investment, the Company has exercised its option to terminate its investment in Clinic Holdings, Inc. and it will receive an amount equal to its initial cash capital contribution plus interest at the rate of 10% per annum.

7.       INVENTORIES
         -----------

         Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:

                                                                      December 31,        September 30,
                                                                          1995                1996
                                                                     ---------------     ---------------
                Raw materials                                            $1,949,288          $8,434,893
                Work in process and finished goods                        2,008,389           6,410,540
                Less -- progress billings                                   307,793            --
                                                                     ===============     ---------------
                                                                         $3,649,884         $14,845,433
                                                                     ===============     ===============

8.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following:

                                                                      December 31,        September 30,
                                                                          1995                1996
                                                                     ---------------     ----------------
               Equipment under capital leases                            $1,214,950           $1,215,810
               Machinery and equipment                                    1,992,157            3,371,401
               Furniture and fixtures                                       806,252            1,456,618
               Leasehold improvements                                       308,158              628,972
                                                                     ---------------     ----------------
                                                                          4,321,517            6,672,801
               Less:  Accumulated depreciation
                          and amortization                                1,156,502            1,962,594
                                                                     ---------------     ----------------
                                                                         $3,165,015           $4,710,207
                                                                     ===============     ================

9.       NET LOSS PER COMMON SHARE
         -------------------------

         For the three and nine months ended September 30, 1995, net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 1996, net loss per common share has been computed by dividing net loss, as adjusted for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered as outstanding, as the result would be antidilutive.





                      [This space intentionally left blank]

10.      NOTES PAYABLE
         -------------

Notes payable consist of the following:

                                                                                                  December 31,     September 30,
                                                                                                      1995              1996
                                                                                                 ----------------  ---------------
7% Note payable                                                                                         $244,782         $244,782
8% Convertible debentures, $1,000,000 face amount, principal and interest due October
     26, 1997. $775,000 face amount of the debentures were repaid in May 1996. $225,000
     face amount of the debentures were converted into 34,615 shares of common stock                     819,359         --
8% Convertible debentures issued by Tissue, converted into 813,431 shares of common stock
     in May 1996                                                                                         950,000         --
4.5% Swiss Franc convertible debentures, 9,675,000 SF face amount, principal and interest
     due July 3, 2003                                                                                                   7,712,236
7.4% to 21% Capital lease obligations, monthly principal and interest payments ranging from
     $144 to $51,235, maturities ranging from August 1997 to January 1999                              1,393,612        1,262,267
Present value of notes payable, discounted at 8% and due in annual installments of principal and interest payments of $100,000, $200,000, $200,000 and $100,000 in fiscal 1995, 1996,
     1997 and 1998 respectively                                                                          468,012          285,368
Note payable in connection with the acquisition of Spectrum Medical Technologies, Inc.,
     ("Spectrum")  interest at the prime rate (8.25% at September 30, 1996) plus
     1%, principal  payments of $200,000,  $150,000,  $200,000 and $150,000 plus
     interest due in October 1995, April 1996, October 1996 and April 1997, respectively                 500,000          352,572
Bridge notes payable, interest accruing  at prime (8.25% at September 30, 1996) plus 2%                1,350,000        1,200,000
Other notes payable                                                                                       78,672          298,114
                                                                                                 ----------------  ---------------
                                                                                                       5,804,437       11,355,339
Less -- current maturities                                                                             2,474,265        2,523,533
                                                                                                 ================  ---------------
                                                                                                      $3,330,172       $8,831,806
                                                                                                 ================  ===============

         On July 3, 1996, the Company raised approximately $7.6 million, net of offering costs, through the issuance of 9,675 units in a convertible debenture financing. These units are traded on the Luxembourg Stock Exchange. Each unit consisted of a convertible debenture denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. The warrants are non-detachable and may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures accrues at a rate of 4.5% per annum and is payable quarterly in Swiss Francs. The convertible debentures may be converted by the holder or the Company commencing 90 days after July 3, 1996, at a conversion price equal to 100% to 77.5% of the price per share of the Company's common stock, calculated as defined. This conversion price decreases from the third anniversary to the seventh anniversary of the convertible debentures but in no event is less than $12.00 per share. In addition, the Company has the option to redeem these debentures after the third anniversary of there issuances.

         The Company is required to set up a mandatory sinking fund beginning on July 3, 2000 through July 3, 2004, for 25% of the aggregate principal amount of the convertible debentures..

11.      STOCKHOLDERS' EQUITY
         --------------------

  (a) Stock Options

         During the nine months ended September 30, 1996, the Company issued options to purchase 1,140,000 shares of common stock at prices ranging from $6.75 to $10.50 per share to several employees. Certain individuals also exercised stock options to purchase 524,902 shares of common stock at prices ranging from $0.40 to $3.50. The total proceeds received by the Company were $486,523.

  (b) Warrants

         During the nine months ended September 30, 1996, the Company issued warrants to purchase a total of 5,197,577 shares of the Company's common stock to certain officers, employees, consultants and preferred stock investors at prices ranging from $5.00 to $16.50 per share. In addition, certain warrantholders exercised warrants to purchase 2,549,039 shares of common stock at prices ranging from $0.60 to $7.69. The Company received total proceeds of $6,340,307 and a note receivable for $1,057,500 related to the exercise of the warrants.

  (c) Reserved Shares

         At September 30, 1996, the Company has reserved shares of its common stock for the following:

              Stock option plans                                      3,924,400
              Warrants                                                7,654,055
              Employee 401(k) plan                                      254,115
              Preferred stock                                         3,806,092
              Convertible debentures                                    867,800
                                                                 ---------------
                                   Total                             16,506,462
                                                                 ===============

  (d) Preferred Stock

         During the nine months ended September 30, 1996 the Company completed the following issuances of Convertible Preferred Stock

                                Number of                                                     Net
                Date             Shares                          Series                     Proceeds
        ------------------------------------    -------------------------------------------------------
        February 14, 1996             6,000     Series D Convertible Preferred Stock        $5,999,940
        April 17, 1996               10,000     Series E Convertible Preferred Stock        $9,488,200
        July 12, 1996                 6,000     Series F Convertible Preferred Stock        $5,999,940
        September 27, 1996           10,000     Series G Convertible Preferred Stock        $9,425,317


         In connection with the issuance of the Series D, E ,F and G Convertible Preferred Stock (the "Preferred Stock") the Company has issued warrants to purchase 1,928,058 shares of common stock at prices ranging from $7.50 to $16.00 per share. The conversion price for the Preferred Stock is equal to rates ranging from 80% to 85% of the average closing price of the common stock on ten consecutive preceding trading days, and subject to certain minimum and maximum conversion prices ranging from $4.50 to $16.00 per share. The Preferred stockholders are entitled to dividends at rates ranging from 4% to 8%, as defined in each of the Preferred Stock agreements. The Preferred stockholders also have preference in liquidation equal to $1,000 plus accrued but unpaid dividends and accrued but unpaid interest. Under certain circumstances, the Company has the option to redeem these shares at the redemption price defined in the agreement. During the three months ended September 30, 1996, 7,435 shares of Preferred Stock had been converted into 1,001,554 shares of common stock and the remaining Preferred Stock is convertible into 3,806,092 shares of common stock.

  (e) Dividends

         In certain circumstances the Company is prohibited from declaring or paying dividends other than stock dividends under the terms of the convertible debentures

         The Company is also prohibited from paying any dividends to the holders of common stock until all accrued and unpaid dividends have been paid or declared.

  (f) Adoption of Statement of Financial Accounting Standards No. 123

         SFAS No. 123 "Accounting for Stock Based Compensation" applies to all transactions in and reporting standards for stock based compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As of January 1, 1996, the Company adopted the provisions of SFAS No. 123 related to warrants issued to non-employees and the Company charged approximately $600,000 to operations for the nine months ended September 30, 1996, related to these warrants. In accordance with SFAS No. 123, the Company will continue to account for employee stock options or similar equity instruments as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company does not currently expect to adopt the accounting prescribed by SFAS No. 123; however, the Company will include the disclosures required by SFAS No. 123 as required in future consolidated financial statements.

12.      RELATED PARTY TRANSACTIONS
         --------------------------

  (a) Loans

         The Board of Directors have established a corporate loan policy under which loans may be granted to certain officers/stockholders/directors of the Company for amounts up to an aggregate of $800,000. All such loans must be collateralized by certain stockholdings of these individuals, as defined. At December 31, 1995 and September 30, 1996, $383,198 and $312,500, respectively, with accrued interest at the rate of 7% per annum, was outstanding to certain officers/stockholders/directors under the corporate loan policy.

         At December 31, 1995 and September 30, 1996, the Company had loans receivable in aggregate of $565,000 and $668,259, (including accrued interest of $59,259 at September 30, 1996), respectively, from two officers of Dynaco, which are evidenced by three promissory notes due on demand or by December 31, 1996, bearing interest at the rates ranging from prime (8.25% at September 30, 1996) to 8%. These loans receivable are collateralized with vested stock options in the Company owned by the officers with a market price in excess of the exercise price. As defined in the agreement, 100% of the then outstanding principal and accrued but unpaid interest must never be below the sum of the excess of the market price over the exercise price of the unexercised vested stock options.

         In connection with a loan receivable to an affiliated company that was paid during the third quarter of 1996, the Company received a warrant to purchase 289,790 shares of the affiliated company's common stock at $1.294 per share. The affiliated company completed its initial public offering and the Company exercised the above warrant and recognized an unrealized gain of $952,238, which is included in the consolidated statements of operations for the nine months ended September 30, 1996.

         At September 30, 1996, the Company had a note receivable of $1,267,338, (including accrued interest of $67,339) from a publicly-traded company of which certain directors of the publicly-traded company are also directors of the Company. This note bears interest at 10%. The Company expects this loan to be repaid in full in the next twelve months and has classified this note as current in the consolidated balance sheet at September 30, 1996.

         During the nine months ended September 30, 1996, the Company loaned a director of one of the Company's investment banks $1,057,500, represented by an unsecured note receivable, in connection with the exercise of stock warrants. This note bears interest at 7.75% per annum and is due on demand. The Company also has a note receivable from this director of $445,792, (including accrued interest of $10,896) at September 30, 1996, under the same terms as the notes described above.

         During the nine months ended September 30, 1996, the Company loaned $250,000, in the form of a note receivable, bearing interest at 10% per annum, to a company of which a director of Palomar is the chairman.

         It is reasonably possible that the Company's estimate that it will collect these loans within one year will change in the near term.

  (b) Investments

         In September 1996, the Company invested $500,000 in a limited partnership. A director of the limited partnership is also a director of the Company. The purpose of the general limited partnership is to invest and provide services to small and emerging growth companies. It is management's intention to attempt to sell the limited partnership investment over the next year, although there can be no assurance that this objective will be accomplished.

         The Company has a $500,000 equity investment in a privately-held technology company. A director of one of the Company's investment banks is also a director of this investee company.

         The Company has a consulting agreement with one director of the Company.

13.      PRO FORMA INFORMATION
        ---------------------

         The results of operations related to Spectrum have been included with those of the Company since April 5, 1995.

         The results of operations related to Inter-Connecting Products, Inc. ("ICP") have been included with those of the Company since September 5, 1995.

         The results of operations related to Intelligent Computer Technologies, Inc. ("ICT") have been included with those of the Company since September 18, 1995.

         The results of operations related to Comtel have been included with those of the Company since March 20, 1996.

         The operations of Dermascan were immaterial. Unaudited pro forma operating results for the Company, assuming the acquisitions of ICT, ICP, Spectrum and Comtel had been made as of January 1, 1995, are as follows:

                                                Three Months Ended                        Nine Months Ended
                                                   September 30,                            September 30,
                                        ------------------------------------      -----------------------------------
                                             1995                 1996                 1995               1996
                                        ----------------      --------------      ---------------    ----------------
     Revenue                                 $9,145,742         $25,070,970          $25,904,007         $49,533,990
     Net loss                              $(4,067,336)        $(3,979,412)        $(10,491,165)       $(19,243,214)
     Net loss per common share                  $(0.27)             $(0.16)              $(0.77)             $(0.80)


14.      COMMITMENTS
         -----------

         The Company has issued guarantees on behalf of several of its subsidiaries for payment of trade payables. The total amount guaranteed at September 30, 1996, was $5,160,970.

15.      REVENUE AGREEMENTS
         ------------------

         On July 19, 1996, the Company, through a wholly-owned subsidiary, signed a master services agreement with EquiMed. This exclusive agreement calls for the installation of certain of the Company's cosmetic lasers at all of EquiMed's wholly-owned centers. Revenues will be shared between the two companies.

         On June 14, 1996, the Company, through a wholly-owned subsidiary, signed a master services agreement with Medical Alliance, Inc. ("MAI"). This exclusive agreement calls for the use of the Company's cosmetic lasers in MAI's Mobile Medical Services business. Revenues will be shared between the two companies.

16.      SUBSEQUENT EVENTS
         -----------------

         Subsequent to September 30, 1996, the Company raised approximately $4.6 million, net of offering costs, through the issuance of 4.5% convertible subordinated promissory notes.

         On October 11, 1996, the Company loaned $500,000 to a privately-held medical company. A director of the privately-held medical company is also an employee of Palomar. The note bears interest at a rate of 8% per annum and is due on the earlier of the completion of a private placement by the privately-held company or October 11, 1997. In connection with this loan, the Company received 500,000 shares of common stock in the medical company.

         On October 24, 1996, the Company loaned $150,000 to a director of the Company under the Company's corporate loan policy. The note is due on demand and bears interest at the rate of 7% per annum. The loan is collateralized with vested warrants in the Company.

         On October 25, 1996, the Company loaned $1,000,000 to a privately-held company. A director of one of the Company's investment bankers is also a director of the privately-held company. The loan is due in November 1996 and bears interest at the rate of 18% per annum. The Company received a 5% origination fee which has been paid.








                      [This space intentionally left blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         For the three months ended September 30, 1996, the Company had revenues of $24,690,970 as compared to $5,868,190 for the three months ended September 30, 1995. The 321% increase in revenues from 1995 to 1996 is primarily the result of acquisitions, additional product lines and the transition of certain subsidiaries from the development stage to commercialization in both the medical and electronic business segments. Net revenues by the Company's business segments are as follows:

                                                Three months ended
                                                  September 30,
                                      ---------------------------------------
                                            1995                   1996
                                      -----------------       ---------------
    Medical                                 $1,544,293            $5,155,052
    Electronic                               4,323,897            19,535,918
                                      -----------------       ---------------
               Total                        $5,868,190           $24,690,970
                                      =================       ===============

         The increase in revenues for the Company's medical segment was principally attributable to $3.3 million of revenues generated by the Company's Tissue Technologies subsidiary during the three months ended September 30,1996, as compared to almost no revenues for the three months ended September 30, 1995, Tissue began commercial shipments of its product in the fourth quarter of 1995. Approximately $1.5 million of medical revenues were generated by the Company's Spectrum Medical Technologies, Inc. subsidiary in the three months ended September 30, 1996 as compared to only approximately $1.1 million of revenues for the three months ended September 30, 1995. This increase in revenues at Spectrum was due to the introduction and initial shipments of its EpilaserTM during the third quarter of 1996.

         The increase in revenues for the Company's electronics segment was attributable to approximately $9.2 million of revenues generated from the Company's Nexar subsidiary, which introduced its proprietary upgradeable PC in April of 1996, as compared to only approximately $51,300 of revenues generated from the sale of non-proprietary PC's during the three months ended September 30, 1995. The remaining increase in the electronics segment was due to $5.4 million of sales by Dynaco's Comtel subsidiary acquired in the first quarter of 1996.

         Gross margin for the three months ended September 30, 1996, was $3,961,047 (16% of revenues) versus $1,374,067 (23% of revenues) for the three months ended September 30, 1995. The increase in gross dollars was a result of the additional revenues generated from new products introduced during the three months ended September 30,1996 as discussed above. The decrease in gross profit percent is directly attributable to two factors: 1.) a decrease in yields at Dynaco due to an increase in production costs attributable to a change in Dynaco's product mix and 2.) underutilization of increased production capacity at Spectrum in preparation for the increased demand of its EpilaserTM in the fourth quarter of 1996 and in 1997. A portion of this decrease in gross margin percent was offset by an increase in gross margins attributed to the acquisition of Tissue which introduced its skin resurfacing laser to the commercial marketplace in the first quarter of 1996.

         Research and development costs increased to $1,639,712 (7% of revenues) for the three months ended September 30, 1996, from $1,297,384 (23% of revenues) for the three months ended September 30, 1995. This 26% increase in research and development reflects the Company's continuing commitment to research and development for both its medical and electronic business segments. In the Company's medical segment, the Company continues to focus its efforts to obtain FDA approval for hair prevention using the EpilaserTM, previously FDA approved for other dermatological applications, and to concentrate on the development of additional products for medical laser applications. In the electronics segment the Company's Nexar subsidiary continues to enhance and further develop its current proprietary upgradeable PC product in order to stay competitive in a rapidly changing high technology industry. In addition, the Company's Dynaco subsidiary began funding new process engineering and materials development, and has filed several patents for this process. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products, develops additional applications for its lasers and delivery systems and develops commercial applications for unique electronic interconnect packaging.

         General and Administrative expenses increased to $5,581,662 (23% of revenues) for the three months ended September 30, 1996, from $1,800,826 (31% of revenues) for the three months ended September 30, 1995. This 210% increase is primarily attributable to acquisitions, and the transition of certain subsidiaries from the development stage to commercialization. Also, the Company's growth through acquisitions has required increased administrative resources at the Company's corporate offices to oversee the growth of the Company's medical and electronic business segments. In the medical segment, the Company expanded its general and administrative support staff at Spectrum to accommodate the forecasted growth for the fourth quarter of 1996 and for 1997. In the electronics segment, the Company's Nexar subsidiary has expanded its executive, administrative and finance staffs to support Nexar's growing operations. The Company has continued to increase its support staffs in anticipation of several new product introductions in 1996. All of the Company's subsidiaries maintain their own general and administrative support staffs.

         Selling and Marketing expenses increased to $2,167,195 (9% of revenues) for the three months ended September 30, 1996, from $707,985 (12% of revenues) for the three months ended September 30, 1995. This 206% increase reflects expansion through acquisitions and new product lines. In the medical segment, this increase is attributable to the Company's Spectrum subsidiary increasing its sales and marketing expenditures to coincide with the addition of two new product lines. In the electronics segment, this increase reflects the change in focus of the Company's Nexar subsidiary from product development to selling and marketing proprietary upgradeable PC.

         Business Development and Other Financing Costs decreased to $477,380 (2% of revenues) for the three months ended September 30, 1996, from $658,314 (11% of revenues) for the three months ended September 30, 1995. This 27% decrease is attributable to the Company's focus on operations, product development and enhancements during the third quarter of 1996. The Company anticipates that it will continue to expend funds to raise additional sources of financing and to focus its efforts to acquire other technologies to broaden its scope of product applications and services in both the medical and electronic business segments.

         Interest expense increased to $510,107 for the three months ended September 30, 1996, from $416,889 for the three months ended September 30, 1995. This 22% increase is primarily the result of interest on convertible debentures redeemed in May 1996 and the issuance of the 4.5% Swiss Franc convertible debentures in July 1996.

         Interest income decreased to $643,898 for the three months ended September 30, 1996, from $688,709 for the three months ended September 30, 1995. This decrease is primarily the result of the interest income received from the collection of approximately $3.8 million of subscription receivables in the third quarter of 1995 partially offset by other investments made as a result of the Company's improved cash position during the third quarter of 1996.

         Other Income represents realized and unrealized trading gains of $1,820,311 for the three months ended September 30, 1996 and $160,597 for the three months ended September 30, 1995 . These gains resulted from the sale of certain marketable securities during the quarter. It is the Company's intention to continue to invest in trading securities, which may result in additional trading gains or losses in the future.

         Minority interest in loss of subsidiary decreased to $1,388 for the three months ended September 30, 1996, from $18,177 for the three months ended September 30, 1995.

         The Company has not recorded a deferred tax benefit for net operating losses as the utilization of such losses is uncertain.




                      [This space intentionally left blank]

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         For the nine months ended September 30, 1996, the Company had revenues of $49,153,990 as compared to $15,665,673 for the nine months ended September 30, 1995. The 214% increase in revenues from 1995 to 1996 is primarily the result of acquisitions, additional product lines and the transition of certain subsidiaries from the development stage to commercialization in both the medical and electronic business segments. Net revenues by the Company's business segments are as follows:

                                                Nine months ended
                                                  September 30,
                                      ---------------------------------------
                                            1995                   1996
                                      -----------------       ---------------
        Medical                          $   3,490,579          $ 12,780,664
        Electronic                          12,175,094            36,373,326
                                      -----------------       ---------------
                   Total                  $ 15,665,673          $ 49,153,990
                                      =================       ===============

         The increase in revenues for the Company's medical segment was principally attributable to $8.8 million of revenues generated from the Company's Tissue subsidiary during the nine months ended September 30,1996 as compared to only $19,000 for the nine months ended September 30, 1995. Tissue Technologies began commercial shipment of its product in the fourth quarter of 1995. Approximately $2.9 million of medical revenues were generated by the Company's Spectrum subsidiary during the nine months ended September 30, 1996, as compared to approximately $2.2 million of revenues for the nine months ended September 30, 1995. This increase in revenues at Spectrum was due to the introduction and initial shipments of its EpilaserTM during the third quarter of 1996.

         The increase in revenues for the Company's electronics segment was partially attributable to approximately $11.3 million of revenues generated from the Company's Nexar subsidiary which introduced its proprietary upgradeable PC in April of 1996, as compared to only approximately $264,000 of revenues generated from the sale of non-proprietary PCs during the nine months ended September 30, 1995. The remaining increase in the electronics segment was due to $11.6 million of sales by Dynaco's Comtel subsidiary acquired in the first quarter of 1996

         Gross margin for the nine months ended September 30, 1996, was $6,319,287 (13% of revenues) versus $3,839,954 (25% of revenues) for the nine months ended September 30, 1995. The increase in gross profit dollars was a result of the additional revenues generated from new products introduced during the nine months ended September 30,1996 as discussed above. The decrease in gross profit percent is attributed to a decrease in yields at Dynaco due to an increase in production costs attributable to a change in Dynaco's product mix combined with underutilization of increased production capacity at Spectrum in preparation for the anticipated increase in demand of its EpilaserTM in the fourth quarter of 1996 and for fiscal 1997. A portion of this decrease in gross margin percent was offset by an increase in gross margins attributed to the acquisition of Tissue which introduced its skin resurfacing laser to the commercial marketplace in the first quarter of 1996.

         Research and development costs increased to $5,731,009 (12% of revenues) for the nine months ended September 30, 1996, from $2,521,531 (16% of revenues) for the nine months ended September 30, 1995. This 127% increase in research and development reflects the Company's continuing commitment to research and development for both its medical and electronic business segments. In the Company's medical segment the Company continues to focus its efforts to obtain FDA approval for hair prevention using the EpilaserTM, previously FDA approved for other dermatological applications, and concentrate on the development of additional products for medical laser applications. In the electronics segment, the Company's Nexar subsidiary continues to enhance and further develop its current proprietary upgradeable PC product in order to stay competitive in a rapidly changing high technology industry. In addition, Dynaco began funding a new process engineering and materials development, and has filed several patents. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products, develops additional applications for its lasers and delivery systems and develops commercial applications for unique electronic interconnect packaging.

         General and Administrative expenses increased to $13,793,418 (28% of revenues) for the nine months ended September 30, 1996, from $4,203,362 (27% of revenues) for the nine months ended September 30, 1995. This 228% increase is primarily attributable to acquisitions and the transition of certain subsidiaries from the development stage to commercialization combined with the increased administrative resources required at the Company's corporate offices to oversee the growth of the Company's medical and electronic business segments. In the medical segment, the Company acquired Tissue and expanded it general and administrative support staff at Spectrum to accommodate the forecasted growth in the fourth quarter of 1996 and in 1997. In the electronics segment, the Company's Dynaco subsidiary acquired Comtel and formed Dynamem, Inc. Additionally, the Company's Nexar subsidiary has expanded its executive, administrative and finance staffs to support Nexar's growing operations. The Company has continued to increase its support staffs in anticipation of several new product introductions in 1996. All the Company's subsidiaries maintain their own general and administrative support staffs.

         Selling and Marketing expenses increased to $6,338,865 (13% of revenues) for the nine months ended September 30, 1996, from $1,696,154 (11% of revenues) for the nine months ended September 30, 1995. This 274% increase reflects expansion through acquisitions and new product lines. In the medical segment, this increase is attributable to the Company's Spectrum subsidiary increasing its sales and marketing expenditures to coincide with the addition of two new product lines. In the electronics segment, this increase reflects the change in focus of the Company's Nexar subsidiary from product development to selling and marketing its proprietary upgradeable PC.

         Business Development and Financing Costs increased to $2,419,476 (5% of revenues) for the nine months ended September 30, 1996, from $1,354,080 (9% of revenues) for the nine months ended September 30, 1995. This 79% increase is attributable to the Company's continuing acquisitions and financing activities. The Company anticipates that it will continue to expend funds to raise additional sources of financing and to focus its efforts to acquire other technologies to broaden its scope of product applications and services in both the medical and electronic business segments.

         Pooling-of-Interest expenses totaled $443,780 for the nine months ended September 30, 1996 and are comprised of professional fees associated with the merger of Tissue and the Company.

         Interest expense increased to $1,248,986 for the nine months ended September 30, 1996, from $899,394 for the nine months ended September 30, 1995. This 39% increase is primarily the result of the issuance of acquisition debt in April 1995 to purchase Spectrum, the issuance of 8% convertible debentures and the issuance of the 4.5% Swiss Franc convertible debentures in July 1996.

         Interest income increased to $1,847,345 for the nine months ended September 30, 1996, from $734,456 for the nine months ended September 30, 1995. This increase is primarily the result of interest received from subscriptions receivable and other loans and investments made as a result of the Company's improved cash position.

         Other Income represents realized and unrealized trading gains of $2,548,629 for the nine months ended September 30, 1996 and net realized and unrealized trading losses of $7,950 for the nine months ended September 30, 1995
 . The realized gains resulted from the sale of certain marketable securities during the year. It is the Company's intention to continue to invest in trading securities, which may result in additional trading gains or losses in the future.

         Minority interest in loss of subsidiary decreased to $47,059 for the nine months ended September 30, 1996, from $76,322 for the nine months ended September 30, 1995.

         The Company has not recorded a deferred tax benefit for net operating losses as the utilization of such losses is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had $24,305,339 in cash, cash equivalents and trading securities. During the nine months ended September 30, 1996, the Company generated approximately $3,276,380, $30,913,397, $7,669,441 and $6,876,830 in net proceeds from the sale of its common stock, the sale of its preferred stock, the issuance of 4.5% convertible debentures and the exercise of stock options and warrants, respectively.

         The Company's net loss for the nine months ended September 30, 1996, included the following noncash items: $2,380,297 of depreciation and amortization expense; $117,105 of interest expense relating to the amortization of the discounts on the convertible debentures; and $903,584 related to common stock and warrants issued to non-employees and consultants of which approximately $600,000 results from the issuance of warrants for services in accordance with SFAS No. 123.

         The Company anticipates that capital expenditures for the remaining three months of 1996 will total approximately $1,000,000. The Company will finance these expenditures with cash on hand or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise the funds.

         Dynaco has a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse up to a maximum commitment of $3,000,000. As of September 30, 1996, the amount of accounts receivable sold that remained uncollected totaled $1,160,709 net of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying consolidated balance sheet as of September 30, 1996. The interest rate on such outstanding amounts is the bank's prime rate (8.25% at September 30, 1996) plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets.

         Some of the  Company's  medical  products  businesses  are still in the development stage, with significant research and development costs and regulatory constraints that currently limit sales of its medical products. These activities are an important part of the Company's business plan. Due to the nature of clinical trials and research and development activities, it is not possible to predict with any certainty the timetable for completion of these research activities or the total amount of funding required to commercialize products developed as a result of such research and development. The rate of research and the number of research projects underway are dependent to some extent upon external funding. While the Company is regularly reviewing potential funding sources in relation to these ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or, if available, on terms satisfactory to the Company.

         The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies that are related to some of the directors and officers of the Company. In addition, the Company has made loans to various affiliated parties. See "Related Party Transactions". At September 30, 1996, the Company had $5,001,389 of such related party investments and loans.

         The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products segment, expand its electronic products segment, execute its acquisition business plan and fund ongoing operations. The Company believes that the cash generated to date from its financing activities and amounts available under its credit agreement will be sufficient to satisfy its working capital requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, strategic partnerships, additional bank financing, private debt and equity financing and other sources. The Company believes that it has adequate cash reserves or will be successful in obtaining additional financing in order to fund current operations in the near future.

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

         The Company's future operating results are dependent on its ability to develop, produce and achieve FDA approval for certain medical products and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services which meet customers' changing needs.

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

ITEM 5.  OTHER INFORMATION
         -----------------
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits

             Exhibit
               No.                                                     Title
          ---------------      ----------------------------------------------------------------------------------------
              10(ss)           Key Employment Agreement dated as of May 1, 1996, between the Company and Ronald G. Wheeland
              10(tt)           Certificate of Designation of Series F Convertible Preferred Stock dated, July 12, 1996
              10(uu)           Securities Purchase Agreement between the Company and The Travelers Insurance
                               Company, dated July 12, 1996
              10(vv)           Warrant to purchase Common Stock of the Company, dated July 12, 1996
              10(ww)           Certificate of Designation of Series G Convertible Preferred Stock, dated
                               September 26, 1996
              10(xx)           Subscription Agreement between the Company and Genesee Fund Limited, dated
                               September 26, 1996
              10(yy)           Registration Rights Agreement between the Company and Genesee Fund Limited, dated September 26, 1996
              10(zz)           Warrant to purchase Common Stock of the Company, dated September 27, 1996
             10(aaa)           Warrant Agreement between Palomar Medical Technologies, Inc. and American
                               Stock Transfer & Trust Co. as warrant agent, dated June 24, 1996
             10(bbb)           Palomar Medical Technologies, Inc. and American Stock Transfer & Trust
                               Company as  trustee,  Indenture  dated as of June 24, 1996, SF 25,000,000,
                               4.5% Convertible Subordinated Debentures due 2003

     (b)  Reports on Form 8-K.
         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on November 13, 1996.

                                      PALOMAR MEDICAL TECHNOLOGIES, INC.
                                      ----------------------------------
                                                (Registrant)



DATE:  November 13, 1996              By: /s/ Steven Georgiev
                                          -------------------------------------
                                          Steven Georgiev
                                          Chief Executive Officer and Chairman
                                          of the Board

DATE:  November 13, 1996                 /s/ Joseph P. Caruso
                                         --------------------------------------
                                         Joseph P. Caruso
                                         Vice President, Chief Financial Officer
                                         (Principal Financial Officer)