Form 10KSB
period 1996-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1997-04-11
CIK 881695

-i-

                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1996
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission file number: 0-22340

                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                                                 04-3128178
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

                     66 Cherry Hill Drive, Beverly, MA 01915
                     ---------------------------------------
                    (Address of principal executive offices)
                                 (508) 921-9300
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
------------------------------------------------------------
                                                        Name of each exchange on
         Title of each class                               which registered
         -------------------                            ------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its fiscal year ended December 31, 1996 were $70,098,443.

     As of March 20, 1997, 30,945,824 shares of Common Stock, $.01 par value per share, and 16,000 shares of Preferred Stock $.01 par value per share were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $195,345,514.

        Transitional Small Business Disclosure Format:  Yes          No     X
                                                            ----         -------

                       DOCUMENTS INCORPORATED BY REFERENCE


Documents                                                  Form 10-KSB Reference
---------                                                  ---------------------
Proxy Statement for the Annual Meeting of  Shareholders           Part III
to be held June 18, 1997

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Palomar Medical Technologies, Inc., a Delaware corporation, (the "Company" or "Palomar") was organized in 1987 to design, manufacture and market lasers, delivery systems and related disposable products for use in cosmetic and medical procedures. The Company currently operates in two business segments: medical products and services and electronic products. In the medical products segment, the Company manufactures and markets U.S. Food and Drug Administration ("FDA") approved ruby and CO2 lasers for hair removal, skin resurfacing and wrinkle treatment, among other things. The Company has and continues to develop ruby, pulse dye and diode medical lasers for use in clinical trials and is engaged in the research and development of additional laser products. The Company has expanded its efforts in the cosmetic laser area through a series of product development activities, acquisitions and strategic alliances that target patient self-pay procedures performed in doctors' offices and clinics. Principal among these are the development of the EpiLaserTM, a ruby laser system for removing unwanted hair. The laser hair removal, skin resurfacing and wrinkle treatment products are significant to the Company's strategic plan and are discussed in further detail below. The Company has entered into a number of research agreements with recognized research hospitals and clinical laboratories. The Company provides research funding, laser technology and optics expertise in return for licensing agreements to specific medical applications and patents as more fully described below. See "Patents and Licenses." Management believes that this method of conducting research and development provides a higher level of technical and clinical expertise than it could provide on its own, and in a more cost-efficient manner.

     In February 1997, Palomar Medical Products, Inc. ("Palomar Medical Products") was formed with the purpose of consolidating the management and operations of the medical products companies. In January 1997, the Company named an outside party as the President and CEO of Palomar Medical Products to oversee and manage the operations. Included in the Medical Products Group are the following companies; Spectrum Medical Technologies, Inc., Tissue Technologies, Inc., Star Medical Technologies, Inc., Dermascan, Inc. and Palomar Technologies, Ltd. (see "Formation of Palomar Technologies, Ltd."). Included as part of the medical business segment but excluded from the Medical Products Group is a newly formed, wholly owned subsidiary of the Company, Cosmetic Technology International, Inc., which intends to establish a worldwide network of cosmetic and dermatological laser sites with medical service partners (see "Formation of Cosmetic Technology International, Inc.").

     In September 1995, the Company established Palomar Electronics Corporation as a wholly-owned subsidiary of Palomar Medical Technologies, Inc. as part of a plan to separate the electronics and computer segments of the business from the medical laser segments of the business.

     In the electronic products segment, the Company's Nexar Technologies, Inc. subsidiary manufactures, markets and sells personal computers with a unique circuit board design that enables end users to easily upgrade and replace the microprocessor, memory and hard drive components, which management believes will decrease the level of technical obsolescence associated with most desktop personal computers in the market. Dynaco Corp. manufactures high density, flexible electronic circuitry for use in industrial, military and medical devices and is also introducing a number of proprietary products targeted to service the personal computer industry, including high density memory modules. These new proprietary computer memory modules double the memory capacity of traditional memory modules using the same interface. Comtel Electronics is a contract manufacturer which provides turnkey manufacturing and test services of electronic assemblies.

THE COMPANY'S STRATEGIC PLAN

     The Company's near-term strategy is to increase its focus on the medical segment portion of the business. The company believes that it can spin out companies in the non-core electronics segment in the form of publicly traded companies. The Company believes that with the attainment of FDA clearance for marketing and sales of its lasers for the treatment of hair removal, skin resurfacing, and wrinkle treatment, the medical segment of its business is positioned for success. The Company will continue to develop, acquire or license technologies that can be integrated into its current and proposed products in the medical business segment. Through its Cosmetic Technology International Inc. subsidiary, the Company will also focus on the services segment of the business. The Company intends to address very large markets incorporating its core technology with proprietary products and services and structure its operations to strive to be the low-cost producer and provider of these products and services. The Company intends to seek agreements or arrangements with other medical products and high technology companies in order to acquire technical and financial assistance in the research and development of such products and in the extensive experimentation and testing required to obtain regulatory approvals in the United States and elsewhere. The Company will continue to seek marketing and distribution agreements with established companies to enable it to market some of its products quickly and more efficiently and will also utilize and enhance a direct sales force.

     The Company has already begun to spin out Companies in its electronics segment. Management is currently evaluating various alternatives and methods for Dynaco Corp. and its subsidiaries, as well as CD Titles, Inc. Although the Company cannot guarantee successful completion of these publicly traded spinouts, the intention is to complete these transactions during 1997. In addition, the Company's subsidiary Nexar Technologies, Inc. (See "Formation of Nexar Technologies, Inc.") is in the process of completing its proposed initial public offering. Management anticipates that this initial public offering will be completed by mid-April 1997. However, the Company can in no way guarantee nor ensure successful completion of the initial public offering.

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

     The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies that are related to some of the directors and officers of the Company. See "Related Party Investments and Transactions."

RECENT FINANCING OF OPERATIONS AND INVESTMENTS

     The Company has financed current operations and expansion of its core business with short-term financial borrowings and investments through the private sale of debt and equity securities of the Company. The Company raised a total of $56,112,391 and $31,083,892 in such financings during the years ended December 31, 1996, and December 31, 1995, respectively. The Company anticipates that it will require substantial additional financing during the next twelve-month period. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities. Sales of securities to private investors are sold at a discount to the current or future public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register their securities for resale to the public at some future time. The Company increased its authorized shares on July 19, 1996 from 40,000,000 shares of common stock to 100,000,000 shares of common stock.
There can be no assurance that the Company will be successful in raising additional capital on favorable terms. See Notes 5 and 15 in the "Notes to Consolidated Financial Statements."

INCREASE IN OUTSTANDING SHARES

     As a result of financing activities, business developments, mergers and acquisitions, issuance of incentive stock options and warrants to purchase common stock to attract and retain key employees, the Company's issued and outstanding shares of common stock have increased to 30,596,812 at December 31, 1996. The Company also had additional reserved but unissued shares of common stock of 20,467,819 shares at December 31, 1996. The Company's issued and outstanding shares of common stock increased subsequent to December 31, 1996 to 30,996,283 shares with additional reserved but unissued shares of common stock of 20,061,274 shares as of February 21, 1997. A substantial number of the Company's reserved shares are registered and could be resold into the public market.

RELATED PARTY INVESTMENTS AND TRANSACTIONS

     The Company has entered into a number of transactions with related parties. To date, the Company has an aggregate of $5,076,751 of notes receivable and investments with related parties. Included in the aggregate amount are loans to certain officers, directors and key employees of $995,331; notes receivable to related parties of $464,153; a loan of

$1,100,000 to a public company of which a former director is the director and chief financial officer; an unsecured note of $604,653 to the Company's underwriter; and trading securities of $1,912,614 in a publicly traded company in which the chief executive officer is an approximately 13% owner. See Note 11 in the "Notes to Consolidated Financial Statements."

MEDICAL PRODUCTS SEGMENT
------------------------

BUSINESS DEVELOPMENTS

ACQUISITION OF STAR MEDICAL TECHNOLOGIES, INC.

     On July 1, 1993, the Company acquired 80% of the common stock of Star Medical Technologies, Inc. ("Star"), a development stage company formed on April 1, 1993. Star develops medical and commercial products using high power laser diodes. To date, Star has developed a number of medical diode laser prototypes under clinical investigation. The acquisition price was $600,000 in cash and five-year nonqualified stock options granted to certain officers of Star to purchase up to an aggregate of 100,000 shares of the Company's common stock at an exercise price of $1.78 (50% of the fair market value of the Company's common stock on July 1, 1993). In addition, during 1994, the Company acquired an additional 5% of the common stock of Star for cash payments of $970,000.

     In April 1996, the Company purchased the remaining 15% of the outstanding common stock of Star from its founders, bringing its ownership to 100%, in exchange for 217,943 shares of Palomar's common stock valued at $7.85 per share. This agreement restricts for a period of two years the sale of the Company's common stock issued in connection with this agreement. The purchase price has been recorded as additional goodwill and is being amortized over a period of five years. In connection with this agreement the original founders of Star have agreed to rescind all royalties due to them under a Rights Agreement dated July 1, 1993. To date, revenue from the Star subsidiary has not been significant.

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

FORMATION OF SPECTRUM FINANCIAL SERVICES LLC

     On June 30, 1995, Spectrum Financial Services LLC ("SFS"), a financial services leasing company and a minority- owned subsidiary of the Company, was formed. As of December 31, 1996 and 1995, the Company had funded the minority subsidiary with cash in the amount of $1,680,919 and $856,300 respectively. SFS arranges for financing of medical products sold by the Company. In addition, during 1996 as part of its business strategy, the Company aligned itself with Copelco Capital, one of the world's largest and most established leasing companies, to become the exclusive label leasing company for the Company's complete line of cosmetic lasers.

LICENSE AND RESEARCH AGREEMENT WITH MASSACHUSETTS GENERAL HOSPITAL FOR LASER HAIR REMOVAL

     In August 1995, the Company entered into an exclusive, worldwide, perpetual license for certain technology that applies to a patented method of delivering laser energy to treat unwanted hair. The Company also entered into a four-year agreement with the Massachusetts General Hospital ("MGH"), whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction invented by Dr. R. Rox Anderson, Wellman Laboratories of Photomedicine, MGH. As part of the agreement, MGH provided the Company with prior data already generated by Dr. Anderson with respect to the ruby laser device at MGH. This information was the basis for an application filed on December 8, 1995 with the FDA for approval of the Company's EpiLaser(TM) for treating unwanted hair. The Company is obligated to fund the clinical research in the aggregate amount of approximately $917,000 over the term of the contract. On August 18, 1995, the Company also entered into a worldwide exclusive license agreement with MGH. Upon completion of a valid product or service, or new uses (not related solely to hair removal) based on the findings of the clinical studies, the Company shall be given the first right of refusal to negotiate an exclusive or non-exclusive license agreement. As consideration for this license, the Company is obligated to pay MGH royalties of 5% of net revenue from product/services covered by valid patents licensed to the Company exclusively; 2.5% of net revenues of products/services covered by valid patents licensed to the Company non-exclusively; 1.25% of net revenues of products developed and exploited, not covered above and no less than 2.5% on the sale of any other laser using other technology as defined for the use of hair removal.

ACQUISITION OF TISSUE TECHNOLOGIES, INC.

     On May 3, 1996 the Company acquired 100% of Tissue Technologies, Inc. ("Tissue Technologies"), an Albuquerque, New Mexico based manufacturer of dermatology laser products, in exchange for 3,200,000 shares of the Company's common stock. The Company has accounted for this acquisition as a pooling-of-interest in accordance with Accounting Principles Board Opinion No.16. Tissue Technologies is engaged in the manufacture, marketing and sales of C02 laser systems used in skin resurfacing and treatment of wrinkles.

ACQUISITION OF DERMASCAN, INC.

     On July 18, 1996 the Company purchased 80 shares of common stock (80% of total issued and outstanding capital stock) of Dermascan, Inc. ("Dermascan")
from a Dermascan stockholder in exchange for 35,000 shares of common stock of the Company. The Company included these 35,000 shares in a registration statement that became effective February 28, 1997. In addition, the Company has agreed to pay the Dermascan stockholder an amount equal to the difference between $14.00 and $7.8125, the closing bid price on February 28, 1997. The agreement also includes a put right by the remaining 20% stockholder of Dermascan, which provides that, at any time after three years from the date of the agreement, the Company will be required to purchase the stockholders' 20% interest for $130,000 in cash. In connection with the agreement, the Company entered into a five year employment agreement with the President of Dermascan which guarantees annual payments of up to $125,000. Dermascan's operations prior to acquisition were not material. The Company has recorded the acquisition at the guaranteed stock price of $490,000 in total. Dermascan markets and sells electrology equipment and supplies to the electrology market. To date, the operations of Dermascan have not been significant.

FORMATION OF PALOMAR TECHNOLOGIES, LTD.

     On November 13, 1996, the Company formed Palomar Technologies, Ltd. located in Hull, England. This company was formed to establish a European resource to manufacture, sell and service laser products throughout Europe and provide a low-cost sourcing alternative for specialty components. Operations have not yet begun and will not begin until mid-1997. Through February 28, 1997, the Company has funded this subsidiary with $1,592,180 for the purchase and lease of its manufacturing facilities and the hiring of certain key employees.

FORMATION OF PALOMAR MEDICAL PRODUCTS, INC.

     On February 18, 1997, the Company formed Palomar Medical Products, Inc. for the purpose of consolidating the management and operations of the medical products companies. Included in the Medical Products Group are the following companies: Spectrum, Tissue, Star Medical, Dermascan and Palomar Technologies, Ltd.

MEDICAL SERVICES SEGMENT
------------------------

FORMATION OF COSMETIC TECHNOLOGY INTERNATIONAL, INC.

     On December 20, 1996, Cosmetic Technology International, Inc. ("CTI") was formed as a 100%-owned subsidiary of the Company. As of December 31, 1996 the Company had funded CTI with cash of approximately $650,000. CTI is a services company which intends to establish a worldwide network of cosmetic dermatological laser and medical device sites with medical services partners (both fixed and mobile) in key geographic locations. Each site will be provided a turnkey package of laser and medical device technology, equipment, training and service, operations personnel, strategic advertising and marketing programs, patient financial credit programs and management assistance. In early 1997, a binding letter of intent was completed with Columbia/HCA, a $20 billion company and one of the world's largest owners and operators of medical facilities, to establish revenue sharing sites throughout the country in existing Columbia/HCA facilities. During 1996 the operations of CTI were not significant.

MEDICAL PRODUCTS AND LASERS IN MEDICINE

     EPILASER PRODUCT FOR LASER HAIR REMOVAL

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

     Spectrum has developed a long pulse ruby laser, using its core ruby laser technology developed for tattoo removal and pigmented lesions, that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to effectively be absorbed by the hair follicle without being absorbed by the surrounding tissue. In March 1997 Spectrum received FDA clearance to sell and market the EpiLaser in the U.S. for hair removal. In July 1996 the Company received clearance from the FDA to sell and market the EpiLaser for a wide range of dermatological applications, not including hair removal. During April of 1996, clearance was given to market the laser-based hair removal system in Canada. This method of hair removal allows for selective destruction of the target follicle without harming the surrounding skin. The laser operates in the 20-25 J energy range, delivering fluences in the range of 10-50J/cm2 in a 3-ms pulse. The beam delivering system produces a round beam with a nearly flat-top energy distribution, thereby avoiding local hot spots. The hair-removal technology utilized by Palomar targets the pigment in a hair follicle and was developed by Dr. Rox Anderson at MGH. The laser incorporates a proprietary handpiece delivery system that enables the laser light to penetrate to the correct depth while at the same time limiting the amount of discomfort associated with the procedure. The laser light is pulsed at a rapid rate covering approximately one half square inch at each pulse. This treatment method allows for a large area of treatment over a short period of time.

     In an effort to find a way to allow the laser light to pass through top skin layers and be deeply absorbed in the hair follicle below, a contact handpiece applicator was developed by MGH and licensed to Spectrum on an exclusive world-wide perpetual basis. This unique delivery device is the key to the success and selectivity of the ruby based laser hair removal system. The Company believes this unique delivery system enables the user to address a potentially larger market than electrolysis currently does by offering to treat large areas of the body such as back, chest, abdomen, legs, arms and other areas. See "License and Research Agreement with Massachusetts General Hospital for Laser Hair Removal".

     THE HAIR-REMOVAL MARKET

     The market for laser-based hair removal is in its early stages and, as such, market segment information is only now being formulated. However, management believes that the current electrolysis market is a good model. Last year, more than one million women in the United States underwent treatment using electrolysis, spending on average more than $1,000 each, representing a market of approximately $1 billion annually. In addition, surveys indicate as many as 15% of men would also like to remove unwanted hair especially from back and chest areas. Electrolysis is the only proven commercially available method for the long-term removal of body hair. Other methods of hair removal include waxing, depilators, tweezing, depilatory creams and shaving, all resulting in only short-term hair removal.

         Electrolysis is a process in which an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle, which disables the hair follicle. The tiny blood vessels in each hair follicle are heated and coagulated, presumably cutting off the blood supply to the hair matrix or are destroyed by chemical action depending upon modality used. The success rate for electrolysis is variable depending upon the skill of the electrologist and always requires a series of treatments. Electrolysis is time-consuming, expensive and sometimes painful. There is also some risk of skin blemishes and a rising concern relating to needle infection. Since electrolysis only treats one hair follicle at a time and can only treat visible hair follicles, the treatment of an area as small as an upper lip may require numerous visits at an aggregate cost of up to $1,000. Although 70% of all electrolysis treatments are for facial hair, the neck, breasts and bikini line are also treated.

Because hair follicles are disabled one at a time, electrolysis is rarely used to remove hair from large areas such as the back, chest, abdomen and legs.

     Market surveys report that more than 70% of women in the United States employ one or more techniques for temporary hair removal from various parts of the body. Pulling hair from the follicle produces the longest term temporary results, but is painful and may cause skin irritation. A number of techniques are used to pull hair from the follicle including waxing, depilators and tweezing. In the waxing process, a lotion, generally beeswax-based, is spread on the area to be treated and allowed to harden, thereby trapping the hairs. The hardened film is then rapidly peeled off, pulling out the entrapped hairs. Depilators employ rotating spring coils or slotted rubber rolls to trap and pull out the hairs. Tweezing involves removing individual hairs with a pair of tweezers. Depilatory creams, which contain chemicals to separate hair from the follicle, frequently leave a temporary, unpleasant odor and may also cause skin irritation. Shaving is the most widely used method of hair removal, especially for legs and underarms, but produces the shortest term results. Hair bleaches do not remove hair, but instead lighten the color of hair so that it is less visible. A principle drawback of all of these methods is that they require frequent treatment.

     Preliminary studies using Spectrum's laser hair removal process demonstrated significant prolonged hair growth delay ranging from six to nine months to in excess of two years in some cases. In some cases, the hair is permanently removed following treatment with the EpiLaser. Potential benefits of laser hair removal include: treatment of larger areas in each treatment session, relatively painless procedure, reduced risk of scarring, non-invasive procedure, carries no risk of cross-contamination, and higher success rates than with previous methods.

     COMPETITION

     Currently, there are three other companies (ThermoLase (Division of Thermo Electron Corp.), Laser Industries, Ltd. and MEHL/Biophile International) that have FDA clearance for a laser-based hair removal system in the United States. ThermoLase, a publicly traded company, received clearance from the FDA in April 1995 to commercially market services using its laser-based hair removal system. The ThermoLase system uses a low-energy, dermatology laser in combination with a carbon based lotion that absorbs the laser's energy to disable hair follicles. ThermoLase opened up spas in California, Texas, Florida and Colorado. ThermoLase is also opening or plans to open additional spas, including in suburban Detroit, Michigan; Greenwich, Connecticut; Manhasset, New York; Minneapolis, Minnesota; and Palm Beach, Florida. As part of its commercialization strategy, ThermoLase plans to establish a network of ThermoLase-owned centers in major metropolitan areas in the U.S., third-party licensees in selected smaller U.S. markets and joint ventures in foreign markets. Laser Industries, Ltd., received FDA clearance in March 1997 to market its EpiTouchTM ruby laser for hair removal. The EpiTouchTM will be sold in the U.S. through Sharplan 2000, Inc., a joint venture of Laser Industries, Ltd. and MEHL/Biophile International Corp. MEHL/Biophile's wholly owned subsidiary, Selvec Acquisitions Corp., received FDA clearance in March 1997 to market its SLS CHROMOS 694 (R) long pulse ruby laser hair removal system.

     Several other companies have also indicated interest in developing and/or introducing hair removal devices in 1997, making laser hair removal the most competitive application within the cosmetic laser marketplace.

     As more companies complete development of cosmetic/medical laser products and/or receive FDA clearance it is expected that there will be a consolidation of companies within the industry via acquisitions, partnering arrangements or joint ventures. In February 1997, ESC Medical Systems announced a definitive stock swap agreement under which it would acquire Luxar Corporation, a privately held manufacturer of surgical lasers.

     MARKETING, DISTRIBUTION AND SERVICE FOR THE EPILASER

     Spectrum sells and markets the EpiLaser through an established network of distributors in the U.S. and worldwide and will also enhance and develop a direct sales force during 1997. Management feels that this combination allows for a level of coverage that is more than adequate to service all its major market segments. As part of Spectrum's marketing efforts, the sales force provides the doctors a level of local market support including in-office marketing brochures, advertising copy and clinical data in a marketing kit that the doctor uses to educate the doctors' patient base. Using this marketing approach, Spectrum is able to establish long term relationships with its customers providing Spectrum with an installed base of customers. This base of customers is an important factor in introducing new products to the market.

Spectrum provides for service in the U.S. through its own service organization with regional representation. Spectrum's international sales are serviced by its distributor network. All service technicians are trained by Spectrum. Spectrum's recommended preventive maintenance schedule provided by these trained technical representatives provides for a high level of product reliability.

     MANUFACTURING AND SUPPLIERS FOR THE EPILASER

     Spectrum's manufacturing operations consist of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Spectrum maintains control and manufactures key components in-house. The entire fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributors.

     Spectrum depends and will depend upon a number of outside suppliers for components used in its manufacturing process. Most of Spectrum's components and raw materials are available from a number of qualified suppliers. One critical component that is available through only one supplier is ruby rods. To date, the Company has not experienced, nor does it expect to experience, any significant delays in obtaining component parts or raw materials. Spectrum has expanded its manufacturing capabilities in the United States to satisfy projected demand and allow for manufacturing capacity for additional products. Spectrum is pursuing both CE mark and ISO 9001 Registrations to meet international standards needed to pursue European markets.

     TRU-PULSE(R) C02 LASER FOR SKIN RESURFACING AND TREATMENT OF WRINKLES

     Tissue Technologies manufactures and sells the Tru-Pulse Laser. In late 1995, Tissue Technologies received FDA clearance to sell and market its Tru-Pulse laser in the U.S. for skin resurfacing. To date, Tissue Technologies has shipped approximately 250 laser systems to dermatologists and other medical specialists worldwide. In October of 1996 Tissue Technologies received both CE Mark and ISO 9001 registrations, meeting the international standards that allow products to be sold and shipped primarily to European countries. On February 18, 1997, Tissue Technologies received additional clearance from the FDA to sell and market its Tru-Pulse Laser for the treatment of wrinkles, scar revision and burn debridement.

     The Tru-Pulse laser offers skin ablation as a means of reducing wrinkles. The laser uses certain patented C02 technology designed especially for skin ablation. The Tru-Pulse operates at 10,000 watts of peak power delivering 500 millijoules per pulse in a 65 microsecond pulse. The Tru-Pulse has the ability to deliver the required amount of energy in a relatively short pulse as compared to competitors' systems. The Tru-Pulse also has a unique beam profile. Most C02 lasers have a gaussion beam with a central hot spot. In contrast, the Tru-Pulse has a non-gaussion beam with power evenly distributed throughout its cross section. Clinical data suggests that the combination of these unique C02 laser properties may account for the shorter healing time and reduced erythema reported by doctors who use the Tru-Pulse.

     The Tru-Pulse is currently being sold through distributors in the United States as well as internationally. Tissue Technologies utilizes the same distributors as Spectrum Medical and is in the process of enhancing/utilizing a joint direct sales force within the Palomar Medical Products Group. The system is also sold to dermatologists, plastic surgeons and other medical specialists directly.

     MANUFACTURING AND SUPPLIERS FOR TRU-PULSE LASER

     Tissue Technologies' manufacturing operations consist of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Tissue Technologies depends upon a number of outside suppliers for components used in its assembly process. To date Tissue Technologies has not experienced any significant delays or other difficulties in obtaining parts or components. The Tissue Technology CO2 technology is based on recent technology advances and as such is yet to be optimized. Currently, the most critical component is manufactured by one supplier that has experienced problems in tube reliability. The Company is currently seeking other alternative tube suppliers as well as considering manufacturing and producing the CO2 tubes themselves, and believes that this reliability issue will be rectified during 1997.

     COMPETITION FOR TISSUE'S TRU-PULSE LASER

     Currently, there are three main competitors to the Tru-Pulse Laser: Laser Industries (Sharplan), Coherent, Inc. and Luxar (recently acquired by ESC Medical Systems.) Laser Industries and Coherent, combined, account for approximately 50% of the world market. The estimated U.S. patient services market for skin resurfacing and treatment of wrinkles is $500-plus million. The annual worlwide cosmetic skin resurfacing product laser market is estimated to be approximately $115 million. These numbers are expected to increase as "baby boomers" age into their 50's. Coherent had been pricing its UltraPulse System at the high end of the market with a high power laser that lists for $120,000, but recently introduced new models which are priced from $75,000 to $90,000. Tissue Technologies, Sharplan and Luxar average list price is $40,000 - $70,000.

     RUBY LASER FOR TATTOO REMOVAL

     In April 1995, the Company acquired all of the outstanding common stock of Spectrum. This acquisition provided the Company with an operating subsidiary concentrating on sales and marketing to the cosmetic laser market including dermatologists and plastic surgeons. The majority of Spectrum's sales in the past have been Q-Switched Ruby Lasers for tattoo removal and treating pigmented lesions, but in 1996 more than half of Spectrum's sales were from the newly developed EpiLaser. The EpiLaser will clearly be the focus in 1997, but the RD-1200 ruby laser for tattoo removal will continue to be marketed and sold as it is already approved for sale in the U.S., Japan and in certain other parts of the world. The basic ruby laser technology includes core laser technology that the Company believes is applicable to other lasers for additional applications. Spectrum sells and markets the RD-1200 through an established network of distributors and direct sales force in the U.S. and through distributors worldwide. Spectrum provides for service in the U.S. through its own service organization with regional representation. Spectrum's international sales are serviced by its distributor network.

     COMPETITION FOR SPECTRUM'S RUBY LASER FOR TATTOO REMOVAL

     Competition in the medical device industry is intense and technology developments are expected to continue at the rapid pace experienced over the past few decades. Spectrum relies on proprietary technology, performance, product features, price, reputation in the marketplace and its installed base as leverage to keep its competitive edge in the marketplace. Spectrum competes with other manufacturers, some with similar technology and others with competing technology. Some of these competitive companies have greater financial, marketing and technical resources than that of Spectrum. The Company anticipates competition for its tattoo removal laser will continue.

FUTURE PRODUCTS

     RELATIONSHIP WITH WELLMAN LABORATORIES

     Wellman Laboratories ("Wellman Labs"), the world's largest biomedical laser research facility and part of the MGH Laser Center located in Boston, Massachusetts, was created to oversee and speed the flow of biomedical laser research from the laboratory to patient care. Funded in part by a grant from the Department of Energy, the Laser Center brings together two strengths of MGH: its clinical departments and Wellman Labs. The MGH Laser Center works together with industry, academia, and the Department of Energy Laboratories to access information and technology across a broad spectrum of laser and medical capabilities.

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

     In 1994, the Company began a number of studies for the treatment of certain dermatologic conditions using its diode laser at Wellman Labs. In 1995, these studies were expanded to include the Company's ruby lasers for cosmetic procedures. The data associated with these treatments is currently being evaluated by Wellman Labs and the Company. The Company works closely with Dr. R. Rox Anderson, a recognized expert in laser tissue interaction and the inventor of a number of laser procedures in use today. The Company feels that these types of relationships are critical in developing effective products for widespread use in the market on a timely basis.

     DIODE LASER PRODUCT DEVELOPMENT

     BURN DIAGNOSIS SYSTEM - U.S. AIR FORCE CONTRACT

     In March 1994, the Company's Star subsidiary was notified that their proposal entitled "High Energy Diode Laser for Burn Diagnosis," submitted to the Phillips Laboratory Kirkland Air Force Base, New Mexico under DOD Solicitation
94.1 Topic AF94-110, had been selected for funding. The initial contract, a phase I Small Business Innovation Research Grant ("SBIR") for approximately $60,000, was completed.

     On June 21, 1994, Star was granted an exclusive worldwide license for the measurement of the Burn Depth in Skin from the Office of Technology Affairs at MGH.

     In March 1995, Star was granted a follow-on phase II SBIR contract with the U.S. Air Force, Phillips Laboratory, for the research and development of the burn diagnosis system. The aggregate contract value is approximately $743,000 over a two-year performance period. During the fiscal years ended December 31, 1996 and 1995, the Company recognized $281,991 and $307,000 of government contract revenue, respectively.

     In January 1996, Star began initial clinical testing of the burn diagnosis system at the Shriner Burn Center in Boston, Massachusetts and at the Augusta Medical Center in Augusta, Georgia in November 1996. The system is designed to illuminate the burn site with near infrared light from a diode laser and to image the blood flow using fluorescence from an FDA cleared dye as an aid to the doctor in determining the burn depth. The treatment of the burn differs greatly depending on the degree of burn. This technique has been licensed by MGH exclusively to Star. To date the system has been tested on five burn victims and has demonstrated the ability to detect the absence or presence of blood flow deep in the dermis. The Company expects that it may take several years before a commercial product for the measurement of burn depth is available.

     LASER TONSILLECTOMY RESEARCH AGREEMENT WITH THE NEW ENGLAND MEDICAL CENTER ("NEMC")

     In June 1994, the Company signed an agreement (the "NEMC Agreement") with the Otolaryngology Research Center for Advanced Endoscopic Applications at New England Medical Center, Boston, Massachusetts, to provide a research grant and to sponsor investigations and development of laser applications, advanced delivery systems and disposable products in the area of dye and diode laser applications in otolaryngology and related specialties. As defined under the NEMC Agreement, the Company will provide a total of $150,000 over a one-year period, of which $50,000 has been paid in the form of laser hardware and an additional $100,000 has been incurred through December 31, 1995. The parties have reached an understanding that the Company will obtain ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any inventions developed with the grant funding. In August 1994, the NEMC Agreement was amended to support animal testing with one of the Company's diode lasers in connection with performing tonsillectomies. The Company has provided funding of $54,813 and $36,534 for the years ended December 31, 1995 and 1996 respectively. The Company intends to fund human clinical studies in this area over the next twelve-month period. The Company expects that it may take several years before a commercial product for tonsillectomy is available.

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

     U.S. ARMY CONTRACT

     During 1995, the Company entered into a two-year cost plus fixed fee contract with the U.S. Army. The contract provides for the Company to investigate Compact, Wavelength Diverse, High Efficiency Solid-State Dye Lasers and is valued at $3,555,223. Revenue on the contract is recognized as costs are incurred. During the fiscal years ended December 31, 1995, and December 31, 1996 the Company recognized $1,305,542 and $190,694, respectively, of government contract revenue. The Company does not anticipate this research will result in a commercial product within the next few years. The Company has submitted to the U.S. Army a draft Novation Agreement in which it seeks to have this contract novated to Physical Sciences, Inc. ("PSI"). If the contract is novated to PSI, upon completion of the contract, PSI has agreed to offer the Company a right of first refusal for a commercial license to sell, manufacture or otherwise dispose of solid-state dye laser technology as developed by PSI under the contract for use in medical products.

     THROMBOLYSIS AGREEMENT

     On September 10, 1993, the Company entered into the Baxter Agreement with the Edwards LIS Division of Baxter. Under the Baxter Agreement, the two companies intend to develop, market, and sell an integrated system utilizing lasers and catheters for the removal of blood clots. Baxter is responsible for sales and marketing of the product after FDA clearance and the Company is responsible for the development and manufacture of the product. Following FDA clearance the Company will receive 80% of the net sales for laser equipment and 50% of the net sales for catheter and disposable components. Prior to FDA clearance, the Company will receive 100% of the revenue received from the laser and the catheter. Under the Baxter Agreement, Baxter licensed its proprietary technology to the Company, and the Company cross-licensed its technology to Baxter. The Company also granted to Baxter a license to sell and market products incorporating such technology. Baxter agreed to transfer its interest in the agreement to ACS, a division of Eli Lilly, as part of a purchase by Eli Lilly of the Baxter LIS division. Eli Lilly subsequently sold ACS to Guidant Corp. In January 1997, Palomar became an equity partner in the formation of a new company, LaTIS, Inc., created to use Palomar's Laser Thrombolysis technology to develop a pulsed-dye laser system for treating stroke. With the formation of this new venture, Laser Thrombolysis is no longer part of Palomar's strategic agenda, although the Company can still derive the benefits from its research by potentially being the laser supplier for this large market.

     PATENTS AND LICENSES

     On February 24, 1993, the principals of the Company's Star subsidiary applied for a patent. This application was subsequently transferred to Star in connection with the technology underlying the use of a high powered diode laser for the treatment of psoriasis and other derma vascular malformation. The patent was issued on June 18, 1996. On June 22, 1995, the NEMC filed a patent for Coagulation Laser Tonsillectomy. The patent was issued on May 28, 1996. Star has applied for additional patents regarding the design and use of high powered diode lasers. The Company has exclusive rights to the NEMC patent. MGH has filed a number of patents surrounding technology involving laser hair removal. The first patent was issued on January 21, 1997. The Company has licensed this laser hair removal technology from MGH in accordance with a certain license and research agreement as previously discussed.

     The Company intends to pursue certain applications of laser technologies, and is aware of patents relating to laser technologies used in those applications. If those patents are valid and enforceable, they may be infringed by the Company. If the Company's current or proposed products are, in the opinion of patent counsel, infringing on any of these patents, the Company intends to seek non-exclusive, royalty-bearing licenses to such patents.

     The Company has obtained opinions of counsel that the Company is not infringing on patents held by others; however, these opinions have not been challenged in court.

         In March 1997, Selvac Acquisitions Corp. ("Selvac") filed a complaint in the United States District Court for the District of New Jersey alleging, among other things, that the EpiLaser infringes a patent held by Selvac. The Company filed an action against Selvac's parent MEHL/Biophile in the United States District Court for the District of Massachusetts in October 1996 seeking, among other things, a declaration that the Company does not infringe Selvac's patent and that Selvac's patent is invalid, void and unenforceable. See "Item 3. Legal Proceedings." Other than the Selvac action, the Company has not been notified that it is currently infringing on any patents nor has it been the subject of any patent infringement action. Defense of a claim of infringement is costly and could have a material adverse effect on the Company's business, even if the Company were to prevail.

     The United States Patent and Trademark Office has granted certain patents covering basic laser technology to Dr. Gordon Gould, an individual not affiliated with the Company. In October 1988, Dymed, the Company's predecessor, entered into a License Agreement with Patlex Corporation ("Patlex") whereby Dymed was granted a worldwide non-exclusive license to several laser related patents developed by Dr. Gould and assigned to Patlex ("Dymed Agreement"). In exchange for payment of royalties, Patlex granted to Dymed the right to manufacture lasers using its patented technologies until the expiration of its patents and agreed not to sue the Company or any of its customers for infringement of the licensed patents. In January 1992, the Company entered into a new Patent License Agreement with Patlex (the "Patlex Agreement") that superseded the Dymed Agreement. Under the terms of the Patlex Agreement, the Company is required to pay, during the term of the applicable licenses (which are for the life of the patents covered), royalties of 5% of the "net selling price" (as defined therein) of lasers which are manufactured, used or sold by the Company, and incorporate Patlex's patent rights. These patents expire on various dates through May 4, 2005. During the years ended December 31, 1996 and 1995, the Company recorded $167,000 and $620,000, respectively, of royalty expense relating to this agreement.

GOVERNMENT REGULATION

     All medical devices are subject to FDA regulation under the Medical Device Amendments of the United States Food, Drug and Cosmetics Act (the "FDA Act"). The Company's business, financial condition and operations are critically dependent upon timely receipt of FDA regulatory clearances.

     FDA CLEARANCE STATUS FOR COSMETIC LASER PRODUCTS

     The FDA clearance process in dermatology may be accomplished through a pre-market approval ("PMA") or under Section 510(k) of the FDA Act. Based upon discussions with several experts familiar with the FDA clearance process, management believes that the appropriate FDA clearance process for most dermatology laser systems is via the 510(k) process which historically has required less clearance time than the PMA clearance process. The Company is subject to FDA regulation governing the use and marketing of medical devices.

     In December 1995, the Company filed an application for clearance with the FDA to commercially market the EpiLaser system pursuant to the FDA's 510(k) process. The data submitted in the filing was based on clinical information obtained at Wellman Laboratories under the direction of Dr. R. Rox Anderson. The purpose of the data was to illustrate the safety and effectiveness of using a ruby laser for removing unwanted hair. In March 1997 the Company received FDA clearance to sell and market the EpiLaser in the U.S. for hair removal. In July 1996 the Company received clearance from the FDA to sell and market the EpiLaser for a wide range of dermatological applications, not including hair removal. The Company's other FDA cleared lasers include the Tru-Pulse for skin resurfacing and treatment of wrinkles and the RD-1200(TM) Q-switched ruby laser for treatment of age spots and tattoos. In the event the Company changes laser specifications of its lasers, it may be required to obtain FDA clearance pursuant to a new 510(k) application.

     OTHER GOVERNMENT APPROVALS FOR MEDICAL PRODUCTS

     In order to be sold outside the United States, the Company's products are subject to FDA permit requirements that are conditioned upon clearance by the importing country's appropriate regulatory authorities. Many countries also require that imported products comply with their own or international electrical and safety standards. In November 1992, the Company obtained approval certifying compliance with certain international electrical and safety regulations applicable to its pulsed dye laser. Additional approvals may be required in other countries. The Company has yet to apply for international approval for its diode laser for use in cosmetics and dermatology. In October 1996, Tissue Technologies received both CE Mark and ISO 9001 registrations, meeting international standards that allow the Tru-Pulse laser to be sold and marketed in certain European countries. Another significant certification the Company will pursue will be Shonin, which allows sales and marketing of the Company's lasers in Japan.

         The Company is subject to the laser radiation safety regulations of the FDA Act administered by the National Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute appropriate operation manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes of lasers (based on the level of radiation from the laser). In addition, various warning labels must be affixed to the product and certain protective devices must be installed, depending upon the class of product. Under the FDA Act, the Company is also required to register with the FDA as a medical device manufacturer and is subject to inspection on a routine basis by the FDA for compliance with Good Manufacturing Practice ("GMP") regulations. The GMP regulations impose certain procedural and documentation requirements upon the Company relevant to its manufacturing, testing and quality control activities. The CDRH is empowered to seek fines and other remedies for violations of these regulatory requirements. The Company believes that it is currently in compliance with these regulations.

ELECTRONIC PRODUCTS SEGMENT
---------------------------

BUSINESS DEVELOPMENTS

     ACQUISITION OF DYNACO CORPORATION

     On February 9, 1994, the Company acquired substantially all of the assets and business of Dynaco Corp. ("Dynaco"), Tempe, AZ, for $1,300,000 in cash and the assumption of approximately $6 million in liabilities. At the time of the acquisition, Dynaco had been operating under Chapter 11 of the U.S. Bankruptcy Code. Dynaco now operates as a wholly-owned subsidiary of the Company and is a manufacturer of high density flexible electronic circuitry with commercial and government applications. The flexible circuit technology utilized by Dynaco offers advantages over traditional circuit board technology in applications where space constraints and performance specifications demand compact packaging and a high level of reliability. Dynaco has developed a number of unique products using the flexcircuit core technology that it plans to market over the next twelve months.

     FORMATION OF NEXAR TECHNOLOGIES, INC.

     On March 7, 1995, the Company formed Nexar Technologies, Inc. ("Nexar), a wholly-owned subsidiary. Nexar is an early stage company which manufactures, markets, and sells personal computers with a unique circuit board design that enables end users to upgrade and replace the microprocessor, memory and hard drive components. Nexar markets its products using various proprietary brand names through multiple channels of distribution, including the wholesale, retail and direct response channels. Revenue recognized during 1996 was $18,695,364.

     On December 20, 1996, Nexar filed a registration statement with the SEC relating to an initial public offering of 2,500,000 shares of its common stock for its own account, as well as shares held by Nexar shareholders. The estimated price per share of the proposed offering is $9.00 to $11.00. Following the offering, Palomar will beneficially own approximately 67% of Nexar's common stock subject to a contingent repurchase right of the Company at a nominal price per share in the event that Nexar does not achieve certain performance milestones set forth in an agreement between Nexar and Palomar, and shares of Nexar common stock which Palomar may acquire upon conversion of shares of Nexar Convertible Preferred Stock. The Company anticipates that the offering will be completed by mid-April 1997. However, the Company can in no way guarantee nor ensure successful completion of the initial public offering.

     FORMATION OF DYNAMEM, INC.

     On September 29, 1995, Dynaco formed a new company called Dynamem, Inc. ("Dynamem") with an outside party who is a joint owner of the patent underlying certain FRAMM technology (a technology utilized to package two rigid-flex printed circuit boards in the same slot arrangement that customarily houses a single board). The joint owner became an employee of the new subsidiary, Dynamem. Dynamem issued 80% of its authorized and outstanding capital stock to Dynaco and the remaining 20% to the joint owner. The joint owner granted Dynamem a non-exclusive license to manufacture, use, sell and sublicense the patented FRAMM technology in exchange for certain royalty payments. The royalties are guaranteed by Dynaco. Dynaco and the joint owner also entered into a stockholders' agreement which grants the joint owner the right, upon the earlier of December 29, 2000 or the termination of his employment with Dynamem, to require Dynaco to purchase a total of 75% of the securities owned by the joint owner in Dynamem. In addition, if the Company purchases the joint owner's shares, the joint owner may elect to receive between 35% and 100% of the purchase price in the form of common stock of the Company.

     LICENSE AGREEMENT WITH TECHNOVATION COMPUTER LAB, INC.

     Nexar's current PCs are shipped with motherboards based on technology licensed from Technovation Computer Lab, Inc. ("Technovation"), a Nevada corporation which, to the best of the Company's knowledge, is owned by Babar I. Hamirani, a former executive officer of Nexar whose employment was terminated on November 29, 1996. The Company has agreed to acquire all such technology and a patent application related thereto, and settle all claims between Mr. Hamirani and Nexar, no later than the closing of Nexar's initial public offering pursuant to the Asset Purchase and Settlement Agreement by and among Mr. Hamirani, Technovation, Nexar and the Company dated as of February 28, 1997 (the "Asset
Purchase and Settlement Agreement"). Pursuant to the Asset Purchase and Settlement Agreement and a separate asset purchase agreement between the Company and Nexar, the Company will first acquire the subject technology and then convey such technology to Nexar.

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

     ACQUISITION OF CD TITLES, INC.

     On July 13, 1995, CD Titles, Inc. ("CD Titles") was incorporated with the Company owning substantially all of CD Titles' common stock. Certain minority stockholders of CD Titles loaned CD Titles a total of $600,000. On July 31, 1995, CD Titles purchased certain assets and assumed certain liabilities of CDRP, Inc. The purchase price consisted of $625,000 in cash and a $600,000 note due September 30, 1995, which was guaranteed by the Company. The notes to minority stockholders and CDRP, Inc. were repaid in December 1995 with 386,144 shares of the Company's common stock. CD Titles is a CD ROM publishing company which distributes various materials on CD ROM through personal computer wholesale channels in the United States.

     ACQUISITION OF COMTEL ELECTRONICS, INC.

     During 1996, Dynaco acquired 80.32% of Comtel Electronics, Inc. ("Comtel") by converting a $100,000 note receivable into equity of Comtel and paying $27,500 in cash. Effective December 31, 1996, as part of a recapitalization of Comtel, Dynaco exchanged $2,200,000 in intercompany receivables from Comtel issued by Comtel to fund its operations for an additional 16.98% ownership in Comtel, resulting in Dynaco owning 97.3% of Comtel. The remaining 2.7% ownership is held by two individuals. This acquisition has been accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the Company has allocated the purchase price based on the fair market value of assets acquired and liabilities assumed. The results of Comtel have been included with those of the Company since March 20, 1996.

     Comtel has entered into a five-year agreement with New Media, Inc. ("New Media") whereby New Media subcontracted to Comtel all of its manufacturing and assembly business over the contract term. On April 5, 1996, Palomar invested $2,690,000 in New Media Series E Preferred Stock and common stock and loaned New Media an additional $1,000,000. Palomar also received a warrant to purchase 200,000 shares of common stock in New Media at $1.20 per share. Palomar has accounted for this investment under the cost method.

     On February 14, 1997 Palomar invested an additional $1,200,000 and converted its $1,000,000 note plus accrued interest totaling $76,931 into New Media Series F Preferred Stock. In addition, Palomar also entered into a settlement agreement together with Lucent Technologies and New Media whereby Palomar agreed to purchase 33,000 LapTalk(TM) speaker/microphone products from Lucent Technologies and New Media for $1,200,000, which was paid March 1997.

     During the twelve months ended December 31, 1996 Comtel had sales to New Media of $15,664,967. At December 31, 1996, $4,896,632 of accounts receivable was due from New Media, of which $2,475,929 was collected through March 20, 1997.

GENERAL

     Through its wholly-owned subsidiary Nexar, PEC is marketing and manufacturing a new family of personal computers that incorporates user-oriented printed circuit boards and computer chassis designs that allow an end-user to conveniently alter or upgrade the computer's processor, memory and hard drive capacity, thereby reducing the rate of obsolescence in the rapidly changing and technology-driven arena of personal computers. Nexar offers PCs to its resellers without the CPU, RAM, cache and hard drive pre-installed, allowing them to configure the PC with their customers' choice of components. Unlike other upgradeable or modular computers, Nexar PCs are not based on a proprietary architecture. Industry standard components can be used. The customer, not the manufacturer's technicians, is in control of enhancements to the system. The removable hard drive is a feature that is particularly desirable where security is an issue or when a user wants portable data to go. It also makes possible the use of multiple operating systems on a single PC. See "Formation of Nexar Corporation".

     PEC, through its wholly-owned subsidiary Dynaco, designs, develops and manufactures interconnect products, principally flexible circuits, for electronic systems. Dynaco currently designs flexible interconnect solutions for complex military and commercial applications where high reliability, precision tolerances and multilayer packaging are important. Dynaco's traditional customers serve diverse markets, including the defense, aerospace, electronics and telecommunications industries. Dynaco has recently developed two new, lower-cost flexible circuit products which it believes will enable it to develop more cost-effective interconnect solutions for commercial applications. Comtel, which is a majority owned subsidiary of Dynaco, is a contract manufacturer that specializes in thin core and high density surface mount assemblies for the computer and telecommunication industries. Dynaco, through its majority-owned subsidiary Dynamem, has developed, and plans to manufacture and market to the personal computer industry, foldable rigid assembly memory modules which it believes will have between 50% and 100% more memory capacity than currently available memory modules.

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

     Nexar believes that aggressive channel expansion played an important role in the demise of many second and third tier personal computer manufacturers. Since 1995, many first tier manufacturers have expanded their channels of distribution to include national distributors, mass merchants, computer superstores, office superstores, end-user direct sellers and wholesale buying clubs. Prior to 1992, these channels were almost exclusively the domain of the second and third tier manufacturers. The channel expansion of the top tier manufacturers reduced the available retail shelf space for second and third tier manufactures through these once alternative channels. Consequently, second and third tier suppliers, which compete primarily on the basis of price and availability, are facing ever-increasing competition.

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

     LEVERAGE NEXAR'S XPA(TM) (CROSS-PROCESSOR ARCHITECTURE) TECHNOLOGY.

     Nexar develops, manufactures and markets high-performance, competitively-priced desktop personal computers (PCs) based on patent-pending technologies. Unlike conventional PCs, Nexar systems permit an end user to easily upgrade or switch important components of the PC to accommodate emerging and future technologies resulting in a significant extension of the computer's useful life. Nexar sells a high-performance system which is typically shipped to resellers without the key system defining components (microprocessor, memory and hard drive), but which is otherwise fully configured. This approach:

          Enables the end-user, whether corporate or individual, to buy a system configured exactly to that customer's technical and budgetary requirements and, later, to easily upgrade the PC's key components with industry-standard products;

          Enables Nexar's channel resellers to reduce their exposure to inventory depreciation caused by rapid advances in technology and frequent price reductions of the key system components, which typically account for more than 50% of the cost of a PC;

          Enables Nexar's resellers to compete with direct marketers, such as Dell Computer and Gateway 2000, because a Nexar PC provides resellers with the ability to promptly deliver a custom-configured, high performance PC at a competitive price;

          Enables Nexar to maintain profit margins unaffected by the forecasting risks borne by conventional PC manufacturers who operate within a several-month-long cycle from component procurement to assembly to date-of-sale, all conducted in an environment of rapid technological advances and frequent price reductions.

     Nexar's current PCs are based on an industry standard, open architecture design, co-engineered by HCL Hewlett Packard LTD., which allows the central processing unit (CPU), random access memory (RAM), and cashe memory to be replaced by end-users without technical assistance and without opening the entire chassis. Nexar's current model accepts Intel Corporation's Pentium and compatible CPUs, including the recently released Pentium processor with MMX multimedia extension technology. Nexar PCs also include, as a standard feature, a removable hard drive, permitting its replacement and the further advantages of increased data portability and security, and the use of multiple operating systems in a single PC. The Nexar PC is configured with the following components: system chassis with removable side panels, custom designed motherboard, power supply, video controller, input/output controller, floppy disk drive, caddy for removable hard disk, keyboard, mouse, and hardware manuals. Nexar occasionally includes additional components, including the key system defining components (CPU, memory and hard drive) and peripherals such as monitors and modems at the customer's request. Nexar PCs sold by resellers fully configured have list prices generally ranging from $1,200 to $2,500, depending upon the components included.

     Nexar's objective is to become the industry leader in designing and marketing PCs with technology that enables resellers and end-users, in an easy and cost-effective manner, to upgrade and transition the CPU and the other key system defining components in accordance with the known and anticipated roadmaps of various makers of fundamental and leading-edge PC technology. Accordingly, Nexar has developed and will soon market a new generation of PCs featuring the Company's patent-pending Cross-Processor ArchitectureTM (Nexar XPATM ) in which any one of the several state-of-the-art CPUs can be initially included or later installed, including Intel's Pentium or Pentium Pro and Compatible CPU's. The Nexar XPATM technology will also accommodate microprocessors based on other technologies, such as the Alpha CPU made by Digital Equipment Corporation or the PowerPC processor offered jointly by IBM, Motorola, and Apple Computer.

     ENGAGE IN PRIVATE LABELING.

     Nexar believes that as personal computer users become increasingly computer literate, they will tend to shift away from branded products and towards private label products. Nexar anticipates that contemporary technology and design, upgradability, value, reliability and system flexibility will continue to be essential requirements, but the method of presentation and product distribution will adapt to satisfy the requirements of resellers and users alike. A primary component of Nexar's overall channel strategy is to bypass the OEM and provide custom, private label systems directly to major channel resellers. Nexar believes that there will be a proliferation of private label personal computers by channel resellers, and that private label branding will become an increasingly standard practice in various reseller channels. Nexar intends to be one of the first manufacturers to capitalize upon this opportunity.

     EXPLOIT SPECIALIZED GOVERNMENT MARKETS.

     Nexar believes that, in addition to the other advantages of Nexar PCs and the increased security and other benefits of the removable hard disk drive described herein, the Nexar PC is particularly appealing to many government buyers because the time required for ordering entirely new systems is often prohibitive under government regulations, while component parts can be more timely requisitioned, thereby allowing a government office to more easily remain technologically current. In 1996, Nexar recognized approximately 66% of its total year revenue from Government Technology Services, Inc. (GTSI), a leading supplier of desktop systems to the U.S. government.

     COMPETITION

     The desktop PC industry is intensely competitive and may become more so as the result of, among other things, the introduction of new competitors (including large multi-national, diversified companies) and possibly weakening demand. Nexar currently competes in the desktop PC market principally with Acer, Apple Computer, Compaq Computer, Dell Computer, Gateway 2000, Hewlet-Packard, IBM and Packard Bell NEC. In addition, Nexar plans to compete in the network server market by late 1997 with established companies such as ALR, Compaq, Dell, Hewlett-Packard and IBM. All of these companies have stronger brand recognition, significantly greater financial, marketing, manufacturing, technological and distribution resources, broader product lines and larger installed customer bases than Nexar. Principal competitive factors include product features, product performance, quality and reliability, the ability to deliver product to customers in a timely fashion, customer service and support, marketing and distribution capabilities and price. The ability of Nexar to compete successfully will depend on factors within and outside its control, including the acceptance of its Nexar XPA(TM) system and general market and economic conditions.

     MANUFACTURING AND SUPPLIERS

     Nexar's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Most of these components are generally available from multiple sources; however, Nexar relies on two outside contractors to manufacture motherboards used in PCs and plans to rely on a sole outside contractor to manufacture the motherboards to be used in its planned server product. In addition, Nexar relies on a single supplier to produce its customized chassis and has several other single supplier relationships for less critical components. In some cases, alternative sources of supply are not readily available for some of Nexar's single sourced components. Nexar occasionally experiences delays in receiving certain components, which can and has caused delays in shipment of products.

     ENVIRONMENTAL CONTROLS AND GOVERNMENT CERTIFICATIONS

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

     INTELLECTUAL PROPERTY

     Nexar has rights to two pending patent applications covering the essential technology which enables the easy installation, removal and replacement of key components in the Nexar PC. Nexar filed a patent application in late 1996 covering its proprietary Nexar XPATM technology, which is expected to be used in Nexar's PCs by mid-1997. Also Nexar has agreed to acquire, no later than the closing of its initial public offering, a patent application originally filed in March 1995 together with the related technology which is currently included in Nexar's PCs under an exclusive license agreement.

DYNACO CORP. BUSINESS INTRODUCTION

     DYNACO CORP. ("DYNACO")

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

     Dynaco currently designs flexible interconnect solutions for complex military and commercial applications where high reliability, precision tolerances and multilayer packaging are important. Dynaco's traditional customers serve diverse markets, including defense, aerospace, electronics, telecommunications, global positioning systems navigation, medical electronics, interactive displays and semiconductor wafer fabrication equipment. For example, Dynaco's products have been used in guidance systems for the Tomahawk and AMRAAM missiles, and Dynaco has developed applications for lasers, night vision systems, digital imaging and engine monitoring controls.

     FLEXIBLE INTERCONNECT SUBSTRATE INDUSTRY BACKGROUND

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

     Dynaco believes that its multilayer flexible circuits offer the following advantages over rigid printed circuit boards and ceramic substrates for sophisticated, compact electronic equipment:

          Flexible circuits are thinner and better able to conform to smaller volumes and unusual container shapes;

          Flexible   circuits   allow   3-dimensional   interconnect   packaging
          techniques;

          Flexible circuits are lighter and more space-efficient because they eliminate the need for connectors and wires;

          Film-based   flexible   substrates   cost   significantly   less   per
          input/output connection than ceramic-based interconnect systems; and

          The use of multiple layers can provide significant performance enhancements over single-sided and double-sided interconnect packages.

     The 3-dimensional packaging and flexure characteristics of multilayer flexible circuits and multilayer rigid-flex circuits have made them the fastest growing segment of the U.S. printed circuit market. According to a May 1996 report by TechSearch International, Inc., a technology licensing and consulting firm, the world market for flexible printed circuits in 1995 was approximately $1.8 billion to $2.0 billion, of which the U.S. market was approximately $550 million, an increase of nearly 18% from $470 million in 1994. Japanese manufacturers and their affiliated offshore operations had approximately 60% share of the world market. According to Flexible Circuits Engineering, an industry publication, sales of flexible circuits in North America have grown from $300 million in 1985 to an estimated $650 million in 1995. The publication points out that the market has grown erratically, growing principally in the periods from 1985 through 1987 and from 1993 through the present. According to Flexible Circuits Engineering, the first growth phase reflected a short-lived increase in the use of flexible circuits in missiles, "black boxes" and other defense-related products shortly before the end of the Cold War, and the current growth phase reflects the increased use of flexible circuits in commercial markets, including the personal computer, automotive, consumer and instrument markets. As a result of these market trends, Dynaco believes there is a significant market opportunity for manufacturers that can timely deliver complex multilayer flexible and rigid-flex circuits to leading suppliers of electronic equipment.

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

     MAINTAIN AND IMPROVE THE COMPANY'S MARKET POSITION IN THE DEFENSE/AEROSPACE MARKETS

     Dynaco seeks to capitalize on a growing trend among electronics manufacturers in the defense and aerospace markets to reduce the number of suppliers with which they do business and to increase their out-sourcing of higher level assemblies. Dynaco is currently a preferred supplier with leading prime contractors such as Hughes Aircraft Company, Lockheed Martin Corporation, Loral Corporation, McDonnell Douglas Corporation and Raytheon Company. A preferred supplier is one of a select number of suppliers whose products and facilities have been determined by the customer to meet certain performance and quality specifications. Because customers frequently contact only preferred suppliers for particular products, Dynaco intends to obtain and maintain the status of preferred supplier with its current and prospective customers.

     In January 1997, Raytheon announced a tentative agreement to purchased the defense operations of Texas Instruments, Inc. and GM Hughes Electronics Corp. for $2.95 billion and $9.5 billion respectively. These three companies combined accounted for approximately one third of Dynaco's 1996 revenue. It is too early to determine how this proposed consolidation will affect Dynaco.

     Another market trend is the growth occurring in defense electronics due to electronic upgrades, re-packaging for lower cost, and the commercialization of defense hardware. Dynaco is currently developing new flat-panel displays, night-vision systems, digital electronic upgrades, global positioning system navigation products and enhanced communication systems that use flexible circuits as the principal electronic interconnect. Dynaco also plans to utilize its packaging expertise to convert wire bundles and cable harnesses into flexible circuits to reduce weight, space and cost. Dynaco has designed and currently expects to convert at least five wire and cable electronic interconnect systems.

     COMMERCIALIZE THE DYNAFLEX PRODUCTS

     Dynaco believes that the demand for smaller electronic products will increasingly cause commercial designers to consider high-density multilayer flexible packaging. Historically, Dynaco's flexible circuit products have been too costly to make most commercial applications feasible. Dynaco has recently developed, and in June, 1995, submitted patent applications for, Dynaflex-D (Dynamic) and Dynaflex-S (Static), two new flexible circuit products that utilize less expensive, commercial-grade substrates. Dynaco believes that these proposed products will permit it to expand into commercial markets. Dynaco believes that its proposed Dynaflex-D and Dynaflex-S products will ultimately be used in commercial applications such as automotive engine monitoring controls, disk drives, personal computers, workstations, and cellular communication systems.

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

     ACQUIRE, DEVELOP AND MARKET FLEXIBLE CIRCUIT PRODUCTS

     Dynaco through its Dynamem subsidiary and internal research and development, intends to produce and market additional flexible circuit products. Dynaco has recently obtained certain rights to the patented FRAMM technology. See "Acquisition of Dynamem."

     COMTEL ELECTRONICS, INC. BUSINESS INTRODUCTION

     COMTEL ELECTRONICS, INC. ("COMTEL")

     Comtel, which was acquired in 1996, is an electronic and electro-mechanical, contract manufacturer. Comtel's business is to provide a lower cost alternative (outsourcing) to OEM in-house, or captive manufacturing. Comtel's primary product is turnkey, build-to-print (versus its own design) circuit card assemblies. These circuit card assemblies range in complexity from very high volume, relatively simple (few components) assemblies in support of the consumer electronics industry, to very complex, full "black and white box" builds for high technology industry.

     CONTRACT MANUFACTURING INDUSTRY BACKGROUND

     Contract electronics manufacturers (CEMs) are playing an even more important role in the electronics market. The world market for contract manufacturing services exceeded $30 billion in 1996, and industry analysts recently estimated the U.S. contract manufacturing market will grow from $11 billion in 1994 to over $36 billion by the year 2001, a compound average annual growth rate of 20%. Based on industry data, the Company believes that OEMs are increasingly relying upon independent manufacturers of complex, electronic interconnect products, such as Comtel, rather than on internal captive production. Factors which Comtel believes will lead OEMs to utilize contract manufacturers include:

          LIMITED RESOURCES USED ON CORE COMPETENCIES: In recent years the electronics industry has experienced greater levels of competition and technical changes forcing OEMs to focus their resources on critical product activities. By offering comprehensive turnkey manufacturing services, CEMs afford OEMs the resources to focus on core activities such as product development, marketing and product distribution.

          IMPROVED PURCHASING POWER AND MATERIAL MANAGEMENT: OEMs are faced with increasing difficulties planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, component price fluctuations, and the need to achieve economies of scale in material procurement. By using the CEMs' combined purchasing power and required expertise in inventory management, OEMs can reduce capital required for production and inventory.

          REDUCED CAPITAL INVESTMENT: As electronic products become more technologically advanced, including the transition from through-hole to surface mount assembly, the manufacturing operation has become more sophisticated and automated, requiring a greater level of capital investment in equipment. By outsourcing, OEMs can reduce their overall capital equipment investment, maintain access to the latest advanced manufacturing technology, and enjoy the lower costs associated with higher capacity utilization experienced by CEMs.

          DESIGN/PACKAGING EXPERTISE: The customer benefits from the ever accumulating design and packaging capabilities of CEMs. For example, Comtel works on hundreds of different designs each year and certain packaging solutions can be applied to a multitude of new applications. OEMs are motivated to work with a CEM in order to gain access to this process expertise and manufacturing know-how.

     Comtel Electronics believes they can exploit this market with the latest manufacturing capabilities in surface mount assembly and thin core PC card assembly.

     COMTEL STRATEGY

     Comtel is a CEM who provides turnkey manufacturing and test services of electronic assemblies. Comtel specializes in thin core and high density surface mount assemblies. Comtel's services consist of design, procurement, manufacturing and test.

          DESIGN: Working closely with customers and the substrate manufacturer, Comtel designs a specific packaging configuration to satisfy the customer's requirements for reliability and lowest cost of ownership. In selection of substrate materials, Comtel advises its customers with respect to issues such as size, power consumption and package configuration.

          PROCUREMENT: Early involvement in the design process allows Comtel to assist in the selection of suppliers and components to enhance time to market, manufacturability and logistical support of volume ramp-ups. As part of the procurement process, Comtel offers its customers material planning and procurement, inventory management, and material handling services. From time to time, material suppliers must allocate components among their customers in response to supply shortages. By assuming responsibility for procurement, Comtel and the Company may be required to bear the risks of price fluctuations and availability. However, in certain cases, Comtel can pool its purchasing power and leverage its position as a manufacturing partner to receive more favorable pricing and volume allocations.

          ASSEMBLY: Substrate assembly involves the exact placement and soldering of a wide size range of electronic components. Comtel's current assembly techniques range from manual assembly of through-hole connectors to highly automated screen printing and placement of miniaturized SMT components. SMT is a method of affixing electronic components, including integrated circuits, onto the surface of a substrate. Components mounted in SMT assemblies can be of relatively small size due to the use of fine lead-to-lead spacing (called "pitch") which currently can be as small as 12 Mils. Comtel's SMT assembly process has become increasingly complex because of these smaller dimensions and tight tolerances, and accordingly requires the use of expensive automated assembly and test equipment.

          TEST: Using sophisticated in-circuit and functional test systems, Comtel tests complex assemblies in order to determine whether the electronic assembly is performing to customer satisfactions. Comtel's current and planned investment in manufacturing defect analyzer testers enables customers to specify a wide range of test options.

     DYNAMEM, INC. BUSINESS INTRODUCTION

     DYNAMEM, INC. ("DYNAMEM")

     Dynamem spent most of 1996 developing the 64MB, 128MB, and 256MB FRAMM high density memory modules. These memory modules are currently being technically evaluated by a number of potential OEM users. A memory module usually consists of various configurations of memory chips or other memory devices mounted on a printed circuit board inserted into a slot on a computer's motherboard. Memory modules currently in use include single in-line memory modules ("SIMMs") and double in-line memory modules ("DIMMs"), both of which utilize rigid printed circuit boards. Industry standards limit the number of memory chips that can be mounted on a rigid printed circuit board within a given length and height. Consequently, a traditional memory module that has reached the maximum length and height has also reached maximum memory capacity. Dynamem believes its proposed memory modules will overcome this limitation of memory capacity by utilizing the FRAMM technology to fit two rigid printed circuit boards in the same slot arrangement that customarily houses SIMMs and DIMMs. Dynaco's proposed memory modules will mount thin, small outline package memory chips onto two rigid printed circuit boards, connected by flexible circuits, that are folded for insertion into the motherboard.

     HIGH-DENSITY MEMORY MODULES

     A memory module usually consists of various configurations of memory devices or chips mounted on a printed circuit board inserted into a slot on a computer's motherboard. Dynamem's memory modules consists of two rigid printed circuit boards connected by flexible circuits that are folded for insertion. In recent years, the overall size of computers, especially that of portable computers, has shrunk while the newest program applications, such as Windows 95, continue to use increasing amount of random-access memory ("RAM"). Meanwhile, computer manufacturers are shipping an increasing number of systems with limited RAM in order to maintain price competitiveness. As a result, end-users who desire to run the latest applications must add memory modules or buy new systems with greater memory capacity. Dynaco believes that these trends will favor manufacturers of high density memory modules as requirements for RAM increase from 16MB to 32MB, 64MB, 128MB and beyond.

     DYNAMEM STRATEGY

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

     SALES AND DISTRIBUTION

     Dynaco markets its products through a direct sales force and through a network of four independent sales representatives and distributors specializing in electronics equipment. Dynaco principally targets large OEM corporations and government prime contractors. These and other customers often employ competitive bidding techniques with respect to large, multi-year contracts, for which Dynaco competes with other qualified suppliers of flexible circuits.

     Comtel presently utilizes a combination of direct factory and independent manufacturers representatives sales personnel and is moving towards complete direct selling. Comtel relocated its manufacturing facility in November 1996 to a much larger (65,000 square feet) facility to increase its capacity to fulfill the expected increase in demand.

     Dynaco's Dynamem subsidiary markets its FRAMM products through both a separate sales organization and through Nexar. Dynaco believes that this approach will enable the Dynamem sales force to develop specific industry contacts and a focused knowledge base of the high-density memory market.

     Dynaco has generally utilized selected sources to obtain volume discounts.

     CUSTOMERS

          DYNACO

     Dynaco's traditional customers include OEMs, prime contractors and contract manufacturers of defense and aerospace electronics, telecommunications equipment, navigational systems and medical products. Dynaco's new Dynaflex products have attracted prototype orders from customers in the automotive, computer and data storage markets.

     For the year ended December 31, 1996, sales to Hughes, Raytheon, and Lockheed Martin accounted for approximately 20%, 10% and 5%, respectively, of Dynaco's net sales. For the year ended December 31, 1995, sales to Raytheon , Hughes Electronics and Loral accounted for 15%, 9% and 6%, respectively, of Dynaco's net sales. Sales to Dynaco's top 10 customers accounted for approximately 55% of Dynaco's net sales for the year ended December 31, 1996. Approximately 100 other customers accounted for the remainder of Dynaco's net sales for the year ended December 31, 1996.

     COMTEL

     Comtel entered into a five year agreement New Media, whereby New Media subcontracted to Comtel all of its manufacturing and assembly business over the contract term. Comtel recognized approximately $17.1 million of total revenue of which 91% was from New Media. Comtel's intention in 1997 is to increase and diversify its overall revenue base and reduce the percentage of New Media concentration. The Company has received orders in 1997 from customers such as MCI, MGE UPS Systems and others, thereby reducing the New Media customer concentration. However, the Company cannot ensure that the New Media concentration will significantly decrease in 1997.

COMPETITION

     The flexible circuit industry is characterized by intense competition. Dynaco and its competitors have developed various technologies to serve niche packaging requirements. Dynaco has focused its development efforts on more complex multilayer circuit technology rather than single sided or double sided circuit technology. Among others, Dynaco's competitors include Packard-Hughes Interconnect Co., Parlex Corporation and Teledyne, Inc. Dynaco believes it competes principally on the basis of design, quality, price and customer service. Some of Dynaco's competitors include larger companies that have substantially greater managerial, financial, technical and marketing resources than Dynaco.

     Other flexible circuit companies such as Adflex Solutions, Inc., Sheldahl, Inc., MFlex and Smartflex primarily market single sided and double sided circuit technology. Although Dynaco does not currently compete with such companies with respect to those products, Dynaco believes that the customers of these companies have begun to demand multilayer flexible circuits and that such companies will become competitors in the near future.

     The contract manufacturing market is estimated to be $30 billion plus worldwide made up of many competitors. Comtel primarily competes with smaller sized regional competitors. The same is true for Dynamem which competes in a $20 plus billion computer memory market.

ENVIRONMENTAL CONTROLS AND GOVERNMENT CERTIFICATIONS

     The manufacture of substrate interconnect products involves numerous chemical solvents and other solid, chemical and hazardous wastes and materials. Dynaco incurs approximately $200,000 per year in waste treatment costs. Dynaco is subject to a variety of environmental laws relating to the generation, storage, handling, use, emission, discharge and disposal of these substances. Dynaco believes that it operates its facilities in substantial compliance with existing environmental laws and regulations. In June 1989 and April 1994, Dynaco conducted environmental studies of its Tempe, Arizona substrate manufacturing facility and did not discover any contamination requiring remediation.

     Certain sales of flexcircuits are subject to certain military and government certifications. Dynaco maintains military certifications for Mil-P-50884, Mil-P-55110, Mil-I-45208 and Mil-Std. 2000, and various subsets of such certifications. In January 1996, Dynaco obtained ISO 9001 certification. Dynaco is further subject to various federal, state and local regulations regarding environmental protection and hazardous substance controls. Management believes that its Dynaco operations are in compliance with governmental environmental regulations.

MANUFACTURING AND SUPPLIERS

         Dynaco relies upon a number of outside suppliers for all of its manufacturing supplies, parts and components and, to date, has not experienced any significant delays in obtaining parts and components. Although most of the supplies, parts and components are available from multiple sources, Dynaco has generally utilized selected sources to obtain volume discounts. Pyralux(R), a substrate material used in substantially all of the products sold by Dynaco in 1994, is available only from DuPont. In addition, certain customers issue, from time to time, narrow product specifications that can be fulfilled only by a single component available from a single source. Because such specifications vary from product to product, Dynaco is unable to anticipate its future needs for such components and therefore cannot make advance arrangements for the supply of such components. Dynaco believes that it will continue to be able to obtain most of the required components and parts from a number of different suppliers. Dynaco may subcontract production of certain subsystems, such as heat exchangers, power supplies and electronic control modules, in order to minimize production overhead and to avoid rapid fluctuations in capacity utilization as the demand for Dynaco's product changes.

PATENTS IN THE ELECTRONIC BUSINESS SEGMENT

     The Company's Nexar subsidiary has filed a patent for the construction method facilitating replacement of CPU memory and other modules in a personal computer. This technology allows the end user a simple, quick and easy platform for upgrading the most volatile components in a personal computer.

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

RESEARCH AND DEVELOPMENT

     For the fiscal year ended December 31, 1996, and December 31, 1995, the Company incurred $7,977,085 and $4,419,487, respectively, in product research and development costs. Due to the intense competition and rapid technological changes in the medical device and electronic industry, the Company believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology. The Company also intends to obtain additional technology and expand its product line through strategic partnerships, joint ventures, licensing and acquisitions.

EMPLOYEES

     As of December 31, 1996 the Company and its subsidiaries had 522 full-time employees and 64 temporary employees. When necessary, the Company also relies on consultants with particular expertise for specific research and consulting assignments. The Company's ability to develop, manufacture, and market its products and to establish and maintain a competitive position in the industry will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a union.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases approximately 11,500 square feet of research and development and office space in Beverly, Massachusetts under a seven year lease, expiring in June 2000, for laser research and as corporate headquarters. The Company's Dynaco subsidiary leases approximately 55,000 square feet in Tempe, Arizona under a lease from a partnership consisting of Dynaco's Chief Executive Officer and Chief Operating Officer which expires in July 1997. The Company's Comtel subsidiary leases 65,000 square feet in Tustin, California, which is used as a manufacturing facility under a lease that expires in August 2002. The Company's Star subsidiary leases an office and research facility of approximately 6,200 square feet in Pleasanton, California for diode laser research and manufacturing under a lease expiring in April 1999. The Company's Spectrum subsidiary leases an office, manufacturing and research facility of approximately 25,000 square feet in Lexington, Massachusetts under a lease expiring in June 2000. The Company's Tissue Technologies subsidiary leases an office and manufacturing facility of 17,000 square feet in Albuquerque, New Mexico under a lease expiring in October 1999. The Company's Nexar subsidiary leases an office and telemarketing facility of approximately 7,000 square feet in Westboro, Massachusetts under a lease expiring in August 1998, and a manufacturing facility of approximately 100,000 square feet in Haywood, California under a lease expiring in August 2001. The Company's Palomar Technologies, Ltd. subsidiary owns an office and leases a manufacturing facility in Hull, England. In the opinion of management, the properties leased by the Company and its subsidiaries are currently suitable and adequate for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

     On October 7, 1996 the Company filed a declaratory judgment action against MEHL/Biophile ("MEHL") seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. ("Selvac" and the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition against the Company, its Spectrum Medical Technologies and Spectrum Financial Services subsidiaries, and a New Jersey dermatologist, in the United States District Court for the District of New Jersey. Selvac's complaint alleges that the Company's EpiLaser infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser or hair removal before it had received FDA approval for that specific application. The Company intends to assert defenses vigorously which it believes to be meritorious. Both suits are in their infancy, and, as of March 17, 1997, discovery has not yet commenced in either action. The extent of exposure of the Company cannot be determined at this time.

     The Company is a defendant in a lawsuit filed by Commonwealth Associates ("Commonwealth") on March 14, 1996. In its suit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted. A trial on Commonwealth's damages is scheduled for April 14, 1997. Commonwealth has alleged that it suffered up to $3,381,250 in damages on its breach of contract claim, exclusive of interest. The Company intends to appeal the matter after damages have been determined, and believes its grounds for appeal are meritorious.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Stockholders was held on November 14, 1996. Holders of record of the Company's common stock at the close of business on October 7, 1996 were entitled to vote at the meeting. On that date, the Company had 28,409,007 shares of its common stock outstanding. Each stockholder was entitled to one vote per share on all matters voted on at the meeting. A majority of the outstanding shares constituted a quorum at the meeting. Abstentions and broker non-votes were counted for purposes of determining the presence or absence of a quorum for the transaction of business. Abstentions were counted in tabulations of the votes cast on proposals presented to stockholders, whereas broker non-votes were not counted for purposes of determining whether a proposal had been approved. At the Annual Meeting, the stockholders elected four (4) Directors.

The tabulation of votes with respect to the election of such Directors is as follows:

                                            Total Votes        Total Votes
                                                For              Withheld

         Steven Georgiev                     25,014,274         348,728

         Michael H. Smotrich                 25,014,274         348,728

         Joseph E. Levangie                  25,014,274         348,728

         Buster Glossen                      25,014,274         348,728


     The stockholders also ratified and approved the selection of Arthur Andersen, LLP as the Company's independent auditor for the 1996 fiscal year by a vote of 25,106,794 shares in favor, 155,717 shares against and 100,491 shares abstaining.

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

                                                     Fiscal Year Ended
                                                     December 31, 1995
                                                     -------------------
                                                     High        Low
                                                     -------------------
                Quarter Ended March 31, 1995         3 5/8       2 1/2
                Quarter Ended June 30, 1995          2 5/8       1 15/16
                Quarter Ended Sept. 30, 1995         6 11/16     1 7/8
                Quarter Ended Dec. 31, 1995          7 1/8       4 7/16

                                                     Fiscal Year Ended
                                                     December 31, 1996
                                                     -------------------
                                                     High        Low
                                                     -------------------
                Quarter Ended March 31, 1996         13 1/8      5
                Quarter Ended June 30, 1996          16 3/8      9 1/8
                Quarter Ended Sept. 30, 1996         14 5/8      7 7/8
                Quarter Ended Dec. 31, 1996          9 1/8       6

     As of March 24, 1997, the Company had 600 holders of record of common stock. This does not include holdings in street or nominee names.

     The Company has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. The Company intends to retain any earnings to finance the growth of the Company.

     PRIVATE PLACEMENT OF COMMON STOCK

     Pursuant to Regulation S under the Act, the Company sold 1,176,205 shares of common stock and 182,765 warrants to purchase common stock to a total of 22 overseas individuals and corporations on February 1, 1996 for an aggregate purchase price of $1,683,800. The warrants were issued at a price of $5.00 per share, are immediately exercisable and expire on February 1, 1999.

     Pursuant to Regulation D and Section 4(2) of the Act, the Company sold a total of 1,176,205 shares of common stock on March 29, 1996 for an aggregate purchase price of $1,364,842. 1,176,205 shares of common stock were sold to Arista High-Tech Growth Fund, Ltd. for an aggregate purchase price of $936,442; 45,000 shares of common stock were sold to Histon Financial Services, Inc. for an aggregate purchase price of $378,000 and 6,000 shares of common stock were sold to Berkshire International Finance, Inc. Pension Plan for an aggregate purchase price of $50,400.

     Pursuant to Regulation D and Section 4(2) of the Act, the Company sold a total of 1,176,205 shares of common stock on April 15, 1996 to Egger & Co. for an aggregate purchase price of $416,250.

         Pursuant to Section 4(2) of the Act, the Company sold 1,176,205 shares of common stock on December 27, 1996 to Finmanagment, Inc. for an aggregate purchase price of $3,150,000. In addition to the common stock, Finmanagment received 420,000 net warrants to purchase common stock at $7.50 per share, 300,000 net warrants to purchase common stock at $9.50 per share and 180,000 net warrants to purchase common stock at $11.50 per share. The net warrants are subject to a cashless exercise for common stock in which the number of shares of common stock issuable upon such cashless exercise shall be determined by multiplying (1) the difference between (a) the closing bid price of the common stock on the day prior to the date exercised, as reported by NASDAQ, and (b) the exercise price, by (2) the number of net warrant shares; divided by the closing bid price of the common stock on the day prior to the date exercised. The net warrants are exercisable immediately and expire on February 28, 1997.

     CONVERTIBLE DEBENTURES

     Pursuant to Regulation S under the Act, the Company sold 9,675 units of convertible debentures to a total of 11 overseas individuals on July 3, 1996 for an aggregate purchase price of $7,669,441. Each unit consists of a convertible debenture due July 3, 2003 denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. The warrants are immediately exercisable and expire on June 27, 2003.

     Pursuant to Section 4(2) of the Act, the Company sold a total of $5,000,000 4.5% Convertible Debentures on October 17, 1996 to Cameron Capital Ltd. and Wood Gundy London Limited. The debentures, due October 17, 2001, may be converted at any time after 75 days from issuance at the option of the holder into shares of the Company's common stock at a price equal to 85% of the average trailing five day bid price from the date of conversion.

     Pursuant to Section 4(2) of the Act, the Company sold a total of $6,000,000 5% Convertible Debentures as follows: $3,000,000 to High Risk Opportunities Hub Fund Ltd. on December 31, 1996; $2,000,000 to Berckeley Investment Group, Ltd. on January 13, 1997; and $1,000,000 to High Risk Opportunities Hub Fund Ltd. on January 13, 1997. The debentures, due December 31, 2001, January 13, 2002 and January 13, 2002, respectively, are convertible into shares of common stock at a conversion price equal to 85% of the average trailing 10 day bid price from the date of conversion, provided that in any 30 day period the holder of these debentures may convert no more than 33% (or 34% in the last 30 day period available for conversion) of the debentures.

     PREFERRED STOCK

     Pursuant to Section 4(2) of the Act, the Company sold 6,000 shares of Series D Convertible Preferred Stock on February 14, 1996 to the Travelers Insurance Company for an aggregate purchase price of $6,000,000. All of the Series D Convertible Preferred Stock was converted into 1,116,918 shares of common stock (including accrued dividends of $342,092 and accrued interest of $9,183) as of December 31, 1996. In connection with the issuance of Series D Convertible Preferred Stock the Company issued 600,000 warrants to purchase common stock at a price of $7.50 per share, and 200,000 warrants to purchase common stock at a price of $8.00 per share, both of which expire on February 14, 2001 and are immediately exercisable.

     Pursuant to Section 4(2) of the Act, the Company sold 10,000 shares of Series E Convertible Preferred Stock on April 17, 1996 to GFL Advantage Fund Limited for an aggregate purchase price of $10,000,000. All of the Series E Preferred Stock was converted into 1,381,435 shares of common stock (including accrued dividends of $326,174 and accrued interest of $7,536) as of January 28, 1997. In connection with the issuance of Series E Convertible Preferred Stock, the Company issued 304,259 warrants to purchase common stock at a price of $15 per share, which expire on April 17, 2001 and are immediately exercisable.

     Pursuant to Section 4(2) of the Act, the Company sold 6,000 shares of Series F Convertible Preferred Stock on July 12, 1996 to the Travelers Insurance Company for an aggregate purchase price of $10,000,000. The Series F Convertible

Preferred Stock, together with any accrued but unpaid dividends, may be converted into common stock at 80% of the daily average closing price of the common stock on the ten trading days preceding such conversion, but in no event less than $7.00 or more than $16.00. Series F Preferred stock may be redeemed at any time, with no less than 10 days and no more than 30 days notice or when the stock price exceeds $16.50 per share, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. In connection with the issuance of Series F Convertible Preferred Stock, the Company issued 500,000 warrants to purchase common stock at a price of $11 per share, which expire on July 12, 2001 and are immediately exercisable.

     Pursuant to Section 4(2) of the Act, the Company sold 10,000 shares of Series G Convertible Preferred Stock to Genesee Fund Limited on September 26, 1996 for an aggregate purchase price of $10,000,000. Genesee Fund Limited subsequently transferred 5,000 of its shares of Series G Convertible Preferred Stock to GFL Advantage Fund and the remaining 5,000 shares to GFL Performance Fund. The Series G Convertible Preferred Stock, together with any accrued but unpaid dividends, may be converted into common stock at 85% of the average closing bid price for the three trading days immediately preceding the conversion date, but in no event at less than $6.00 or more than $11.50 for the 5,000 shares of Series G Convertible Preferred Stock held by GFL Advantage Fund and no less than $6.00 or more than $8.00 for the 5,000 shares of Series G Convertible Preferred Stock held by GFL Performance Fund. The warrants are immediately exercisable and expire on December 31, 2001. Series G Convertible Preferred Stock may be redeemed at any time, with no less than 10 days and no more than 20 days notice, at an amount equal to the sum of (a) the amount of liquidation preference determined as of the applicable redemption date plus (b) $176.50. In connection with the issuance of Series G Convertible Preferred Stock, the Company issued 323,799 warrants to purchase common stock at a price of $12 per share, which expire on September 27, 2001, and 50,000 warrants to purchase common stock at a price of $6.5625 per share, which expire on December 31, 2001 and are immediately exercisable.

     STOCKHOLDER SERVICES

     Stockholders of the Company who desire information about the Company are invited to contact John Ingoldsby, Director of Investor Relations, Palomar Medical Technologies, Inc., 66 Cherry Hill Drive, Beverly, Massachusetts 01915, 508-921-9300, e-mail at jingoldsby@palmed.com. A mailing list is maintained to enable stockholders whose stock is held in street name, and other interested individuals, to receive quarterly reports, annual reports and press releases as quickly as possible. (Quarterly reports and press releases are also available through the Internet at the Company's home page on the World Wide Web (http://www.palmed.com)).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, the Company had revenues of $70,098,443 as compared to $21,906,504 for the year ended December 31, 1995. The 220% increase in revenues from 1995 to 1996 is primarily the result of acquisitions, additional product lines and the transition of certain subsidiaries from the development stage to commercialization in both the medical and electronic business segments. Net revenues by the Company's business segments are as follows:

                                             Year ended
                                            December 31,
                               ------------------------------------
                                    1995                    1996
                               -------------           ------------
     Medical                   $   5,610,280           $ 17,824,158
     Electronic                   16,296,224             52,274,285
                               -------------           ------------
    Total                       $ 21,906,504           $ 70,098,443
                                ============           ============

     The increase in revenues for the Company's medical segment was principally attributable to $10.1 million of revenues generated from the Company's Tissue Technologies subsidiary during the year ended December 31, 1996 as compared to only $114,000 for the year ended December 31, 1995. Tissue Technologies began commercial shipment of its product in the fourth quarter of 1995. Approximately $6.1 million of medical revenues were generated by the Company's Spectrum subsidiary during the year ended December 31, 1996, as compared to approximately $3.8 million of revenues for the year ended December 31, 1995. This increase in revenues at Spectrum was due to the introduction and initial shipments of its EpiLaser during the third and fourth quarters of 1996. The Company expects its revenue from the medical segment to continue to increase as the Company further penetrates the domestic and international medical markets with its Tru-Pulse CO2 laser for treatment of wrinkles and skin resurfacing and begins marketing and shipping its EpiLaser for hair removal which was approved by the FDA in March of 1997.

     The increase in revenues for the Company's electronics segment was attributable to approximately $18.6 million of revenues generated from the Company's Nexar subsidiary which introduced its proprietary upgradeable PC in April of 1996, as compared to only approximately $620,000 of revenues generated from the sale of non-proprietary PCs during the year ended December 31, 1995. The remaining increase in 1996 in the electronics segment was principally due to $17.1 million of sales by Dynaco's Comtel subsidiary acquired in the first quarter of 1996. The Company believes that the revenue in the electronic segment will continue to increase as Nexar further expands its production capabilities, marketing and distribution efforts and as Comtel expands its contract manufacturing operations. However, the Company intends to divest a portion of its interest in companies in the electronics segment, and such increase in revenue may not be reflected in the consolidated results of the Company to the extent it is successful in its divesture.

     Gross margin for the year ended December 31, 1996 was $6,920,888 (9.9% of revenues) versus $4,714,034 (21.5% of revenues) for the year ended December 31, 1995. Gross margin by the Company's business segments are as follows:

                                                Year ended
                                                December 31,
                                   -----------------------------------
                                       1995                    1996
                                   -----------------------------------
             Medical               $ 2,145,808             $ 3,437,399
             Electronic              2,568,226               3,483,489
                                   -----------             -----------
             Total                 $ 4,714,034             $ 6,920,888
                                   ===========             ===========


     The  increase  in  gross  profit  dollars  was a result  of the  additional revenues generated from new products introduced during the year ended December 31,1996 as discussed above. In the medical segment the principal reason for the decrease in the gross profit percent was the phase-out of the Company's research and development contract with the U.S. Army in anticipation of the commercialization of its medical products. The gross profit percent also decreased due to underutilization of increased production capacity at Spectrum in preparation for the anticipated increase in demand of its EpiLaser in fiscal 1997. A portion of this decrease in gross margins was offset by an increase in gross margins attributed to the acquisition of Tissue Technologies, which introduced its Tru-Pulse CO2 laser to the commercial marketplace in the first quarter of 1996.

     In the electronic segment, the principal reason for the decrease in the gross profit percent was a decrease in yields at Dynaco due to an increase in production costs attributable to a change in Dynaco's product mix and an inventory valuation write-off of $643,000 at Dynaco's Comtel subsidiary offset by an increase in the gross margin as a result of Nexar's introduction and initial volume shipments of its proprietary upgradeable PC in 1996.

     Research and development costs increased to $7,977,085 (11% of revenues) for the year ended December 31, 1996, from $4,419,487 (20% of revenues) for the year ended December 31, 1995. This 80.5% increase in research and development reflects the Company's continuing commitment to research and development for both its medical and electronic business segments. In the Company's medical segment the Company focused its efforts during 1996 to obtain FDA clearance for hair removal using the EpiLaser. The Company received FDA clearance for hair removal in March of 1997. The Company also continued to concentrate on the development of additional products for medical laser applications. In the electronics segment, the Company's Nexar subsidiary continues to enhance and further develop its current proprietary upgradeable PC product in order to stay competitive in a rapidly changing high technology industry. In addition, Dynaco began funding a new process engineering and materials development program, and has filed several patents. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products and develops additional applications for its lasers and delivery systems. However, management anticipates that research and development expenditures as a percentage of revenue will decrease as its revenues increase with commercialization of its products.

     General and Administrative expenses increased to $21,569,054 (31% of revenues) for the year ended December 31, 1996, from $7,879,694 (36% of revenues) for the year ended December 31, 1995. This 173.7% increase is primarily due to acquisitions and the transition of certain subsidiaries from the development stage to commercialization combined with the increased administrative resources required at the Company's corporate offices to oversee the growth of the Company's medical and electronic business segments. In the medical segment, the Company acquired Tissue Technologies and expanded its general and administrative support staff at Spectrum to accommodate the forecasted growth in the fourth quarter of 1996 and in 1997. In the electronics segment, the Company's Dynaco subsidiary acquired Comtel and formed Dynamem. Additionally, the Company's Nexar subsidiary has expanded its executive, administrative and finance staffs to support Nexar's growing operations. The Company has continued to increase its support staffs in anticipation of several new product introductions in 1996. All the Company's subsidiaries maintain their own general and administrative support staffs. The increase in general and administrative expenses is also due to write-downs and valuation allowances totaling approximately $3,100,000 related to accounts receivable, intangibles and the accrual of severance costs.

     Selling and Marketing expenses increased to $11,420,943 (16% of revenues) for the year ended December 31, 1996, from $2,768,541 (13% of revenues) for the year ended December 31, 1995. This 312.5% increase reflects the Company's effort to increase its marketing and distribution as a result of its new product lines developed internally within the medical segment. This increase is attributable to the Company's Spectrum subsidiary and the acquisition of Tissue Technologies, both increasing its sales and marketing expenditures to coincide with the addition of two new product lines. In the electronics segment, this increase reflects the change in focus of the Company's Nexar subsidiary from product development to selling and marketing its proprietary upgradeable PC. During 1996 Nexar began its efforts to increase its selling, marketing and distribution which resulted in additional costs of $4.8 million in 1996 as compared to $0.6 million in 1995.

     Business Development and Financing Costs increased to $2,879,603 (4% of revenues) for the year ended December 31, 1996, from $1,409,303 (6% of revenues) for the year ended December 31, 1995. This 104.3% increase is attributable to the Company's continuing acquisitions and financing activities. The Company anticipates that it will continue to expend funds to raise additional sources of financing and to focus its efforts to acquire other technologies to broaden its scope of product applications and services in both the medical and electronic business segments.

     Settlement and litigation costs increased to $2,255,000 for the year ended December 31, 1996 from $700,000 for the year ended December 31, 1995. This increase is a result of a settlement of potential claims with a former executive of Nexar for approximately $1,400,000 and under which Nexar is purchasing previously-licensed core technology and eliminated future royalty payments on the use of Nexar's core technology, a settlement of approximately $525,000 in connection with a suit brought against the Company and the chief executive officer of Nexar upon Nexar's organization, and other claims against the Company, combined with the associated legal costs.

     Merger expenses totaled $443,780 for the year ended December 31, 1996 and are comprised of professional fees associated with the merger of Tissue Technologies and the Company.

     Interest expense increased to $1,443,564 for the year ended December 31, 1996, from $1,374,199 for the year ended December 31, 1995. This 5% increase is primarily the result of the issuance of acquisition debt in April 1995 to purchase Spectrum, and the issuance of the 4.5% Swiss Franc convertible debentures in July 1996.

     Interest income increased to $1,586,620 for the year ended December 31, 1996, from $913,050 for the year ended December 31, 1995. This increase is primarily the result of interest received from subscriptions receivable and other loans and investments made as a result of the Company's improved cash position.

     Net gain on trading securities represents realized and unrealized trading gains and losses of $2,033,371 for the year ended December 31, 1996. Included in this amount is an unrealized gain totaling approximately $1,547,000 related to the Company's investment in a publicly traded company in which the Company's chief executive officer owns approximately 13% and a realized gain totaling approximately $827,000 related to the Company's investment in another publicly traded company offset by various unrealized losses aggregating approximately $340,000. The Company had a net realized trading gain of $201,067 for the year ended December 31, 1995. It is the Company's intention to continue to invest in trading securities, which may result in additional realized and unrealized trading gains or losses in the future

     Gain on the sale of stock of a subsidiary stock represents a gain of $3,830,000 related to the private placement sale by the Company of 400,000 Nexar common shares. See Note 10 of the Notes to the Consolidated Financial Statements.

     Other income and expense totaled $4,245,642 of expense for the year ended December 31, 1996 as compared to $102,305 income for the year ended December 31, 1995. Significant amounts included in this amount for 1996 is a charge to operations of $3,690,000 related to the Company's New Media investment and additional reserves totaling $1,306,038 required for other loans to joint ventures. Offsetting these losses is a foreign currency exchange gain of $446,596. See Note 9 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had $19,066,523 in cash, cash equivalents and trading securities. During the year ended December 31, 1996, the Company generated the following net cash proceeds from its financing and investing activities to fund operations, acquisitions and the development of its products:

                                                            YEAR ENDED
                                                        DECEMBER 31, 1996
                                                        -----------------
          Sale of common stock                               $ 6,061,380
          Sale of preferred stock                             30,823,147
          Issuance of convertible debentures                  14,169,441
          Sale of Stock of a subsidiary                        2,000,000
          Exercise of stock options and warrants               7,653,907
                                                         ---------------
                  Total                                      $60,707,875
                                                         ---------------

     The Company's net loss for the year ended December 31, 1996, included the following noncash items: $3,916,221 of depreciation and amortization expense; $70,130 of interest expense relating to the amortization of the discounts on the convertible debentures; and $741,982 related to common stock and warrants issued to non-employees and consultants of which approximately $532,758 results from the issuance of warrants for services in accordance with SFAS No. 123.

     The Company anticipates that capital expenditures for 1997 will total approximately $16 million, with nearly 60% of this amount funding lasers needed for CTI laser centers. The Company intends to finance the majority of the CTI expenditures under equipment leasing arrangements with various financing institutions. However, there can be no assurance that the Company will be able to obtain the necessary financing.

     Dynaco has a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse at 85% of face value, up to a maximum commitment of $3,000,000. As of December 31, 1996, the amount of accounts receivable sold that remained uncollected totaled $1,787,057 net of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying consolidated balance sheet as of December 31, 1996. The interest rate on such outstanding amounts is the bank's prime rate (8.25% at December 31, 1996) plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets. Borrowings under this line are guaranteed by the Company.

     On December 5, 1996, Comtel entered into a loan agreement with a loan association which provided for borrowings up to $4,500,000 in the form of revolving receivable and inventory loans. Borrowings under the loan agreement are limited by a borrowing base calculation on eligible accounts receivable and inventory, and are collateralized by accounts receivable, inventory and certain other assets. Borrowings bear interest at the lender's prime rate plus 2.25% and amounted to $2,770,375 as of December 31, 1996. The loan agreement terminates on November 30, 1998. Borrowings under this loan agreement are guaranteed by the Company.

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

     The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies that are related to some of the directors and officers of the Company. In addition, the Company has made loans to various affiliated parties. See "Related Party Transactions". At December 31, 1996, the Company had $1,564,153 of such related party investments and loans.

     The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products segment, spin-off its electronic products segment, execute its acquisition business plan and fund ongoing operations. The Company believes that the cash generated to date from its financing activities and amounts available under its credit agreement will be sufficient to satisfy its working capital requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, strategic partnerships, additional bank financing, private debt and equity financing and other sources. The Company believes that it has adequate cash reserves or will be successful in obtaining additional financing in order to fund current operations in the near future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Annual Report on Form 10-KSB the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-KSB that are not historical facts (including, without limitation, statements concerning anticipated operational and capital expense levels and such expense levels relative to the Company's total revenues) and other information provided by the Company and its employees from time to time may contain certain
"forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases by the SEC. The factors identified in the cautionary statements below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Reform Act.

     SUBSTANTIAL  AND  CONTINUING   LOSSES.  The  Company  and  certain  of  its
subsidiaries have a history of losses, and the Company expects its losses to continue. The Company must secure additional financing to complete its research and development activities, commercialize its current and proposed medical products, spin-off its non-medical business, execute its acquisition business plan and fund ongoing operations. To the extent that the Company is not able to successfully execute its plan to spin-off its non-medical business, the Company may be required either to fund or to shut down those operations, potentially incurring substantial losses.

     LIMITED OPERATING HISTORY; RECENT ACQUISITIONS. Many of the Company's subsidiaries have limited operating histories and are in the development stage, and the Company is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a new business and development of new technologies in the cosmetic laser products and electronic products industries. These include, but are not limited to, government regulation, competition, the need to expand manufacturing capabilities and market expertise, and setbacks in production, product development, market acceptance and sales and marketing. The Company's prospects could be significantly affected by its ability to subsequently manage and integrate the operations of several distinct businesses with diverse products, services and customer bases in order to achieve cost efficiencies. There can be no assurance that the Company will be able to successfully manage and integrate the operations of newly acquired businesses into its operations or that the failure to do so will not increase the costs inherent in the establishment of new business enterprises.

     HOLDING COMPANY STRUCTURE. The Company has no significant operations other than those incidental to its ownership of the capital stock of its subsidiaries. As a holding company, the Company is dependent on dividends or other intercompany transfers of funds from its subsidiaries to meet the Company's debt service and other obligations. Claims of creditors of the

Company's subsidiaries, including trade creditors, will generally have priority as to the assets of such subsidiaries over the claims of the Company and the holders of the Company's indebtedness.

     RISKS ASSOCIATED WITH ACQUISITIONS. In the normal course of business, the Company evaluates potential acquisitions of businesses, products and technologies that would complement or expand the Company's business. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals. Acquisitions may result in the incurrence of additional debt, the write-off of in-process research and development or technology acquisition and development costs and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Acquisitions involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entering markets in which the Company has little or no direct prior experience and the potential loss of key employees of the acquired company. In order to finance acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

     NEW VENTURES. The Company's CTI subsidiary has entered into agreements with medical service partners to provide cosmetic dermatological laser services at laser treatment centers, and plans to enter into more such agreements in the future. While the Company believes these new partnerships are strategically important, there are substantial uncertainties associated with the development of new products, technologies and services for evolving markets. The success of these ventures will be determined not only by the Company's efforts, but also by those of its partners. Initial timetables for the development and introduction of new technologies, products or services may not be achieved, and price/performance targets may not prove feasible. External factors, such as the development of competitive alternatives or government regulation, may cause new markets to evolve in unanticipated directions. (See "Highly Competitive Industries.")

     INVESTMENTS IN UNRELATED BUSINESSES. The Company has investments in marketable and non-marketable securities and loans to related and unrelated parties. The amount that the Company may ultimately realize from these investments could differ materially from the value of these investments recorded in the Company's financial statements.

     MANAGEMENT OF GROWTH. In light of management's views of the potential for future growth, the Company has adopted an aggressive growth plan that includes substantial investments in its sales, marketing, production and distribution organizations, the creation of new research and development programs and increased funding of existing programs, and investments in corporate infrastructure that will be required to support significant growth. This plan carries with it a number of risks, including a higher level of operating expenses, the difficulty of attracting and assimilating a large number of new employees, and the complexities associated with managing a larger and faster growing organization. Depending on the extent of future growth, the Company may experience a significant strain on its management, operational, manufacturing and financial resources. The failure of the Company's management team to effectively manage growth, should it continue to occur, could have a material adverse effect on the Company's financial condition and results of operations

     HIGHLY COMPETITIVE INDUSTRIES. The cosmetic laser and electronics industries are characterized by intense competition. The cosmetic laser industry is highly competitive and is characterized by the frequent introduction of new products. The Company competes in the development, manufacture, marketing and servicing of laser technology products with numerous other companies, certain of which have substantially greater financial, marketing and other resources than the Company. In addition, the Company's cosmetic laser products face competition from alternative medical products and procedures, such as dermabrasion, chemical peels, pharmaceutical treatment, electrolysis, waxing and surgery, among others. There can be no assurance that the Company will be able to differentiate its products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products or medical procedures. There can be no assurance that competitors will not develop products or that new technologies will not be developed that render the Company's products obsolete or less competitive. See "Technological Obsolescence." In addition, in entering areas of business in which it has little or no experience, such as the opening of laser treatment centers, the Company may not be able to compete successfully with competitors that are more established in such areas. See "New Ventures."

     FLUCTUATIONS IN QUARTERLY PERFORMANCE. The Company's results of operations have fluctuated substantially and can be expected to continue to vary significantly. The Company's quarterly operating results depend on a number of factors, including the timing of the introduction or acceptance of new products offered by the Company or its competitors, changes in the mix of products sold by the Company, changes in regulations affecting the cosmetic laser products or electronics industry, changes in the Company's operating expenses, personnel changes and general economic conditions.

     The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the price of the Shares. The price of the Shares may also be affected by broader market trends unrelated to the Company's performance. (See "Volatility of Share Price.")

     VOLATILITY OF SHARE PRICE. Factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results and other factors have caused the price of the Company's stock to fluctuate, in some cases substantially, and could continue to do so in the future. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Shares. The trading prices of many technology companies' stocks are at or near their historical highs, and reflect price/earnings ratios substantially above historical norms. There can be no assurance that the trading price of the Shares will remain at or near its current level.

     GOVERNMENT REGULATION. The Company's laser product business segment and, to a lesser degree, its electronics business segment are subject to regulation in the United States and abroad. Failure to comply with applicable regulatory requirements can result in fines, denial or suspension of approvals, seizures or recall of products, operating restrictions and criminal prosecutions, any or all of which could have a material adverse effect on the Company. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or could affect the timing of, future regulatory approvals.

     LASER PRODUCT SEGMENT. All laser product devices, including those sold by the Company, are subject to regulation by the FDA under the Medical Device Amendments of the United States Food, Drug and Cosmetics Act (the "FDA Act"). The Company's business, financial condition and operations are critically dependent upon timely receipt of FDA regulatory clearance.

          FDA CLEARANCE STATUS FOR COSMETIC LASER PRODUCTS. Three of the Company's lasers have received clearance from the FDA for certain dermatological applications: the Q-pulse ruby laser, the Tru-Pulse laser and the EpiLaser system.

     The Company is also investigating other applications in dermatology for its laser systems. It will be required to obtain FDA clearance before commercially marketing any other application. The Company believes that it will be able to seek such clearance under the 510(k) application process; however, no assurance can be given that the FDA will not require the Company to follow the more extensive and time-consuming Pre-Market Approval ("PMA") process. FDA review of a 510(k) application currently averages about seven to twelve months and requires limited clinical data based on "substantial equivalence" to a product marketed prior to 1976, while a PMA review can last for several years and require substantially more clinical data.

     The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, good manufacturing practices, record keeping and reporting requirements. The FDA also may require post-market testing and surveillance programs to monitor a product's effects. There can be no assurance that the appropriate clearances from the FDA will be granted, that the process to obtain such clearances will not be excessively expensive or lengthy or that the Company will have sufficient funds to pursue such clearances.

     No assurance can be given that FDA clearance will be obtained for the Company's current or proposed laser products on a timely basis, if at all. The laser products segment of the Company's business, is, and will continue to be, critically dependent upon FDA clearance of its current and proposed cosmetic laser products. Delays or failure to obtain such clearance would have a material adverse effect on the Company.

     OTHER GOVERNMENT CLEARANCES FOR LASER PRODUCTS; GOOD MANUFACTURING PRACTICES. In order to be sold outside the United States, the Company's products are subject to FDA permit requirements that are conditioned upon clearance by the importing country's appropriate regulatory authorities. Many countries also require that imported products comply with their own or international electrical and safety standards. In November 1992, the Company obtained approval certifying compliance with certain international electrical and safety regulations applicable to its pulsed dye laser. Additional approvals may be required in other countries. The Company has yet to apply for international approval for its diode laser for use in cosmetic surgery and dermatology.

     The Company is subject to the laser radiation safety regulations of the FDA Act administered by the National Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute appropriate operation manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes of lasers (based on the level of radiation from the laser). In addition, various warning labels must be affixed on the product and certain protective devices must be installed depending upon the class of product. Under the FDA Act, the Company is also required to register with the FDA as a medical device manufacturer and is subject to inspection on a routine basis by the FDA for compliance with Good Manufacturing Practice ("GMP") regulations. The GMP regulations impose certain procedural and documentation requirements upon the Company relevant to its manufacturing, testing and quality control activities. The CDRH is empowered to seek fines and other remedies for violations of these regulatory requirements. The Company believes that it is currently in compliance with these regulations.

     ELECTRONIC SEGMENT. A significant percentage of the total sales of the flexible circuit board component business of the Company, which presently accounts for a significant amount of the sales of the Company, are the result of either a subcontract or a direct contract for government programs funded by the U.S. military. Generally, government contracts and subcontracts are terminable at the convenience of the government. Cutbacks in military spending for certain programs or lack of military spending in general could have a material adverse effect on the Company. There can be no assurance that termination of contracts, cessation of purchase orders, or a failure to appropriate funds will not occur in the future. Any termination, cessation, or failure to appropriate funds with respect to contracts or subcontracts having a significant dollar value would have a material adverse effect on the Company's business, financial condition and results of operation. The unpredictable nature of the government procurement process also may contribute to fluctuations in the Company's quarterly performance. (See "Fluctuations in Quarterly Performance.")

     UNCERTAINTY OF MARKET ACCEPTANCE. The Company continually develops new products intended for use in the cosmetic laser products segment and the electronic products segment. As with any new products, there is substantial risk that the marketplace may not accept or be receptive to the potential benefits of such products. Market acceptance of the Company's current and proposed products will depend, in large part, upon the ability of the Company or any marketing partners to demonstrate to the marketplace the advantages of the Company's products over other types of products. There can be no assurance that applications or uses for the Company's current and proposed products will be accepted by the marketplace or that any of the Company's current or proposed products will be able to compete effectively.

     UNCERTAINTY OF HEALTHCARE REIMBURSEMENT AND REFORM. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, state and federal government regulation of reimbursement rates and capital expenditures in the United States healthcare industry has increased. Lawmakers continue to propose programs to reform the United States healthcare system, which may contain programs to increase governmental involvement in healthcare, lower Medicare and Medicaid reimbursement rates or otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals by curtailing or deferring investments, including investments in the Company's products.

     DEPENDENCE ON THIRD PARTY RESEARCHERS. The Company is substantially dependent upon third party researchers and others, over which the Company will not have absolute control, to satisfactorily conduct and complete research on behalf of the Company and to grant to the Company favorable licensing terms for products which may be developed. The Company has entered into a number of research agreements with recognized research hospitals and clinical laboratories. These research institutions include the Oregon Medical Laser Center at the Heart Institute of St. Vincent Hospital and Medical Center in Portland, Oregon, the Wellman Labs at MGH and the Otolaryngology Research Center for Advanced Endoscopic Applications at NEMC, Boston, Massachusetts. The Company provides research funding, laser technology and optics know-how in return for licensing agreements with respect to specific medical applications and patents. The Company's success will be highly dependent upon the results of the research, and there can be no assurance that these research agreements will provide the Company with marketable products in the future or that any of the products developed under these agreements will be profitable for the Company.

     TECHNOLOGICAL OBSOLESCENCE. The markets for the Company's products are characterized by rapid and significant technological change, evolving industry standards and frequent new product introductions and enhancements. Many of the Company's products and products under development are technologically innovative, and require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investment by the Company. The Company's failure to develop products in a timely manner in response to changes in the industry, whether for financial, technological or other reasons, will have a material adverse effect on the Company's business, financial condition and results of operations.

     Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. The Company will be required to devote continued efforts and financial resources to enhancement of its existing products and development of new products. There can be no assurance that the Company will have the financial resources or the technological capability necessary to carry out such product enhancement and development. Nor can there be any assurance that any of the products currently being developed by the Company, or those to be developed in the future, will be technologically feasible or accepted by the marketplace, that any such development will be completed in any particular time frame, or that the Company's products or proprietary technologies will not become uncompetitive or obsolete.

     LACK OF PATENT PROTECTION. The Company currently holds several patents and intends to pursue various additional avenues that it deems appropriate to protect its technology. There can be no assurance, however, that the Company will file any additional patent applications or that any patent applications that have been, or may be, filed will result in issued patents, or that any patent, patent application, know-how, license or cross-license will afford any protection or benefit to the Company.

     The cosmetic laser device market has been characterized by substantial litigation regarding patent and other intellectual property rights. One of the company's competitors has filed suit against the Company alleging patent infringement, among other things. See "Item 3. Legal Proceedings." In both the cosmetic laser products and the electronic products segments, litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to protect trade secrets or know-how owned by or licensed to the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and could prevent the Company from manufacturing and selling its products, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     POSSIBLE PATENT INFRINGEMENTS. In the medical products segment, the Company is aware of patents relating to laser technologies used in certain applications that the Company intends to pursue, which, if valid and enforceable, may be infringed by the Company. The Company has obtained opinions of counsel that the Company is not infringing currently on patents held by others; however, the validity of such opinions have not yet been judicially determined. If the Company's current or proposed products are, in the opinion of patent counsel, infringing on any of these patents, the Company intends to seek non-exclusive, royalty-bearing licenses to such patents but there can be no assurance that any such license would be available on favorable terms, if at all. In the electronic products segment, the Company has not been notified that it is currently infringing on any patents nor has it been the subject of any patent infringement action. No assurance can be given that infringement claims will not be made or that the Company would prevail in any legal action with respect thereto. Defense of a claim of infringement is costly and could have a material adverse effect on the Company's business, even if the Company were to prevail.

     DEPENDENCE ON PROPRIETARY RIGHTS. The Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

     NEED FOR ADDITIONAL QUALIFIED PERSONNEL/DEPENDENCE ON KEY PERSONNEL. The Company's ability to develop, manufacture and market all of its products, and to attain a competitive position within the laser products and electronics industries, will depend, in large part, on its ability to attract and retain qualified personnel. Competition for qualified personnel in these industries is intense and the Company will be required to compete for such personnel with companies which may have greater financial and other resources; there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably. The Company's inability to attract and retain such personnel could have a material adverse effect upon its business. (See "Management of Growth.")

     The Company's future success depends to a significant extent on its executive officers and certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is dependent on various sales representatives and distributors to market and sell its medical products. The Company is in the process of expanding its direct sales force to ensure that it satisfactorily monitors and controls the expected growth of its medical product sales.

     ISSUANCE OF PREFERRED STOCK AND DEBENTURES COULD AFFECT RIGHTS OF COMMON SHAREHOLDERS. The Company is authorized to issue up to 5 million shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any such additional Preferred Stock or Debentures could affect the rights of the holders of Shares, and could reduce the market price of the Shares. In particular, specific rights granted to future holders of Preferred Stock or Debentures could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by the existing control group. See "Item 5. Market for Common Equity and Related Stockholder Matters."

     PRODUCT LIABILITY EXPOSURE. Cosmetic laser product companies face an inherent business risk of financial exposure to product liability claims in the event that the use of their products results in personal injury. The Company's products are and will continue to be designed with numerous safety features, but it is possible that patients could be adversely affected by use of one of the Company's products or that deaths could occur. Further, in the event that any of the Company's products prove to be defective, the Company may be required to recall and redesign such products. Although the Company has not experienced any material losses due to product liability claims to date, there can be no assurance that it will not experience such losses in the future. The Company maintains general liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate and maintains umbrella coverage in the aggregate amount of $25,000,000; however, there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. In the event the Company is found liable for damages in excess of the limits of its insurance coverage, or if any claim or product recall results in significant adverse publicity against the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, although the Company's products have been and will continue to be designed to operate in a safe manner, and although the Company attempts to educate medical personnel with respect to the proper use of its products, misuse of the Company's products by medical personnel over whom the Company cannot exert control may result in the filing of product liability claims or significant adverse publicity against the Company.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. As part of its business strategy, the Company intends to seek opportunities to expand its product and service offerings into international markets. In marketing its products and services internationally, the Company will likely face new competitors. There can be no assurance that the Company will be successful in marketing or distributing products and services in these markets or that its international revenue will be adequate to offset the expense of establishing and maintaining international operations. The Company's international business may be adversely affected by changing economic conditions in foreign countries. The majority of the Company's sales are currently denominated in U.S. dollars, but there can be no assurance that a significantly higher level of future sales will not be denominated in foreign currencies. To the extent the Company makes sales denominated in currencies other than U.S. dollars, gains and losses on the conversion of those sales to U.S. dollars may contribute to fluctuations in the Company's business, financial condition and results of operations. In addition, fluctuations in exchange rates could affect demand for the Company's products and services. Conducting an international business inherently involves a number of other difficulties and risks, such as export restrictions, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, seasonal reductions in business activity in Europe and certain other parts of the world during the summer months, and potentially adverse tax consequences. There can be no assurance that one or more of these factors will not have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, financial condition and results of operations.

     The Company plans to expand its business into international markets and has set up a manufacturing and distribution center in Hull, England. To date, the Company has minimal experience in marketing and distributing its products internationally and plans to establish alliances with sales representative organizations and resellers with particular experience in international markets. Accordingly, the Company's success in international markets will be substantially dependent upon the skill and expertise of such international participants in marketing the Company's products. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition, there are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, management's lack of international expertise, political instability and fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition or operating results.

     HAZARDOUS SUBSTANCE AND ENVIRONMENTAL CONCERNS. The manufacture of substrate interconnect products involves numerous chemical solvents and other solid, chemical and hazardous wastes and materials. Dynaco is subject to a variety of environmental laws relating to the generation, storage, handling, use, emission, discharge and disposal of these substances and potentially significant risks of statutory and common law liability for environmental damage and personal injury. The Company, and in certain circumstances, its officers, directors and employees, may be subject to claims arising from the Company's manufacturing activities, including the improper release, spillage, misuse or mishandling of hazardous or non-hazardous substances or material. The Company may be strictly liable for damages, regardless of whether it exercised due care and complied with all relevant laws and regulations. The Company does not currently maintain environmental impairment insurance. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured or that hazardous substances are not or will not be present at the Company's facilities. Failure to comply with proper hazardous substance handling procedures or violation of environmental laws and regulations would have a material adverse effect on the Company.

     SIGNIFICANT OUTSTANDING INDEBTEDNESS; SUBORDINATION OF DEBENTURES. The Company has incurred substantial indebtedness in relation to its equity capital and will be subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments to the holders of the Debentures. The Company's ability to satisfy its obligations under the Debentures from cash flow will be dependent upon the Company's future performance and will be subject to financial, business and other factors affecting the operation of the Company, many of which may be beyond the Company's control. In the event the Company does not have sufficient cash resources to satisfy quarterly interest or other repayment obligations to the holders of the Debentures, the Company will be in default under the Debentures, which would have a material adverse effect on the Company. To the extent that the Company is required to use cash resources to satisfy interest payments to the holders of the Debentures, it will have less resources available for other purposes. Inability of the Company to repay the Debentures upon maturity would have a material adverse effect on the Company, which could result in a reduction of the price of the Company's Shares.

     The Debentures will be unsecured and subordinate in right of payment to all Senior Indebtedness of the Company. The Debentures do not restrict the Company's ability to incur additional Senior Indebtedness and most other indebtedness. The terms of Senior Indebtedness now existing or incurred in the future could affect the Company's ability to make payments of principal and/or interest to the holders of Debentures. See "Item 5. Market for Common Equity and Related Stockholder Matters."

         POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS. The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 could have the effect of delaying or preventing a change of control of the Company. The Company's stock option grants generally provide for an exercise of some or all of the optioned stock, including non-vested shares, upon a change of control or similar event. The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preference, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. (See "Issuance of Preferred Stock and Debentures Could Affect Rights of Common Shareholders.")

ITEM 7. FINANCIAL STATEMENTS


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996                 F-3

Consolidated Statements of Operations for the years ended
December 31, 1995 and 1996                                                   F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1995 and 1996                                                  F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1995 and 1996                                                  F-7

Notes to Consolidated Financial Statements                                  F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Palomar Medical Technologies, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries, as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts,
March 7, 1997 (Except with respect
to the matter discussed
in Note 15(a) as to which
the date is March 31, 1997)

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,         December 31,
                                                                                     1995                  1996
ASSETS

Current Assets:
    Cash and cash equivalents                                                   $17,138,178          $16,172,731
    Marketable securities                                                           749,410            2,893,792
    Accounts receivable, net of allowance for doubtful accounts of                4,737,766           18,308,077
       approximately $445,000 and $3,113,000, respectively
    Inventories                                                                   3,649,884           18,790,484
    Loans to officers                                                               948,198              995,331
    Notes receivable related parties                                              3,161,375              464,153
    Other notes receivable                                                              ---              899,937
    Other current assets                                                            352,130            7,623,161
                                                                                -----------           ----------
       Total current assets                                                      30,736,941           66,147,666
                                                                                -----------           ----------

Property and Equipment, at Cost, Net                                              3,165,015            8,404,605

Other Assets:
    Cost in excess of net assets acquired, net of accumulated                     3,729,508            5,024,299
       amortization of approximately  $673,000 and $1,480,000,
       respectively
    Intangible assets, net of accumulated amortization of approximately           1,597,745            2,286,058
       and $1,025,000, respectively
    Deferred costs                                                                  809,120            2,895,803
    Long-term investments                                                           500,000            3,179,554
    Loan to related party                                                           700,000            1,100,000
    Other assets                                                                    631,831            1,719,211
                                                                                -----------          -----------
       Total other assets                                                         7,968,204           16,204,925
                                                                                -----------          -----------
                                                                                $41,870,160          $90,757,196
                                                                                ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Revolving lines of credit                                                     $1,296,462           $4,558,052
    Current portion of long-term debt                                              2,574,265            2,783,683
    Contingent note payable                                                          500,000                  ---
    Accounts payable                                                               4,246,950           14,304,285
    Accrued expenses                                                               4,633,557           14,669,893
                                                                                ------------           ----------
       Total current liabilities                                                  13,251,234           36,315,913
                                                                                ------------           ----------

Long-Term Debt, Net of Current Portion                                             3,330,172           16,204,692
                                                                                ------------           ----------
Minority Interest in Subsidiary                                                          ---              160,000
                                                                                ------------           ----------

Commitments and Contingencies (Note 13)

Stockholders' Equity:
    Preferred stock, $.01 par value-                                                     139                  182
       Authorized - 5,000,000  shares
       Issued and outstanding -
       13,860 shares and 18,151 shares
       at December 31, 1995 and 1996
       (Liquidation preference of $18,645,956 as of December 31,
       1996)
    Common stock, $.01 par value-                                                    201,353              305,968
       Authorized  -  100,000,000  shares
       Issued and outstanding  - 20,135,406 shares
       and 30,596,812 shares at December 31, 1995 and 1996
    Additional paid-in capital                                                    54,152,385          104,900,551
    Accumulated deficit                                                          (25,864,657)         (64,971,200)
    Unrealized loss on marketable securities                                             ---             (342,500)
    Subscriptions receivable from related party                                   (1,988,709)            (604,653)
    Less: Treasury Stock (200,000 shares at cost)                                 (1,211,757)          (1,211,757)
                                                                                ------------          ------------
       Total stockholders' equity                                                 25,288,754           38,076,591
                                                                                ------------          ------------
                                                                                 $41,870,160          $90,757,196
                                                                                ============          ============



          The accompanying notes are an integral part of these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year ended December 31,
                                                        1995            1996
                                                    -----------     ------------

Revenues                                            $21,906,504     $70,098,443

Cost of revenues                                     17,192,470      63,177,555
                                                    -----------     ------------

      Gross profit                                    4,714,034       6,920,888
                                                    -----------     ------------

Operating Expenses

      Research and development                        4,419,487       7,977,085
      Sales and marketing                             2,768,541      11,420,943
      General and administrative                      7,879,694      21,569,054
      Business development
           and other financing costs                  1,409,303       2,879,603
      Settlement and Litigation Costs                   700,000       2,255,000
      Merger expenses                                        --         443,780
                                                    -----------     ------------
            Total operating expenses                 17,177,025      46,545,465
                                                    -----------     ------------

            Loss from operations                    (12,462,991)    (39,624,577)

Interest Expense                                     (1,374,199)     (1,443,564)

Interest Income                                         913,050       1,586,620

Net Gain on Trading Securities                          201,067       2,033,371

Gain On Sale of Stock of a Subsidiary                        --       3,830,000

Other Income (Expense)                                  102,305      (4,245,642)
                                                    -----------     ------------

      Net loss                                     $(12,620,768)   $(37,863,792)
                                                   ============    =============

Net Loss Per Common Share                                $(0.89)         $(1.49)
                                                   ============    =============
Weighted Average Number of
    Common Shares Outstanding                        14,164,901      26,166,538
                                                   ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Preferred Stock     Common Stock        Treasury Stock
                                                            --------------------------------------------------------------
                                                               Number    $0.01     Number    $0.01     Number
                                                             of Shares Par Value of Shares Par Value of Shares      Cost
                                                            -------------------- ------------------- ---------------------
Balance, December 31, 1994                                       --       $--     9,464,963  $94,649     --         $--

   Sale of common stock pursuant to warrants and options         --        --     2,925,093   29,251     --          --
   Sale of common stock                                          --        --     1,622,245   16,223     --          --
   Payments received on subscriptions receivable                 --        --        --        --        --          --
   Issuance of preferred stock, including common stock issued as
             as a placement fee, net of issuance costs          21,295       213    300,000    3,000     --          --
   Purchase of treasury stock                                    --        --        --        --     (200,000)  (1,211,757)
   Issuance of common stock in lieu of payment of notes payab    --        --       632,144    6,321     --          --
   Repayment of convertible debentures                           --        --        --        --        --          --
   Conversion of convertible debentures                          --        --     1,943,870   19,438     --          --
   Value ascribed to convertible debentures                      --        --        --        --        --          --
   Value ascribed to warrant in exchange for license technolo    --        --        --        --        --          --
   Issuance of common stock for technology                       --        --       739,546    7,395     --          --
   Conversion of preferred stock                                (7,435)      (74) 1,775,691   17,757     --          --
   Exercise of underwriter's warrants                            --        --       200,000    2,000     --          --
   Issuance of common stock for Spectrum Medical Tech., Inc.     --        --       364,178    3,642     --          --
   Issuance of common stock for investment banking and merger
             and acquisition consulting services                 --        --       167,676    1,677     --          --
   Amortization of deferred financing costs                      --        --        --        --        --          --
   Compensation expense related to warrants issued to
             consultants and investment bankers                  --        --        --        --        --          --
   Preferred stock dividends                                     --        --        --        --        --          --
   Net loss                                                      --        --        --        --        --          --
                                                            --------------------------------------------------------------

Balance, December 31, 1995                                      13,860      $139 20,135,406 $201,353  (200,000) $(1,211,757)
                                                            ===============================================================



                                                       Additional                  Unrealized                       Total
                                                        Paid-in    Accumulated       Loss On     Subscription    Stockholders
                                                        Capital      Deficit       Marketable      Receivable      Equity
                                                                                   Securities
Balance, December 31, 1994                           $15,773,109 $(13,119,279)       $--            $--          $2,748,479

   Sale of common stock pursuant to
     warrants and options                              7,588,888      --              --          (4,633,975)     2,984,164
   Sale of common stock                                2,935,921      --              --              --          2,952,144
   Payments received on subscriptions receivable          --          --              --           3,694,840      3,694,840
   Issuance of preferred stock,
      including common stock issued as
      as a placement fee, net of issuance costs       19,382,750      --              --              --         19,385,963
   Purchase of treasury stock                             --          --              --              --         (1,211,757)
   Issuance of common stock in lieu of
     payment of notes payable                          1,873,611      --              --              --          1,879,932
   Repayment of convertible debentures                  (321,533)     --              --              --           (321,533)
   Conversion of convertible debentures                3,071,302      --              --              --          3,090,740
   Value ascribed to convertible debentures              899,813      --              --              --            899,813
   Value ascribed to warrant in exchange
     for license technology                              100,000      --              --              --            100,000
   Issuance of common stock for technology               292,605      --              --              --            300,000
   Conversion of preferred stock                          68,377      --              --              --             86,060
   Exercise of underwriter's warrants                  1,049,574      --              --          (1,049,574)         2,000
   Issuance of common stock for
     Spectrum Medical Tech., Inc.                        996,358      --              --              --          1,000,000
   Issuance of common stock for
     investment banking and merger
     and acquisition consulting services                 416,823      --              --              --            418,500
   Amortization of deferred financing costs              (70,583)     --              --              --            (70,583)
   Compensation expense related to
     warrants issued to
     consultants and investment bankers                   95,370      --              --              --             95,370
   Preferred stock dividends                              --         (124,610)        --              --           (124,610)
   Net loss                                               --      (12,620,768)        --              --        (12,620,768)
                                                    ------------------------------------------------------------------------

Balance, December 31, 1995                           $54,152,385 $(25,864,657)       $--         $(1,988,709)   $25,288,754
                                                    ========================================================================


     The accompanying notes are an integral part of these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (continued)



                                                              Preferred Stock         Common Stock              Treasury Stock
                                                              Number    $0.01        Number     $0.01       Number
                                                              of Shares Par Value    of Shares  Par Value   of Shares    Cost

Balance, December 31, 1995                                      13,860       $139   20,135,406   $201,353   (200,000) $(1,211,757)

    Sale of common stock pursuant to warrants and options           --        --     2,967,996     29,681         --          --
    Sale of common stock                                            --        --     1,176,205     11,762         --          --
    Payments received on subscriptions receivable                   --        --            --         --         --          --
    Issuance of preferred stock, including common stock
          issued as a placement fee, net of issuance costs      32,000       320      115,000       1,150         --          --
    Issuance of common stock for 1995 employer 401(k)
          matching contribution                                     --        --       45,885         459         --          --
    Conversion of preferred stock, including accrued
          dividends and interest of $782,602                   (25,209)     (252)   4,481,518      44,815         --          --
    Conversion of convertible debentures                            --        --       34,615         346         --          --
    Redemption of convertible debentures                            --        --          --           --         --          --
    Value ascribed to convertible debentures                        --        --          --           --         --          --
    Redemption of preferred stock                               (2,500)      (25)         --           --         --          --
    Exercise of underwriter's warrants                              --        --     500,000        5,000         --          --
    Exercise of stock options in majority controlled
          subsidiary                                                --        --         --            --         --          --
    Issuance of common stock for conversion of
          debentures at Tissue Technologies, Inc.                   --        --    813,431         8,134         --          --
    Issuance of common stock for minority interest
          in Star Medical subsidiary                                --        --    224,054         2,241         --          --
    Issuance of common stock in exchange for license
          rights                                                    --        --     56,900           569         --          --
    Issuance of common stock for acquisition of
          Dermascan, Inc.                                           --        --     35,000           350         --          --
    Issuance of common stock for investment banking
          and merger and acquisition consulting services            --        --     56,802           568         --          --
    Compensation expense related to warrants issued to
          non-employees under SFAS No. 123                          --        --        --             --         --          --
    Return of escrowed shares                                       --        --   (46,000)          (460)        --          --
    Amortization of deferred financing costs                        --        --        --             --         --          --
    Unrealized loss on marketable securities                        --        --        --             --         --          --
    Preferred stock dividends                                       --        --        --             --         --          --
    Net loss                                                        --        --        --             --         --          --
                                                            ----------------------------------------------------------------------
Balance, December 31, 1996                                      18,151      $182 30,596,812      $305,968   (200,000) $(1,211,757)
                                                            ======================================================================



                                                            Additional                Unrealize                          Total
                                                             Paid-in    Accumulated    Loss  on      Subscriptions   Stockholders'
                                                             Capital    Deficit     Marketable        Receivable        Equity
                                                                                      Securities
                                                            ----------------------------------------------------------------------

Balance, December 31, 1995                                 $54,152,385 $(25,864,657)        $--        $(1,988,709)    $25,288,754

    Sale of common stock pursuant to warrants
          and options                                        7,569,226           --          --                 --       7,598,907
    Sale of common stock                                     6,049,618           --          --                 --       6,061,380
    Payments received on subscriptions receivable                   --           --          --          2,441,556       2,441,556
    Issuance of preferred stock, including common
          stock issued as a placement fee, net
          of issuance costs                                 30,821,677           --          --                 --      30,823,147
    Issuance of common stock for 1995 employer 401(k)
          matching contribution                                160,139           --          --                 --         160,598
    Conversion of preferred stock, including accrued
          dividends and interest of $782,602                   744,124           --          --                 --         788,687
    Conversion of convertible debentures                       145,260           --          --                 --         145,606
    Redemption of convertible debentures                       (41,530)          --          --                 --         (41,530)
    Value ascribed to convertible debentures                 2,757,860           --          --                 --       2,757,860
    Redemption of preferred stock                           (3,123,127)          --          --                 --      (3,123,152)
    Exercise of underwriter's warrants                       1,057,500           --          --         (1,057,500)          5,000
    Exercise of stock options in majority
          controlled subsidiary                                 50,000           --          --                 --          50,000
    Issuance of common stock for conversion
          of debentures at Tissue Technologies, Inc.         1,019,022           --          --                 --       1,027,156
    Issuance of common stock for minority interest
           in Star Medical subsidiary                        1,747,482           --          --                 --       1,749,723
    Issuance of common stock in exchange for
          license rights                                       369,574           --          --                 --         370,143
    Issuance of common stock for acquisition
          of Dermascan, Inc.                                  489,650            --          --                 --         490,000
    Issuance of common stock for investment
          banking and merger and acquisition
          consulting services                                 476,156            --          --                 --         476,724
    Compensation expense related to warrants
          issued to non-employees under SFAS No. 123          532,758            --          --                 --         532,758
    Return of escrowed shares                                     460            --          --                 --              --
    Amortization of deferred financing costs                  (77,683)           --          --                 --         (77,683)
    Unrealized loss on marketable securities                       --            --    (342,500)                --        (342,500)
    Preferred stock dividends                                      --    (1,242,751)         --                 --      (1,242,751)
    Net loss                                                       --   (37,863,792)         --                 --     (37,863,792)
                                                          -------------------------------------------------------------------------
Balance, December 31, 1996                                $104,900,551 $(64,971,200)  $(342,500)         $(604,653)    $38,076,591
                                                          =========================================================================



          The accompanying notes are an integral part of these consolidated financial statements.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year ended December 31,
                                                                  1995           1996
                                                              -------------  -------------
Cash Flows from Operating Activities
   Net loss                                                   $(12,620,768)  $(37,863,792)
   Adjustments to reconcile net loss to net cash
      used in operating activities-
      Depreciation and amortization                              1,825,673      3,916,221
      Settlement and litigation costs                              700,000      2,255,000
      Gain on sale of stock of a subsidiary                        --          (3,830,000)
      Write-off of in-process research and development             --              57,212
      Write-off of intangible assets                               --             631,702
      Write-off of deferred financing costs associated with
         redemption of convertible debentures                      --             201,500
      Valuation allowances for notes and investments               --           4,996,038
      Minority interest in loss of subsidiary                     (102,305)       --
      Accrued interest receivable on note
          and subscription receivable                              --            (568,917)
      Foreign currency exchange gain                               --            (446,596)
      Noncash interest expense related to debt                     220,280        163,680
      Noncash compensation related to common stock and warrant      95,370        836,982
      Realized gain on marketable securities                       --            (835,197)
      Unrealized gain on marketable securities                    (133,568)    (1,198,174)
      Changes in assets and liabilities, net of effects
         from business combinations;
         Purchases of marketable securities                       (615,842)   (10,355,055)
         Sale of marketable securities and
               interest received on marketable securities           50,000     10,244,044
         Accounts receivable, net                               (1,479,532)   (13,806,643)
         Inventories                                            (1,419,030)   (14,975,426)
         Other current assets and loans to officers               (658,012)    (1,809,381)
         Accounts payable                                        1,770,100      9,902,024
         Accrued expenses                                        2,159,702      6,251,560
                                                              ------------   -------------
               Net cash used in operating activities           (10,207,932)   (46,233,218)
                                                              ------------   -------------

Cash Flows from Investing Activities
   Cash paid for purchase of Comtel Electronics, Inc., net of      --            (146,586)
   Cash acquired from purchase of Spectrum Medical
          Technologies, Inc., and CD Titles, Inc.                  101,207        --
   Cash paid for purchase of  Inter-connecting Products, Inc.     (397,199)       --
   Proceeds from sale of subsidiary stock                          --           2,000,000
   Purchases of property and equipment                          (1,147,945)    (5,142,128)
   Increase in intangible assets                                   --            (410,647)
   Increase in other assets                                       (695,673)    (1,125,333)
   Loans to related parties                                     (3,861,375)    (7,338,625)
   Loans to non-related parties                                    --          (2,236,531)
   Payments received on loans to related parties                   --           9,322,284
   Investment in nonmarketable securities                         (500,000)    (5,767,054)
   Increase in organizational costs                               (500,000)       --
                                                              ------------   -------------
               Net cash used in investing activities            (7,000,985)   (10,844,620)


          The accompanying notes are an integral part of these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                                 Year ended December 31,
                                                                    1995          1996
                                                                 ---------     ----------
Cash Flows from Financing Activities
   Proceeds from issuance of convertible debentures              4,150,000     14,169,441
   Proceeds from notes payable                                   2,630,000        --
   Deferred financing costs incurred related to
          convertible debemtures                                  (182,000)    (1,365,217)
   Redemption of convertible debentures                         (1,048,967)      (930,000)
   Payments of notes payable and capital lease obligations      (1,653,957)      (944,413)
   Net (payments) proceeds from revolving lines of credit         (616,538)     3,261,590
   Proceeds from sale of common stock                            2,952,144      6,061,380
   Exercise of warrants                                          6,194,955      7,111,684
   Issuance of preferred stock                                  19,385,963     30,823,147
   Purchase of treasury stock                                   (1,211,757)       --
   Payment of contingent note payable                              --            (500,000)
   Redemption of preferred stock, including accrued dividends      --          (3,194,375)
   Payments received on subscriptions receivable                   --           2,009,592
   Deferred costs                                                  --            (932,661)
   Proceeds from exercise of stock options                         484,049        542,223
                                                               -----------     ----------
               Net cash provided by financing activities        31,083,892     56,112,391
                                                               -----------     ----------
Net increase (decrease) in cash and cash equivalents            13,874,975       (965,447)
Cash and cash equivalents, beginning of year                     3,263,203     17,138,178
                                                               -----------     ----------
Cash and cash equivalents, end of year                         $17,138,178    $16,172,731
                                                               ===========    ===========

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                         $542,294       $599,011
                                                               ===========    ===========

Supplemental Disclosure of Noncash Financing and Investing Activities:
   Conversion of convertible debentures and related accrued
      interest, net of financing fees                           $3,190,740     $1,172,762
                                                               ===========    ===========

   Subscriptions received in connection with warrant
      exercises                                                 $1,988,709     $1,057,500
                                                               ===========    ===========

   Issuance of common stock in lieu of payment of
          notes payable                                         $1,879,932        $--
                                                               ===========    ===========

   Conversion of preferred stock                                   $86,060       $788,687
                                                               ===========    ===========

   Property acquired under capital leases                         $196,321     $1,135,189
                                                               ===========    ===========

   Issuance of common stock in exchange for license rights        $300,000       $370,143
                                                               ===========    ===========

   Purchase of technology                                         $---         $1,375,000
                                                               ===========    ===========

   Investment banking and consulting fees for services
      related to the issuance of common stock and
      convertible debentures                                      $120,000       $709,224
                                                               ===========    ===========

               The accompanying notes are an integral part of these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)



                                                                 Year ended December 31,
                                                                  1995           1996
                                                                 ---------     -----------

Supplemental Disclosure of Noncash Financing and Investing Activities

   Value ascribed to warrants in exchange for
      license technology                                          $100,000        $--
                                                                 =========     ===========

   Issuance of common stock for 1995 employer 401(k)
      matching contribution                                        $--           $160,598
                                                                 =========     ===========

   Issuance of common stock for minority interest
   in Star Medical subsidiary                                      $--         $1,749,723
                                                                 =========     ===========

Acquisition of Comtel Electronics, Inc.
   Liabilities assumed                                             $--          $(258,144)
   Fair value of assets acquired                                    --             72,661
   Cash paid, net of cash acquired                                  --           (146,586)
                                                                 ---------     -----------
Cost In Excess of Net Assets Acquired                              $--          $(332,069)
                                                                 =========     ===========

Acquisition of Dermascan, Inc.
   Liabilities assumed                                             $--           $(39,980)
   Fair value of assets acquired                                   --              28,126
   Fair value of  common stock issued                              --            (490,000)
                                                                 ---------     -----------
Cost In Excess of Net Assets Acquired                              $--          $(501,854)
                                                                 =========     ===========

Acquisition of Spectrum Medical Technologies, Inc.
   Liabilities assumed                                         $(1,128,139)       $--
   Fair value of assets acquired                                 1,456,920         --
   Fair value of 364,178 shares of common stock issued          (1,000,000)        --
   Promissory note issued                                         (700,000)        --
   Cash paid                                                      (300,000)        --
   Acquisition costs incurred                                     (161,138)
                                                               ------------    -----------
Cost in Excess of Net Assets Acquired                          $(1,832,357)       $--
                                                               ============    ===========

Acquisition of CD Titles, Inc.
   Liabilities assumed                                         $(1,271,345)       $--
   Fair value of assets acquired                                 1,271,345         --
                                                               ------------    -----------
Cost In Excess of Net Assets Acquired                              $--            $--
                                                               ============    ===========

Acquisition of Inter-connecting Products, Inc.
   Liabilities assumed                                           $(201,761)       $--
   Fair value of assets acquired                                   598,960         --
   Cash Paid                                                      (397,199)        --
                                                               ------------    -----------
Cost In Excess of Net Assets Acquired                              $--            $--
                                                               ============    ===========

                    The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND OPERATIONS

     Palomar Medical Technologies, Inc. and subsidiaries ("Palomar" or the "Company") is engaged in two business segments: medical device products and services and electronic products and services. The medical device products segment consists of the commercial sales and development of cosmetic and medical laser systems and services. The electronics products segment consists of the manufacture and sale of personal computers, high density flexible electronics circuitry and memory modules.

     The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies associated with some of the directors and officers of the Company (See Note 11).

     Some of the Company's medical laser and electronic products are in various stages of development, and, as such, success of future operations is subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the successful development and marketing of its products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals.

     The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and/or other prospective sources in order to fund future operations. The Company has financed current operations, expansion of its core business and outside short-term financial investments primarily through the private sale of debt and equity securities of the Company. The Company raised a total of $56,112,391 and $31,083,892 in such financings during the years ended December 31, 1996 and 1995, respectively. The Company anticipates that it will require additional financing during the next twelve-month period to continue to fund operations and growth. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities. Sales of securities to private investors are sold at a discount to the public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register these securities for resale to the public at some future time.

MEDICAL SEGMENT BUSINESS DEVELOPMENTS

STAR MEDICAL TECHNOLOGIES, INC.

     On April 22, 1996, the Company purchased the remaining 14.5% of the outstanding common stock of Star Medical Technologies, Inc. ("Star") which it did not already own in exchange for 224,054 shares of Palomar's common stock valued between $6 and $8 per share. This agreement restricts, for a period of two years, the sale of the Company's common stock issued in connection with this agreement. The purchase price has been recorded as additional goodwill and is being amortized over a period of five years. In connection with this agreement the original founders of Star have agreed to rescind all royalties due to them under a Rights Agreement dated July 1, 1993. To date, revenues from Star have not been significant.

SPECTRUM MEDICAL TECHNOLOGIES, INC.

         On April 5, 1995, the Company acquired all of the outstanding common stock of Spectrum Medical Technologies, Inc. ("Spectrum"). The purchase price consisted of $300,000 in cash, a $700,000 two-year promissory note, 364,178 shares of the Company's common stock with an aggregate fair market value of $1,000,000, acquisition costs of $161,138 and assumed liabilities totaling $1,128,139. In addition, the purchase price includes a 20% contingency payment, payable in the Company's common stock, based upon the future earnings performance of Spectrum over a three to five-year period, which will be recorded as additional goodwill if earned. Spectrum develops, manufactures, sells and services ruby lasers throughout the world for dermatological applications including the recently (March 1997) FDA approved EpiLaser. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16.

SPECTRUM FINANCIAL SERVICES LLC

     On June 30, 1995, the Company formed Spectrum Financial Services LLC ("SFS"), a Limited Liability Company. SFS provides financial leasing services for medical and electronic manufacturers both related and unrelated to the Company. The Company has majority control over the operating activities of this entity. Accordingly, the Company has consolidated the results of operations and financial position of SFS since the date of formation. To date, the operations of SFS have not been a significant.

TISSUE TECHNOLOGIES, INC.

     On May 3, 1996, the Company acquired 100% of Tissue Technologies, Inc. ("Tissue Technologies"), a manufacturer of a dermatology laser product for the treatment of wrinkles, in exchange for 3,200,000 shares of the Company's common stock. The Company has accounted for this acquisition as a pooling-of-interest in accordance with APB No. 16. Tissue Technologies is engaged in the manufacturing, marketing and sales of the Tru-Pulse C02 laser system used in skin resurfacing and treatment of wrinkles.

DERMASCAN, INC.

     On July 18, 1996 the Company purchased 80 shares of common stock (80% of total issued and outstanding capital stock) of Dermascan, Inc. ("Dermascan") from a Dermascan stockholder in exchange for 35,000 shares of the Company's common stock. The Company included these 35,000 shares in a registration statement that became effective February 28, 1997. In addition, the Company agreed to pay the Dermascan stockholder an amount equal to the difference between $14.00 and the $7.8125, the closing bid price on February 28, 1997. The Company has recorded the acquisition at a price of $490,000 in total. Dermascan markets and sells electrology equipment and supplies to the electrology market. To date, the operations of Dermascan have not been significant.

PALOMAR TECHNOLOGIES, LTD.

     On November 13, 1996, the Company formed Palomar Technologies, Ltd. located in Hull, England. The purpose of the formation of this company was to establish a European entity to manufacture, sell and service laser products throughout Europe and provide a low-cost sourcing alternative for specialty components. Operations are expected to begin in mid-1997. Through March 7, 1997, the Company has funded this subsidiary with approximately $1,600,000 for the purchase of office building and lease of its manufacturing facilities and the hiring of certain key employees, and is committed to fund this subsidiary an additional $1 million. Subsequent to year end, Palomar Technologies Ltd. entered into employment agreements with several individuals and issued stock options to purchase up to 49% of the outstanding common shares of Palomar Technologies Ltd. Under the terms of the employment agreements, the optionholders have the right to require the Company to purchase all or a portion of these common shares exercised pursuant to such stock option at a purchase price based on an earnings formula as defined.

COSMETIC TECHNOLOGY INTERNATIONAL, INC.

     On December 20, 1996, the Company formed Cosmetic Technology International, Inc. ("CTI"). CTI is a service company which intends to establish a worldwide network of cosmetic, dermatological laser and medical device sites with medical service partners (both fixed and mobile) in key geographic locations. Each site will be provided a turnkey package of laser and medical device technology, equipment and services. To date, the operations of CTI have not been significant.

ELECTRONICS SEGMENT BUSINESS DEVELOPMENTS

NEXAR TECHNOLOGIES, INC.

     On March 7, 1995, the Company formed Nexar Technologies, Inc. ("Nexar"). Nexar is an early-stage company that manufactures, markets and sells personal computers with a unique circuit board design that will enable end users to upgrade and replace the microprocessor, memory and hard drive components. Nexar markets its products using various proprietary brand names through multiple channels of distribution, including the wholesale, retail and direct response channels.

     On December 20, 1996, Nexar filed a registration statement on Form S-1 with the SEC in connection with an initial public offering of 2,500,000 shares of its common stock for its own account, as well as shares held by Nexar shareholders. The estimated price per share range of the proposed offering is $11.00 to $13.00. Following the offering, Palomar will beneficially own approximately 67% of the common stock subject to a contingent repurchase right of Nexar at a nominal price per share in the event that Nexar achieves certain performance milestones set forth in an agreement between Nexar and Palomar, and shares of Nexar common stock which Palomar may acquire upon conversion of shares of Nexar convertible preferred stock. The Company anticipates that the offering will close in early April 1997. Upon completion of the offering, Nexar will repay the Company approximately $8,200,000 from the net proceeds received from this offering. However, the Company can in no way guarantee, nor ensure, successful completion of the initial public offering.

     In December 1996 the Company sold 400,000 shares of Nexar common stock for $4,000,000, of which $2,000,000 was collected prior to year end and $2,000,000 is in other current assets in the consolidated balance sheet. One of the purchasers of 200,000 shares is a shareholder of the Company. The Company recognized a gain on this sale of $3,830,000 in the consolidated statement of operations. Subsequent to year end, the Company sold an additional 200,000 shares of Nexar common stock for $2,000,000 to another Company shareholder. The subsequent to year end sale of Nexar common stock includes an option arrangement, whereby the purchaser has the option to exchange the shares of Nexar common stock, as defined, for $2,000,000 of the Company's common stock based on a discounted value as defined, if an option exercise event occurs, based on the value of the Company's stock on the exchange date. The option exercise terminates upon the completion of Nexar's initial public offering.

CD TITLES, INC.

     On July 13, 1995, CD Titles, Inc. ("CD Titles") was incorporated. The Company owns substantially all of CD Titles' outstanding common stock. During July 1995, certain minority stockholders of CD Titles loaned CD Titles a total of $600,000. On July 31, 1995, CD Titles purchased certain assets and assumed certain liabilities of CD Titles totaling $1,271,345. The purchase price consisted of $625,000 in cash and a $600,000 note payable due September 30, 1995, which was guaranteed by the Company. CD Titles is a CD ROM publishing company that distributes various materials on CD ROM through personal computer wholesale channels in the United States. The acquisition has been accounted for as a purchase in accordance with the APB No. 16.

     CD Titles defaulted on its loans to the minority stockholders, and on October 30, 1995 the Company negotiated a settlement with the minority stockholders by agreeing to issue 257,144 shares of the Company's common stock in lieu of the then outstanding principal and accrued interest (approximately $794,000 at October 30, 1995). The common stock was issued at a 35% discount of the closing bid price of the stock on October 30, 1995. The discount represented the Company's cost of acquiring capital and was consistent with discounts offered in similar financings during 1995.

     In addition to the settlement of the minority stockholders' notes, the Company entered into a settlement agreement with the former stockholders. Pursuant to the settlement agreement, the Company registered 175,000 shares of its authorized, but unissued common stock (the "pledged shares") which were then issued to the former shareholders of CD Titles for resale. As part of the agreement, the former shareholders of CD Titles would sell only the amount of pledged shares to receive proceeds equal to the outstanding principal and accrued interest on the note payable, which totaled $628,531, due on September 30, 1995, as part of the acquisition of CD Titles. In 1996, the former shareholders of CD Titles returned 46,000 of the pledged shares, which represents the unused portion. The Company has retired the returned shares.

DYNAMEM, INC.

     On September 28, 1995, Dynaco Corp. ("Dynaco") formed Dynamem Corporation ("Dynamem") (a Delaware Corporation) and contributed $8,000 for a majority (80%) ownership in this subsidiary. The remaining 20% ownership is owned by the president of Dynamem (the "Joint Owner"). Dynamem was formed to manufacture and distribute a patented, high-density memory packaging technology. The Joint Owner granted Dynamem a non-exclusive license to manufacture, use, sell and sublicense certain patented FRAMM technology in exchange for certain royalty payments. The royalities are guaranteed by Dynaco. Dynaco and the Joint Owner also entered into a stockholders' agreement which grants the Joint Owner the right, upon the earlier of December 29, 2000, or the termination of his employment with Dynamem, to require Dynaco to purchase a total of 75% of the securities owned by the Joint Owner in Dynamem. In addition, if the Company purchases the Joint Owner's shares, the Joint Owner may elect to receive between 35% and 100% of the purchase price in the form of common stock of the Company.

PALOMAR ELECTRONICS CORPORATION

     On September 15, 1995, the Company formed Palomar Electronics Corporation ("PEC"), as part of a reorganization to separate the electronics and computer operations of the Company's business from the medical laser segments of its business. On September 29, 1995, as part of this reorganization, the Company contributed all of its outstanding capital stock of Dynaco and Nexar, together with certain intercompany indebtedness, to PEC in exchange for 4,500,000 shares of common stock of PEC. On December 21, 1995, PEC issued 10% bridge notes payable to certain investors for an aggregate consideration of $1,350,000 (see
Note 4). In connection with these notes, PEC issued to the noteholders warrants to purchase up to 240,000 shares of its common stock. During the year ended December 31, 1995, the Company started, but did not complete, an initial public offering of PEC and incurred costs of approximately $438,000. This amount is included in business development and other financing costs in the accompanying consolidated statement of operations for the year ended December 31, 1995.

COMTEL ELECTRONICS, INC.

     During 1996, Dynaco acquired 80.23% ownership Comtel Electronics, Inc. ("Comtel") by converting a $100,000 note receivable into equity of Comtel and paying $27,500 in cash. Effective December 31, 1996, as part of a recapitalization of Comtel, Dynaco exchanged $2,200,000 in intercompany receivables due from Comtel and used by Comtel to fund its operations for an additional 11.98% ownership in Comtel. This transaction resulted in Dynaco owning 97.3% of Comtel. The remaining 2.7% ownership is held by two individuals. The acquisition has been accounted for as a purchase in accordance with APB No.
16. Accordingly, the Company has allocated the purchase price based on the fair market value of assets acquired and liabilities assumed. The results of Comtel have been included with those of the Company since March 20, 1996.

PRO FORMA INFORMATION

     The results of operations related to Spectrum have been included with those of the Company since April 5, 1995.

     The results of operations related to CD Titles, Inc./CDRP have been included with those of the Company since July 31, 1995.

     The results of operations related to Comtel have been included with those of the Company since March 20, 1996.

     The results of operations related to Dermascan have been included with those of the Company since July 18, 1996

     Unaudited pro forma operating results for the Company, assuming the acquisitions of Spectrum and Comtel had been made as of January 1, 1995, are as follows (operations of CD Titles and Dermascan prior to acquisition were insignificant):


                                                       Year Ended
                                               1995                  1996
                                           -----------          -----------
      Revenue                              $31,051,600          $70,483,048
      Net loss                             (16,827,709)         (37,901,990)
      Net loss per common share                 $(1.20)              $(1.49)

     Separate and combined results of the Company and Tissue Technologies preceding the merger were as follows:

                                 Tissue            Palomar          Combined
                            ------------        -----------        -------------
     Four Months Ended
          May 3, 1996
          (unaudited)
     Net Revenues             $3,093,804        $10,255,380         $13,349,184
     Net Loss                $(1,731,775)       $(8,259,386)       $ (9,991,161)

     Year Ended
          December 31, 1995
     Net Revenues               $114,425        $21,792,079         $21,906,504
     Net Loss                $(1,969,793)      $(10,650,975)       $(12,620,768)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in the Notes to Consolidated Financial Statements.

(a) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and all wholly-owned and majority-owned subsidiaries. All other investments are accounted for using the cost method as the Company owns less than 20% of the common stock outstanding for these investments. All intercompany transactions have been eliminated in consolidation.

(b) MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As of December 31, 1996, the Company also has investments in marketable and nonmarketable securities and loans to related parties totaling $8,632,830. The amount that the Company may ultimately realize from these investments could differ materially from the value of these investments recorded in the accompanying consolidated financial statements as of December 31, 1996.

(c) INVESTMENTS

         The fair values for the Company's marketable securities are based on quoted market prices. The fair values of nonmarketable equity securities which totaled $2,400,000 at December 31, 1996 represent equity investments in early stage technology companies, and are based on the financial information provided by these ventures. The Company periodically performs a financial analysis to evaluate whether a permanent impairment has occurred. The amount that the Company realizes from these investments may differ significantly from the amounts recorded in the accompanying consolidated financial statements.

     The Company accounts for marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost are classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1995 and 1996. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Unrealized gains and losses relating to available-for-sale securities are included as a separate component of stockholders' equity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are included in the accompanying consolidated statements of operations. The Company has deemed its portfolios at December 31, 1995 and 1996 to consist of available-for-sale and trading securities summarized as follows:

                                             December 31, 1995
                          ------------------------------------------------------

                                          Gross         Gross
                          Amortized    Unrealized     Unrealized        Fair
                            Costs         Gain           Loss          Value
                         -----------  ------------  -------------  -------------
Trading Securities:
Investments in publicly
traded companies          $615,842      $137,170        $3,602        $749,410
                        ============  ============  =============  =============


                                             December 31, 1996
                         ------------------------------------------------------

Trading Securities:
Investments in  publicly
traded companies          $1,695,618    $1,537,614      $339,440      $2,893,792

Available-for-Sale (long-term):
Investments in  publicly
traded companies           1,000,000        ---         342,500        657,500

                        ------------  ------------  -------------  -------------
                          $2,695,618    $1,537,614      $681,940      $3,551,292
                        ============  ============  =============  =============

(d) INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead. At December 31, 1995 and 1996, inventories consist of the following:

                                                   December 31,
                                             1995                1996
                                       ----------------    ----------------
   Raw materials                           $1,949,288         $13,266,204
   Work-in-process and finished goods       1,700,596           5,524,280
                                       ----------------    ----------------
                                           $3,649,884         $18,790,484
                                       ================    ================

(e) DEPRECIATION AND AMORTIZATION

     The Company provides for depreciation and amortization on property and equipment using the straight-line method, by charging to operations amounts that allocate the cost of assets over their estimated useful lives as follows:

                                                                  Estimated
                   Asset Classification                          Useful Life
          ------------------------------------            ----------------------
          Equipment under capital leases                      Term of Lease
          Machinery and Equipment                               5-8 Years
          Furniture and Fixtures                                 5 Years
          Leasehold improvements                              Term of Lease

     Property and Equipment consist of the following:

                                                         December 31,
                                                   1995               1996
                                            ----------------   -----------------
     Equipment under capital leases               $1,214,950          $2,261,339
     Machinery and equipment                       1,992,157           5,429,764
     Furniture and fixtures                          806,252           1,926,948
     Leasehold improvements                          308,158           1,160,814
                                            ----------------   -----------------
                                                   4,321,517          10,778,865
     Less:  Accumulated depreciation
                and amortization                   1,156,502           2,374,260
                                            ----------------   -----------------
                                                  $3,165,015          $8,404,605
                                            ================   =================

(f) COST IN EXCESS OF NET ASSETS ACQUIRED AND INTANGIBLE ASSETS

     The costs in excess of net assets acquired for Dynaco, Spectrum, Star and Comtel are being amortized on a straight-line basis over periods ranging from 5 to 10 years, and are as follows:


                                                           December 31,
                                                     1995               1996
                                             ----------------   ----------------
     Dynaco                                        $2,570,318         $2,570,318
     Spectrum                                       1,832,357          1,832,357
     Star                                              ---             1,749,722
     Comtel                                            ---               352,220
                                             ----------------   ----------------
                                                    4,402,675          6,504,617
     Less:  accumulated amortization                  673,167          1,480,318
                                             ================   ================
                                                   $3,729,508         $5,024,299
                                             ================   ================

     Amortization expense for the years ended December 31, 1995, and 1996, amounted to approximately $445,000 and $807,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

     The  Financial  Accounting  Standards  Board issued  Statement of Financial
Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, in March 1995. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including cost in excess of net assets acquired, based on the estimated future cash flows to be generated by such assets. The Company had write-offs totaling approximately $1,032,000 associated with the realizability of certain licenses and goodwill. This amount is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1996.

     Other intangibles include the cost of licenses and technologies acquired through the purchase of product rights and licenses during 1995 and 1996. These intangibles are being amortized over a period of five years. Amortization expense for the years ended December 31, 1995 and 1996 were approximately $149,000 and $876,000 respectively, and is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

     On February 28, 1995, Tissue Technologies entered into a license agreement to license a patent on a low pressure discharge apparatus (a key instrument in Tissue Technologies' product) with a corporation. As consideration for entering into the agreement, the corporation received $50,000 in cash and a warrant to purchase 160,000 shares of common stock at a price of $.01 per share. Tissue Technologies ascribed a value to the warrant of $100,000. The former majority stockholder and officer of Tissue Technologies also assigned his right to license the technology to Tissue Technologies, on an exclusive basis, and exchanged his note payable of $100,000 for 600,000 shares of Tissue Technologies' common stock, which was subsequently exchanged in the merger discussed in Note 1. Tissue Technologies has capitalized $450,000 which represents the cash paid plus the value ascribed to the equity consideration given in exchange for the license.

     As part of the formation and organization of PEC and Nexar, the Company agreed to settle a complaint brought against the Company and the chief executive officer of Nexar. As part of the settlement, the Company was required to pay $525,000 and agreed to issue warrants to purchase 108,000 shares of the Company's common stock at $5.00 per share. The Company has fully expensed this amount in 1996 which is included in settlement and litigation costs in the accompanying consolidated statement of operations.

(g) DEFERRED COSTS

     Deferred costs consisted of the following at December 31, 1995 and 1996:

                                                          December 31,
                                                     1995              1996
                                                ---------------   --------------
     Prepaid Investment banking fees                 $290,816         $      ---
     Deferred initial public offering costs               ---            952,383
     Deferred financing costs, net                    518,304          1,943,420
                                                ===============   ==============
                                                     $809,120         $2,895,803
                                                ===============   ==============

     On August 19, 1994, the Company entered into an investment services agreement whereby an investment banker would provide merger and acquisition consulting services over a two-year period ending August 1996. The Company expensed approximately $436,000 and $291,000 of these prepaid fees during the years ended December 31, 1995 and 1996, respectively.

     As of December 31, 1996, the Company has incurred costs of approximately $952,383 in connection with the proposed initial public offering of Nexar's common stock. These costs have been deferred as of December 31, 1996 and upon the consummation of the proposed initial public offering the deferred offering costs will be charged to stockholder's equity as reduction of the gross proceeds.

     During the years ended December 31, 1995 and 1996, the Company incurred financing costs related to several issuances of convertible debentures (see Note
4). Deferred financing costs related to convertible debentures totalled $238,333 and $1,943,420 at December 31, 1995 and 1996, respectively.

(h) REVENUE RECOGNITION

     The Company recognizes product revenue upon shipment. Design and tooling revenue is recognized upon customer acceptance. Occasionally, revenue is recognized by the Company's Dynaco subsidiary upon completion of a phase of the order when contractually accepted by the customer. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

     Nexar recognizes product revenue upon shipment. Nexar has established programs which, under specified conditions, provide price protection and or enable customers to return products. The effects of these programs are estimated and current period revenue and cost of revenue are reduced accordingly. This is standard industry practice, and no other contingencies exist relating to these programs. Provisions are made at the time of sale for any applicable warranty costs expected to be incurred.

     During the year ended December 31, 1996, Nexar recognized revenue totaling approximately $2,500,000 for products whose title passed to a significant customer (see Note 2(i)) and such customer instructed the Company to hold the product at its manufacturing facility on the customer's behalf. Subsequent to December 31, 1996, all of this product had been shipped to this customer. Included in accounts receivable at December 31, 1996 is approximately $160,000 due from this customer related to this transaction. The Company has recognized this revenue in accordance with the SEC Accounting and Auditing Enforcement Release No. 108.

(i) SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1995 one customer accounted for 10.3% of revenues and 11.2% of accounts receivable. For the year ended December 31, 1996 one customer accounted for 22.3% of revenues and 26.7% of accounts receivable. The two largest customers in 1996 accounted for 39.9% of revenue and represented 49.9% of the December 31, 1996 accounts receivable balance of which approximately $5,056,000 was collected subsequent to year end. Accounts receivable included $4,896,632 from a customer of Comtel's in which the Company has approximately 14% equity ownership as of December 31, 1996. (See Note 11.)

(j) RESEARCH AND DEVELOPMENT EXPENSES

     The Company charges research and development expenses to operations as incurred.

(k) NET LOSS PER COMMON SHARE

     For the years ended December 31, 1995 and 1996 the net loss per common share has been computed by dividing net loss, as adjusted for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered as outstanding, as the result would be antidilutive.

     The net loss was adjusted by the aggregate amount of dividends totaling $124,610 and $1,242,751 on the Company's preferred stock during the years ended December 31, 1995 and 1996, respectively. In March of 1997, SFAS No.128 EARNINGS PER SHARE was issued which established new standards for calculating and presenting earnings per share. The Company will be required to adopt this new standard in the 1997 consolidated financial statements. In accordance with this new standard, basic and diluted loss per share for 1995 and 1996 would be $(0.89) and $(1.49).

(l) CONCENTRATION OF CREDIT RISK

     SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosures of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the company to credit risk consist primarily of cash and trade accounts receivable. The Company places its cash in highly rated financial institutions. The Company also has convertible debentures denominated in Swiss francs of $7,222,846 at December 31, 1996 (see
Note  4(c)).  The Company  currently  does not have a
foreign currency hedging arrangement and plans to hedge this amount in 1997. The Company has no other significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. To reduce its accounts receivable risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses. The Company's accounts receivable credit risk is not within any geographic area. The Company has issued notes and made investments to various related parties totaling $5,076,751as of December 31, 1996 (see Note 11). Included in this amount are unsecured loans of $604,653 to and for the benefit of a director of the Company's underwriter. As of December 31, 1996, the Company also made strategic equity investments totaling $2,587,500 in four technology companies. Subsequent to year-end, the Company loaned money to, prepaid fees for, purchased inventory on behalf of and made investments in certain related entities totaling $3,060,000.

(m) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 1995 and 1996. Fair values have been determined through information obtained from market sources and management estimates.

(n) RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the current year's presentation.

(3) INCOME TAXES

     The Company provides for income taxes under the liability method in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. At December 31, 1996, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, a federal net operating loss carryforward of approximately $45,917,000 to be used to offset future taxable income, if any. This net operating loss carryforward will begin to expire in 2002. The Internal Revenue Code contains provisions that limit the net operating loss carryforwards due to changes in ownership, as defined by the Internal Revenue Code. The Company believes that its net operating loss carryforwards will be limited due to its reorganization in 1991 and subsequent stock offerings. The Company has not recorded a deferred tax asset for the net operating losses, due to uncertainty relating to the Company's ability to utilize such carryovers. In connection with Nexar's proposed initial public offering it is contemplated that the Company's ownership of Nexar will fall below 80%. Accordingly, $6,375,000 of net operating losses generated by Nexar as of December 31, 1996 will not be available for to Company to utilize in future periods.

(4) LONG-TERM DEBT

(a) NOTES PAYABLE

                                                                                          December 31,
                                                                                     1995             1996
                                                                                 --------------  ---------------
Dollar denominated convertible debentures                                          $   819,359       $7,288,063
Swiss franc denominated convertible debentures                                              --        7,222,846
7% Note payable                                                                        244,782          244,782
7.4% to 21% Capital lease obligations, maturities ranging from August 1997 to
   May 2001                                                                          1,393,612        2,290,847
Present value of notes payable, discounted at 8%, maturities ranging from
February 1996  to February 1998                                                        468,012          337,606
Note payable in connection with the Spectrum acquisition, interest at the prime
   rate (8.25% at Dec. 31, 1996) plus 1%, due April 1997                               500,000          150,000
Bridge notes payable, interest at 10% until March 1996, then prime (8.25% at
   December 31, 1996) plus 2%                                                        1,350,000        1,200,000
8% Convertible debentures                                                              950,000               --
Other notes payable                                                                    178,672          254,231
                                                                                 --------------  ---------------
                                                                                     5,904,437       18,988,375
Less - current maturities                                                            2,574,265        2,783,683
                                                                                 --------------  ---------------
                                                                                    $3,330,172      $16,204,692
                                                                                 ==============  ===============

     On December 21, 1995, PEC issued $1,350,000 face value bridge notes payable. The notes will be due 18 months after their inception or 10 days following the closing of a public offering of PEC. Payment of principal and accrued interest is guaranteed by the Company. In connection with the bridge financing, PEC issued to the noteholders at nominal value warrants to purchase up to 240,000 shares of PEC's common stock at $1.20 per share. In 1996 the Company paid back one bridge noteholder a principal amount of $120,000 plus accrued interest. As of December 31, 1995, the Company had $950,000 of convertible debentures that were issued by the Company's subsidiary Tissue Technologies. These notes were converted into 813,431 shares of the Company's common stock on May 3, 1996 in connection with the merger of Tissue Technologies with Palomar.

(b) DOLLAR DENOMINATED CONVERTIBLE DEBENTURES

     During the years ended December 31, 1995 and 1996, the Company issued several series of convertible debentures. The interest on certain of these convertible debentures is forgiven if the debentures are converted before specified dates; otherwise, interest is payable on their respective due dates. During 1995 and 1996, approximately $152,000 and $10,500, respectively, of accrued interest was forgiven and is included in additional paid-in capital. The convertible debentures outstanding on December 31, 1996 have a conversion price which represents a discount of 15% of the Company's common stock at the time of conversion. It has been the Company's policy to discount those convertible debentures using an assumed implicit rate ranging from 12% to 15% as a result of the discount conversion feature of the convertible debentures. The Company believes that the intent of the debentureholders is to convert the debentures into common stock at their discounted conversion price. Accordingly, the Company has credited this ascribed value to additional paid-in-capital, and this amount is being amortized to interest expense over the terms of the convertible debentures. During the years ended December 31, 1995 and 1996, the Company recorded $168,393 and $76,721, respectively, of additional interest expense relating to the amortization of the discounts relating to the convertible debentures.

     In addition, the Company has incurred financing costs of $380,000 and $1,055,400 during the years ended December 31, 1995 and 1996, respectively, relating to these debentures. Given the debentureholders' intent to convert, these costs have been reflected in deferred costs in the accompanying consolidated balance sheet as of December 31, 1995 and

1996, and are amortized to additional paid-in capital over the term of the related convertible debentures. Any remaining unamortized deferred financing costs are also recorded to additional paid-in-capital upon conversion of the debentures. During the years ended December 31, 1995 and 1996, the Company amortized deferred financing costs of $70,583 and $77,683 to additional paid-in capital, respectively. Also, as a result of the conversions of certain convertible debentures during 1995 and 1996, the Company amortized another $253,158 and $40,658, respectively, to additional paid-in capital.

     The  following  table   summarizes  the  issuance  and  conversion  of  the
convertible debentures for the years ended December 31, 1995 and 1996.

                                                                       Value                                       Common
                                                                    Ascribed to                                    Shares
                                                                     Additional          Outstanding at            Issued
                                                        Face          Paid-In             December 31,              Upon
                                                                                   ---------------------------
   Series                                              Value          Capital          1995          1996        Conversion
   -----------------------------------------------  -------------   -------------  -------------  ------------  -------------
   3% Series due September 30, 1996                  $   750,000     $   150,000       $     --       $    --        370,189
   6% Series due November 21, 1997                     2,000,000         400,000             --            --      1,172,132
   7% Series due March 31, 2000                        1,100,000         350,000             --            --             --
   7% Series due July 1, 2000                          1,200,000         350,000             --            --        401,549
   8% Series due October 26, 1997                      1,000,000         199,813        819,359            --         34,615
   4.5% Series due October 21, 1999, 2000, 2001        5,000,000       1,284,705             --     3,761,038             --
   5% Series due December 31, 2001                     5,000,000       1,472,975             --     3,527,025             --
                                                    -------------   -------------  -------------  ------------  -------------
                                                     $16,050,000      $4,207,493       $819,359    $7,288,063      1,978,485
                                                    =============   =============  =============  ============  =============

     During  the  years  ended  December  31,  1995  and  1996,  all  of  the 7%
convertible debentures due on March 31, 2000 and $775,000 face value of the 8% convertible debentures, respectively, were redeemed by the Company together with accrued interest. Accordingly, $321,533 and $41,530 for the years ended December 31 1995 and 1996, respectively, representing the unamortized amount previously credited to additional paid-in capital for the ascribed value of the discount, was reversed.

     During 1995, the debentureholders converted the 3%, 6% and 7% series convertible debenture due September 30, 1996, November 21, 1997, and July 1, 2000, respectively. During 1996, the debentureholders converted $225,000 in face value of the 8% convertible debentures. Upon their conversion, in 1995 and 1996 these convertible debentures totaled $2,964,209 and $191,139 with related accrued interest of $126,531 and $10,500, respectively, on the dates of conversion.

     In connection with the 6% convertible debentures, each holder is entitled to receive one warrant to purchase common stock of the Company (expiring no later than three years from the date of conversion) for every five shares of common stock of the Company issued, at 150% of the market price, as defined, at the time of conversion. As a result, the Company issued 242,655 warrants to purchase common shares of the Company during 1995 at stock prices ranging from $3.09 to $3.75. These warrants expire through July 28, 1998.

(c) SWISS FRANC DENOMINATED CONVERTIBLE DEBENTURES

     On July 3, 1996, the Company raised $7,669,442 through the issuance of 9,675 units in convertible debenture financing. These units are traded on the Luxembourg Stock Exchange. Each unit consists of a convertible debenture denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share and is due July 3, 2003. The warrants are non-detachable and may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures accrues at a rate of 4.5% per annum and is payable quarterly in Swiss Francs. The convertible debentures may be converted by the holder or the Company commencing October 1, 1996 at a conversion price equal to 100% to 77.5% of the price per share of the Company's common stock, calculated as defined. This conversion price decreases from the third anniversary to the seventh anniversary of the convertible debentures but in no event is less than $12.00 per share. Because of this decreasing conversion feature and the non-detachable nature of the debentures, the Company believes that the intent of the debentureholder is to hold the debenture through the life of the debt and no discount has been ascribed to this debt. In addition, the Company has the option to redeem these debentures after the third anniversary of the issuance. The Company is required to set up a mandatory sinking fund beginning on July 3, 2000 through July 3, 2003, for 25% of the aggregate principal amount of the convertible debentures. The debenture is payable in Swiss Francs and the Company adjusts the debt based on fluctuations in the exchange rate. The translated value of these convertible debentures as of December 31, 1996 was $7,222,846 and the difference of $446,596 was recognized as a foreign exchange gain and included in other income (see Note 9) in the consolidated statement of operations for the year ended December 31, 1996. The Company incurred financing costs of $982,365 relating to these debentures and is amortizing this asset over the life of the debentures.

(d) FUTURE MATURITIES OF LONG-TERM DEBT OBLIGATIONS

     Future   maturities  of  notes  payable,   capital  lease  obligations  and
convertible debentures reflected at face value as of December 31, 1996 are as follows:

                         1997                               $ 2,783,683
                         1998                                 1,359,208
                         1999                                 1,881,242
                         2000                                 1,732,169
                         2001                                 6,721,163
                   Thereafter                                 7,222,846
                                                          =============
                                                            $21,700,311
                                                          =============

(5) STOCKHOLDERS' EQUITY

(a) COMMON STOCK OUTSTANDING

     During 1995, the Company pledged 2,860,000 shares of its common stock as collateral for an anticipated $5,000,000 debt financing with Whetstone Ventures Corporation, Inc. ("Whetstone"). The Company received only $400,000 from Whetstone, and the debt financing was canceled before being consummated. On March 13, 1996, the Company filed a complaint against the third party to whom Whetstone had pledged the shares, demanding return of the shares and obtained a restraining order prohibiting transfer of the shares. On March 22, 1996, the third party agreed to return the shares in exchange for the $400,000 previously received by the Company and an additional $700,000. The Company charged the additional $700,000 to settlement and litigation cost during the year ended December 31, 1995. Accordingly, the Company did not consider these shares as outstanding in the accompanying consolidated financial statements as of December 31, 1995.

     On February 1, 1996, the Company issued 365,533 shares of common stock and warrants to purchase 182,765 shares of common stock at $5.00 per share in a private placement for net proceeds of $1,530,776. Under the terms of the private placement agreement, the Company can only use the proceeds to finance the development and premarketing activities of certain products.

(b)  PREFERRED STOCK

     The Company is authorized to issue up to 5 million shares of preferred stock, $.01 par value.

     As of December 31, 1995 and 1996, preferred stock authorized, issued and outstanding consists of the following:

                                                                                                          Par Value
                                                                                                         December 31,
                                                                                                    ----------------------
                                                                                                    1995              1996
                                                                                                    ----              ----
       Redeemable convertible  preferred stock, Series I Class A, $.01 par value
         Authorized - 7,000 shares
         Issued and outstanding - 1,960 shares in 1995, liquidation preference of $1,989,500      $   20                --
       Redeemable convertible preferred stock, Series II Class A, $.01 par value
         Authorized - 9,000 shares
         Issued and outstanding - 4,400 shares in 1995, liquidation preference of $4,456,415          44                --
       Redeemable convertible preferred stock, Series A, $.01 par value
         Authorized - 2,500 shares
         Issued and outstanding - 2,500 shares in 1995, liquidation preference of $2,512,329          25                --
       Redeemable convertible preferred stock, Series B, $.01 par value
         Authorized - 2,500 shares
         Issued and outstanding - 2,500 shares in 1995, liquidation preference of $2,512,329          25                --
       Redeemable convertible preferred stock, Series C, $.01 par value
         Authorized - 2,500 shares
         Issued and outstanding - 2,500 shares in 1995, liquidation preference of $2,512,329          25                --
       Redeemable convertible preferred stock, Series E, $.01 par value
         Authorized - 10,000 shares
         Issued and outstanding - 2,151 shares in 1996, liquidation preference of $2,235,615          --                22
         Redeemable  convertible  preferred  stock,  Series  F,  $.01 par  value
         Authorized - 6,000 shares
         Issued and outstanding - 6,000 shares in 1996, liquidation preference of $6,229,333          --                60
       Redeemable convertible preferred stock, Series G, $.01 par value
         Authorized - 10,000 shares
         Issued and outstanding - 10,000 shares in 1996, liquidation preference of $10,181,008        --               100

           Total preferred stock                                                                    $139              $182
                                                                                                    ====              ====

     During 1996, all of the outstanding Series I and II preferred shares (including accrued dividends of $110,689) were converted into 1,527,242 shares of the Company's common stock. In addition, all of the 5,000 shares of Series A and B redeemable convertible preferred stock (including dividends of $125,625) were converted into 788,711 shares of the Company's common stock. The Company also redeemed all the 2,500 shares of Series C convertible redeemable preferred stock (including accrued dividends of $71,223) on March 20, 1996 for $3,194,375.

     In February 1996, the Company issued 6,000 shares of Series D redeemable convertible preferred stock, all of which were converted into 1,116,918 shares of common stock (including accrued dividends of $342,092) as of December 31, 1996. In April 1996, the Company issued 10,000 shares of Series E redeemable preferred stock, 7,849 shares of which were converted into 1,048,647 shares of common stock (including accrued dividends of $204,196) as of December 31, 1996, and the remaining were converted after year end as discussed in Note 15.

         In July 1996, the Company issued 6,000 shares of Series F redeemable convertible preferred stock at a price of $1,000 per share. The Series F redeemable convertible preferred stock, together with any accrued but unpaid dividends, may be converted into shares at 80% of the daily average closing price of the shares on the ten trading days preceding such conversion, but in no event less than $7.00 or more than $16.00. The Series F redeemable convertible preferred stock may be redeemed as defined, with no less than 10 days and no more than 30 days notice or when the stock price exceeds $16.80 per share for sixty consecutive trading days, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. Dividends are payable quarterly at 8% per annum in arrears on March 31, June 30, September 30 and December 31. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 10% per annum until paid.

     On September 26, 1996, the Company issued 10,000 shares of Series G redeemable convertible preferred stock at a price of $1,000 per share to two investors. The Series G redeemable convertible preferred stock, together with any accrued but unpaid dividends, may be converted into common stock at 85% of the average closing bid price for the three trading days immediately preceding the conversion date, but in no event at less than $6.00 or more than $11.50 for 5,000 shares of Series G redeemable convertible preferred stock or $8.00 for the other 5,000 shares of Series G redeemable convertible preferred stock. The Series G redeemable convertible preferred stock may be redeemed at any time, with no less than 15 days and no more than 20 days notice, at an amount equal to the sum of (a) the amount of liquidation preference determined as of the applicable redemption date plus (b) $176.50. Dividends are payable quarterly at 7% per annum in arrears on January 1, April 1, July 1 and October 1. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 12% per annum until paid.

     The conversion price for Series F and G redeemable convertible preferred stock is adjustable for certain dilutive events, as defined. The Series F and G redeemable convertible preferred stock have a liquidation preference equal to $1,000 per share of redeemable convertible preferred stock, plus accrued but unpaid dividends, and accrued but unpaid interest. The Series F and G redeemable convertible preferred stockholders do not have any voting rights except on matters effecting the Series F and G redeemable convertible preferred stock. The Company has registered 2,100,000 shares of common stock underlying the conversion of the Series F and G redeemable convertible preferred stock into common shares.

(c) STOCK OPTION PLANS AND WARRANTS

     (i) STOCK OPTIONS

     The Company has 1991, 1993, 1995 and 1996 Stock Option Plans (the "Plans") that provide for the issuance of a maximum of 350,000, 500,000, 1,000,000 and 2,500,000 shares of common stock, respectively, which may be issued as incentive stock options (ISOs) or nonqualified options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value), provided that ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the plans, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, at the request of the optionee, may, in its discretion, convert the optionee's ISOs into nonqualified options at any time prior to the expiration of such ISOs.

     During 1995, Tissue Technologies granted options to purchase 224,235 shares of the Company's common stock at prices ranging from $0.40 to $0.81 per share. These options were not granted pursuant to the above mentioned plans. These options were exercised on May 3, 1996 in connection with the Company's merger with Tissue Technologies as discussed in Note 1.

     The following table summarizes all stock option activity for the Company:

                                                                 Number of          Exercise            Weighted Average
                                                                   Shares             Price              Exercise Price
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1994                                     1,047,500          $1.00-3.50             $2.25
            Granted                                                  820,235           0.40-3.00             1.75
            Exercised                                              (285,000)           1.00-3.50             1.76
            Canceled                                                (75,000)               2.375             2.375
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1995                                     1,507,735         $0.40-$3.50             $2.06
            Granted                                                1,520,000          6.00-10.50             7.08
            Exercised                                              (366,735)           0.40-3.50             1.28
            Canceled                                                 (5,000)                3.00             3.00
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1996                                     2,656,000        $2.00-$10.50             $5.03
                                                                =============    ================    ======================
Exercisable as of December 31, 1996                                1,600,998        $2.00-$10.50             $3.79
                                                                =============    ================    ======================
Available for future issuances under the plans
            as of December 31, 1996                                1,266,500
                                                                =============

     The  range  of  exercise   prices  for  options   outstanding  and  options
exercisable at December 31, 1996 are as follows:

                               Options Outstanding                                              Options Exercisable
------------------------------------------------------------------------------------    --------------------------------------

                                        Weighted Average
     Range of            Options            Remaining           Weighted Average           Options        Weighted Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable       Exercise Price
-------------------- ---------------- ---------------------- -----------------------    -------------- -----------------------

        $2.00-$3.50        1,136,000                   3.04                   $2.29         1,136,000                   $2.29
         6.00-10.50        1,520,000                   4.75                    7.08           464,998                    7.46
                     ================ ---------------------- -----------------------    ============== =======================
                           2,656,000                   4.01                   $5.03         1,600,998                   $3.79
                     ================ ====================== =======================    ============== =======================


     In August 1995, Nexar established its 1995 Stock Option Plan (the "Nexar Plan"), which provides for the issuance of a maximum of 4,800,000 shares of common stock, which may be issued as incentive stock options (ISOs) or nonqualified stock options. Subsequent to December 31, 1996, the Nexar Board of Directors increased the number of shares issuable under the Nexar Plan to 5,300,000.

     On January 30, 1996 and July 19, 1996 Nexar granted options to purchase 3,234,480 and 83,000 respective shares of Nexar's common stock at an exercise price of $0.0025 and $4.25 per share. The price per share was based on the fair market value of Nexar's Common Stock as determined by the Board of Directors of Nexar on the date of grant.

     Nexar has also agreed to issue, upon consummation of Nexar's initial public offering, options to purchase 50,000 and 50,000 shares of Nexar's common stock at 85% and 50% of the initial public offering price, respectively. Upon the granting of these options, the Company will record deferred compensation expense for the difference between the exercise price and the price of the initial public offering, if any. In addition, the Board of Directors of Nexar approved the issuance of stock options to purchase 1,050,000 shares of Nexar's common stock at the initial public offering price upon the effectiveness of Nexar's proposed initial public offering price to certain employees, directors and officers of the Company and Nexar. These stock options will vest over periods ranging from four to five years, except for stock options to purchase 800,000 shares of Nexar's common stock, which may vest earlier, upon the achievement of certain revenue, net income and stock price milestones, as defined, through December 31, 2000.

     In December 1996, the Director Plan was adopted by the Board of Directors of Nexar. The Director Plan will become effective upon the closing of the proposed initial public offering. Under the terms of the Director Plan, initial options (the "Initial Options") to purchase 15,000 shares of common stock will be granted to each person who becomes a non-employee director of Nexar after the closing date of the proposed initial public offering and who is not otherwise affiliated with Nexar, effective as of the date of election to the Board of Directors. The Initial Options will vest in equal annual installments over three years after the date of grant. In addition, each non-employee director will receive annually options to purchase 10,000 shares (the "Annual Options") on the date of each annual meeting of Nexar's stockholders held after the closing of Nexar's initial public offering. The Annual Options will vest one year from the date of grant. A total of 100,000 shares of common stock may be issued upon the exercise of stock options granted under the Director Plan. Unless sooner terminated pursuant to its terms, the Director Plan will terminate in December 2006.

     Subsequent to December 31, 1996, the Board of Directors of Nexar authorized amendments to employment agreements accelerating the vesting of certain options to purchase 451,950 shares of Nexar's common stock upon the closing of Nexar's initial public offering contemplated herein. In addition, the Board of Directors of Nexar approved amendments to employment agreements accelerating the vesting of options to purchase 903,900 shares of Nexar's common stock to vest one year from the closing of Nexar's initial public offering contemplated.

     The following table summarizes stock option activity for Nexar:

                                                                   Number of               Exercise
                                                                    Shares                  Price
                                                            ------------------------   -----------------
Inception, March 7, 1995                                                          -                   $
                                                                                                      -
            Granted                                                          20,640                .001
                                                            ------------------------   -----------------
Outstanding, December 31, 1995                                               20,640                .001
            Granted                                                       3,396,840         .0025-10.00
            Canceled                                                      (361,560)               .0025
                                                            ------------------------   -----------------
Outstanding, December 31, 1996                                            3,055,920        $.001-$10.00
                                                            ========================   =================
Exercisable as of December 31, 1996                                       1,063,973        $.001-$.0025
                                                            ========================   =================


     Star also has established a stock option plan which provides for the issuance of both nonqualified and ISOs. As of December 31, 1994, Star granted a total of 97,000 options to purchase Star's common stock to officers and employees ranging from $2.50 to $6.00 per share. In the fiscal year ending
December 31, 1996, Star granted a total of 140,000 options to purchase Star's common stock to officers and employees ranging from $2.50 to $9.50 per share. In the fiscal year ending December 31, 1996, 20,000 shares at $2.50 per share were exercised by an individual; in addition, 12,000 shares at $6.00 per share were canceled. As of December 31, 1996, 205,000 ranging from $2.50 to $9.50 per share are outstanding, of these, 105,000 are exercisable.

     PEC has also established a stock option plan, which provides for the issuance of both nonqualified and incentive stock options. On December 1, 1995, PEC granted stock options to purchase 1,590,000 shares of PEC common stock for $.30 per share, the fair value of PEC's common stock, as determined by PEC's Board of Directors. Of the total stock options granted, 1,230,000 vested immediately, and the balance vest over a four-year period. In 1996, options to purchase 870,000 shares of PEC common stock were canceled. No additional stock options were granted by PEC during 1996.

     Comtel has established a stock option plan which provides for the issuance of both nonqualified and incentive stock options. During 1996, Comtel issued 423,675 options to purchase Comtel common stock for $.55 per share, the fair market value as determined by Comtel's Board of Directors.

     CTI has established a stock option plan which provides for the issuance of both nonqualified and inventive stock options. During 1996, CTI issued 1,750 options to purchase CTI common stock for $.01 per share, the fair market value at the date of grant as determined by CTI's Board of Directors.

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 which requires disclosure of the pro forma effects on earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options and warrants granted to employees of the Company and its Nexar subsidiary in fiscal years ending December 31, 1995 and 1996 using the Black Scholes option pricing model prescribed by SFAS No. 123. The pro forma disclosure for the Company's results of operations related to stock option plans at its Dynaco, Star, PEC, Comtel and CTI subsidiaries were immaterial for the years ended December 31, 1995 and 1996.

     The assumptions used to calculate the SFAS 123 pro forma disclosure and the weighted average information for the fiscal years ending December 31, 1995 and 1996 for Palomar are as follows:

                                                                 1995                         1996
                                                        ------------------------     -----------------------

Risk-free interest rate                                          6.08%                       6.37%
Expected dividend yield                                            -                           -
Expected lives                                                 3.2 years                   4.4 years
Expected volatility                                               55%                         79%
Weighted-average grant date fair value of
     options granted during the period                           $3.92                       $4.57


     The weighted fair-value and weighted exercise price of options granted for the Company in fiscal years ending December 31, 1995 and 1996 are as follows:

                                                                                 1995                    1996
                                                                          --------------------    -------------------

Weighted Average Exercise Price for options:
     whose  exercise price exceeded fair market value at the                    $3.00                  $10.00
      date of grant
     whose  exercise price was equal to fair market value at                    $1.614                  $6.875
      the date of grant
Weighted Average Fair Market Value for options:
     whose  exercise price exceeded fair market value at the                    $2.125                  $8.875
      date of grant
     whose  exercise price was equal to fair market value at                    $5.265                  $6.875
      the date of grant


     The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the fiscal years ending December 31, 1995 and 1996 for Nexar are as follows:

                                                                 1995                         1996
                                                        ------------------------     -----------------------

Risk-free interest rate                                          6.11%                       5.87%
Expected dividend yield                                            -                           -
Expected lives                                                 4.5 years                   4.5 years
Expected volatility                                               51%                         51%
Weighted-average grant date fair value of
     options granted during the period                          $0.001                       $0.28
Weighted-average  exercise  price of  options  granted
during the period                                               $0.001                       $0.45
Weighted-average remaining contractual life of
     options outstanding                                      4.58 years                   4.13 years
Weighted-average exercise price of  5,733 and
     1,063,973 options exercisable at December
     31, 1995 and 1996, respectively.                           $0.001                      $0.0025

     (ii) WARRANTS

     In connection with the Company's initial public offering, the Company issued 2,442,621 warrants to purchase one share of common stock per warrant as adjusted in certain antidilution provisions in the warrant agreement. In January 1995, the Company announced its intention to redeem the warrants. Through February 10, 1995, the date the warrant call ended, certain warrantholders exercised such warrants to purchase a total of 1,852,012 shares of common stock. The remaining unexercised warrants to purchase 590,609 shares were redeemed by the Company for $29,530. As a result of these warrant exercises, the Company received cash proceeds totaling $1,286,931 and received demand promissory notes in the total principal amount of $4,633,975 with interest at 7.75% per annum. In September 1995, $3,694,840 of the notes were repaid.

     The remaining balance of $939,135 from the demand promissory note discussed above relates to warrants exercised by a director of the Company's underwriter. In addition, on May 12, 1995, this director exercised warrants to purchase a total of 200,000 shares of the Company's common stock. The Company received another demand promissory note in the principal amount of $1,049,574 with interest at 7.75% per annum. These promissory notes are unsecured and there are no restrictions on transfer or sale of the shares of common stock received in connection with the exercise of these warrants. In 1996, the Company loaned this underwriter $1,057,500 in connection with the exercise of warrants for a total of 500,000 shares of the Company's common stock. In 1996, the underwriter paid off loans totaling $2,509,591 in connection with the exercise of stock warrants. Of this amount $2,009,591 was paid in cash and $500,000 was paid through investment banking services in connection with the 5% convertible debentures issued on December 31, 1996.

     In the years ending December 31, 1995 and 1996, the Company issued to certain investment bankers, consultants (including related parties to the Company - see Note 11), directors, noteholders and officers, warrants to purchase common stock. In 1995, the Company issued warrants totaling 82,500 at an exercise price of $1.25 to certain investment bankers. The warrants to purchase 82,500 shares were issued below the fair market value of the Company's common stock at the date of grant. Accordingly, the Company charged $95,370 to business development and other financing costs in the accompanying consolidated statement of operations for the year ended December 31, 1995.

         The Company issued 182,765 warrants during 1996 in connection with the private placement of common stock for a total Black Scholes value of $599,465; these amounts are exclusive of 900,000 shares of net warrants issued in connection with the sale of 600,000 shares of common stock to Finmanagement on December 27, 1996. The Company issued 232,200 warrants during 1996 in connection with convertible debentures for a total Black Scholes value of $2,468,286. The Company issued 1,978,058 warrants during 1996 in connection with preferred stock for a total Black Scholes value of

$13,325,477. The Company issued 36,553 warrants during 1996 in investment banking fees in connection with financings for a total Black Scholes value of $119,894. The Company has not reflected the value attributable to these warrants in the consolidated statement of stockholders' equity due to the fact that the issuance of these warrants were directly associated with the issuance of convertible debentures, common and preferred stock and the Company believes it is the intent of the debenture holders to convert their debentures into common stock on a short-term basis. Accordingly, the value of those warrants would both increase and decrease additional paid-in capital.

     In January 1995, the Company issued a warrant to purchase 160,000 shares of the Company's common stock at $0.01 per share in connection with a license agreement. See Note 2(f). This warrant was exercised on May 3, 1996 in connection with the Company's merger with Tissue Technologies, as discussed in
Note 1.

     From January 1, 1997 through March 7, 1997, certain warrantholders exercised warrants to purchase 155,532 shares of common stock at a price of $2.25 per share. The total proceeds received by the Company were $349,947.

         The following table summarizes all warrant activity for the Company:

                                                                                                  Average
                                                           Number of          Exercise           Weighted
                                                             Shares             Price         Exercise Price
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1994                                 4,554,862    $0.60 - $15.00         $5.39
              Granted                                          4,835,155     0.01 -   7.50          2.36

              Exercised                                      (2,840,093)     0.60 -   5.00          3.86
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1995                                 6,549,924     0.01 -  15.00          3.82
                                                         ================  ================  ==================
Exercisable as of December 31, 1995                            6,549,924     0.60 -  15.00          3.82
                                                         ================  ================  ==================
              Granted                                          6,527,576     4.88 -  16.50          8.16
              Exercised                                       (3,101,261)    0.01 -   7.69          2.66
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1996                                 9,976,239    $0.60 - $16.50         $7.02
                                                         ================  ================  ==================
Exercisable, December 31, 1996                                 8,161,237    $0.60 - $16.50         $5.80
                                                         ================  ================  ==================

     The range of exercise prices for warrants outstanding and exercisable at December 31, 1996 are as follows:

                               Warrants Outstanding                                             Warrants Exercisable
------------------------------------------------------------------------------------    --------------------------------------

                                        Weighted Average
     Range of           Warrants            Remaining           Weighted Average          Warrants       Weighted Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable      Exercise Price
-------------------- ---------------- ---------------------- -----------------------    -------------- ----------------------

        $0.60-$1.00           98,660                    .39                 $   .67            98,660               $    .67
          2.00-4.88        2,343,579                   2.43                    2.30         2,343,579                   2.30
          5.00-7.69        4,773,742                   4.58                    6.57         3,375,407                   4.80
         8.00-16.50        2,760,258                   4.45                   12.03         2,343,591                  10.68
                     ================ ====================== =======================    ============== ======================
                           9,976,239                   4.00                  $ 7.02         8,161,237                 $ 5.80
                     ================ ====================== =======================    ============== ======================

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all warrants granted in fiscal years ending December 31, 1995 and 1996 using the Black Scholes option pricing model prescribed by SFAS No. 123.

     The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the fiscal years ending December 31, 1995 and 1996 for the Company are as follows:

                                                                 1995                         1996
                                                        ------------------------     -----------------------
Risk-free interest rate                                           6.01%                      5.93%
Expected dividend yield                                            -                           -
Expected lives                                                     4.8 years               5.9 years
Expected volatility                                               56%                         80%
Weighted-average grant date fair value of
     warrants granted during the period                          $1.81                       $5.39
Weighted-average exercise price of  warrants
     granted during the period                                   $2.36                       $8.16


     The weighted fair-value and weighted exercise price of warrants granted for the Company in fiscal years ending December 31, 1995 and 1996 are as follows:

                                                                     1995                    1996
                                                              --------------------    -------------------

Weighted Average Exercise Price for warrants:
     whose  exercise  price  exceeded  fair market  value at         $2.72                  $11.76
       date of grant
     whose  exercise  price was less than fair market  value         3.17                    7.07
       at date of grant
     whose  exercise price was equal to fair market value at         1.98                    6.67
       date of grant
Weighted Average Fair Market Value for warrants:
     whose  exercise  price  exceeded  fair market  value at         2.18                    9.34
       date of grant
     whose  exercise  price was less than fair market  value         4.96                    8.82
       at date of grant
     whose  exercise price was equal to fair market value at         $2.86                  $6.67
       date of grant


     During 1996, the Company issued 300,000 warrants to purchase common stock at $7.69 per share to three non-employees who provided consulting services. These warrants vest over a period of two to three years. The Company valued these warrants in accordance with SFAS No. 123 at $1,598,298 to be amortized over the vesting period. The Company recorded $266,375 of this amount as business development and other financing costs in the accompanying consolidated statement of operations and $266,383 as capitalized deferred Nexar initial public offering costs in 1996 in the accompanying consolidated balance sheet.

     (iii) PRO FORMA DISCLOSURE

     The pro forma effect of applying SFAS No. 123 for all options and warrants to purchase common stock for the Company and its Nexar subsidiary would be as follows:

                                            Year Ended December 31,
                                       1995                        1996
                            -------------------------    -----------------------
Pro forma net loss                 $(22,730,970)               $(65,358,314)
Pro forma net loss per share         $(1.60)                     $(2.50)

(d) RESERVED SHARES

     At December 31, 1996, the Company has reserved shares of its common stock for the following:


        Warrants                                                       9,976,239
        Stock option plans                                             3,922,500
        Convertible debentures                                         2,617,800
        Preferred stock                                                2,697,165
        Employee Stock Purchase Plan                                   1,000,000
        Employee 401(k) Plan                                             254,115
                                                                 ---------------
                         Total                                        20,467,819
                                                                 ===============

     From January 1, 1997 through March 7, 1997 740,826 shares of common stock were issued in connection with certain of the items above.

(e) COMMON STOCK ISSUED IN LIEU OF PAYMENT

     In August 1995, the Company issued to an officer of Dynaco a total of 200,000 shares of common stock in lieu of two demand promissory notes totaling $355,000 (see Note 11).

     In connection with the organization and purchase of CD Titles and CDRP, Inc. (see Note 1), certain related parties of the officers of the Company and Dynaco loaned CD Titles $300,000. On October 27, 1995, the Company agreed to issue common stock at a 35% discount to these individual noteholders, (as well as the remaining noteholders in CD Titles), in lieu of payment on the related promissory notes. The related parties received 128,572 shares of the Company's common stock in satisfaction of the notes payable and accrued interest totaling approximately $397,000. In 1996 the Company issued 56,900 shares of common stock to purchase the license rights to product line on behalf of CD Titles.

     During the year ended December 31, 1995, the Company issued 167,676 shares of its common stock for investment banking, merger and acquisition services, with a fair market value of $421,500. The Company included $398,250 of this amount in deferred costs, as the shares were issued in connection with the convertible debenture financings and other prepaid investment banking services (See Note 2(g)). The remaining amount was expensed to and included in business development and other financing costs in the accompanying consolidated statement of operations. In 1996, the Company issued 36,802 shares of common stock for investment banking services in connection with the sale of common stock and the issuance of convertible debentures for a value of $209,224. The Company issued 20,000 shares of common stock for acquisition services of $267,500 relating to the Tissue Technologies acquisition and recognized this expense in the accompanying consolidated statement of operations.

(f) EMPLOYEE STOCK PURCHASE PLAN

     In June  1996,  the Board of  Directors  established  the  Palomar  Medical
Technologies, Inc. 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, all employees, as defined, are eligible to purchase the Company's common stock at an exercise price equal to 95% of the fair market value of the common stock. The Purchase Plan provides for up to 1,000,000 shares for issuance under the Purchase Plan. As of December 31, 1996, rights to purchase 580 shares were outstanding.

(6) RESEARCH & PRODUCT DEVELOPMENT AGREEMENTS

     The Company has an agreement with the New England Medical Center ("NEMC") and Dr. Stanley M. Shapshay to provide a research grant and to sponsor investigations and development of laser applications, advanced delivery systems and disposable products in the agreed-upon medical applications. The Company also agreed to provide a total of $150,000 over a one-year period, of which $50,000 was paid in the form of laser hardware. The parties have reached an understanding that the Company will obtain ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any products developed with the grant funding. In August 1994, this agreement was amended to support animal testing with one of the Company's diode lasers in connection with performing tonsillectomies. The Company recorded approximately $95,000 and $37,000 of research and development expenses for the years ended December 31, 1995 and 1996 related to this agreement.

     The Company entered into a multiyear agreement with Massachusetts General Hospital ("MGH") effective August 18, 1995, whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction invented by Dr.
R. Rox Anderson, Wellman Laboratories of Photomedicine, MGH. MGH will provide the Company with data previously generated by Dr. Anderson, further clinical research on the ruby laser device at MGH and other sites, and remit ownership of all case report forms and data resulting from the study. The Company is obligated to fund the clinical research obligation of $917,000 and pay a license fee of $250,000 over the term of the contract, until completion of the studies which is anticipated to be two years from the effective date unless amended or terminated. During 1995, the Company expensed approximately $177,000 representing the cost of research and development and capitalized approximately $50,000 as a license fee, which is being amortized over five years. In 1996, the Company paid the remaining $200,000 for the license fee and in early 1997 made payments of $54,417 per the terms of the agreement. The Company has agreed to enter into a worldwide exclusive license agreement with MGH upon completion of a valid product or service, or new uses (not related solely to hair removal) based on the findings of the clinical studies.

     Effective February 14,1997, the Company amended the August 18, 1995 agreement with MGH. The Company agrees to provide MGH with a grant of $203,757 to perform research and evaluation in the field of hair removal. The Company immediately paid $50,090 upon execution of this agreement, and the Company shall pay a license fee of $10,000 within thirty days of this amendment. As consideration for this amended license, the Company is obligated to pay to MGH royalties of 5.5% of net revenues of products/services covered by valid patent licensed to the Company exclusively; 2.5% of net revenues of products/services covered by valid patent licensed to the Company nonexclusively; 1.5% of net revenues of products developed and exploited, not covered above and no less than 3% on the sale of any other laser using other technology as defined for the use of hair removal. In March of 1997 the U.S. Patent Office issued a patent protecting the laser-based hair removal technology developed by Dr. Rox Anderson at MGH, for which Palomar is the exclusive worldwide licensee. The Company incurred $175,000 of royalties under this license in 1996.

     On March 11, 1996 the Company entered in an agreement with Dr. R.G. Geronemus, M.D., P.C ("Geronemus") a New York State professional corporation, to conduct clinical studies using the ruby laser for hair removal with longer pulse duration than in previous studies. The studies will be performed on approximately 70 patients. The total contract is for $178,750, of which $44,688 was recorded as research expense for the year ended December 31, 1996.

(7) SEGMENT INFORMATION

     The Company has two operating business groups, medical products and electronics products. All of the operations of Dynaco, Nexar, CD Titles, PEC and their subsidiaries are reported below as the Electronics Products Group. All other operations are focused in the areas of cosmetology and dermatology, which are included in the Medical Products Group. Information with respect to industry segments is set forth as follows:

                                                           As of and for the year ended December 31, 1995
                                                          Electronic          Medical
                                                           Products          Products             Total
                                                      ----------------------------------------------------------
                    Revenues                                $16,296,224        $5,610,280          $21,906,504
                    Loss from Operations                     (3,668,083)       (8,794,908)         (12,462,991)
                    Identifiable Assets                       17,048,106        24,822,054           41,870,160
                    Depreciation and Amortization                881,530           944,143            1,825,673
                    Capital Expenditures                        $540,725          $908,062           $1,448,787

                                                           As of and for the year ended December 31, 1996
                                                          Electronic          Medical
                                                           Products          Products             Total
                                                      ----------------------------------------------------------
                    Revenues                                $52,274,285       $17,824,158          $70,098,443
                    Loss from Operations                    (17,189,563)      (22,435,014)         (39,624,577)
                    Identifiable Assets                       43,501,440        47,255,756           90,757,196
                    Depreciation and Amortization              1,243,666         2,672,555            3,916,221
                    Capital Expenditures                      $3,066,056        $3,257,632           $6,323,688


(8) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                  December 31,         December 31,
                                                                      1995                 1996
                                                              ----------------      ---------------
                    Payroll and consulting costs                     $852,793           $3,456,311
                    Professional fees                                 914,935              961,815
                    Settlement costs                                  700,000            1,755,000
                    Warranty                                          295,962            2,854,401
                    Other                                           1,869,867            5,642,365
                                                              ----------------      ---------------
                        Total                                      $4,633,557          $14,669,892
                                                              ================      ===============

(9) OTHER INCOME (EXPENSE)

     Other Income (Expense) consist of the following:

                                                                  December 31,        December 31,
                                                                     1995                1996
                                                              ----------------    ----------------
                    Foreign Currency Gain                            $     --        $   446,596
                    Write-down of notes and
                        investments                                        --         (4,996,038)
                    Other                                             102,305             303,800
                                                              ================    ================
                        Total                                        $102,305        $(4,245,642)
                                                              ================    ================

(10) REVOLVING LINES OF CREDIT

     On May 31, 1995, Dynaco entered into a three year revolving credit and security agreement with a financial institution, which provides for the revolving sale of acceptable trade accounts receivable with recourse at 85% of face value, up to a maximum commitment of $3 million. The outstanding balance under the line bears interest at the lender's prime rate (8.25% as of December 31, 1996) plus 1.5%, payable monthly, and amounted to $1,296,462 and $1,787,057 as of December 31, 1995 and 1996, respectively. Borrowings under this line are collateralized by the purchased receivables and substantially all of Dynaco's assets and are guaranteed by the Company.

     On December 5, 1996, Comtel entered into a loan agreement with a loan association which provided for borrowings up to $4,500,000 in the form of revolving receivable and inventory loans. Borrowings under the loan agreement are limited by a borrowing base calculation on eligible accounts receivable and inventory, and are collateralized by accounts receivable, inventory, and certain other assets. Borrowings bear interest at the lender's prime rate plus 2.25% and amounted to $2,770,375 as of December 31, 1996. The loan agreement terminates on November 30, 1998.

(11) RELATED PARTY TRANSACTIONS

     Included in current assets at December 31, 1995 and 1996 are $4,109,573 and $1,459,484 of notes receivable from various officers and related entities and investments in related entities. Also included in trading securities at December 31, 1996 is a $1,912,614 investment in a related entity. It is reasonably possible that the Company's estimate that it will collect these receivables or realize its investment within one year will change in the near term.

     Dynaco leases its Tempe, Arizona, facility from a partnership consisting of the Chief Executive Officer and Chief Operating Officer of Dynaco. The Company also has certain capital leases which are personally guaranteed by an officer.

     The Board of Directors have established a corporate loan policy under which loans may be granted to certain officers/stockholders/directors of the Company for amounts up to an aggregate of $800,000. All of such loans must be collateralized by certain stockholdings of these individuals, as defined. At December 31, 1995 and 1996, $383,198 and $578,680, respectively, with interest at the rate of 7% per annum, was outstanding to certain officers/stockholders/directors under the corporate loan policy.

     At December 31, 1996, the Company had loans receivable of $134,000 and $151,363 from two officers of Dynaco, which are evidenced by promissory notes due upon demand, respectively, with interest at the rate of 8% and the prime rate per annum, respectively. The $151,363 loan receivable is collateralized with a certain amount of vested stock options in the Company owned by the officer with a market price in excess of the exercise price. At December 31, 1996, the Company had an additional loan receivable for $75,000 from an officer of Dynaco, which is evidenced by a demand promissory note and bears interest at 7%. The total accrued interest relating to all of the Company loans to officers of the Company and Dynaco was $56,288 as of December 31, 1996.

     At December 31, 1995, the Company had notes receivable for $3,150,000 from an affiliated company. The Company's chairman and CEO personally owns approximately 13% of the affiliated company as of December 31, 1996. The notes receivable were repaid during 1996, upon the affiliated company's successful completion of an initial public offering. In connection with the notes the Company received 173,874 shares of common stock and two warrants to purchase 289,790 shares of common stock at $1.29 from the affiliated company. The Company fully exercised these warrants and at December 31, 1996 still owned 463,664 shares. The shares are registered and the Company plans to sell these shares in 1997. The Company recognized an unrealized gain of $1,537,614 in the accompanying consolidated statement of operations in connection with these shares. The Company also has a demand note of $500,000 from a manufacturer that is collateralized by a portion of the Chairman's common stock in this affiliated company.

     A former director of Palomar is also a director of a publicly traded company. The Company loaned $1,700,000 during 1996 to this publicly traded company, of which $500,000 was paid back as of December 31, 1996. The remaining balance outstanding of $1,200,000 is a note receivable which is collateralized by a security agreement for manufacturing equipment owned by the publicly traded company. The note is also convertible to common stock at the discretion of the Company at a conversion price of $1.00 per share, subject to adjustment as defined. The Company also has three warrants to purchase a total of 300,000 shares of common stock at a price of $1.13.

     On  September  30,  1996  the  Company   purchased  two  limited  liability
partnership units for $500,000 in a full service investment banking and securities brokerage firm. A director of the partnership is a former director of the Company and a current director of Nexar.

     The Company has a $500,000 equity investment in a privately held technology company. A director of the Company's underwriter, H.J. Meyers, is also a director of the investee company. In addition, at December 31, 1996, the Company had unsecured notes receivable from this director totaling $1,059,548, of which $604,653 was in connection with the exercise of stock warrants (see Note 5). In 1996 the Company loaned $500,000 to an affiliate of the underwriter. This amount was paid back in full as of year end. Subsequent to year end, the Company made a deposit of $450,000 towards the purchase of a publicly traded affiliate of the underwriter and prepaid the underwriter $200,000 relating to future investment banking services. Both the deposit and the prepayment are refundable upon demand. Also subsequent to year end, the Company loaned $500,000 to the underwriter which has been paid back in full.

     During the year ended December 31, 1996 the Company made a $1,000,000 equity investment in a publicly traded technology company. In connection with this investment, a director of Palomar joined the Board of Directors of this publicly traded company. In 1996, the Company loaned $5,800,000and paid $109,000in consulting fees to a company owned by this director. This loan has been paid back as of December 31, 1996.

     During the year ended December 31, 1996 the Company purchased 2,325,581 shares of Series E preferred stock and 1,000,000 shares of common stock for
$2,690,000 in the privately held former parent of Comtel. The Company also loaned the privately held company $1,000,000 in the form of a subordinated note and sold 500,000 shares of the privately held company's common stock to employees of the company for non-recourse promissory notes totaling $345,000. Both the notes and the investments were written off by the Company at year end, as the Company believes there has been an impairment in the net realizable value of this investment. The privately held company was a significant customer as disclosed in Note 2(i). Subsequent to year end, the Company invested an additional $1,200,000 and converted the $1,000,000 subordinated note into 764,665 shares of Series F preferred stock. The Company also purchased $960,000 of inventory and is committed to purchase an additional $240,000 of inventory from a major supplier on behalf of the privately held company. The Company has entered into an agreement to resell this inventory back to this privately held company in 1997 at an estimated loss of $210,000.

     On October 11, 1996 the Company paid $500,000 to a privately held medical and cosmetic services company. An officer of CTI is a director of the privately held company. In return the Company received 500,000 shares of common stock and a promissory note for $499,500 due on October 11, 1997 accruing interest at 8% per annum. Subsequent to year end, the Company paid $250,000 for 100,000 shares of common stock and a promissory note of $249,900 accruing interest at 12% per annum and was due February 28, 1997. For every thirty day period this note goes unpaid, the Company will receive 50,000 shares of the privately held company's common stock, to a maximum of 250,000 shares. The privately held company intends to file an initial public offering in 1997 and will register the Company's shares subsequent to the filing.

     During the year ended December 31, 1996, the Company granted to its officers and directors warrants to purchase 1,700,000 shares of the Company's common stock, at prices ranging from $6.00 - $8.00, and expiring five years from the date of grant. These warrants were issued at the fair market value on the date of grant. In addition, the Company issued to these individuals options to purchase 500,000 shares of the Company's common stock, at a price of $8.00 and expiring five years from the date of grant.

(12) 401(K) PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan (the "Plan") which covers substantially all employees who have satisfied a six-month service requirement, have attained the age of 18 and are employed at year-end. Employees may contribute up to 15% of their salary, as defined, subject to restrictions defined by the Internal Revenue Service. The Company is obligated to make a matching contribution, in the form of the Company's common stock, of 50% of all employee contributions effective January 1, 1995. The Company contributions vest over a three-year period.

     On March 25, 1996, the Company issued 45,885 shares of its common stock to the Plan in satisfaction of its $160,595 employer match of the 1995 employee contributions. For the year ended December 31, 1996 the Company has accrued $225,000 for the 1996 match which will be made in common stock in April 1997.

(13) COMMITMENTS AND CONTINGENCIES

(a) OPERATING LEASES

     The Company has entered into various operating leases for its corporate office, research facilities and manufacturing operations. These leases have monthly rents ranging from approximately $2,000 to $49,000, adjusted annually for certain other costs such as inflation, taxes and utilities and expire through August 2002. The Company also leases certain automobiles under operating leases expiring through January 2000. The Company guarantees certain subsidiaries' operating leases.

Future minimum payments under all leases at December 31, 1996 are approximately as follows:

          December 31,

               1997                                            $2,151,000
               1998                                             1,983,000
               1999                                             1,692,000
               2000                                             1,350,000
               2001                                               940,000
               Thereafter                                       1,002,000
                                                             -------------
                                                                $9,118,000
                                                             =============


     Rental expense related to all operating leases was approximately $695,000 and $1,383,000 for years ended December 31, 1995 and 1996, respectively.


(b) ROYALTIES

     The Company is required to pay a royalty of up to 5% of "net laser sales", as defined, under a royalty agreement with MGH (see Note 6). For the years ended December 31, 1995 and 1996, approximately $167,000 and $620,000 was incurred under this agreement.

     As discussed in Note 2(f), Tissue Technologies has a license agreement to license a patent on a low pressure discharge apparatus. Under the terms of this license, Tissue Technologies is required to pay a 3% royalty on net sales of product as defined. During 1996, the Company incurred approximately $301,000 under this license agreement.

     In connection with the formation of Dynamem, the Company entered into a license agreement with the 20% minority shareholder of Dynamem to license a patent on a foldable electronic assembly module on an exclusive basis. The license agreement gives Dynamem the right to manufacture, sell and use the foldable electronic assembly module for a royalty, payable to the minority shareholder of Dynamem, equal to 2% of net sales proceeds, as defined in the license agreement. The license agreement expires upon expiration of the patent, and royalties are guaranteed by Dynaco. For the years ended December 31, 1995 and 1996, amounts incurred under this agreement were immaterial.

     On August 1, 1995, Nexar entered into a license agreement with Technovation Computer Lab Inc. (the "licensor"). The licensor is controlled by one current and one former officer of Nexar. The license agreement gives Nexar the right to manufacture, sell and use a system designed by the licensor which allows external replacement of certain component parts. In exchange for these rights, Nexar will pay a royalty on each unit sold, as defined. The term of the agreement is for five years (three years on an exclusive basis), renewable for an additional five-year period at the option of Nexar. For the period from inception of Nexar (March 7, 1995) to December 31, 1995 and for the year ended December 31, 1996, royalties charged to operations were immaterial. Subsequent to December 31, 1996, the Company and the Licensor entered into an Asset Purchase and Settlement Agreement, see Note 15(b).

(c) CONSULTING AGREEMENTS

     The Company has entered into various consulting agreements with a former treasurer and director of the Company. During the years ended December 31, 1995 and 1996, the Company incurred an aggregate of $124,300 and $258,891, respectively, in consulting expenses relating to these agreements. On January 1, 1997, a new three year consulting agreement was executed which replaced the existing two year agreement. From January 1, 1997 to December 31, 1997 the Company shall pay the consultant at a rate of $15,000 per month for performance of services, which rate shall be increased by 10% per annum therafter for the term of the agreement. This agreement can be terminated by the Company upon twelve months written notice to the former director and upon other circumstances as defined.

     On August 1, 1995, the Company entered into a consulting agreement with an individual pursuant to which the individual provides certain business development and consulting services for a monthly fee of $10,000 which expired on July 31, 1996. During the year ended December 31, 1995, the Company incurred an aggregate of $50,000 in consulting expenses relating to this agreement, of which $10,000 remained unpaid at December 31, 1995. In addition, the Company issued warrants to purchase 1,500,000 common shares of the Company's common stock at $2.25, the fair market value on the date of issuance. These warrants were fully vested on July 31, 1996. On August 1, 1996, the consulting agreement was renewed for a period of one year for a monthly fee of $10,000. During 1996, $120,000 of consulting finances were incurred relating to this agreement.

     On January 1, 1996, the Company entered into a consulting agreement with a strategic investment banking and financial services company. Under the terms of this agreement, the Company is required to pay $5,000 monthly. In addition, on February 7, 1996, the Company granted two individuals, who are employees of this investment banking and financial services company, 150,000 warrants to purchase shares of common stock at $7.69, the fair market value on the date of issuance. These stock options vest based on milestones defined in the agreement. The company incurred expenses of $143,830 for consulting services received during the year ended December 31, 1996.

     On February 7, 1996, the Company entered into a consulting agreement whereby the consultant would provide investment banking services for one year to the Company in exchange for a warrant to purchase 150,000 shares of the Company's common stock at $7.69.

(d) GOVERNMENT CONTRACTS

     The Company, like other companies doing business with the U.S. government, is subject to routine audit and, in certain circumstances, inquiry, review or investigation by U.S. government agencies for its compliance with government procurement policies and practices. Based on government procurement regulations, under certain circumstances, a contractor violating or not complying with procurement regulations can be subject to legal or administrative proceedings, including fines and penalties, as well as be suspensed or debarred from contracting with the government. The Company's policy has been, and continues to be, to conduct its activities in compliance with all applicable rules and regulations.

(e) CONTINGENCIES

     On December 19, 1996 the Company signed a price quotation with a vascular laser manufacturer for the purchase of up to 120 vascular lasers. The price quotation requires the Company to place a deposit of $1,200,000 for the purchase of 120 vascular lasers. After a minimum of 40 units are purchased at a per unit average price of $147,250, the remaining down-payment will be refunded if no additional purchases are made. The Company also paid $400,000 for tooling and other costs to ensure the vascular laser is manufactured with the Palomar name. The Company plans to use this vascular laser in the CTI sites in order to provide a full suite of lasers.

     On October 17, 1996 the Company entered into an option purchase agreement with Enviro-Invest Oy ("Enviro"), a privately held Finnish company with technology related to the detection of nuclear and chemical compounds. Under the option purchase agreement the Company has the right to acquire all of the issued and outstanding shares of Enviro at any time through October 1, 1997. The purchase price is $400,000 in cash, a range of $3,750,000 to $5,250,000 in the Company's common stock based on certain milestones, and other contingent cash payments not to exceed $325,000. The purchase agreement also calls for the Company to fund Enviro with a $400,000 loan. As of December 31, 1996 the Company has paid $300,000 and has recognized a liability for the remaining $100,000, payable on March 31, 1997. The Company intends to exercise the purchase option in 1997 and has accounted for the $400,000 loan as a long term investment.

     Enviro has a distribution agreement with Sensor Applications Inc. ("Sensor"), a Delaware corporation. On November 14, 1996 the Company entered into a option purchase agreement with Sensor. The purchase agreement calls for the Company to pay $150,000 in cash and issue 150,000 shares of Palomar stock for all the issued and outstanding shares of Sensor and extends to November 1, 1997. The purchase agreement calls for the Company to make payments of $200,000, payable in four installments for consulting services. During the year ended December 31, 1996, the Company incurred $50,000 related to these consulting services. The Company is also committed to make payments to Sensor of $15,000 a month to cover 50% of monthly operating expenses which the Company has expenses as incurred. The Company intends to exercise this purchase agreement in conjunction with the option for Enviro.

(f) LETTERS OF CREDIT

     Dynaco has a three irrevocable letters of credit outstanding totaling $295,000 with a bank to secure payment to a vendor.

(g) CORPORATE GUARANTEES

     The Company has issued guarantees for payment of various vendor liabilities for several subsidiaries. Outstanding guarantees totaled approximately $975,000 as of December 31, 1996.

(h) LITIGATION

     The Company is a defendant in a lawsuit filed by a former consultant to the Company on March 14, 1996. In the suit, the former consultant alleges that the Company breached a contract with the consultant in which the consultant was to provide certain investment banking services in return for certain compensation. In January 1997, this consultant's motion for summary judgment on a breach of contract claim was granted. The consultant has alleged that he suffered up to $3,381,250 in damages on a breach of contract claim, exclusive of interest. The Company has not accrued for the full cost of the alleged damages and intends to vigorously defend this action and appeal this matter after damages have been determined. The Company believes its grounds for appeal are meritorious.

     The Company is also involved in legal and administrative proceedings and claims of various types, including a patent infringement and unfair competition claim by a competitor of the Company. While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's general counsel, presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened (including the actions described above), or all of them combined, will not have a material adverse effect on the Company.

(14) EMPLOYMENT AGREEMENTS

     The Company and its subsidiaries have employment agreements with certain executive officers that provide for annual bonuses to the officers and expire on various dates through 2001. Each of these agreements provide for 12 months severance upon termination of employment. One of the officers at the Company's Spectrum subsidiary receives a bonus equal to .75% of Spectrum's net sales, as defined.

     Dynamem entered into an employment agreement on September 29, 1995, with its minority shareholder to serve as President and director of Dynamem for a period of five years. At the end of five years from the date of employment, the minority shareholder will have the option to sell 75% of his outstanding shares of Dynamem to PEC at a price equal to 10 times the average net income of Dynamem for the preceding 48-month period. A portion (35%) of the payment will be made in the Company's common stock, with the balance to be paid in cash. The minority shareholder also has the option to increase the percentage of the payment to be paid in common shares of the Company. Dynaco has also guaranteed the compensation due its President under this agreement. The Company is accounting for the option related to the restricted stock in the subsidiary in accordance with Financial Accounting Standard Board Interpretation No. 28, ACCOUNTING FOR STOCK APPRECIATION RIGHTS AND OTHER VARIABLE STOCK OPTION OR AWARD PLANS. Accordingly, compensation is measured annually based on the increase in value of the subsidiary. Total compensation has been insignificant to date. In the event of a public offering of Dynamem, the minority shareholder/officer has certain registration rights as defined in the employment agreement.

     Nexar has an employment agreement with its Chief Executive Officer (CEO) expiring in March 2002, unless extended. The agreement provides for annual salary and bonus for the CEO and a commission of $2.00 per computer sold by Nexar. Upon termination of employment with Nexar, the CEO will be entitled to amounts ranging from $1,000,000 to $3,000,000 in cash, three to five years salary, bonus and participation in Nexar's benefit plans, immediate vesting of unvested stock options and an income tax "gross up" for all the above items in the event of a change of control. This termination payment is guaranteed by the Company for as long as the Company owns greater than 50% of Nexar.

     Nexar also has an employment agreement with another executive officer expiring in March 2002, unless extended. The agreement provides for annual salary and bonus for the officer and a commission of $2.00 per unit sold by Nexar. Upon termination of employment with Nexar, the officer will be entitled to up to $750,000 in cash, one year of salary, bonus and participation in Nexar's benefit plans, immediate vesting of unvested stock options and an income tax "gross up" for all the above items in the event of a change of control. This termination payment is guaranteed by the Company for as long as the Company owns greater than 50% of Nexar.

(15) SUBSEQUENT EVENTS

(a) EQUITY AND FINANCING TRANSACTIONS

     On January 13, 1997 the Company raised $1,000,000 through the issuance of 5% series convertible debentures due January 13, 2002. The Company incurred financing costs of $100,000 relating to investment banking services. The financing costs were offset against a note receivable from a director of the investment bank. This debenture has been accounted for similar to the other dollar denominated convertible debentures as discussed in Note 4(b).

     Subsequent to year-end, all of the outstanding shares of Series E preferred stock (including accrued dividends of $121,978) were converted into 332,859 shares of the Company's common stock. In addition, as of February 28, 1997, 680 shares of Series G convertible preferred stock (including accrued dividends of $19,833) were converted into 102,508 shares of the Company's common stock.

     On February 28, 1997, the Company redeemed 300 units of the outstanding Swiss franc denominated convertible debentures for $196,000.

     Subsequent to year end, the Company raised an additional $12,000,000 to help sustain 1997 operations. The Company raised $6,000,000 through the issuance of Series H redeemable convertible preferred stock. The Company raised $5,500,000 through the issuance of 5% convertible debentures and $500,000 through the issuance of 6% convertible debentures. The Company will account for these financings similar to the 1996 preferred stock and convertible debenture issuances as discussed in Notes 5 and 4, respectively.

(b) LEGAL SETTLEMENTS

     In 1996, a former executive officer of Nexar threatened to file a lawsuit or seek arbitration proceedings against Nexar regarding Nexar's termination of his employment and Nexar's license agreement with the Licensor.

     On February 28, 1997,  Nexar entered into an Asset  Purchase and Settlement
Agreement with this former executive and the Licensor. Under the terms of this agreement, the Company has agreed to pay this former executive and certain of his affiliates $1,250,000 in cash and deliver $1,500,000 worth of the Company's common stock in exchange for all right, title and interest in and to all the technology licensed under Nexar's license agreement with the Licensor and a patent application thereto and a complete release and settlement of all claims between this former executive and Nexar. The Company will first acquire the subject technology and then convey such technology to Nexar. Accordingly, the Company paid $75,000 upon execution of this agreement. The Company will issue its common shares and remit $475,000 to this former executive on the earlier of April 30, 1997 or the closing of the initial public offering of Nexar. The $700,000 balance of the cash consideration will be held in escrow, subject to release to the former executive and/or Licensor in the absence of a breach of a representation, warranty or covenant within one year after closing.

     The Company has agreed to assign to Nexar all of its rights and title in the technology to be received under the Asset Purchase and Settlement Agreement immediately upon the receipt thereof, and has charged to Nexar the cost associated with this claim and the purchase of the technology. Nexar has allocated $1,375,000 of the consideration to settle this claim and the Company has reflected this amount in settlement and litigation costs in its accompanying statement of operations for the year ended December 31, 1996. The remaining consideration totaling $1,375,000 has been allocated to the purchase of the technology as of December 31, 1996 and will be amortized over the technology's estimated useful life. The allocation of the purchased technology was based on the value of anticipated royalty payments to the Licensor over the three years ended December 31, 1999.

     On March 14, 1997, CTI entered into an agreement with a medical service company in settlement of CTI's claims of breach of the contract. The settlement calls for the medical service company to reimburse CTI for all expenses incurred, not to exceed $900,000, and an additional lump sum payment of $400,000. In addition, the medical service company is required to purchase lasers from CTI under certain circumstances. The medical service company also is not to compete with CTI, as defined, for a period of six months.

(c) COMMITMENTS AND CONTINGENCIES

     Subsequent to year end, the Company entered into an exclusive relationship with a private label leasing company. CTI then entered into a master lease agreement with this private label leasing company. This master lease agreement is guaranteed by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in the Company's accountants during the Company's two most recent fiscal years, nor were there any disagreements on any matter of accounting principle or practice of financial statement disclosure which would be required to be reported on a Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     See the sections entitled "Election of Directors" and "Executive Officers" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 18, 1997, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     See the section entitled "Executive Compensation and Other Information Concerning Officers and Directors" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 18, 1997, which section is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 18, 1997, which section is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the section entitled "Certain Transactions" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 18, 1997, which section is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company where so indicated below.

Exhibit
   No.                                                    Title

*****2.1          Stock Purchase Agreement, dated July 1, 1993, by and between the Company and Star Medical Technologies,
                  Inc.

+++2.2            Agreement, dated December 30, 1993, by and between the Company, Dynaco Corporation and Dynaco West
                  Corporation.

+++2.3            First Amendment to Purchase and Sale Agreement, by and between the Company, Dynaco Corporation and
                  Dynaco West Corporation, dated January 24, 1994.

-2.4              Purchase  and Sale  Agreement  dated  March 14,  1995,  by and between  the  Company  and SPMT  Acquisition  Corp.,  Spectrum
                  Medical   Technologies,   Inc.,   Sanford   R.  Lane  and  CSF
                  Investments Ltd.

--2.5             Purchase and Sale Agreement dated June 5, 1995, by and between Dynaco Acquisition Corporation and
                  Inter-Connecting Products, Inc.

&&&&2.6           Agreement and Plan of Reorganization dated March 9, 1996 by and among the Company, TTI Acquisition
                  Corp., Tissue Technologies, Inc. and Mario Barton

&&&&2.7           Amendment to the Merger Agreement dated April 29, 1996 by and among the Company,  TTI Acquisition Corp.,
                  Tissue Technologies, Inc. and Mario Barton.

&&&&2.8           Letter from the Company to Tissue Technologies, Inc. waiving the Company's right to receive indemnification under Section 6 of the Merger Agreement in certain circumstances.

&&&&2.9           Plan of Merger dated May 3, 1996 by and between the Company, TTI Acquisition Corp. and Tissue
                  Technologies, Inc.

&&&&2.10          List of exhibits and schedules omitted from the Tissue Technologies, Inc. Merger Agreement.
                  (The Company hereby undertakes and agrees to furnish copies of the exhibits and schedules set forth in exhibit 2f above to the Commission upon its request.)

2.11              Stock Purchase Agreement dated March 19, 1996, by and between Dynaco Acquisition Corp., Comtel
                  Electronics, Inc., Mikel C. Green, Peter Rogal and Palomar Electronics Corp.

2.12              Agreement for Purchase of Stock dated July 12, 1996, by and between the Company, Eleanor Roberts Weisman and Wallace Roberts.

----3.1           Restated Certificate of Incorporation, as amended.


&&3.2             Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on December 16, 1996.


&3.3              Certificate of  Designation of Series G Convertible  Preferred
                  Stock as filed with the Delaware Secretary of State on September 26, 1996.

*3.4              Bylaws, as amended.

***4.1            Form of Common Stock Certificate.

*10.1             Patent License Agreement by and between the Company and Patlex Corporation, effective as of January 1,
                  1992.

**10.2            1991 Stock Option Plan, as amended.

#10.3             1993 Stock Option Plan.

####10.4          1995 Stock Option Plan.

----10.5          1996 Stock Option Plan

----10.6          1996 Employee Stock Purchase Plan

**10.7            Form of  Stock Option Grant under the 1991, 1993 and 1995 Stock Option Plans.

10.8              Form of  Stock Option Agreement under the 1996 Stock Option Plan.

##10.9            Form of  Company Warrant to Purchase Common Stock.

****10.10         Lease for premises at 66 Cherry Hill Drive,  Beverly,  Massachusetts, dated May 25, 1993.

---10.11          The Company's 401(k) Plan.

&10.12            Securities Purchase Agreement between the Company and The Travelers Insurance Company dated July 12,
                  1996.

&10.13            Warrant to purchase Common Stock of the Company, dated July 12, 1996.

&10.14            Subscription Agreement between the Company and Genesee Fund Limited, dated September 26, 1996.

&10.15            Registration Rights Agreement between the Company and Genesee Fund Limited, dated September 26, 1996.

&10.16            Warrant to purchase Common Stock of the Company, dated September 27, 1996.

&10.17            Warrant Agreement between the Company and American Stock Transfer & Trust Co. as warrant agent, dated
                  June 24, 1996.

&10.18            Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company as trustee, Indenture dated as of June 24, 1996, SF 25,000,000, 4.5% Convertible Subordinated Debentures due 2003.

&&&10.19          Form of Offshore Securities Subscription Agreement, dated July 3, 1996.

&&&10.20          Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company as trustee, Indenture dated as of June 24, 1996, SF 25,000,000 4.5% Convertible Subordinated Debentures due 2003.

&&&10.21          Warrant Agreement between the Company and American Stock Transfer & Trust Company as warrant agent, dated June 24, 1996.


&&&10.22          Form of Registration Rights Agreement, dated July 3, 1996.

&&&10.23          Form of Debenture, dated July 3 1996.

&&&10.24          Form of Warrant, dated July 3, 1996.

&&&10.25          Berckeley Subscription Agreement, dated December 31, 1996 and Amendment thereto dated January 10, 1997.

&&&10.26          Berckeley Debenture, dated December 31, 1996.

&&&10.27          High Risk Opportunities Hub Fund, Ltd. Subscription Agreement, dated January 14, 1997.

&&&10.28          High Risk Opportunities Hub Fund, Ltd. Debenture, dated January 13, 1997.

10.29             Securities Purchase Agreement between Palomar Electronics Corporation and Clearwater Fund IV, LLC, dated
                  December 31, 1996.

10.30             Securities Purchase Agreement between Palomar Electronics Corporation, the Company and The Travelers
                  Insurance Company, dated as of December 18, 1996.

10.31             Securities Purchase Agreement between Palomar Electronics Corporation and GFL Advantage Fund Limited
                  dated December 31, 1996.

10.32             Option Agreement between the Company and GFL Advantage Fund Limited dated December 31, 1996.

10.33             Common Stock Purchase Warrant dated December 31, 1996.

10.34             Form of Net Warrant to Purchase Common Stock.

10.35             Subscription Agreement between the Company and Finmanagement, Inc. dated December 27, 1996.

10.36             Subscription Agreement dated as of April 12, 1996, between the Company and GFL Advantage Fund Limited.

10.37             Registration Rights Agreement dated as of April 17, 1996 by and between the Company and GFL Advantage
                  Fund Limited.

10.38             Warrant dated as of April 16, 1996.

10.39             Form of Warrant to Purchase Common Stock dated February 1, 1996.

10.40             Form of Offshore Stock Subscription Agreement dated February 1, 1996.

10.41             Form of Subscription Agreement dated as of  March 10, 1997.

10.42             Form Registration Rights Agreement dated as of  March 10, 1997.

10.43             Form of 5% Convertible Debenture due March 10, 2002.

10.44             Subscription Agreement between the Company and Soginvest Bank dated as of March 13, 1997.

10.45             6% Convertible Debenture due March 13, 2002.


10.46             Asset Purchase and Settlement Agreement by and among the Company, Nexar Technologies, Inc., Technovation
                  Computer Labs, Inc. and Babar I. Hamirani, dated February 28, 1997.

10.47             List of exhibits omitted from the Asset Purchase and Settlement Agreement.
                  (The Company hereby undertakes and agrees to furnish copies of the exhibits and schedules set forth in exhibit 10(dddd) above to the Commission upon its request.)

10.48             Employment Agreement dated as of  January 1, 1997, between the Company and Steven Georgiev.

10.49             Employment Agreement dated as of January 1, 1997, between the Company and Michael H. Smotrich.

10.50             Employment Agreement dated as of January 1, 1997, between the Company and Joseph P. Caruso.

10.51             Employment Agreement dated as of January 1, 1997, between the Company and Anthony Fiorillo.

10.52             Securities and Purchase Agreement between the Company and RGC International Investors, LDC, dated March 27, 1997

10.53             Registration Rights Agreement between the Company and RGC International Investors, LDC, dated March 27, 1997

23                Consent of Arthur Andersen LLP.

*                 Previously filed as an exhibit to Registration Statement No. 33-47479 filed on April 27, 1992, and incorporated herein by reference.

**                Previously filed as and exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992.

***               Previously filed as an exhibit to Amendment No. 8 Registration Statement on Form S-1, No. 33-37379,
                  filed on December 17, 1992.

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

## Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

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

----              Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                  June 30, 1996, and incorporated herein by reference.

&                 Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                  September 30, 1996, and incorporated herein by reference.

&&                Previously filed as an exhibit to Form S-3 Registration Statement No. 333-18003 filed on December 16,
                  1996, and incorporated herein by reference.

                                      -46

&&&               Previously filed as an exhibit to Form S-3 Registration Statement No. 333-22725 filed on March 4, 1997, and incorporated herein by reference

&&&&              Previously filed as an exhibit to the Current Report on Form 8-K dated May 16, 1996, and incorporated herein by reference

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

(b)  REPORTS ON FORM 8-K

            None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on March 30, 1997.


                                          PALOMAR MEDICAL TECHNOLOGIES, INC.





                                          By:     /s/ Stevem Georgiev
                                              ------------------------------
                                              Steven Georgiev
                                              Chairman of the Board of Directors
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                          Name                                   Capacity                             Date

            /s/ Steven Georgiev                  President, Chief Executive                      April __, 1997
            ---------------------------------
            Steven Georgiev                      Officer and Chairman of the Board

            /s/ Dr. Michael H. Smotrich          President, Chief Operating Officer,             April __, 1997
            ---------------------------------
            Dr. Michael H. Smotrich              Secretary and Director

            /s/ Joseph P. Caruso                 Chief Financial Officer and Treasurer           April __, 1997
            ---------------------------------
            Joseph P. Caruso                     ( Principal Financial Officer and
                                                 Principal Accounting Officer)

            /s/ Buster C. Glosson                Director                                        April __, 1997
            ---------------------------------
            Buster C. Glosson

            /s/ Louis P. Valente                 Director                                        April __, 1997
            ---------------------------------
            Louis P. Valente

            /s/ John M. Deutch                   Director                                        April __, 1997
            ---------------------------------
            John M. Deutch
