Form 10KSB/A
period 1996-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1997-04-16
CIK 881695

-i-

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing  requirements  for the  past 90  days).  Yes     X    No
                                                      ----

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

LICENSE AND RESEARCH AGREEMENT WITH MASSACHUSETTS GENERAL HOSPITAL FOR LASER HAIR REMOVAL


     In August 1995, the Company entered into an exclusive, worldwide, perpetual license for certain technology that applies to a patented method of delivering laser energy to treat unwanted hair. The Company also entered into a four-year agreement with the Massachusetts General Hospital ("MGH"), whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction invented by Dr. R. Rox Anderson, Wellman Laboratories of Photomedicine, MGH. As part of the agreement, MGH provided the Company with prior data already generated by Dr. Anderson with respect to the ruby laser device at MGH. This information was the basis for an application filed on December 8, 1995 with the FDA for approval of the Company's EpiLaser(TM) for treating unwanted hair. The Company is obligated to fund the clinical research in the aggregate amount of approximately $917,000 over the term of the contract. On August 18, 1995, the Company also entered into a worldwide exclusive license agreement with MGH. Upon completion of a valid product or service, or new uses (not related solely to hair removal) based on the findings of the clinical studies, the Company shall be given the first right of refusal to negotiate an exclusive or non-exclusive license agreement. As consideration for this license, the Company is obligated to pay MGH royalties of 5.5% of net revenue from product/services covered by valid patents licensed to the Company exclusively; 2.5% of net revenues of products/services covered by valid patents licensed to the Company non-exclusively; 1.5% of net revenues of products developed and exploited, not covered above and no less than 3% on the sale of any other laser using other technology as defined for the use of hair removal.


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

     PRIVATE PLACEMENT OF COMMON STOCK

     Pursuant to Regulation S under the Act, the Company sold 365,533 shares of common stock and 182,765 warrants to purchase common stock to a total of 23 overseas individuals and corporations on February 1, 1996 for an aggregate purchase price of $1,783,800. The warrants were issued at a price of $5.00 per share, are immediately exercisable and expire on February 1, 1999.

     Pursuant to Regulation D and Section 4(2) of the Act, the Company sold a total of 165,810 shares of common stock on March 29, 1996 for an aggregate purchase price of $1,364,842. 114,810 shares of common stock were sold to Arista High-Tech Growth Fund, Ltd. for an aggregate purchase price of $936,442; 45,000 shares of common stock were sold to Histon Financial Services, Inc. for an aggregate purchase price of $378,000 and 6,000 shares of common stock were sold to Berkshire International Finance, Inc. Pension Plan for an aggregate purchase price of $50,400.

     Pursuant to Regulation D and Section 4(2) of the Act, the Company sold a total of 44,862 shares of common stock on April 15, 1996 to Egger & Co. for an aggregate purchase price of $416,250.

     Pursuant to Section 4(2) of the Act, the Company sold 600,000 shares of common stock on December 27, 1996 to Finmanagment, Inc. for an aggregate purchase price of $3,150,000. In addition to the common stock, Finmanagment received 420,000 net warrants to purchase common stock at $7.50 per share, 300,000 net warrants to purchase common stock at $9.50 per share and 180,000 net warrants to purchase common stock at $11.50 per share. The net warrants are subject to a cashless exercise for common stock in which the number of shares of common stock issuable upon such cashless exercise shall be determined by multiplying (1) the difference between (a) the closing bid price of the common stock on the day prior to the date exercised, as reported by NASDAQ, and (b) the exercise price, by (2) the number of net warrant shares; divided by the closing bid price of the common stock on the day prior to the date exercised. The net warrants are exercisable immediately and expire on February 28, 1997.

     CONVERTIBLE DEBENTURES

     Pursuant to Regulation S of the Act, the Company sold 9,675 units of convertible debentures to a total of 11 overseas individuals on July 3, 1996 for an aggregate purchase price of $7,669,441. Each unit consists of a convertible debenture due July 3, 2003 denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. The warrants are immediately exercisable and expire on June 27, 2003.

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


     Pursuant to Section 4(2) of the Act, the Company sold a total of $6,000,000 5% Convertible Debentures as follows: $3,000,000 to High Risk Opportunities Hub Fund Ltd. on December 31, 1996; $2,000,000 to Berckeley Investment Group, Ltd. on December 31, 1996; and $1,000,000 to High Risk Opportunities Hub Fund Ltd. on January 13, 1997. The debentures, due December 31, 2001, December 31, 2001 and January 13, 2002, respectively, are convertible into shares of common stock at a conversion price equal to 85% of the average trailing 10 day bid price from the date of conversion, provided that in any 30 day period the holder of these debentures may convert no more than 33% (or 34% in the last 30 day period available for conversion) of the debentures.

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


     Pursuant to Section 4(2) of the Act, the Company sold 10,000 shares of Series E Convertible Preferred Stock on April 17, 1996 to GFL Advantage Fund Limited for an aggregate purchase price of $10,000,000. All of the Series E Preferred Stock was converted into 1,381,506 shares of common stock (including accrued dividends of $326,174 and accrued interest of $7,536) as of January 28, 1997. In connection with the issuance of Series E Convertible Preferred Stock, the Company issued 304,259 warrants to purchase common stock at a price of $15 per share, which expire on April 17, 2001 and are immediately exercisable.


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


###2.11           Stock Purchase Agreement dated March 19, 1996, by and between Dynaco Acquisition Corp., Comtel
                  Electronics, Inc., Mikel C. Green, Peter Rogal and Palomar Electronics Corp.

###2.12           Agreement for Purchase of Stock dated July 12, 1996, by and between the Company, Eleanor Roberts Weisman and Wallace Roberts.


----3.1           Restated Certificate of Incorporation, as amended.


&&3.2             Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on December 16, 1996.


&3.3              Certificate of  Designation of Series G Convertible  Preferred
                  Stock as filed with the Delaware Secretary of State on September 26, 1996.


3.4               Certificate of Designation of Series H Convertible Preferred
                  Stock as filed with the Delaware Secretary of State on March 26, 1997.

*3.5              Bylaws, as amended.

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


###10.8           Form of  Stock Option Agreement under the 1996 Stock Option Plan.


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

&&&10.25          Berckeley Subscription Agreement, dated December 31, 1996 and Amendment thereto dated January 10, 1997.

&&&10.26          Berckeley Debenture, dated December 31, 1996.

&&&10.27          High Risk Opportunities Hub Fund, Ltd. Subscription Agreement, dated January 14, 1997.

&&&10.28          High Risk Opportunities Hub Fund, Ltd. Debenture, dated January 13, 1997.


###10.29          Securities Purchase Agreement between Palomar Electronics Corporation and Clearwater Fund IV, LLC, dated
                  December 31, 1996.

###10.30          Securities Purchase Agreement between Palomar Electronics Corporation, the Company and The Travelers
                  Insurance Company, dated as of December 18, 1996.

###10.31          Securities Purchase Agreement between Palomar Electronics Corporation and GFL Advantage Fund Limited
                  dated December 31, 1996.

###10.32          Option Agreement between the Company and GFL Advantage Fund Limited dated December 31, 1996.

###10.33          Common Stock Purchase Warrant dated December 31, 1996.

###10.34          Form of Net Warrant to Purchase Common Stock.

###10.35          Subscription Agreement between the Company and Finmanagement, Inc. dated December 27, 1996.

###10.36          Subscription Agreement dated as of April 12, 1996, between the Company and GFL Advantage Fund Limited.

###10.37          Registration Rights Agreement dated as of April 17, 1996 by and between the Company and GFL Advantage
                  Fund Limited.

###10.38          Warrant dated as of April 16, 1996.

###10.39          Form of Warrant to Purchase Common Stock dated February 1, 1996.

###10.40          Form of Offshore Stock Subscription Agreement dated February 1, 1996.

###10.41          Form of Subscription Agreement dated as of  March 10, 1997.

###10.42          Form Registration Rights Agreement dated as of  March 10, 1997.

###10.43          Form of 5% Convertible Debenture due March 10, 2002.

###10.44          Subscription Agreement between the Company and Soginvest Bank dated as of March 13, 1997.

###10.45          6% Convertible Debenture due March 13, 2002.


###10.46          Asset Purchase and Settlement Agreement by and among the Company, Nexar Technologies, Inc., Technovation
                  Computer Labs, Inc. and Babar I. Hamirani, dated February 28, 1997.

###10.47          List of exhibits omitted from the Asset Purchase and Settlement Agreement.
                  (The Company hereby undertakes and agrees to furnish copies of the exhibits and schedules set forth in exhibit 10(dddd) above to the Commission upon its request.)

###10.48          Employment Agreement dated as of  January 1, 1997, between the Company and Steven Georgiev.

###10.49          Employment Agreement dated as of January 1, 1997, between the Company and Michael H. Smotrich.

###10.50          Employment Agreement dated as of January 1, 1997, between the Company and Joseph P. Caruso.

###10.51          Employment Agreement dated as of January 1, 1997, between the Company and Anthony Fiorillo.

###10.52          Securities and Purchase Agreement between the Company and RGC International Investors, LDC, dated March 27, 1997

###10.53          Registration Rights Agreement between the Company and RGC International Investors, LDC, dated March 27, 1997

###23             Consent of Arthur Andersen LLP.


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


### Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.


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
