Form 10KSB/A
period 1996-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1997-04-30
CIK 881695

FORM 10-KSB/A-2

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its fiscal year ended December 31, 1996 were $70,098,443.

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

        Transitional Small Business Disclosure Format:  Yes          No     X
                                                            ----         -------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information concerning each director and nominee for election as a director and each executive officer of the Company.

         Name                               Age      Position

         Steven Georgiev*                    62      Chief Executive Officer and Chairman of the Board
         Michael H. Smotrich*                64      President, Secretary and Chief Operating Officer
         Buster Glosson                      54      Director
         Dr. John M. Deutch                  58      Director
         Louis P. Valente                    66      Director
         Joseph P. Caruso                    37      Treasurer, Vice President, and Chief Financial Officer .


               * Each of those persons may be deemed a parent and/or promoter of the Company as these terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     There are no family relationships among executive officers and directors of the Company.

     STEVEN GEORGIEV. Mr. Georgiev has served as Chief Executive Officer of the Company since November 12, 1993, and became a full time employee of the Company on January 1, 1995. Mr. Georgiev was a consultant to Dymed from June 1991 until its September 1991 merger with the Company, at which time he became the Chairman of the Company's Board of Directors. Mr. Georgiev is a financial and business consultant to a variety of emerging, high growth companies. Mr. Georgiev has been a director of Excel Technology, Inc. since 1992, and of Dynagen, Inc. since 1996. Mr. Georgiev was Chairman of the Board of Directors of Dynatrend, Inc., a publicly-traded consulting firm that he co-founded in 1972, until February 1989. Mr. Georgiev has a B.S. in Engineering Physics from Cornell University and an M.S. in Management from the Massachusetts Institute of Technology (Sloan Fellow).

     MICHAEL H. SMOTRICH. Dr. Smotrich was a consultant to Dymed from May 1992 until its merger with the Company in September 1992, at which time he became the Company's Executive Vice President, Chief Operating Officer, Secretary and a director. In August 1994, Dr. Smotrich became the Company's President. From July 1988 until May 1991, Dr. Smotrich was an independent consultant specializing in the development and manufacture of laser based medical products. Dr. Smotrich was Vice President of Operations at Candela Laser Corp. from June 1987 to June 1988, where he was responsible for medical laser production and product development. From July 1984 to June 1987, as Corporate Vice President of Research and Development, Dr. Smotrich was responsible for the design and development of surgical laser products at Merrimack Laboratories, Inc., which was acquired by the LaserSonics division of Cooper Laboratories, Inc. From 1972 to 1984, Dr. Smotrich was Vice President in charge of the Electro-Optics Group at Avco Everett Research Laboratory, Inc., working in the laser technology field. Dr. Smotrich received a certificate from the Advanced Management Program at Harvard Graduate School of Business Administration and has a B.S. in Physics from the Massachusetts Institute of Technology and an M.S. and Ph.D. in Physics from Columbia University.

     BUSTER GLOSSON. Mr. Glosson has been a director of the Company since September 1, 1996. From 1965 until June 1994, he was an officer in the United States Air Force (USAF). Most recently, he served as a Lieutenant General and Deputy Chief of Staff for plans and operations, Headquarters USAF, Washington, D.C. Mr. Glosson is a veteran of combat missions in Vietnam and, during the Gulf War, he commanded the 14th Air Force Division and was the director of campaign plans for the United States Central Command Air Forces, Riyadh, Saudi Arabia. In 1994 he founded and has since served as

President of Eagle Ltd., a consulting firm concentrating on international business opportunities in the high-technology arena. He is also Chairman and CEO of Alliance Partners Inc., an investment holding company with a focus on international business. He also serves as a director of GreenMan Technologies, Inc., The American Materials and Technologies Corporation, and Skysat Communication Network Corporation, all publicly held companies.

     JOHN M. DEUTCH. Dr. Deutch became a director of the Company on February 1, 1997. In May 1995 he was sworn in as Director of Central Intelligence (DCI) following a unanimous vote in the Senate, and served as DCI until December 1996. In this position he was head of the Intelligence Community (all foreign
intelligence   agencies  of  the  United   States)  and   directed  the  Central
Intelligence Agency. From March 1994 to May 1995 he served as the Deputy Secretary of Defense. From March 1993 to March 1994, Dr. Deutch served as Under Secretary of Defense for Acquisitions and Technology. Dr. Deutch has been a member of the faculty of the Massachusetts Institute of Technology (M.I.T.) from 1970 to the present, where he was an associate professor and professor of chemistry, Chairman of the Department of Chemistry, Dean of Science and Provost. Currently, Dr. Deutch is an MIT Institute Professor and serves as director for the following publicly held companies: Ariad Pharmaceutical, Citicorp, CMS Energy and Schlinberger Ltd. Dr. Deutch has a B.A. in history and economics from Amherst College and both a B.S. in chemical engineering and a Ph.D. in physical chemistry from M.I.T. He holds honorary degrees from Amherst College, the University of Lowell and Northeastern University.

     LOUIS P. VALENTE. Mr. Valente became a director of the Company on February 1, 1997. From 1968 to 1995 Mr. Valente held numerous positions at EG&G, Inc., a diversified technology company which provides optoelectronic, mechanical and electromechanical components and instruments to manufacturers and end-user customers in varied markets that include aerospace, automotive, transportation, chemical, petrochemical, environmental, industrial, medical, photography, security and other global arenas. In 1968 he began his career at EG&G, Inc. as an Assistant Controller and held executive positions including Assistant Treasurer and Corporate Treasurer before becoming a Senior Vice President of EG&G, Inc. In this position he presided over and negotiated acquisitions, mergers and investments. Since his retirement in 1995, Mr. Valente has served in a similar role on a consulting basis. Currently, Mr. Valente serves as a director in Micrion Corporation, a publicly held company. Mr. Valente is a Certified Public Accountant and a graduate of Bentley College.

     JOSEPH P. CARUSO. Mr. Caruso joined the Company in March 1992 as Controller in a part-time capacity and became a full-time employee on June 15, 1992. Effective January 1, 1993, Mr. Caruso became Vice President and Chief Financial Officer. From October 1989 to June 1992, Mr. Caruso was the Chief Financial Officer of Massachusetts Electrical Manufacturing Co., Inc., a privately held manufacturer of power distribution equipment. From September 1987 to October 1989, Mr. Caruso was a manager with Robert Half, an international consulting firm. From December 1982 to September 1987, Mr. Caruso was a manager with Pannell Kerr Forster, an international public accounting firm. Mr. Caruso became a Certified Public Accountant in 1984 and has a B.S. in accounting from Merrimack College.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year, or written representations that Form 5 was not required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were fulfilled in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation for services rendered in all capacities to the Company for the fiscal years ended December 31, 1995 and 1996 of (i) the Chief Executive Officer of the Company during 1996 and (ii) the other executive officers of the Company serving on December 31, 1996 whose salary and bonuses for 1996 exceeded $100,000 (the "Named Executive Officers"):

                              SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                        Compensation
                                                                                           Awards
                                                                                       ----------------

                                                                                         Securities                 All
                                                                                         Underlying                Other
Name and                            Fiscal           Salary            Bonus             Options(1)            Compensation
Principal Position                  Year              ($)               ($)                 (#)                    ($)
                                --------------    ------------    ----------------    ----------------    -----------------------

Steven Georgiev                    12/31/96       $275,000        $ 305,000                 800,000                $    --
     Chief Executive Officer       12/31/95       $161,800        $  50,000                 450,000                $    --
                                   12/31/94       $    --         $    --                       --                 $  80,000(2)

Michael H. Smotrich                12/31/96       $214,000        $  50,000                 300,000                $    --
     President, Chief              12/31/95       $149,400        $  50,000                 250,000                $    --
     Operating Officer,            12/31/94       $ 92,000        $  20,000                 170,000                $    --
     Secretary

Joseph P. Caruso                   12/31/96       $180,000        $  64,000                 450,000                $    --
     Vice President and  Chief     12/31/95       $109,600        $  75,000                 250,000                $    --
     Financial Officer             12/31/94       $ 70,400        $  20,000                 170,000                $    --


     (1) During fiscal 1996 and fiscal 1995, the Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to any of the Named Executive Officers.

     (2) Represents monies paid by the Company to Mr. Georgiev during the year ended December 31, 1994 pursuant to a consulting arrangement between the Company and Mr. Georgiev.

Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding stock options and warrants granted during 1996 by the Company to the Named Executive Officers:

                                              OPTION GRANTS

-----------------------------------------------------------------------------------------------------------
                                      Percent of
                                   Number of Shares     Total Options
                                      Underlying           Granted
Name and                               Options           to Employee      Exercise Price     Expiration
Principal Position                     Granted          in Fiscal Year      Per Share           Date
                                         (#)                                 ($/Sh)
-----------------------------------------------------------------------------------------------------------

Steven Georgiev
     Chief Executive Officer             300,000(1)          5.87%              6.75           2/5/01
     Chairman of the Board               200,000(1)          3.91%              6.00          12/18/01
                                         300,000(1)          5.87%              8.00           8/26/01

Michael H. Smotrich
     President, Chief                    250,000(2)          4.89%              6.75           2/5/01
     Operating Officer,                   50,000(2)           .98%              6.00          12/18/01
     Secretary

Joseph P. Caruso
     Vice President and Chief            200,000(3)          3.91%              8.00         8/26/01
      Financial Officer                  150,000(3)          2.94%              6.75          2/5/01
                                         100,000(3)          1.96%              6.00         12/18/01



     (1) On February 5, 1996, the Company granted Mr. Georgiev 300,000 shares of Common Stock, issuable upon exercise of a five year warrant at an exercise price of $6.75 per share, all of which vests immediately. On December 19, 1996, the Company granted Mr. Georgiev 200,000 shares of Common Stock, issuable upon exercise of a five year warrant at an exercise price of $6.00 per share, of which 66,666 shares vest immediately, 66,667 shares vest a year from issuance and the final 66,667 shares vest two years from issuance. On August 27, 1996, the Company granted Mr. Georgiev 300,000 shares of Common Stock issuable upon exercise of a five year stock option at an exercise price of $8.00 per share, of which 100,000 shares vest immediately, 100,000 shares vest one year from issuance and the final 100,000 shares vest two years from issuance.

     (2) On February 5, 1996, the Company granted Dr. Smotrich 250,000 shares of Common Stock, issuable upon exercise of a five year warrant at an exercise price of $6.75 per share, all of which vests immediately. On December 19, 1996, the Company granted Dr. Smotrich 50,000 shares of Common Stock, issuable upon exercise of a five year warrant at an exercise price of $6.00 per share, of which 16,666 shares vest immediately, 16,667 shares vest a year from issuance and the final 16,667 shares vest two years from issuance.

     (3) On February 5, 1996, the Company granted Mr. Caruso 150,000 shares of Common Stock, issuable upon exercise of a five year warrant at an exercise price of $6.75 per share, all of which vests immediately. On December 19, 1996, the Company granted Mr. Caruso 100,000 shares of Common Stock, issuable upon exercise of a five year warrant at an exercise price of $6.00 per share, of which 33,333 shares vest immediately, 33,333 shares vest a year from issuance and the final 33,334 shares vest two years from issuance. On August 27, 1996, the Company granted Mr. Caruso 200,000 shares of Common Stock issuable upon exercise of a five year stock option at an exercise price of $8.00 per share, of which 66,666 shares vest immediately, 66,667 shares vest one year from issuance and the final 66,667 shares vest two years from issuance.

Aggregated Option Exercises in Last Year and Fiscal Year-End; Option/SAR Values

     The following table sets forth information on an aggregated basis regarding the exercise of stock options during the last completed fiscal year by each of the Named Executive Officers and the value of unexercised options at December 31, 1996:


                                                                          Number of
                                                                          Securities                 Value of
                                                                          Underlying               Unexercised
                                                                         Unexercised               in-the-Money
                                      Shares                             Options/SARs              Options/SARs
                                     Acquired            Value          at FY-End (#)            at FY-End ($)(1)
Name and                            on Exercise        Realized          Exercisable/              Exercisable/
Principal Position                      (#)               ($)           Unexercisable             Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Steven Georgiev
     Chief Executive Officer          260,000           426,200        703,666/333,334(2)              1,115,750/100,000

Michael H. Smotrich
     President, Chief                   --                --            686,666/33,334(3)               1,881,249/25,000
     Operating Officer,
     Secretary

Joseph P. Caruso
     Vice President and Chief           --                --           699,999/200,001(4)               2,041,250/50,000
     Financial Officer


     (1) Value is based on the December 31, 1996 closing price on the Nasdaq Small Cap Market of $6.75 per share. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.

     (2) Includes warrants to purchase Common Stock and stock options with exercise prices ranging from $2.00-$8.00, all of which expire on or before December 18, 2001.

     (3) Includes warrants to purchase Common Stock and stock options with exercise prices ranging from $2.125-$6.75, all of which expire on or before December 18, 2001.

     (4) Includes warrants to purchase Common Stock and stock options with exercise prices ranging from $2.00-$8.00, all of which expire on or before December 18, 2001.

     (5) Consists of a warrant to purchase Common Stock at an exercise price of $6.00 per share expiring on December 19, 2001.

     Mr. Glosson, Mr. Valente and Dr. Deutch are paid $60,000 per year for their services as Director. For his services as a Director, Mr. Glosson received a warrant to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share. This warrant vests over a period of three years and expires on August 26, 2001. For his services as a Director, Mr. Valente received a warrant to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share. This warrant vests immediately and expires on December 26, 2001. For his services as a Director, Dr. Deutch received a warrant to purchase 50,000 shares of Common Stock at an exercise price of $6.75 per share. This warrant vests immediately and expires on December 27, 2001. In accordance with Company policy, Directors who are employees of the Company serve as Directors without compensation. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Directors meetings.

Employment Agreements

     Effective January 1, 1997, the Company entered into three-year key employment agreements with Mr. Georgiev, Dr. Smotrich and Mr. Caruso. Pursuant to these agreements, Mr. Georgiev serves as Chief Executive Officer, Dr. Smotrich serves as President and Chief Operating Officer and Mr. Caruso serves as Chief Financial Officer, at annual base salaries of $350,000, $250,000 and $200,000, respectively. The agreements provide for bonuses as determined by the Board of Directors or Executive Committee, and employee benefits, including vacation, sick pay and insurance, in accordance with the Company's policies.

     The agreements provide that, in the event of termination (i) by the Company without cause, as defined, or by the executive for good reason, as defined, other than within one year of a change in control, the Company shall pay the executive four times the executive's annual base salary then in effect, and continue the executive's employee benefits for the remaining term of the agreement; (ii) within one year following a change in control, the Company shall pay the executive eight times the executive's annual compensation, as defined, and continue the executive's employee benefits for the remaining term of the agreement; and (iii) by the executive for good reason within one year following an approved change in control, as defined, the Company shall pay the executive eight times the executive's annual base salary then in effect and any bonus compensation to which the executive would have been entitled if he had remained as an employee under the agreement to the end of the fiscal year, and continue the executive's employee benefits for the remaining term of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 4, 1997, the number of shares of the Company's Common Stock owned by each director, by the Company's Principal Executive Officer and each of the other Named Executive Officers, by all directors and executive officers as a group, and by any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

                                                                                              Percentage
                                                             Number of Shares                  of Class
Name and Address of Beneficial Owner                        Beneficially Owned                   (1)
------------------------------------                        ------------------                -----------
Steven Georgiev(5)                                                1,072,871                       3.25%
66 Cherry Hill Drive
Beverly, MA  01915

Joseph P. Caruso(6)                                                 768,257                       2.33%
66 Cherry Hill Drive
Beverly, MA  01915

Michael H. Smotrich(7)                                            1,224,256                       3.71%
66 Cherry Hill Drive
Beverly, MA  01915

Buster C. Glosson(8)                                                 53,333                         *
66 Cherry Hill Drive
Beverly, MA  01915

Louis P. Valente(9)                                                  54,000                         *
66 Cherry Hill Drive
Beverly, MA  01915

John M. Deutch(9)                                                    50,000                         *
66 Cherry Hill Drive
Beverly, MA  01915

All Directors and Executive Officers as a Group                   3,222,717                       9.34%
(6 persons)(10)

*    Less than one percent.

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage ownership is based on 32,267,890 shares of Common Stock outstanding.

(5) Includes 703,666 shares of Common Stock which Mr. Georgiev has the right to acquire within 60 days pursuant to the exercise of options and warrants, 40,000 shares of Common Stock held by family members and 2,051 shares held in the Company 401(k) Plan.

(6) Includes 699,999 shares of Common Stock which Mr. Caruso has the right to acquire within 60 days pursuant to the exercise of options and warrants, and 1,432 shares held in the Company 401(k) Plan.

(7) Includes 686,666 shares of Common Stock which Dr. Smotrich has the right to acquire within 60 days pursuant to the exercise of options and warrants, and 8,000 shares of Common Stock owned by family members.

(8) Includes 53,333 shares of Common Stock which Mr. Glosson has the right to acquire within 60 days pursuant to the exercise of options and warrants.

(9) Includes 50,000 shares of Common Stock which Mr. Valente and Mr. Deutch have the right to acquire within 60 days pursuant to the exercise of warrants.

(10) For purposes of this calculation, total issued and outstanding shares includes an aggregate of 2,243,664 shares issuable pursuant to options and warrants exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From January 1995 to April 1997 the Company has advanced varying amounts to Steven Georgiev, the Company's Chief Executive Officer and Chairman of the
Board; the total outstanding indebtedness at April 18, 1997 was $1,185,993. These advances are evidenced by demand promissory notes which bear interest at 7% and are collateralized by stock in the Company and Common Stock of The American Materials & Technologies Corporation ("AM&T") at a 75% loan to value ratio.

     From January 1995 to April 1997 the Company has advanced varying amounts to Michael H. Smotrich, the Company's President and Chief Operating Officer; the total outstanding indebtedness at March 31, 1997 was $518,156. These advances are evidenced by demand promissory notes which bear interest at 7% and are collateralized by stock in the Company at a 75% loan to value ratio.

     At December 31, 1995, the Company had notes receivable for $3,150,000 from AM&T evidenced by a $3,000,000 promissory note and a $150,000 promissory note, both with interest at the rate of 10% per annum. Steve Georgiev is chairman of AM&T and owns 13% of AM&T's outstanding common stock. On March 29, 1996, the Company assigned a portion of its notes receivable at a face value of $1,500,000 to a non-affiliated individual for $1,500,000. The remaining outstanding portions of the notes was paid off in 1996. The Company owns a total of 463,664 shares of AM&T's common stock at March 31, 1997. These shares were purchased at a cost of $375,000 and have a market value at March 31, 1997 of $2,781,984.

     In 1996 the Company had loans outstanding at various points in time totaling $5,800,000 to Alliance Partners, Inc. Buster Glosson, a director of the Company, is Chairman and Chief Executive Officer of Alliance Partners, Inc. These loans accrued interest at a rate of 10% per annum and were all paid off by December 31, 1996.

     In 1996 the Company made consulting payments totaling $109,000 to Eagle Limited. Buster Glosson is President of Eagle Limited.

     On December 18, 1996, Steven Georgiev pledged 77,000 shares of his AM&T common stock in favor of the Company to secure a loan of $500,000 made by the Company to Trani, Inc.; on April 16, 1997, Mr. Georgiev increased the number of pledged AM&T shares to 100,000.

     On March 31, 1997, Steven Georgiev pledged 112,000 shares of his AM&T common stock in favor of the Company to secure a loan of $500,000 made by the Company to JCV Capital Corp.; on April 16, 1997, Mr. Goergiev decreased the number of AM&T shares pledged to 100,000.

     (See also "Employment Agreements.")

     The Company believes the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company's policy, as adopted by its Board of Directors on December 16, 1996, is that, in order to reduce the risks of self-dealing or a breach of the duty of loyalty to the Company, all transactions between the Company and any of its officers, directors or principal stockholders must be for bona fide purposes, will be subject to approval by a majority of the disinterested members of the Board of Directors of the Company, and must be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on April 30, 1997.


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

                          Name                                   Capacity                             Date

            /s/ Steven Georgiev                  President, Chief Executive                      April 30, 1997
            ---------------------------------
            Steven Georgiev                      Officer and Chairman of the Board

            /s/ Dr. Michael H. Smotrich          President, Chief Operating Officer,             April 30, 1997
            ---------------------------------
            Dr. Michael H. Smotrich              Secretary and Director

            /s/ Joseph P. Caruso                 Chief Financial Officer and Treasurer           April 30, 1997
            ---------------------------------
            Joseph P. Caruso                     ( Principal Financial Officer and
                                                 Principal Accounting Officer)

            /s/ Buster C. Glosson                Director                                        April 30, 1997
            ---------------------------------
            Buster C. Glosson

            /s/ Louis P. Valente                 Director                                        April 30, 1997
            ---------------------------------
            Louis P. Valente

            /s/ John M. Deutch                   Director                                        April 30, 1997
            ---------------------------------
            John M. Deutch
