Form 10-Q
period 1997-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1997-05-15
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340


                                [GRAPHIC OMITTED]
                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Delaware                                              04-3128178
--------------------------------------------------------------------  ---------------------------------------
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


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                           -

     As of May 9, 1997, 32,634,923 shares of Common Stock, $.01 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes____ No X

                                                                   Page 1 of ___

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets - December 31, 1996 and March 31, 1997            P.  3

         Consolidated Statements of Operations - For the Three Months Ended
                  March 31, 1996 and 1997                                                        P.  4

         Consolidated Statements of Stockholders' Equity - For the Three Months
                  Ended  March 31,  1997                                                         P.  5

         Consolidated Statements of Cash Flows - For the Three Months Ended
                  March 31, 1996 and 1997                                                        P.  6

         Notes to Consolidated Financial Statements                                              P.  8

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
     RESULTS OF OPERATIONS                                                                       P. 15

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                              P. 19

         ITEM 2.  CHANGES IN SECURITIES                                                          P. 19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                P. 20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            P. 20

         ITEM 5.  OTHER INFORMATION                                                              P. 20

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               P. 20

SIGNATURES                                                                                       P. 21


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                       December 31,         March 31,
                                                                                        1996                   1997
                                                                                   ---------------        ---------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                      $16,172,731            $17,661,622
       Marketable securities                                                            2,893,792              4,127,472
       Accounts receivable, net                                                        18,308,077             19,851,315
       Inventories, net                                                                18,790,484             21,004,585
       Loans to officers                                                                  995,331                958,850
       Notes receivable related parties                                                   464,153              1,117,487
       Other notes receivable                                                             899,937                883,406
       Other current assets                                                             7,623,161              2,199,641
                                                                                   ---------------        ---------------
           Total current assets                                                        66,147,666             67,804,378
                                                                                   ---------------        ---------------

PROPERTY AND EQUIPMENT, AT COST, NET                                                    8,404,605             10,570,927
                                                                                   ---------------        ---------------

OTHER ASSETS:
       Cost in excess of net assets acquired, net                                       5,024,299              4,837,742
       Intangible assets, net                                                           2,286,058              2,115,158
       Deferred costs                                                                   2,895,803              3,439,978
       Long-term investments                                                            3,179,554              5,381,485
       Loan to related party                                                            1,100,000                802,000
       Other assets                                                                     1,719,211              1,504,011
                                                                                   ---------------        ---------------
           Total other assets                                                          16,204,925             18,080,374
                                                                                   ---------------        ---------------

                                                                                      $90,757,196            $96,455,679
                                                                                   ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Revolving lines of credit                                                       $4,558,052             $5,387,023
       Current portion of long-term debt                                                2,783,683              2,609,928
       Accounts payable                                                                14,464,285             15,235,908
       Accrued expenses                                                                14,669,893             20,101,740
                                                                                   ---------------        ---------------
           Total current liabilities                                                   36,475,913             43,334,599
                                                                                   ---------------        ---------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                 16,204,692             20,902,840
                                                                                   ---------------        ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value-                                                       182                    198
           Authorized - 5,000,000  shares Issued and outstanding - 18,151 shares and 19,707 shares at December 31, 1996 and March 31, 1997
       Common stock, $.01 par value-                                                      305,968                320,144
           Authorized - 100,000,000 shares
           Issued and outstanding - 30,596,812 shares
           and 32,014,404 shares at December 31, 1996 and March 31, 1997
       Additional paid-in capital                                                     104,900,551            114,143,149
       Accumulated deficit                                                           (64,971,200)           (80,631,341)
       Unrealized (loss) gain on marketable securities                                  (342,500)                102,500
       Subscriptions receivable from related party                                      (604,653)              (504,653)
       Less: Treasury Stock (200,000 shares at cost)                                  (1,211,757)            (1,211,757)
                                                                                   ---------------        ---------------
           Total stockholders' equity                                                  38,076,591             32,218,240
                                                                                   ---------------        ---------------

                                                                                      $90,757,196            $96,455,679
                                                                                   ===============        ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                              Three Months Ended March 31,
                                                            ----------------------------------
                                                                 1996              1997
                                                            ---------------   ----------------

REVENUES                                                        $6,925,001        $20,126,438

COST OF REVENUES                                                 7,283,766         20,006,222
                                                            ---------------   ----------------

        Gross (loss) profit                                      (358,765)            120,216
                                                            ---------------   ----------------

OPERATING EXPENSES

        Research and development                                 1,716,803          2,847,806
        Sales and marketing                                      1,567,138          3,250,412
        General and administrative                               3,397,681          5,328,785
        Business development
             and other financing costs                             497,273            656,239
        Settlement and Litigation Costs                            258,973          3,150,000
                                                            ---------------   ----------------

                Total operating expenses                         7,437,868         15,233,242
                                                            ---------------   ----------------

                Loss from operations                           (7,796,633)       (15,113,026)

INTEREST EXPENSE                                                 (324,682)        (1,664,777)

INTEREST INCOME                                                    606,194            198,254

NET GAIN ON TRADING SECURITIES                                     115,084          1,079,917

OTHER INCOME                                                        30,575            134,487
                                                            ---------------   ----------------


        NET LOSS                                              $(7,369,462)      $(15,365,145)
                                                            ===============   ================

 NET LOSS PER COMMON SHARE                                         $(0.33)            $(0.50)
                                                            ===============   ================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                   22,239,301         31,037,426
                                                            ===============   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                 Preferred Stock         Common Stock            Treasury Stock
                                                              ---------------------------------------------------------------------
                                                                Number     $0.01      Number       $0.01      Number
                                                              of Shares  Par Value   of Shares   Par Value   of Shares     Cost
                                                              ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                        18,151    $182     30,596,812    $305,968  (200,000) ($1,211,757)

       Sale of common stock pursuant to warrants and              --         --         319,879       3,199     --          --
                 options
       Payments received on subscriptions receivable              --         --         --          --          --          --
       Issuance of preferred stock                                 6,000     60         --          --          --          --
       Issuance of common stock for 1996 employer
                401(k) matching contribution                      --         --          41,425         414     --          --
       Conversion of preferred stock                             (4,444)    (44)        695,683       6,957     --          --
       Conversion of convertible debentures                       --         --         353,191       3,532     --          --
       Issuance of common stock for investment banking
                 and merger and acquisition consulting
       services                                                   --         --           5,000          50     --          --
       Value ascribed to the discount feature of convertible
                 debentures issued                                --         --         --          --          --          --
       Issuance of common stock for 1997 Employee
                 Stock Purchase Plan                              --         --           2,414          24     --          --
       Compensation expense related to warrants issued
                 to non-employees under Statement
                 of Financial Accounting Standards No. 123        --         --         --          --          --          --
       Unrealized gain on marketable securities                   --         --         --          --          --          --
       Preferred stock dividends                                  --         --         --          --          --          --
       Net loss                                                   --         --         --          --          --          --
                                                              ---------------------------------------------------------------------

BALANCE, MARCH 31, 1997                                           19,707    $198     32,014,404    $320,144   (200,000)($1,211,757)
                                                              =====================================================================

                                                            Additional  Accumulated   Unrealized (Loss)                 Total
                                                              Paid-in     Deficit    Gain on Marketable  Subscription Stockholders'
                                                              Capital                    securities       Receivable      Equity
                                                            -----------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                  $104,900,551 ($64,971,200)   ($342,500)       ($604,653)   $38,076,591

    Sale of common stock pursuant to warrants and
              options                                            584,429    --               --               --           587,628
    Payments received on subscriptions receivable              --           --               --             100,000        100,000
    Issuance of preferred stock                                5,699,940    --               --               --         5,700,000
    Issuance of common stock for 1996 employer
              401(k) matching contribution                       268,848    --               --               --           269,262
    Conversion of preferred stock                                179,579    --               --               --           186,492
    Conversion of convertible debentures                       1,504,131    --               --               --         1,507,663
    Issuance of common stock for investment banking
              and merger and acquisition consulting
              services                                            38,075    --               --               --            38,125
    Value ascribed to the discount feature of convertible
              debentures issued                                  787,582    --               --               --           787,582
    Issuance of common stock for 1997 Employee Stock
              Purchase Plan                                       13,525    --               --               --            13,549
    Compensation expense related to warrants issued to
              non-employees under Statement of Financial
              Accounting Standards No. 123                       166,489    --               --               --           166,489
    Unrealized gain on marketable securities                       --       --            445,000             --           445,000
    Preferred stock dividends                                      --        (294,996)       --               --          (294,996)
    Net loss                                                       --     (15,365,145)       --               --       (15,365,145)
                                                            -----------------------------------------------------------------------
BALANCE, MARCH 31, 1997                                     $114,143,149 ($80,631,341)    $102,500       ($504,653)     $32,218,240
                                                            =======================================================================


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                              Three Months Ended March 31,
                                                                            ---------------------------------
                                                                                1996              1997
                                                                            --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                $(7,369,462)      $(15,365,145)
     Adjustments to reconcile net loss to net cash
         used in operating activities-
         Depreciation and amortization                                           570,710          1,078,556
         Settlement and litigation costs                                         --               2,500,000
         Write-off of in-process research and development                         57,212          --
         Write-off of deferred financing costs associated with
             redemption of convertible debentures                                --                  27,554
         Valuation allowances for notes and investments                          --                 250,000
         Minority interest in loss of subsidiary                                 (30,572)          --
         Foreign currency exchange gain                                          --                (548,552)
         Noncash interest expense related to convertible debentures               16,538          1,025,865
         Noncash compensation related to common stock and warrants                36,724            204,614
         Realized gain on marketable securities                                 (164,640)          --
         Unrealized gain on marketable securities                                 49,496         (1,079,886)
         Changes in assets and liabilities, net of effects
             from business combinations;
             Purchases of marketable securities                                 (780,056)          (146,294)
             Sale of marketable securities and
                   interest received on marketable securities                     616,860          --
             Accounts receivable                                                   34,314        (1,543,238)
             Inventories                                                       (2,452,661)       (2,214,101)
             Other current assets and loans to officers                          (793,722)          (23,468)
             Accounts payable                                                   2,333,136           906,623
             Accrued expenses                                                      65,008           868,403
                                                                            --------------   ----------------
                   Net cash used in operating activities                       (7,811,115)      (14,059,069)
                                                                            --------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for purchase of Comtel Electronics, Inc., net of cash             (146,586)          --
     acquired
     Net proceeds received from sale of subsidiary stock                         --               3,925,000
     Purchases of property and equipment                                         (631,344)       (2,808,339)
     Increase in intangible assets                                               (325,000)          --
     (Increase) decrease in other assets                                         (381,694)          215,200
     Loans to related parties                                                  (3,113,116)       (1,250,000)
     Deferred offering costs                                                     --               (199,541)
     Payments received on loans to related parties                              1,421,467           500,000
     Investment in nonmarketable securities                                    (1,150,000)       (1,764,431)
                                                                            --------------   ----------------
                   Net cash used in investing activities                       (4,326,273)       (1,382,111)
                                                                            --------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debentures                              --             10,225,169
     Proceeds from issuance notes payable                                          21,816            --
     Redemption of convertible debentures                                          --               (196,000)
     Payments of notes payable and capital lease obligations                     (319,350)          (229,246)
     Net (payments) proceeds from revolving lines of credit                      (47,282)            828,971
     Proceeds from sale of common stock                                        2,860,130              13,549
     Exercise of warrants and stock options                                    3,751,637             587,628
     Issuance of preferred stock                                               5,964,224           5,700,000
     Payment of contingent note payable                                         (500,000)            --
     Redemption of preferred stock, including accrued dividends of            (3,123,152)            --
     $71,223
     Payments received on subscriptions receivable                             1,988,709             --
                                                                            --------------   ----------------
                   Net cash provided by financing activities                  10,596,732          16,930,071
                                                                            --------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,540,656)          1,488,891
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  17,138,178          16,172,731
                                                                            --------------   ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $15,597,522         $17,661,622
                                                                            ==============   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                      $90,127            $263,843
                                                                            ==============   ================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
     Conversion of convertible debentures and related accrued
         interest, net of financing                                              $--              $1,507,663
         fees
                                                                            ==============   ================

     Amortization of deferred financing costs                                    $32,500            $--
                                                                            ==============   ================

     Conversion of preferred stock                                              $233,842            $186,492
                                                                            ==============   ================

     Dividends payable                                                          $243,122            $294,996
                                                                            ==============   ================

     Issuance of common stock for employer 401(k)
         matching contribution                                                  $160,598            $269,262
                                                                            ==============   ================

ACQUISITION OF COMTEL ELECTRONICS, INC.
     Liabilities assumed                                                       ($258,144)          $--
     Fair value of assets acquired                                                72,661            --
     Cash paid, net of cash acquired                                            (146,586)           --
                                                                            --------------   ----------------
COST IN EXCESS OF NET ASSETS ACQUIRED                                          ($332,069)          $--
                                                                            ==============   ================

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-KSB, as amended, as of and for the year ended December 31, 1996.

     The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and/ or other prospective sources in order to fund future operations. The Company has financed current operations, expansion of its core business and outside short-term financial investments primarily through the private sale of debt and equity securities of the Company. The Company anticipates that it will require additional financing throughout the year to continue to fund operations and growth. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities and/or the liquidation of some of its marketable and long-term investments. Sales of securities to private investors are sold at a discount to the public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register these securities for resale to the public at some future time.


2.   INVESTMENTS

     The fair values for the Company's marketable equity securities are based on quoted market prices. The fair values of nonmarketable equity securities, which represent equity investments in early stage technology companies, are based on the financial information provided by these ventures and other factors . The amount that the Company realizes from these investments may differ significantly from the amounts recorded in the accompanying unaudited consolidated financial statements.

     The Company  accounts  for  investments  in  accordance  with  Statement of
Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity will be reported at amortized cost and are classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1996 and March 31, 1997. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are included currently in the accompanying unaudited statements of operations.


                                                                               March 31, 1997
                                                           -------------------------------------------------------
                                                                            Gross         Gross
                                                            Amortized    Unrealized    Unrealized        Fair
                                                              Costs         Gain          Loss           Value
                                                           ------------  ------------  ------------   ------------
             Trading Securities:
                    Investments in publicly
                    traded companies                        $1,849,412    $2,442,197      $164,137     $4,127,472
                                                           ------------  ------------  ------------   ------------

             Available-for-Sale:
                    Investments in publicly
                    traded companies                        $1,000,000      $102,500       ---         $1,102,500
                                                           ------------  ------------  ------------   ------------
                    Total                                   $2,849,412    $2,544,697      $164,137     $5,229,972
                                                           ============  ============  ============   ============




3.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:


                                                                    December 31,          March 31,
                                                                        1996                1997
                                                                   ----------------    ----------------
                           Raw materials                               $13,266,204         $15,396,664
                           Work in process and finished goods            5,524,280           5,607,921
                                                                   ----------------    ----------------
                                                                       $18,790,484         $21,004,585
                                                                   ================    ================


4.   PROPERTY AND EQUIPMENT

     Property and Equipment consist of the following:

                                                                     December 31,          March 31,
                                                                         1996                1997
                                                                    ----------------    ----------------

                            Equipment under capital leases             $2,261,339          $2,517,652
                            Machinery and equipment                     5,429,764           6,922,410
                            Furniture and fixtures                      1,926,948           2,951,325
                            Leasehold improvements                      1,160,814           1,207,020
                                                                   ----------------    ----------------
                                                                       10,778,865          13,598,407

                            Less:  Accumulated depreciation

                                       and amortization                 2,374,260           3,027,480
                                                                    ----------------    ----------------

                                                                       $8,404,605         $10,570,927
                                                                    ================    ================


5.   ACCRUED EXPENSES

     Accrued Expenses consist of the following:

                                                                     December 31,         March 31,
                                                                         1996                1997
                                                                    ----------------    ---------------

                          Payroll and consulting costs                 $3,456,311         $2,353,128
                          Professional fees                               961,815          1,157,649
                          Settlement Costs                              1,755,000          5,231,000
                          Warranty                                      2,854,401          2,968,172
                          Other                                         5,642,366          8,391,791
                                                                    ----------------    ---------------
                              Total                                   $14,669,893        $20,101,740
                                                                    ================    ===============


6.   NET LOSS PER COMMON SHARE

     For the three months ended March 31, 1996 and 1997, net loss per common share has been computed by dividing the net loss, as adjusted for preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered as outstanding, as the result would be antidilutive.

     In March of 1997, SFAS No. 128, EARNINGS PER SHARE, was issued which established new standards for calculating and presenting earnings per share. The Company is required to adopt this new standard in its 1997 financial statements. In accordance with this new standard, basic and diluted earnings per share for the three months ended March 31, 1996 and 1997 are $(.33) and $(.50), respectively.

7.   NOTES PAYABLE AND DEMAND LINE OF CREDIT

     Notes payable consist of the following:

                                                                                                    December 31,      March 31,
                                                                                                        1996            1997
                                                                                                   ---------------  --------------
Dollar denominated convertible debentures                                                              $7,288,063     $12,785,458
Swiss franc denominated convertible debentures                                                          7,222,846       6,474,447
7% Notes payable                                                                                          244,782         244,782
7.4% to 21% Capital lease obligations, maturities ranging from August 1997 to May 2001                  2,290,847       2,369,361
Present value of notes payable, discounted at 8%, maturities ranging from February 1996 to
     February 1998                                                                                        337,606         141,836
Note payable in connection with the Spectrum Medical Technologies, Inc. ("Spectrum")
     acquisition, interest at the prime rate (8.5%
     at March 31, 1997) plus 1%, due April 1997                                                           150,000         150,000
Bridge notes payable due in June 1997, interest at prime (8.5% at March 31, 1997) plus 2%.              1,200,000       1,200,000


Other notes payable                                                                                       254,231         146,884
                                                                                                   ---------------  --------------
                                                                                                       18,988,375      23,512,768
Less - current maturities                                                                               2,783,683       2,609,928
                                                                                                   --------------   --------------
                                                                                                      $16,204,692     $20,902,840
                                                                                                   ===============  ==============

     On January 13, 1997 the Company issued $1,000,000 of 5% convertible debentures. The convertible debentures have a conversion price which represents a discount of 15% from the price of the Company's common stock at the time of conversion. The Company has ascribed a value of $176,471 for the 15% discount conversion feature.

     On March 10, 1997 the Company issued $5,500,000 of 5% convertible debentures. The convertible debentures have a conversion price of 100% of the Company's average stock price, as defined, within the first 90 days and 90% of the average stock price, as defined, thereafter. In addition, after 90 days, the debentureholder may convert no more than 1/3 of the debenture in any 30 day period. The Company has ascribed a value of $611,111 for the 10% conversion discount.

     The Company has credited this ascribed value for the discount feature described above to additional paid-in capital, and this amount is being amortized to interest expense over the expected life of the convertible debenture. In addition, the Company incurred deferred financing costs of $375,000 relating to the issuance of these debentures. These costs have been reflected in deferred costs in the accompanying consolidated balance sheet as of March 31, 1997 and are amortized to interest expense over the term of the related convertible debentures. Any remaining unamortized deferred financing costs are recorded to additional paid-in capital upon conversion.

     On March 13, 1997 the Company issued $500,000 of 6% convertible debentures. The convertible debentures have a conversion price of $11.00. In addition, after 90 days, the debentureholder may convert no more than 1/3 of the debenture in any 30 day period. The Company has accounted for these debentures at face value.

     During the first quarter, the Company's Comtel Electronics, Inc. ("Comtel") subsidiary failed to satisfy certain financial covenants for its line of credit with a bank due on November 30, 1998. The total amount outstanding at March 31, 1997 was $3,588,562. The Company has had discussions with this bank subsequent to quarter end to amend these financial covenants so that Comtel will be in compliance. Since Comtel does not have a definitive agreement, the Company has classified the amount outstanding in current liabilities as a demand line of credit.

8.   STOCKHOLDERS' EQUITY

     (a)  OPTIONS

          During the three months ended March 31, 1997 the Company issued options to purchase 10,000 shares of common stock at $6.50 per share to an employee. One individual exercised an option to purchase 25,000 shares of common stock at a price of $3.00. The total proceeds received by the Company were $75,000.

     (b)  EXERCISE OF WARRANTS

          During the three months ended March 31, 1997, certain warrantholders exercised warrants to purchase 289,192 shares of common stock at prices ranging from $0.60 to $2.25. The Company received total proceeds of $512,628 related to the exercise of the warrants. In addition, net warrants to purchase 5,687 share of common stock were exercised in the first quarter ending March 31, 1997.

     (c)  RESERVED SHARES

          At March 31, 1997, the Company has reserved shares of its common stock for the following:

                                                                    March 31,
                                                                      1997
                                                                 ---------------

             Convertible debentures                                  3,803,156
             Stock option plans                                      3,897,500
             Warrants                                                9,647,940
             Employee 401(k) plan                                      212,690
             Convertible Preferred stock                             3,287,176
                                                                 ---------------
                                   Total                            20,848,462
                                                                 ===============



     (d)  CONVERTIBLE PREFERRED STOCK

          On March 31, 1997, for $6,000,000 the Company completed the issuance of 6,000 shares of Series H Convertible Preferred Stock ("Series H"). The Series H preferred stock accrues interest at varying rates of 6% to 8% per annum, as defined. The Series H preferred stock may be converted into common stock, including any accrued but unpaid interest, at 100% of the average stock price for the first 179 days from the closing date, 90% of the average stock price for the following 90 days and 85% of the average stock price thereafter. The average stock price for the Series H preferred stock is the average closing bid price for the ten trading days immediately preceding the conversion date, but in no event less than $6.00. The conversion price is also adjustable for certain antidilutive events, as defined. The holder is restricted for the first 209 days following the closing date to converting no more than 33% of the Series H preferred stock in any 30 day period (or 34% in the last 30 day period). The Company has not ascribed any value to the discount conversion feature of the Series H. Under certain conditions, the Company has the right to redeem the Series H preferred stock.


9.   RELATED PARTY TRANSACTIONS

     Included in current assets at December 31, 1996 and March 31, 1997 is $1,459,484 and $2,076,337, respectively, of notes receivable from various officers and related entities. Also included in trading securities at December 31, 1996 and March 31, 1997 is a $1,912,614 investment and a $2,781,984 investment, respectively, in a related entity. It is reasonably possible that the Company's estimate that it will collect these receivables within one year will change in the near term.

     The Board of Directors had established a corporate loan policy under which loans could be granted to certain officers/stockholders/directors of the Company for amounts up to an aggregate of $800,000. All such loans must be collateralized by certain stockholdings of these individuals, as defined. At December 31, 1996 and March

31, 1997, $578,680 and $629,149, respectively, with accrued interest at the rate of 7% per annum, was outstanding to certain officers/stockholders/directors under the corporate loan policy. In addition, subsequent to March 31, 1997, a majority of the Company's outside Board of Directors approved loans totaling $1,395,000 to two executive officers of the Company. Both of these loans are collateralized by certain stockholdings of these executive officers, as defined.

     At March 31, 1997, the Company had loans receivable of $51,363 and $134,000 from two officers of Dynaco Corp., which are evidenced by promissory notes due upon demand, with accrued interest at the rate of 7%. The $134,000 is partially collateralized with a certain amount of vested stock options in the Company owned by the officer with a market price in excess of the exercise price. At March 31, 1997, the Company had an additional loan receivable for $75,000 from an officer of Dynaco, which is evidenced by a demand promissory note and bears interest at 7%.

     The Company has a $450,000 investment in a privately held retail company. A director of the Company's underwriter, H.J. Meyers is also a director of the investee company. The Company has also prepaid investment banking fees totaling $200,000 to the underwriter. During the three months ended March 31, 1997, the Company loaned this director amounts totaling $1,000,000. These loans bear interest at 12% per annum. The director paid back $500,000 and the remaining $500,000 is fully collateralized by an executive officer's equity ownership in an affiliated public company.

     During the three months ended March 31, 1997, the Company invested an additional $250,000 in a privately held medical and cosmetic services company. The Company's cumulative investment as of March 31, 1997 totalled approximately $750,000 and represents approximately 12% of the total equity ownership of this company. An officer of CTI is a director of the privately held company. In return for the $250,000 investment, the Company received 250,000 shares of common stock and a promissory note for $249,900 accruing interest at 12% per annum due on June 16, 1997.

10.  PRO FORMA INFORMATION

     The results of operations related to Comtel have been included with those of the Company since March 20, 1996.

     Unaudited pro forma operating results for the Company, assuming the Comtel acquisition had been made as of January 1, 1996, are as follows:

                                                                      Three Months Ended March 31,
                                                                  -------------------------------------
                                                                         1996               1997
                                                                  ------------------- ------------------
                              Revenue                                     $7,310,001        $20,126,438
                              Net loss                                  $(7,407,462)      $(15,365,145)
                              Net loss per common share                      $(0.33)            $(0.50)

11.  COMMITMENTS

     The Company has issued guarantees to several of its subsidiaries for payment of trade payables. The total amount guaranteed at March 31, 1997 was $1,225,000.

     The Company is a defendant in a lawsuit filed by Commonwealth Associates ("Commonwealth") on March 14, 1996 in the United States District Court for the Southern District of New York. In its suit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted. Commonwealth is seeking up to $3,381,250 in damages on its breach of contract claim, exclusive of interest. A ruling on Commonwealth's damages claim is pending. The Company intends to appeal the matter if damages are awarded, and believes its grounds for appeal will be meritorious.

     During the three months ended March 31, 1997, the Company accrued an additional $2,500,000 related to the above matter and another $650,000 for other smaller claims and litigation costs.

12.  SUBSEQUENT EVENT

     Subsequent to March 31, 1997, the Company raised an additional $7,000,000 through the issuance of 7,000 shares of Series H Convertible Preferred Stock. The Company will account for this financing in a method similar to previous preferred stock issuances and the terms are the same as the Series H Convertible Preferred Stock described in Note 8(d).

     Subsequent to March 31, 1997, the Company sold of all of its issued and outstanding common stock of its wholly owned subsidiary, CD Titles, Inc. In exchange, the Company will receive three promissory notes for an aggregate total of $600,000 and warrants to purchase 450,000 shares of common stock at various exercise prices ranging from $6.00 to $10.00 per share. The sale of CD Titles did not have a material affect on the Company's financial position or results of operations.

     On April 14, 1997 Nexar Technologies, Inc. ("Nexar") completed an initial public offering of 2,500,000 shares at $9.00 per share, for net proceeds of $20,300,000. As of the effective date of Nexar's initial public offering, the Company owned 6,100,000 shares of Nexar's common stock and 45,684 shares of
Nexar's convertible preferred stock. The convertible preferred stock is convertible into 408,080 shares of Nexar's common stock. Pursuant to an agreement between the Company and Nexar, 1,200,000 common shares ( the Contingent Shares) of the total 6,508,080 common and common equivalent shares of Nexar that are owned by the Company are subject to a mandatory repurchase, in whole or part, by Nexar at $0.01 per share after the 48 month anniversary of the initial public offering of Nexar' common stock unless these shares are released from escrow. The Contingent Shares shall be placed in escrow, subject to the release to the Company in installments of 400,000 shares each (upon the achievement of any 3 of the 4 milestones as specified in the agreement between the Company and Nexar). The milestones are based on Nexar achieving certain revenue and net income levels as defined in the agreement. Subsequent to the initial public offering the Company purchased 300,000 shares of Nexar's newly issued publicly registered common stock for $2,700,000 from Nexar's underwriter in a private placement transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     For the three months ended March 31, 1997, the Company had revenues of $20,126,438 as compared to $6,925,001 for the three months ended March 31, 1996. The 191% increase in revenues from the quarter ended March 31, 1996 to the quarter ended March 31, 1997 is principally due to increased sales volume generated in the electronics segment. Net revenues by the Company's business segments are as follows:


                                                    Three months ended
                                                         March 31,
                                             -----------------------------------
                                              1996                     1997
                                             -----------------------------------
                  Medical                    $2,406,419            $  2,612,765
                  Electronics                 4,518,582              17,513,673
                                              ---------             -----------
                           Total             $6,925,001             $20,126,438
                                             ==========             ===========


     In the medical segment of the Company's business revenues were $2.6 million for the quarter ended March 31, 1997 compared to $2.4 million for the quarter ended March 31, 1996. The increase of approximately $206,000 or 8.6% was due to additional sales volume at Spectrum Medical Technologies Inc. ("Spectrum") associated with its EpiLaser(TM) product of approximately $1,267,000 offset by a decline of approximately $894,000 in sales volume at Tissue Technologies, Inc. ("Tissue") for its TruPulse(R) laser product. Spectrum began manufacturing and shipping its EpiLaser in the third and fourth quarters of 1996. The decline in sales volumes at Tissue was due to manufacturing and production issues associated with the CO2 tubes for the Company's TruPulse product. The Company anticipates that revenues from its medical segment will increase because in late March 1997 the Company obtained clearance from the FDA to sell and market the EpiLaser product for hair removal in the United States and the Company is addressing manufacturing issues related to its TruPulse product and believes that these production issues will be corrected in the near term.

     In the electronics segment of the Company's business, revenues were $17.5 million for the quarter ended March 31, 1997 compared to $4.5 million for the quarter ended March 31, 1996. The increase of approximately $13.0 million was principally due to Nexar sales volume which increased to $8,824,758 for the three months ended March 31, 1997 from $117,468 for three months ended March 31, 1996. Nexar continues to increase its revenue since the introduction in April 1996 of its proprietary upgradeable PC. The overall increase in revenues in the electronics segment was also due to an increase in sales volume at Dynaco which generated sales of approximately $8 million for the quarter ended March 31, 1997 compared to sales of approximately $4.3 million for the quarter ended March 31, 1996. This increase of $3.7 million was due to the acquisition of Dynaco's Comtel subsidiary, acquired in March of 1996, and revenues of approximately $0.9 million for the quarter ended March 31,1997 from Dynaco's Dynamem subsidiary, which manufactures high density memory modules and had no revenue for the quarter ended March 31, 1996.

     Gross margin for the three months ended March 31, 1997, was a profit of $120,216 (0.6% of revenues) versus a loss of $358,765 ((19.6%) of revenues) for the three months ended March 31, 1996. Gross margin by the Company's business segments are as follows:

                                                       Three months ended
                                                            March 31,
                                             ---------------------------------
                                                1996                     1997
                                             ---------------------------------
                  Medical                    $(316,911)            $  (271,261)
                  Electronics                   (41,854)                391,477
                                               --------               --------
                          Total              $(358,765)            $   120,216
                                              ==========            ===========

     The Company's medical products business segment incurred a gross loss of $271,261 for the three months ended March 31, 1997 compared to a gross loss of $316,911 in 1996. The loss for 1997 occurred due to the delay in receiving FDA approval for the Company's EpiLaser, combined with the significant pre-production costs in order to prepare for the introduction of the EpiLaser into the United States as well as an increase in manufacturing costs for the production of the CO2 tubes for Tissue's TruPulse product.

     In the electronics segment of the Company's business, gross margin increased to $391,477 (2.2% of revenues) for the quarter ended March 31, 1997 as compared to a gross loss of $41,854 ((1.0%) of revenues) for the three months ended March 31, 1996. This increase in gross margin is primarily the result of additional gross margin for the three months ended March 31, 1997 totaling $688,468 generated by the Company's Nexar subsidiary as a result of revenues generated from its proprietary upgradeable PC. Nexar's gross profit was offset by a gross loss at Dynaco's Comtel subsidiary.

     Research and development costs increased to $2,847,806 (14% of revenues) for the three months ended March 31, 1997, from $1,716,803 (25% of revenues) for the three months ended March 31, 1996. This 66% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Approximately $2.2 million of the $2.8 million expended in the quarter ended March 31, 1997 is attributed to the medical segment. Management believes that research and development expenditures will increase over the next few years as the Company continues clinical trials of its medical products and develops additional applications for its lasers and delivery systems. However, management anticipates that research and development as a percentage of net revenues will decrease as revenue increases with the commercialization of its laser medical products and continued penetration of its electronic products. The remaining $0.6 million expended in the current year's first quarter was in the electronics segment, mainly due to the continued development and improvement of Nexar PC products.

     General and Administrative expenses increased to $5,328,785 (26% of revenues) for the three months ended March 31, 1997, from $3,397,681 (49% of revenues) for the three months ended March 31, 1996. This 57% increase is attributable to increased administrative resources required to oversee the growth of the Company's medical and electronics business segments. Approximately 50% of the general and administrative expense increase for the three month ended March 31, 1997 compared to the three months ended March 31, 1996 is attributed to the Company's Cosmetic Technology International, Inc. ("CTI") subsidiary. CTI is in the process of opening and establishing revenue sharing sites with established partners such as Columbia/HCA, as well as with various international partners. CTI also operates its own CliniSpa sites.

     Selling and Marketing expenses increased to $3,250,412 (16% of revenues) for the three months ended March 31, 1997, from $1,567,138 (23% of revenues) for the three months ended March 31, 1996. This increase is nearly all attributed to Nexar which recorded approximately $1.7 million in selling and marketing expenses in the first quarter of 1997 compared to approximately $300,000 for the three months ended March 31, 1996. Selling and marketing expenses will increase in the near term, particularly in the medical products segment as revenues begin to increase now that the Company has a suite of FDA cleared lasers products.

     Business Development and Financing Costs increased to $656,239 (3% of revenues) for the three months ended March 31, 1997, from $497,273 (7% of revenues) for the three months ended March 31, 1996. This 32% increase is attributable to the Company's continuing financing activities during the quarter ended March 31, 1997.

     Settlement and Litigation costs increased to $3,150,000 (16% of revenues) for the three months ended March 31, 1997, from $258,973 (4% of revenues) for the three months ended March 31, 1996. This increase is attributable mainly to an additional legal settlement accrual of $2,500,000 recorded by the Company in the first quarter of 1997 related to a former consultant combined with other smaller settlement claims. The Company is a defendant in a lawsuit filed by a former consultant to the Company. In the suit, the former consultant alleges that the Company breached a contract with the consultant in which the consultant was to provide certain investment banking services in return for certain compensation.

     Interest expense increased to $1,664,777 for the three months ended March 31, 1997, from $324,682 for the three months ended March 31, 1996. This 413% increase is primarily the result of an increase in convertible debenture financings and an additional outstanding line of credit financing at Dynaco's Comtel subsidiary which was entered into in December 1996.

     Interest income decreased to $198,254 for the three months ended March 31, 1997, from $606,194 for the three months ended March 31, 1996. This decrease is primarily the result of a change in the Company's average balances of its cash equivalents.

     Net realized and unrealized trading gains were $1,079,917 for the three months ended March 31, 1997, up from $115,084 for the three months ended March 31, 1996. These gains resulted from the sale and/or appreciation of certain marketable securities during the first quarter of the current year. It is the Company's intention to begin to liquidate a portion of its trading investments in the near term, which may result in additional trading gains or losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had $21,789,094 in cash, cash equivalents and trading securities. During the three months ended March 31, 1997, the Company generated $10,225,169, $5,700,000 and $3,925,000 in net proceeds from the issuance of convertible debentures, the sale of its preferred stock and the sale of Palomar owned Nexar stock, respectively.

     The Company's net loss for the three months ended March 31, 1997, included the following noncash items: $1,078,556 of depreciation and amortization expense; $1,025,865 of additional interest expense relating to the amortization of the discounts on the convertible debentures; $204,614 in investment banking fees paid with common stock and warrants; and a legal settlement accrual of $2,500,000 in connection with a breach of contract case (the Company intends to appeal any damages award in that case).

     The Company anticipates that capital expenditures for the remaining nine months of 1997 will total approximately $12 million, of which a majority is attributed to CTI laser centers. The Company will finance these expenditures with cash on hand, equipment leasing lines or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise the funds.

     Dynaco has a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse at 85% of face value, up to a maximum commitment of $3,000,000. As of March 31, 1997, the amount of accounts receivable sold that remained uncollected totaled $1,798,461 net of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying balance sheet as of March 31, 1997. The interest rate on such outstanding amounts is the bank's prime rate (8.50% at March 31, 1997) plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets. Borrowings under this loan agreement are guaranteed by the Company.

     On December 5, 1996, Comtel entered into a loan agreement with a loan association which provided for borrowings up to $4,500,000 in the form of revolving receivable and inventory loans. Borrowings under the loan agreement are limited by a borrowing base calculation on eligible accounts receivable and inventory, and are collateralized by accounts receivable, inventory, and certain other assets. Borrowings bear interest at the lender's prime rate plus 2.25% and amounted to $3,588,562 as of March 31, 1997. The loan agreement terminates on November 30, 1998. Comtel is in default of a financial covenant under this line due to its failure to maintain a minimum tangible net worth of $3 million. The terms of the loan agreement are presently under negotiation. Borrowings under this loan agreement are guaranteed by the Company.

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

     The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products, expand its electronic products segment, execute its acquisition business plan and fund ongoing operations. The Company believes that the cash generated to date from its financing activities and amounts available under its credit agreement will be sufficient to satisfy its working capital requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, including additional government research grants, strategic partnerships, additional bank financing, private debt and equity financing and other sources. The Company believes that it has adequate cash reserves or it will be successful in obtaining additional financing in order to fund current operations in the near future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). This report may also contain information that is deemed to be forward looking information under the Act. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the factors identified in the Company's Form 10-KSB for the year ended December 31, 1996, as amended, and the following:

          The Company and certain of its subsidiaries have a history of losses, and the Company expects its losses to continue. The Company must secure additional financing to complete its research and development activities, commercialize its current and proposed medical products, expand its current non-medical business, execute its acquisition business plan and fund ongoing operations.

          The Company's future operating results are dependent on its ability to develop, produce and achieve Food and Drug Administration approval for certain medical products and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services which meet customers' changing needs.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 7, 1996 the Company filed a declaratory judgment action against MEHL/Biophile ("MEHL") seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. ("Selvac" and the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition against the Company, its Spectrum Medical Technologies and Spectrum Financial Services subsidiaries, and a New Jersey dermatologist, in the United States District Court for the District of New Jersey. Selvac's complaint alleges that the Company's EpiLaser infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser for hair removal before it had received FDA approval for that specific application. The Company and Selvac have agreed to dismiss the Massachusetts litigation without prejudice. Palomar has brought in the New Jersey action its claims that the Selvac patent is invalid, that the Company has not infringed the Selvac patent, that MEHL should be enjoined from making further assertions concerning infringement and unfair competition, and that the Company should be awarded attorney fees and other appropriate relief. Thus, both the Company's and MEHL's claims will be tried on the merits in New Jersey. As of May 13, 1997, discovery had not yet commenced. The extent of exposure of the Company cannot be determined at this time.

     The Company is a defendant in a lawsuit filed by Commonwealth Associates ("Commonwealth") on March 14, 1996 in the United States District Court for the Southern District of New York. In its suit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted. Commonwealth is seeking up to $3,381,250 in damages on its breach of contract claim, exclusive of interest. A ruling on Commonwealth's damages claim is pending. The Company intends to appeal the matter if damages are awarded, and believes its grounds for appeal will be meritorious.

ITEM 2.   CHANGES IN SECURITIES

          CONVERTIBLE DEBENTURES

          Pursuant to Section 4(2) of the Act, the Company sold a total of $5,500,000 5% Convertible Debentures on March 10, 1997 to the Promethean Investment Group. The notes may be converted within 90 days from issuance at the option of the holder into shares of the Company's common stock at a price equal to 100% of the average trailing five day bid price from the date of conversion. The notes may be converted after 90 days from issuance at the option of the holder into shares of the Company's common stock at a price equal to 90% of the average trailing five day bid price from the date of conversion, provided that in any 30 day period the holder of these debentures may convert no more than 33% (or 34% in the last thirty day period available for conversion) of the debentures.

          Pursuant to Section 4(2) of the Act, the Company sold a total of $500,000 6% Convertible Debentures on March 13, 1997 to Soginvest Bank. The debentures may be converted at any time after 180 days from issuance, including accrued interest, into shares of the Company's common stock at a price of $11.00. Interest will be forfeited if converted prior to 180 days after the closing date. The holder may not convert more than 33% of the debentures (or 34% in the last thirty day period available for conversion) in any 30 day period.

          PREFERRED STOCK

          Pursuant to Section 4(2) of the Act, the Company sold 13,000 shares of Series H Convertible Preferred Stock to three investors for a total of $13,000,000. RGC International Investors, LDC purchased 6,000 shares on March 31, 1997; Credit Suisse First Boston Corporation purchased 4,000 shares on May 5, 1997 and CC

Investments, LDC purchased 3,000 shares on May 5, 1997. The Series H Convertible Preferred Stock may be converted into common stock, including any accrued but unpaid interest, at 100% of the average stock price for the first 179 days from the closing date, 90% of the average stock price for the following 90 days and 85% of the average stock price thereafter. The average stock price for the Series H Convertible Preferred Stock is the average closing bid price for the ten trading days immediately preceding the conversion date but in no event less than $6.00 for the first 210 ten days following the closing date and thereafter no less than the lower of $6.00 or 65% of the conversion ceiling price, as defined. The holder is restricted for the first 209 days following the closing date to converting no more than 33% of the Series H Convertible Preferred Stock in any thirty day period (or 34% in the last thirty day period available for conversion). Interest shall be accrued at 6% per annum for the first 179 days following the closing date, 7% for the following 80 days and at 8% thereafter. Interest shall cease to be accrued if, at any time, the Average Stock Price is greater than 175% of the Conversion Ceiling Price. The Company has a right to redeem 50% of the Series H preferred stock if, at any time after April 1, 1999, the Average Stock Price is greater than 150% of the Conversion Ceiling Price and any and all of the Series H preferred stock if, at any time after March 31, 1999, the Average Stock Price is greater than 200% of the Conversion Ceiling Price. The redemption amount shall be calculated by multiplying the sum of the preferred stock and the premium by 150% and 200% respectively divided by the Conversion Ceiling Price and a redemption notice must be received by the Holder no less than 10 and no more than 20 trading days priors to the date which the Company intends to redeem the Series H preferred stock. Notwithstanding the foregoing, the Holder would be entitled to convert any or all of the Series H preferred stock prior to 10 days after the Company's redemption notice.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None.

     (b)  REPORTS ON FORM 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on May 15, 1997.

                                             PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                       (Registrant)



DATE:  May 15, 1997                          By:    /s/ Louis P. Valente
                                                    --------------------
                                                    Louis P. Valente
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)

DATE:  May 15, 1997                                 /s/ Joseph P. Caruso
                                                    --------------------
                                                    Joseph P. Caruso
                                                    Chief Financial Officer and
                                                    Treasurer
                                                   (Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer)