Form 10KSB/A
period 1996-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1997-05-28
CIK 881695

FORM 10-KSB/A-3

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

     In February 1997, Palomar Medical Products, Inc. ("Palomar Medical Products") was formed as a wholly-owned subsidiary of the Company with the purpose of consolidating the management and operations of the medical products companies. In January 1997, the Company named an outside party as the President and CEO of Palomar Medical Products to oversee and manage the operations. Included in the medical products group are the following companies: Spectrum Medical Technologies, Inc., Tissue Technologies, Inc., Star Medical Technologies, Inc., Dermascan, Inc. and Palomar Technologies, Ltd., all of which remain wholly-owned subsidiaries of the Company (see "Formation of Palomar Technologies, Ltd."). Included as part of the medical business segment but excluded from the medical products group is a newly formed, wholly owned subsidiary of the Company, Cosmetic Technology International, Inc., which intends to establish a worldwide network of cosmetic and dermatological laser sites with medical service partners (see "Formation of Cosmetic Technology International, Inc.").

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

     The Company has already begun to spin out Companies in its electronics segment. On April 30, 1997, the Company entered into an agreement to sell its CD Titles subsidiary to the management of CD Titles for a promissory note of $600,000 due April 30, 1999. In addition, the Company also received a warrant to purchase 750,000 shares of CD Titles common stock at various exercise prices ranging from $6.00 to $10.00 Management is currently evaluating various alternatives and methods for Dynaco Corp. and its subsidiaries. Although the Company cannot guarantee successful completion of these publicly traded spinouts, the intention is to complete these transactions during 1997. In addition, the Company's subsidiary Nexar Technologies, Inc. (See "Formation of Nexar Technologies, Inc.") is in the process of completing its proposed initial public offering. Management anticipates that this initial public offering will be completed by mid-April 1997. However, the Company can in no way guarantee nor ensure successful completion of the initial public offering.

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

     The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies that are related to some of the directors and officers of the Company. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." and "Item 12. Certain Relationships and Related Transactions.")

     RECENT FINANCING OF OPERATIONS AND INVESTMENTS

     The Company has financed current operations and expansion of its core business with short-term financial borrowings and investments through the private sale of debt and equity securities of the Company. The Company raised a total of $56,112,391 and $31,083,892 in such financings during the years ended December 31, 1996, and December 31, 1995, respectively. The Company anticipates that it will require substantial additional financing during the next twelve-month period. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities. Sales of securities to private investors are sold at a discount to the current or future public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register their securities for resale to the public at some future time. The Company increased its authorized shares on July 19, 1996 from 40,000,000 shares of common stock to 100,000,000 shares of common stock.
There can be no assurance that the Company will be successful in raising additional capital on favorable terms. (See Notes 5 and 15 in the "Notes to Consolidated Financial Statements," and "Item 5. Market for Common Equity and Related Stockholder Matters.")

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

     FORMATION OF SPECTRUM FINANCIAL SERVICES LLC

     On June 30, 1995, Spectrum Financial Services LLC ("SFS"), a financial services leasing company and a minority-owned subsidiary of the Company, was formed. As of December 31, 1996 and 1995, the Company had funded the minority subsidiary with cash in the amount of $1,680,919 and $856,300 respectively. SFS arranges for financing of medical products sold by the Company. In addition, during 1996 as part of its business strategy, the Company aligned itself with Copelco Capital, one of the world's largest and most established leasing companies, to become the exclusive label leasing company for the Company's complete line of cosmetic lasers.

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

     FORMATION OF PALOMAR MEDICAL PRODUCTS, INC.

     On February 18, 1997, the Company formed Palomar Medical Products, Inc., a wholly-owned subsidiary, for the purpose of consolidating the management and operations of the medical products companies. Included in the medical products group are the following companies, all of which remain wholly-owned subsidiaries of the Company: Spectrum, Tissue, Star Medical, Dermascan and Palomar Technologies, Ltd.

MEDICAL SERVICES SEGMENT

     FORMATION OF COSMETIC TECHNOLOGY INTERNATIONAL, INC.

     On December 20, 1996, Cosmetic Technology International, Inc. ("CTI") was formed as a 100%-owned subsidiary of the Company. As of December 31, 1996 the Company had funded CTI with cash of approximately $650,000. CTI is a services company which intends to establish a worldwide network of cosmetic dermatological laser and medical device sites with medical services partners (both fixed and mobile) in key geographic locations. Each site will be provided a turnkey package of laser and medical device technology, equipment, training and service, operations personnel, strategic advertising and marketing programs, patient financial credit programs and management assistance. In early 1997, a binding letter of intent was completed with Columbia/HCA, a $20 billion company and one of the world's largest owners and operators of medical facilities, to establish revenue sharing sites throughout the country in existing Columbia/HCA facilities. CTI and Columbia/HCA are working together to determine the location and opening dates of such sites; to date, none have been established. To date, CTI has opened and is operating two sites that are wholly-owned by CTI, one in Los Angeles and one in Phoenix. CTI has also established a revenue-sharing site in Australia. During 1996 the operations of CTI were not significant.

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

     Dye Laser Products

     U.S. Army Contract

     During 1995, the Company entered into a two-year cost plus fixed fee contract with the U.S. Army. The contract provides for the Company to investigate Compact, Wavelength Diverse, High Efficiency Solid-State Dye Lasers and is valued at $3,555,223. Revenue on the contract is recognized as costs are incurred. During the fiscal years ended December 31, 1995, and December 31, 1996 the Company recognized $1,305,542 and $190,694, respectively, of government contract revenue. The Company does not anticipate this research will result in a commercial product within the next few years. In April 1997, the Company novated this contract to Physical Sciences, Inc. ("PSI"). If the contract is novated to PSI, upon completion of the contract, PSI has agreed to offer the Company a right of first refusal for a commercial license to sell, manufacture or otherwise dispose of solid-state dye laser technology as developed by PSI under the contract for use in medical products.

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

GOVERNMENT REGULATION

         All medical device are subject to FDA regulation under the Medical Device Amendments of the United States Food, Drug and Cosmetics Act (the "FDA Act"). The Company's business, financial condition and operations are critically dependent upon timely receipt of FDA regulatory clearances.

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

     On April 14, 1997 Nexar completed its initial public offering of 2,500,000 shares of its common stock for its own account, as well as shares held by Nexar shareholders. The price per share was $9.00 and Nexar raised net proceeds of approximately $20.3 million. Following this offering, Palomar will beneficially own approximately 67% of Nexar's common stock. Included in this percentage is
(i) 1,200,000 shares of Nexar's common stock owned by Palomar that are subject to a contingent repurchase right by Nexar for an aggregate price of $12,000 in the event that Nexar does not achieve certain performance milestones set forth in an agreement between Nexar and Palomar, and (ii) 408,000 shares of Nexar common stock which Palomar may acquire upon the conversion of 45,684 shares of Nexar Convertible Preferred Stock that is also owns. The 1,200,000 shares of common stock subject to the contingent repurchase right of Nexar will be held in escrow and released to Palomar upon Nexar attaining certain revenue levels ranging from $100 million to $400 million and net income levels ranging from $7 million to $28 million over a four year period ending December 31, 2000, as defined in the agreement between Nexar and the Company. These shares may also be released from escrow upon Nexar attaining a specified minimum stock price ranging from $15.75 per share to $29.25 per share over this four year period ending December 31, 2000, and if the Company achieves cumulative net income totaling $70,000,000 through December 31, 2000. These shares will also be released if Nexar is party to any merger or sale of substantially all of its assets.

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

     Nexar's objective is to become the industry leader in designing and marketing PCs with technology that enables resellers and end-users, in an easy and cost-effective manner, to upgrade and transition the CPU and the other key system defining components in accordance with the known and anticipated roadmaps of various makers of fundamental and leading-edge PC technology. Accordingly, Nexar has developed and will soon market a new generation of PCs featuring the Company's patent-pending Cross-Processor Architecture(TM) (Nexar XPA(TM)) in which any one of the several state-of-the-art CPUs can be initially included or later installed, including Intel's Pentium or Pentium Pro and Compatible CPU's. The Nexar XPATM technology will also accommodate microprocessors based on other technologies, such as the Alpha CPU made by Digital Equipment Corporation or the PowerPC processor offered jointly by IBM, Motorola, and Apple Computer.

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

                                                          Fiscal Year Ended
                                                          December 31, 1995
                                                          --------------------
                                                          High        Low
                                                          --------------------
                     Quarter Ended March 31, 1995         3 5/8       2 1/2
                     Quarter Ended June 30, 1995          2 5/8       1 15/16
                     Quarter Ended Sept. 30, 1995         6 11/16     1 7/8
                     Quarter Ended Dec. 31, 1995          7 1/8       4 7/16

                                                          Fiscal Year Ended
                                                          December 31, 1996
                                                          --------------------
                                                          High        Low
                                                          --------------------
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

     PRIVATE PLACEMENT OF COMMON STOCK

     Pursuant to Regulation S under the Act, the Company sold 365,533 shares of common stock and 182,765 warrants to purchase common stock to a total of 23 overseas individuals and corporations on February 1, 1996 for an aggregate purchase price of $1,783,800. The warrants were issued at a price of $5.00 per share, are immediately exercisable and expire on February 1, 1999. The common stock, and common stock underlying the warrants, were registered on a Form S-3 filed on February 6, 1996.

     Pursuant to Regulation D and Section 4(2) of the Act, the Company sold a total of 165,810 shares of common stock on March 29, 1996 for an aggregate purchase price of $1,364,842. 114,810 shares of common stock were sold to Arista High-Tech Growth Fund, Ltd. for an aggregate purchase price of $936,442; 45,000 shares of common stock were sold to Histon Financial Services, Inc. for an aggregate purchase price of $378,000 and 6,000 shares of common stock were sold to Berkshire International Finance, Inc. Pension Plan for an aggregate purchase price of $50,400. The common stock was registered on a Form S-3 filed on June 28, 1996.

     Pursuant to Regulation D and Section 4(2) of the Act, the Company sold a total of 44,862 shares of common stock on April 15, 1996 to Egger & Co. for an aggregate purchase price of $450,000. The common stock was registered on a Form S-3 filed on June 28, 1996.

     Pursuant to Section 4(2) of the Act, the Company sold 600,000 shares of common stock on December 27, 1996 to Finmanagment, Inc. for an aggregate purchase price of $3,150,000. In addition to the common stock, Finmanagment received 420,000 net warrants to purchase common stock at $7.50 per share, 300,000 net warrants to purchase common stock at $9.50 per share and 180,000 net warrants to purchase common stock at $11.50 per share. The net warrants are subject to a cashless exercise for common stock in which the number of shares of common stock issuable upon such cashless exercise shall be determined by multiplying (1) the difference between (a) the closing bid price of the common stock on the day prior to the date exercised, as reported by NASDAQ, and (b) the exercise price, by (2) the number of net warrant shares; divided by the closing bid price of the common stock on the day prior to the date exercised. The net warrants are exercisable immediately and expire on February 28, 1997. The common stock, and common stock underlying the warrants, were registered on a Form S-3 filed on February 4, 1997.

     CONVERTIBLE DEBENTURES

     Pursuant to Regulation S of the Act, the Company sold 9,675 units of convertible debentures to a total of 11 overseas individuals on July 3, 1996 for an aggregate purchase price of $7,669,441. Each unit consists of a convertible debenture due July 3, 2003 denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. The warrants are immediately exercisable and expire on June 27, 2003. The common stock underlying the debentures and warrants was registered on a Form S-3 filed on March 4, 1997.

     Pursuant to Section 4(2) of the Act, the Company sold a total of $5,000,000 4.5% Convertible Debentures on October 17, 1996 to Cameron Capital Ltd. and Wood Gundy London Limited. The debentures, due October 17, 2001, may be converted at any time after 75 days from issuance at the option of the holder into shares of the Company's common stock at a price equal to 85% of the average trailing five day bid price from the date of conversion. The common stock underlying the debentures was registered on a Form S-3 filed on February 4, 1997.

     Pursuant to Section 4(2) of the Act, the Company sold a total of $6,000,000 5% Convertible Debentures as follows: $3,000,000 to High Risk Opportunities Hub Fund Ltd. on December 31, 1996; $2,000,000 to Berckeley Investment Group, Ltd. on December 31, 1996; and $1,000,000 to High Risk Opportunities Hub Fund Ltd. on January 13, 1997. The debentures, due December 31, 2001, December 31, 2001 and January 13, 2002, respectively, are convertible into shares of common stock at a conversion price equal to 85% of the average trailing 10 day bid price from the date of conversion, provided that in any 30 day period the holder of these debentures may convert no more than 33% (or 34% in the last 30 day period available for conversion) of the debentures. The common stock underlying the debentures was registered on a Form S-3 filed on March 4, 1997.

     PREFERRED STOCK

     Pursuant to Section 4(2) of the Act, the Company sold 6,000 shares of Series D Convertible Preferred Stock on February 14, 1996 to the Travelers Insurance Company for an aggregate purchase price of $6,000,000. All of the Series D Convertible Preferred Stock was converted into 1,116,918 shares of common stock (including accrued dividends of $342,092 and accrued interest of $9,183) as of December 31, 1996. In connection with the issuance of Series D

Convertible Preferred Stock the Company issued 600,000 warrants to purchase common stock at a price of $7.50 per share, and 200,000 warrants to purchase common stock at a price of $8.00 per share, both of which expire on February 14, 2001 and are immediately exercisable. The common stock underlying the Preferred Stock and the warrants was registered on a Form S-3 filed on June 28, 1996.

     Pursuant to Section 4(2) of the Act, the Company sold 10,000 shares of Series E Convertible Preferred Stock on April 17, 1996 to GFL Advantage Fund Limited for an aggregate purchase price of $10,000,000. All of the Series E Preferred Stock was converted into 1,381,506 shares of common stock (including accrued dividends of $326,174 and accrued interest of $7,536) as of January 28, 1997. In connection with the issuance of Series E Convertible Preferred Stock, the Company issued 304,259 warrants to purchase common stock at a price of $15 per share, which expire on April 17, 2001 and are immediately exercisable. The common stock underlying the Preferred Stock and the warrants was registered on a Form S-3 filed on June 28, 1996.

     Pursuant to Section 4(2) of the Act, the Company sold 6,000 shares of Series F Convertible Preferred Stock on July 12, 1996 to the Travelers Insurance Company for an aggregate purchase price of $10,000,000. The Series F Convertible Preferred Stock, together with any accrued but unpaid dividends, may be converted into common stock at 80% of the daily average closing price of the common stock on the ten trading days preceding such conversion, but in no event less than $7.00 or more than $16.00. Series F Preferred stock may be redeemed at any time, with no less than 10 days and no more than 30 days notice or when the stock price exceeds $16.50 per share, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. In connection with the issuance of Series F Convertible Preferred Stock, the Company issued 500,000 warrants to purchase common stock at a price of $11 per share, which expire on July 12, 2001 and are immediately exercisable. The common stock underlying the Preferred Stock and the warrants was registered on a Form S-3 filed on August 23, 1996.

     Pursuant to Section 4(2) of the Act, the Company sold 10,000 shares of Series G Convertible Preferred Stock to Genesee Fund Limited on September 26, 1996 for an aggregate purchase price of $10,000,000. Genesee Fund Limited subsequently transferred 5,000 of its shares of Series G Convertible Preferred Stock to GFL Advantage Fund and the remaining 5,000 shares to GFL Performance Fund. The Series G Convertible Preferred Stock, together with any accrued but unpaid dividends, may be converted into common stock at 85% of the average closing bid price for the three trading days immediately preceding the conversion date, but in no event at less than $6.00 or more than $11.50 for the 5,000 shares of Series G Convertible Preferred Stock held by GFL Advantage Fund and no less than $6.00 or more than $8.00 for the 5,000 shares of Series G Convertible Preferred Stock held by GFL Performance Fund. The warrants are immediately exercisable and expire on December 31, 2001. Series G Convertible Preferred Stock may be redeemed at any time, with no less than 10 days and no more than 20 days notice, at an amount equal to the sum of (a) the amount of liquidation preference determined as of the applicable redemption date plus (b) $176.50. In connection with the issuance of Series G Convertible Preferred Stock, the Company issued 323,799 warrants to purchase common stock at a price of $12 per share, which expire on September 27, 2001, and 50,000 warrants to purchase common stock at a price of $6.5625 per share, which expire on December 31, 2001 and are immediately exercisable. The common stock underlying the Preferred Stock and the warrants was registered on a Form S-3 filed on February 4, 1997.

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


                                                                        Year ended
                                                                       December 31,
                                                             1995                    1996
           Medical                                       $  5,610,280            $ 17,824,158
           Electronic                                      16,296,224              52,274,285
                                                           ----------              ----------
                             Total                       $ 21,906,504            $ 70,098,443
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

     Gross margin for the year ended December 31, 1996 was $6,920,888 (9.9% of revenues) versus $4,714,034 (21.5% of revenues) for the year ended December 31, 1995. Gross margin by the Company's business segments are as follows:


                                                                  Year ended
                                                             December 31, 1995                     1996
         Medical                                      $ 2,145,808             $ 3,437,399
         Electronic                                     2,568,226               3,483,489
                                                        ---------               ---------
                          Total                       $ 4,714,034             $ 6,920,888
                                                      ===========             ===========


     The  increase  in  gross  profit  dollars  was a result  of the  additional revenues generated from new products introduced during the year ended December 31, 1996 as discussed above. In the medical segment the principal reason for the decrease in the gross profit percent was the phase-out of the Company's research and development contract with the U.S. Army in anticipation of the commercialization of its medical products. The gross profit percent also decreased due to underutilization of increased production capacity at Spectrum in preparation for the anticipated increase in demand of its EpiLaser in fiscal 1997. A portion of this decrease in gross margins was offset by an increase in gross margins attributed to the acquisition of Tissue Technologies, which introduced its Tru-Pulse CO2 laser to the commercial marketplace in the first quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had $19,066,523 in cash, cash equivalents and trading securities. During the year ended December 31, 1996, the Company generated the following net cash proceeds from its financing and investing activities to fund operations, acquisitions and the development of its products:

                                                               YEAR ENDED
                                                           DECEMBER 31, 1996
             Sale of common stock                               $ 6,061,380
             Sale of preferred stock                             30,823,147
             Issuance of convertible debentures                  14,169,441
             Sale of Stock of a subsidiary                        2,000,000
             Exercise of stock options and warrants               7,653,907
                                                                  ---------
                     Total                                      $60,707,875


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

     The Company also makes investments in core technologies and companies that management feels are strategic to the Company's business or hopes will yield a higher than average financial return to support the Company's core business. For example, the Company has invested money in Nexar (see Item 1. Description of Business -- Formation of Nexar Technologies, Inc.); the American Materials & Technologies Corporation, a manufacturer of advanced composite materials, of which the Company owns 13% as of December 31, 1996; GreenMan Technologies, Inc., a developer and manufacturer of "environmentally friendly" plastic and thermoplastic rubber parts and products that are manufactured using recycled materials, in which the Company has invested $1,200,000; and HealthCare 2000, a privately held medical and cosmetic services company in which the Company has invested $500,000. (See Note 11 to Financial Statements.) Some of these investments are with companies that are related to some of the directors and officers of the Company. In addition, the Company has made loans to various affiliated parties. (See "Item 12. Certain Relationships and Related Transactions.") At December 31, 1996, the Company had $1,564,153 of such related party investments and loans.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     SUBSTANTIAL AND CONTINUING LOSSES. The Company incurred a net loss of $37,863,792 for the year ended December 31, 1996 and a net loss of $15,365,145 for the quarter ended March 31, 1997. Losses of this magnitude are expected to continue for the near term, and there can be no assurance that the Company will achieve profitable operations or that profitable operations will be sustained if achieved. At December 31, 1996, the Company's accumulated deficit was
$64,971,200 and at March 31, 1997, the Company's accumulated deficit was $80,631,341. Dynaco Corp. ("Dynaco"), Star Medical Technologies, Inc. ("Star"), CD Titles, Inc. ("CD Titles"), Dynamem, Inc. ("Dynamem"), Comtel Electronics, Inc. ("Comtel"). Tissue Technologies, Inc. ("Tissue"), Spectrum Technologies, Inc. ("Spectrum") and Nexar Technologies, Inc. ("Nexar") each have had a history of losses. There can be no assurance that these companies will achieve profitable operations or that profitable operations will be sustained if achieved. The Company anticipates incurring substantial research and development expenses, which will reduce cash available to fund current operations. The Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed cosmetic laser products, expand its current electronics business, execute its acquisition business plan and fund ongoing operations. The Company anticipates that it will require substantial additional financing during the next twelve-month period. The Company believes that the cash generated to date from its financing activities; amounts available under its credit agreement and the Company's ability to raise cash in future financing activities will be sufficient to satisfy its working capital requirements through the next twelve-month period. However, there can be no assurance that this assumption will prove to be accurate or that events in the future will not require the Company to obtain additional financing sooner than presently anticipated. The Company may also determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the costs of acquisitions or continuing expansion. To the extent that the Company finances an acquisition with a combination  of  cash  and  equity  securities,  any  such  issuance  of  equity securities could result in dilution to the interests of the Company's shareholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of accounts receivable or to finance the acquisition of capital equipment or issues debt securities in connection with any acquisition, the Company will be subject to risks associated with incurring substantial additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company continues to investigate several financing alternatives, including strategic partnerships, additional bank financing, private, debt and equity financing and other sources. While the Company regularly reviews potential funding sources in relation to its ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or if available will be on terms satisfactory to the Company. Failure to obtain additional financing could have a material adverse effect on the Company, including possibly requiring it to significantly curtail its operations. (See "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to Financial Statements; March 31, 1997 Form 10-Q Part I "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

         LIMITED OPERATING HISTORY; RECENT ACQUISITIONS. Many of the Company's subsidiaries have limited operating histories and are in the development stage, and the Company is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a new business and development of new technologies in the cosmetic laser products and electronic products industries. These include, but are not limited to, government regulation, competition, the need to expand manufacturing capabilities and market expertise, and setbacks in production, product development, market acceptance and sales and marketing. The Company's prospects could be significantly affected by its ability to subsequently manage and integrate the operations of several distinct businesses with diverse products, services and customer bases in order to achieve cost efficiencies. There can be no assurance that the Company will be able to successfully manage and integrate the operations of newly acquired businesses into its operations or that the failure to do so will not increase the costs inherent in the establishment of new business enterprises. (See "Item 1. Description of Business" and Note 1 to Financial Statements.)

     RISKS ASSOCIATED WITH ACQUISITIONS. Since going public, the Company has acquired seven companies. In the normal course of business, the Company evaluates potential acquisitions of businesses, products and technologies that would complement or expand the Company's business. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals. Acquisitions may result in the incurrence of additional debt, the write-off of in-process research and development or technology acquisition and development costs and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Acquisitions involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entering markets in which the Company has little or no direct prior experience and the potential loss of key employees of the acquired company. In order to finance acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders. (See "Item 1. Description of Business" and Note 1 to Financial Statements.)

     NEW VENTURES. The Company's Cosmetic Technology International, Inc. ("CTI") subsidiary has entered into several agreements with physician groups to provide cosmetic laser services at laser treatment centers, and plans to enter into more such agreements in the future. While the Company believes these new partnerships are strategically important, there are substantial uncertainties associated with the development of new products, technologies and services for evolving markets. The success of these ventures will be determined not only by the Company's efforts, but also by those of its partners. Initial timetables for the development and introduction of new technologies, products or services may not be achieved, and price/performance targets may not prove feasible. External factors, such as the development of competitive alternatives or government regulation, may cause new markets to evolve in unanticipated directions. (See "Highly Competitive Industries," and "Item 1. Description of Business.")

     INVESTMENTS IN UNRELATED BUSINESSES. The Company has investments in marketable and non-marketable securities and loans to related and unrelated parties, including approximately $8 million invested in equity securities of high-tech companies, both public and privately held. The amount that the Company may ultimately realize from these investments could differ materially from the value of these investments recorded in the Company's financial statements, and the ultimate disposition of these investments could result in a loss to the Company. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 12. Certain Relationships and Related Transactions" and Notes 2 and 11 to Financial Statements; March 31, 1997 Form 10-Q Notes 3 and 10 to Financial Statements and Part I "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     MANAGEMENT OF GROWTH. In light of management's views of the potential for future growth, the Company has adopted an aggressive growth plan that includes substantial investments in its sales, marketing, production and distribution organizations, the creation of new research and development programs and increased funding of existing programs, and investments in corporate infrastructure that will be required to support significant growth. This plan carries with it a number of risks, including a higher level of operating expenses, the difficulty of attracting and assimilating a large number of new employees, and the complexities associated with managing a larger and faster growing organization. Depending on the extent of future growth, the Company may experience a significant strain on its management, operational, manufacturing and financial resources. The failure of the Company's management team to effectively manage growth, should it continue to occur, could have a material adverse effect on the Company's financial condition and results of operations. (See "Item 1. Description of Business.")

     HIGHLY COMPETITIVE INDUSTRIES. The cosmetic laser and electronics industries are characterized by intense competition. The cosmetic laser industry is highly competitive and is characterized by the frequent introduction of new products. The Company competes in the development, manufacture, marketing and servicing of laser technology products with numerous other companies, certain of which have substantially greater financial, marketing and other resources than the Company. In addition, the Company's cosmetic laser products face competition from alternative medical products and procedures, such as dermabrasion, chemical peels, pharmaceutical treatment, electrolysis, waxing and surgery, among others. There can be no assurance that the Company will be able to differentiate its products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products or medical procedures. There can be no assurance that competitors will not develop products or that new technologies will not be developed that render the Company's products obsolete or less competitive. (See "Technological Obsolescence.") In addition, in entering areas of business in which it has little or no experience, such as the opening of laser treatment centers, the Company may not be able to compete successfully with competitors that are more established in such areas. (See "New Ventures.")

     In the electronics industry, the Company competes with Packard-Hughes Interconnect Co., Parlex Corporation, Teledyne Inc., IBM, Apple Computer, Compaq and Dell Computer, among others. Many, if not most, of the Company's current and prospective competitors are substantial in size and have substantial financial, managerial, technical, manufacturing, marketing and other resources, and may introduce additional products that compete with those of the Company. There can be no assurance that the Company's products will compete favorably with the products of its competitors or that the Company will have the resources necessary to compete effectively against such companies. As a result of the intense competition in the personal computer market, the Company expects that gross margins on sales of its upgradeable personal computers will be extremely narrow and will require the Company to manage carefully its cost of goods sold. There can be no assurance that the Company will be able to manage its cost of goods sold to the degree necessary for sales of upgradeable computer products to generate significant gross margins. The Company currently has limited marketing capabilities and expects to place significant reliance on independent distributors and resellers for the distribution and marketing of its products. The Company will be dependent upon the efforts of such third parties. The inability to establish and maintain a network of independent distributors and resellers, or a reduction in their sales efforts, could have a material adverse effect on the Company's financial condition and results of operations. In addition, there can be no assurance as to the viability or financial stability of the Company's independent distributors and resellers. The computer industry has been characterized from time to time by financial difficulties of distributors and resellers; any such problems could lead to reduced sales and could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company's products will compete favorably with the products of its competitors or that the Company will have the resources necessary to compete effectively against such companies. (See "Item 1. Description of Business.")

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

     The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the price of the Company's common stock. The price of the Company's common stock may also be affected by broader market trends unrelated to the Company's performance. (See "Volatility of Share Price;" "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations;" March 31, 1997 Form 10-Q "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     VOLATILITY OF SHARE PRICE. Factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results and other factors have caused the price of the Company's stock to fluctuate, in some cases substantially, and could continue to do so in the future. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. The trading prices of many technology companies' stocks are at or near their historical highs, and reflect price/earnings ratios substantially above historical norms. There can be no assurance that the trading price of the Company's common stock will remain at or near its current level.

     GOVERNMENT REGULATION. The Company's laser product business segment and, to a lesser degree, its electronics business segment are subject to regulation in the United States and abroad. Failure to comply with applicable regulatory requirements can result in fines, denial or suspension of approvals, seizures or recall of products, operating restrictions and criminal prosecutions, any or all of which could have a material adverse effect on the Company. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or could affect the timing of, future regulatory approvals. (See "Item 1. Description of Business - Government Regulation.")

     LASER PRODUCT SEGMENT. All laser product devices, including those sold by the Company, are subject to regulation by the FDA under the Medical Device Amendments of the United States Food, Drug and Cosmetics Act (the "FDA Act"). The Company's business, financial condition and operations are critically dependent upon timely receipt of FDA regulatory clearance.

     FDA CLEARANCE STATUS FOR COSMETIC LASER PRODUCTS. Three of the Company's lasers have received clearance from the FDA for certain dermatological applications: the Q-switched Ruby laser, the Tru-Pulse laser and the Epilaser system. The Company's diode laser has not yet received FDA clearance, and is currently under an Investigative Device Exemption.

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

     No assurance can be given that FDA approval will be obtained for the Company's current or proposed laser products on a timely basis, if at all. The laser products segment of the Company's business, is, and will continue to be, critically dependent upon FDA approval of its current and proposed cosmetic laser products. Delays or failure to obtain such approval would have a material adverse effect on the Company.

     OTHER GOVERNMENT APPROVALS FOR LASER PRODUCTS; GOOD MANUFACTURING PRACTICES. In order to be sold outside the United States, the Company's products are subject to FDA permit requirements that are conditioned upon clearance by the importing country's appropriate regulatory authorities. Many countries also require that imported products comply with their own or international electrical and safety standards. Additional approvals may be required in other countries. The Company's Tru-pulse laser has received the CE Mark pursuant to the European Medical Device Directive which allows that laser to be sold in all countries that recognize the CE Mark, including the countries that comprise the European Community. The Company is currently seeking to obtain the CE Mark registration for its Epilaser. The Company has yet to apply for international approval for its diode laser for use in cosmetic surgery and dermatology.

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

     Flexible circuit board component sales to the U.S. military are subject to certain military certifications. These certifications are based upon compliance with specification standards set by the U.S. military. The certification for one of the Company's products expires in late 1998, and, for the other certified product, in early 1999. The Company is subject to periodic audit and review from U.S. government agencies to ensure compliance under criteria set forth by these agencies. The Company has passed all government audits. Failure to meet or exceed criteria set forth could result in a suspension or disqualification of certain certifications. Such suspension or disqualification could have a material adverse effect on the Company.

     One customer of Nexar, Government Technology Services, Inc. (GTSI), a leading supplier of desktop systems to United States government agencies, accounted for a majority of Nexar's revenues. The Company expects that GTSI will continue to be an important customer, and that while sales to GTSI will increase, such sales as a percentage of total revenues will decline substantially as Nexar further expands its distribution network and increases its overall sales. Nexar has entered into an agreement with GTSI pursuant to which GTSI serves as Nexar's exclusive federal reseller with respect to Government Services Administration (GSA) scheduled purchases, provided that GTSI purchases at least $35 million of Nexar's products in 1997. GTSI is under no obligation, however, to purchase any products of Nexar's. If GTSI makes fewer purchases in 1997 than Nexar anticipates, that would have a material adverse effect on the Company.

     UNCERTAINTY OF MARKET ACCEPTANCE. The Company continually develops new products intended for use in the cosmetic laser products segment and the electronic products segment. As with any new products, there is substantial risk that the marketplace may not accept or be receptive to the potential benefits of such products. Market acceptance of the Company's current and proposed products will depend, in large part, upon the ability of the Company or any marketing partners to demonstrate to the marketplace the advantages of the Company's products over other types of products. There can be no assurance that applications or uses for the Company's current and proposed products will be accepted by the marketplace or that any of the Company's current or proposed products will be able to compete effectively. (See "Item 1. Description of Business.")

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

     DEPENDENCE ON THIRD PARTY RESEARCHERS. The Company is substantially dependent upon third party researchers and others, over which the Company will not have absolute control, to satisfactorily conduct and complete research on behalf of the Company and to grant to the Company favorable licensing terms for products which may be developed. The Company has entered into a number of research agreements with recognized research hospitals and clinical laboratories. These research institutions include the Oregon Medical Laser Center at the Heart Institute of St. Vincent Hospital and Medical Center in Portland, Oregon, the Wellman Labs at Massachusetts General Hospital and the Otolaryngology Research Center for Advanced Endoscopic Applications at New England Medical Center, Boston, Massachusetts. The Company provides research funding, laser technology and optics know-how in return for licensing agreements with respect to specific medical applications and patents. Management believes that this method of conducting research and development provides a higher level of technical and clinical expertise than it could provide on its own and in a more cost efficient manner. The Company's success will be highly dependent upon the results of the research, and there can be no assurance that these research agreements will provide the Company with marketable products in the future or that any of the products developed under these agreements will be profitable for the Company. (See "Item 1. Description of Business" and Note 6 to Financial Statements.)

     TECHNOLOGICAL OBSOLESCENCE. The markets for the Company's products are characterized by rapid and significant technological change, evolving industry standards and frequent new product introductions and enhancements. Many of the Company's products and products under development are technologically innovative, and require significant planning, design, development and testing, at the technological, product and manufacturing process levels. These activities require significant capital commitments and investment by the Company. The Company's failure to develop products in a timely manner in response to changes in the industry, whether for financial, technological or other reasons, will have a material adverse effect on the Company's business, financial condition and results of operations.

     The flexible circuit board component, electronics interconnect and personal computer industries are characterized by large capital investments in new automated processes and state-of-the-art fabrication techniques. In order to participate effectively in those industries, the Company must continue to make large capital investments in new automated processes and state-of-the-art fabrication techniques. Development by others of new or improved products, processes or technologies may make the Company's products or proposed products obsolete or less competitive. The Company will be required to devote continued efforts and financial resources to enhancement of its existing products and development of new products. There can be no assurance that the Company will have the financial resources or the technological capability necessary to carry out such product enhancement and development. Nor can there be any assurance that any of the products currently being developed by the Company, or those to be developed in the future, will be technologically feasible or accepted by the marketplace, that any such development will be completed in any particular time frame, or that the Company's products or proprietary technologies will not become uncompetitive or obsolete. (See "Item 1. Description of Business.")

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

     The cosmetic laser device market has been characterized by substantial litigation regarding patent and other intellectual property rights. One of the Company's competitors in the cosmetic laser business has filed suit against the Company alleging patent infringement, among other things. In both the cosmetic laser products and the electronic products segments, litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to protect trade secrets or know-how owned by or licensed to the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and could prevent the Company from manufacturing and selling its products, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. (See "Item 1. Description of Business," "Item 3. Legal Proceedings;" March 31, 1997 10-Q, Part II "Item 1. Legal Proceedings.")

     POSSIBLE PATENT INFRINGEMENTS. In the medical products segment, the Company is aware of patents relating to laser technologies used in certain applications. The Company intends to pursue such laser technologies in the future; hence, if the patents relating to those technologies are valid and enforceable, they may be infringed by the Company. The Company has obtained opinions of counsel that the Company is not infringing currently on patents held by others; however, such opinions have not been challenged in any court of law. If the Company's current or proposed products are, in the opinion of patent counsel, infringing on any of these patents, the Company intends to seek non-exclusive, royalty-bearing licenses to such patents but there can be no assurance that any such license would be available on favorable terms, if at all. One of the Company's competitors in the cosmetic laser business has filed suit against the Company alleging patent infringement, among other things. In the electronic products segment, the Company has not been notified that it is currently infringing on any patents nor has it been the subject of any patent infringement action. No assurance can be given that infringement claims will not be made or that the Company would prevail in any legal action with respect thereto. Defense of a claim of infringement would be costly and could have a material adverse effect on the Company's business, even if the Company were to prevail.

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

     The Company is dependent on various sales representatives and distributors to market and sell its medical products. The Company is in the process of expanding its direct sales force to ensure that it satisfactorily masters and controls the expected growth of its medical product sales. (See "Item 1. Description of Business.")

     ISSUANCE OF PREFERRED STOCK AND DEBENTURES COULD AFFECT RIGHTS OF COMMON SHAREHOLDERS. The Company is authorized to issue up to 5 million shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. In July 1996, the Company issued 6,000 shares of Series F Convertible Preferred Stock at a price of $1,000 per share. In September 1996, the Company issued 10,000 shares of Series G Preferred Stock at a price of $1,000 per share. As of May 23, 1997, 2,316 shares were converted into 362,824 shares of common stock. In March 1997, the Company issued 6,000 shares of Series H Convertible Preferred Stock at a price of $1,000 per share. In May 1997, the Company issued 10,000 shares of Series H Convertible Preferred Stock at a price of $1,000 per share. In July 1996, the Company issued 9,675 units in a convertible debenture financing. Each unit consisted of a convertible debenture denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. In February 1997, 300 units were redeemed by the Company for an aggregate price of $195,044. In October 1996, the Company issued $5,000,000 in 4.5% Convertible Subordinated Promissory Notes. As of May 23, 1997, $3,100,000 principal amount was converted into 619,512 shares of common stock. In December 1996 and January 1997, the Company issued a total of $6,000,000 in 5% Convertible Debentures. Also, In March 1997, the Company issued $5,500,000 in 5% Convertible Debentures. In March 1997, the Company issued $500,000 in 6% Convertible Debentures. The issuance of any such additional Preferred Stock or Debentures could affect the rights of the holders of Shares, and could reduce the market price of the Shares. In particular, specific rights granted to future holders of Preferred Stock or Debentures could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by the existing control group. (See "Item 1. Description of Business," "Item 5. Market for Common Equity and Related Stockholder Matters," and Notes 4 and 5 to Financial Statements; March 31, 1997 Form 10-Q, Part II, "Item 2. Changes in Securities" and Note 9 to Financial Statements.)

     ISSUANCE OF RESERVED SHARES; REGISTRATION RIGHTS. As of May 23, 1997, the Company had 32,806,045 Shares of Common Stock outstanding. The Company has reserved an additional 23,714,727 Shares for issuance as follows: (1) 3,897,500 Shares for issuance to key employees, officers, directors, consultants and advisors pursuant to the Company's Stock Option Plans; (2) 212,690 Shares for issuance to employees, officers and directors pursuant to the Company's 401(k) Plan; (3) 997,586 Shares for issuance pursuant to the Company's Employee Stock Purchase Plan; (4) 9,377,940 Shares for issuance upon exercise of three-, four-five- and seven-year Warrants issued to certain lenders, investors, consultants, directors and officers (a portion of which are subject to certain antidilutive adjustments); (5) 600,000 Shares for issuance upon conversion of the 6,000 shares of Series F Preferred Stock; (6) 1,337,176 Shares for issuance upon conversion of the 7,684 shares of Series G Preferred Stock (7) 840,892 Shares for issuance upon conversion of the debentures sold in the Swiss Franc-Denominated Offering; (8) 280,488 Shares for issuance upon conversion of $1,900,000 principal amount of a 4.5% Convertible Subordinated Promissory Note;
(9) 1,200,000 Shares for issuance upon conversion of $6,000,000 principal amount of a 5% Convertible Debentures; (10) 2,000,000 Shares for issuance upon conversion of $5,500,000 principal amount of a 5% Convertible Debenture; (11) 45,455 Shares for issuance upon conversion of $500,000 6% Convertible Debentures and (12) 2,925,000 Shares for issuance upon conversion of the 13,000 shares of Series H Preferred. All of the foregoing reserved Shares are, or the Company intends for them shortly to be, registered with the Commission and therefore freely salable on Nasdaq or elsewhere.

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

     The Company plans to expand its business into international markets and has set up a manufacturing and distribution center in Hull England. To date, the Company has minimal experience in marketing and distributing its products internationally and plans to establish alliances with sales representative organizations and resellers with particular experience in international markets. Accordingly, the Company's success in international markets will be substantially dependent upon the skill and expertise of such international participants in marketing the Company's products. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition, there are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, management's lack of international expertise, political instability and fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the company's business, financial condition or operating results. (See "Item 1. Description of Business.")

     NEED FOR CONTINUED PRODUCT DEVELOPMENT. Although the Company received FDA clearance in February 1997 to commercially market its Tru-Pulse(R) laser for wrinkle treatment, and in March 1997 to commercially market its Epilaser(TM) for hair removal, the Company is continuing its development of both products. The Company is continuing to study both laser systems to optimize performance and treatment parameters.

     DEPENDENCE ON SOLE SUPPLIERS. The Company relies on outside suppliers for substantially all of its manufacturing supplies, parts and components. Pyralux(R), an integral component of most of the Company's flexible circuit products, is manufactured exclusively by E.I. du Pont de Nemours and Company ("DuPont"). Although the Company has a written agreement with DuPont under which DuPont will supply the Company with all of its requirements for Pyralux, there can be no assurance that the Company will be able to obtain a sufficient supply of Pyralux to fulfill orders for its products in a timely manner, if at all.

     In addition, CO2 laser tubes, an integral component of Tissue's Tru-Pulse Laser system, are manufactured exclusively by Pulse Systems, Inc. There can be no assurance that the Company will be able to obtain sufficient supply of CO2 laser tubes to fulfill orders for its products in a timely manner, if at all. Furthermore, several other component parts of the Company's cosmetic laser products and electronic segment products are manufactured exclusively by one supplier. There can be no assurance that the Company will be able to obtain a sufficient supply of such components at commercially reasonable prices or at all. A shortage of necessary parts and components or the inability of the Company to obtain such parts and components would have a material adverse effect on the Company's business, financial condition and results of operations. (See "Item 1. Description of Business.")

     DEPENDENCE ON SUBSTANTIAL CUSTOMERS. In the year ended December 31, 1996, one customer of Nexar, Government Technology Services, Inc. ("GTSI), a leading supplier of desktop systems to United States government agencies, accounted for 17.5% of the Company's revenues and 23.2% of the Company's accounts receivable balance. In the quarter ended March 31, 1997, GTSI accounted for 9.0% of the Company's revenues and 9.4% of the Company's accounts receivable balance. The Company expects that GTSI will continue to be an important customer, but that sales to GTSI as a percentage of total revenue will decline substantially as the Company further expands its distribution network and increases its overall sales. Nexar has entered into an agreement with GTSI pursuant to which GTSI serves as the Company's exclusive federal reseller with respect to Government Services Administration (GSA) scheduled purchases, provided that GTSI purchases at least $35 million of Nexar's products in 1997. GTSI is under no obligation, however, to purchase any products of Nexar. If GTSI makes fewer purchases in 1997 than the Company anticipates, that would have a material adverse effect on the Company.

     In the year ended December 31, 1996, one customer of Comtel, New Media, Inc. ("New Media"), a related party, accounted for 22.3% of the Company's revenues and 26.7% of the Company's accounts receivable balance. In the quarter ended March 31, 1997, New Media accounted for 11.6% of the Company's revenues and 18.3% of the Company's accounts receivable balance. Comtel has entered into a five (5) year agreement with New Media whereby New Media, subcontracted to Comtel all of its manufacturing and assembly business over the contract term. On April 5, 1996, Palomar invested $2,345,000 in New Media preferred and common stock and loaned New Media an additional $1,000,000. Palomar also received a warrant to purchase 200,000 shares of common stock in New Media at $1.20 per share. In February 1997, the note receivable was converted into equity and the Company invested an additional $1,200,000 in New Media. The Company expects that New Media will continue to be an important customer, but that sales to New Media, Inc. as a percentage of total revenue will decline substantially as the Company further expands its distribution network and increases its overall sales. New Media has had a history of losses. There can be no assurance that New Media will achieve profitable operations or that profitable operations will be sustained if achieved.

     A loss from either customer could have a material, adverse effect on the Company's business in the short term. (See "Item 1. Description of Business" and Note 2 to Financial Statements.)

     HAZARDOUS  SUBSTANCE  AND  ENVIRONMENTAL  CONCERNS;  LACK OF  ENVIRONMENTAL
IMPAIRMENT INSURANCE. The manufacture of substrate interconnect products involves numerous chemical solvents and other solid, chemical and hazardous wastes and materials. Dynaco is subject to a variety of environmental laws relating to the generation, storage, handling, use, emission, discharge and disposal of these substances and potentially significant risks of statutory and common law liability for environmental damage and personal injury. The Company, and in certain circumstances, its officers, directors and employees, may be subject to claims arising from the Company's manufacturing activities, including the improper release, spillage, misuse or mishandling of hazardous or non-hazardous substances or material. The Company may be strictly liable for damages, regardless of whether it exercised due care and complied with all relevant laws and regulations. The Company does not currently maintain environmental impairment insurance. There can be no assurance that the Company will not face claims resulting in substantial liability for which the Company is uninsured or that hazardous substances are not or will not be present at the Company's facilities. The Company believes that it operates its Dynaco facilities in substantial compliance with existing environmental laws and regulations. In June 1989 and April 1994, Dynaco conducted environmental studies of its Tempe, Arizona substrate manufacturing facility and did not discover any contamination requiring remediation. Failure to comply with proper hazardous substance handling procedures or violation of environmental laws and regulations would have a material adverse effect on the Company. (See "Item 1. Description of Business.")

     SIGNIFICANT OUTSTANDING INDEBTEDNESS; SUBORDINATION OF DEBENTURES. The Company has incurred substantial indebtedness in relation to its equity capital and will be subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments to the holders of the Company's debentures. The Company's ability to satisfy its obligations under the debentures from cash flow will be dependent upon the Company's future performance and will be subject to financial, business and other factors affecting the operation of the Company, many of which may be beyond the Company's control. In the event the Company does not have sufficient cash resources to satisfy quarterly interest or other repayment obligations to the holders of the debentures, the Company will be in default under the debentures, which would have a material adverse effect on the Company. To the extent that the Company is required to use cash resources to satisfy interest payments to the holders of the debentures, it will have less resources available for other purposes. Inability of the Company to repay the debentures upon maturity would have a material adverse effect on the Company, which could result in a reduction of the price of the Company's Shares. The debentures will be unsecured and subordinate in right of payment to all senior indebtedness of the Company. The debentures do not restrict the Company's ability to incur additional senior indebtedness and most other indebtedness. The terms of senior indebtedness now existing or incurred in the future could affect the Company's ability to make payments of principal and/or interest to the holders of debentures. (See "Item 5. Market for Common Equity and Related Shareholder Matters" and Note 4 to Financial Statements; March 31, 1997 Form 10-Q, Part II "Item 2. Changes in Securities" and Note 8 to Financial Statements.)

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

     RISKS ASSOCIATED WITH PENDING LITIGATION. The Company and its subsidiaries are involved in disputes with third parties. Such disputes have resulted in litigation with such parties and, although the Company is a plaintiff in several matters, the Company is subject to claims and counterclaims for damages and has incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for the Company. The Company is unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. These matters may result in diversion of management time and effort from the operations of the business. After consideration of the nature of the claims and the facts relating to these proceedings, the Company believes that the resolution of these proceedings will not have a material effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlements, are uncertain and there can be no assurance to that effect.

     On October 7, 1996 the Company filed a declaratory judgment action against MEHL/Biophile ("MEHL") in the United States District Court of the District of Massachusetts seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. ("Selvac" and the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition against the Company, its Spectrum Medical Technologies and Spectrum Financial Services subsidiaries, and a New Jersey dermatologist, in the United States District Court for the District of New Jersey. Selvac's complaint alleges that the Company's EpiLaser infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser or hair removal before it had received FDA approval for that specific application. The Company and Selvac have agreed to dismiss the Massachusetts litigation without prejudice. Palomar has brought in the New Jersey action its claims that the Selvac patent is invalid, that the Company has not infringed the Selvac patent, that MEHL should be enjoined from making further assertions concerning infringement and unfair competition, and that the Company should be awarded attorney fees and other appropriate relief. Thus, both the Company's and MEHL's claims will be tried on the merits in New Jersey. As of May 23, 1997, discovery had not yet commenced. The extent of exposure of the Company cannot be determined at this time.

     The Company is a defendant IN a lawsuit filed by Commonwealth Associates ("Commonwealth") on March 14, 1996 in the United States District Court for the Southern District of New York. In its suit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted. Commonwealth has alleged that it suffered up to $3,381,250 in damages on its breach of contract claim, exclusive of interest. A ruling on Commonwealth's damages claim is pending. The Company intends to appeal the matter after damages have been determined, and believes its grounds for appeal are meritorious. (See March 31, 1997 Form 10-Q "Part II, Item 1. Legal Proceedings.")

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







                                                             ARTHUR ANDERSEN LLP



Boston,  Massachusetts,
March  7,  1997
(Except  with  respect
to the  matter discussed
in Note15(a) as to which
the date is March 31, 1997)

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

PALOMAR MEDICAL PRODUCTS, INC.

     In February 1997, Palomar Medical Products, Inc. ("Palomar Medical Products") was formed with the purpose of consolidating the management and operations of the medical products companies. In January 1997, the Company named an outside party as the President and CEO of Palomar Medical Products to oversee and manage the operations. Included in the medical products group are the following companies; Spectrum, Tissue, Star, Dermascan and Palomar Technologies, Ltd.

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

     On April 14, 1997 Nexar completed its initial public offering of 2,500,000 shares of its common stock for its own account, as well as shares held by Nexar shareholders. The price per share was $9.00 and Nexar raiseed net proceeds of approximately $20.3 million. Following this offering, Palomar will beneficially own approximately 67% of Nexar's common stock. Included in this percentage is
(i) 1,200,000 shares of Nexar's common stock owned by Palomar that are subject to a contingent repurchase right by Nexar for an aggregate price of $12,000 in the event that Nexar does not achieve certain performance milestones set forth in an agreement between Nexar and Palomar, and (ii) 408,000 shares of Nexar common stock which Palomar may acquire upon the conversion of 45,684 shares of Nexar Convertible Preferred Stock that it also owns. The 1,200,000 shares of common stock subject to the contingent repurchase right of Nexar will be held in escrow and released to Palomar upon Nexar attaining certain revenue levels ranging from $100 million to $400 million and net income levels ranging from $7 million to $28 million over a four year period ending December 31, 2000, as defined in the agreement between Nexar and the Company. These shares may also be released from escrow upon Nexar attaining a specified minimum stock price ranging from $15.75 per share to $29.25 per share over this four year period ending December 31, 2000, and if the Company achieves cumulative net income totaling $70,000,000 through December 31, 2000. These shares will also be released if Nexar is party to any merger or sale of substantially all of its assets.

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

     The results of operations related to Dermascan have been included with those of the Company since July 18, 1996

     Unaudited pro forma operating results for the Company, assuming the acquisitions of Spectrum and Comtel had been made as of January 1, 1995, are as follows (operations of CD Titles and Dermascan prior to acquisition were insignificant):


                                                       Year Ended
                                              1995                     1996
             Revenue                     $31,051,600                $70,483,048
             Net loss                    (16,827,709)               (37,901,990)
             Net loss per common share      $(1.20)                   $(1.49)

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

Exhibit
   No.                                                    Title

###10.47 List of exhibits omitted from the Asset Purchase and Settlement Agreement. (The Company hereby undertakes and agrees to furnish copies of the exhibits and schedules set forth in exhibit 10.47 above to the Commission upon its request.)

23        Consent of Arthur Andersen LLP.

### Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

(B)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on May 28, 1997.


                                          PALOMAR MEDICAL TECHNOLOGIES, INC.





                                          By:     /s/ Louis P. Valente
                                              ------------------------------
                                              Louis P. Valente
                                              President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                          Name                                   Capacity                             Date

            /s/ Louis P. Valente                 President, Chief Executive                      May 28, 1997
            ---------------------------------
            Louis P. Valente                     Officer and Director

            /s/ Joseph P. Caruso                 Chief Financial Officer and Treasurer           May 28, 1997
            ---------------------------------
            Joseph P. Caruso                     ( Principal Financial Officer and
                                                 Principal Accounting Officer)

            /s/ Dr. Michael H. Smotrich          Chief Technical Officer,                        May 28, 1997
            ---------------------------------
            Dr. Michael H. Smotrich              and Director

            /s/ Steven Georgiev                  Chairman of the Board                           May 28, 1997
            ---------------------------------
            Steven Georgiev

            /s/ Buster C. Glosson                Director                                        May 28, 1997
            ---------------------------------
            Buster C. Glosson

            /s/ John M. Deutch                   Director                                        May 28, 1997
            ---------------------------------
            John M. Deutch
