Form 10KSB/A
period 1996-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1997-07-11
CIK 881695

FORM 10-KSB/A-4

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

                        For the transition period from to
                         Commission file number: 0-22340
                                [GRAPHIC OMITTED]
                       PALOMAR MEDICAL TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                                                         04-3128178
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)

                     66 Cherry Hill Drive, Beverly, MA 01915
                    (Address of principal executive offices)
                                 (508) 921-9300
                (Issuer's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days).   Yes  X     No
                                                -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its fiscal year ended December 31, 1996 were $70,098,443.

         As of March 20, 1997, 30,945,824 shares of Common Stock, $.01 par value per share, and 16,000 shares of Preferred Stock $.01 par value per share were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date was approximately $195,345,514.

         Transitional Small Business Disclosure Format:     Yes    X    No
                                                                 -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Palomar Medical Technologies, Inc., a Delaware corporation, (the "Company" or "Palomar") was organized in 1987 to design, manufacture and market lasers, delivery systems and related disposable products for use in cosmetic and medical procedures. The Company currently operates in two business segments: medical products and services and electronic products. In the medical products segment, the Company manufactures and markets U.S. Food and Drug Administration ("FDA") approved ruby and CO2 lasers for hair removal, skin resurfacing and wrinkle treatment, among other things. The Company has and continues to develop ruby and diode medical lasers for use in clinical trials and is engaged in the research and development of additional laser products. The Company has expanded its efforts in the cosmetic laser area through a series of product development activities, acquisitions and strategic alliances that target patient self-pay procedures performed in doctors' offices and clinics. Principal among these are the development of the EpiLaserTM, a ruby laser system for removing unwanted hair. The laser hair removal, skin resurfacing and wrinkle treatment products are significant to the Company's strategic plan and are discussed in further detail below. The Company has entered into a number of research agreements with recognized research hospitals and clinical laboratories. The Company provides research funding, laser technology and optics expertise in return for licensing agreements to specific medical applications and patents as more fully described below. See "Patents and Licenses." Management believes that this method of conducting research and development provides a higher level of technical and clinical expertise than it could provide on its own, and in a more cost-efficient manner.

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

THE COMPANY'S STRATEGIC PLAN

         The Company's near-term strategy is to increase its focus on the medical segment portion of the business. The Company hopes to spin out companies in the non-core electronics segment in the form of publicly traded companies. The Company believes that with the attainment of FDA clearance for marketing and sales of its lasers for the treatment of hair removal, skin resurfacing, and wrinkle treatment, the medical segment of its business is positioned for success. The Company will continue to develop, acquire or license technologies that can be integrated into its current and proposed products in the medical business segment. Through its Cosmetic Technology International, Inc.

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

         The Company has already begun to spin out companies in its electronics segment. On April 30, 1997, the Company entered into an agreement to sell its CD Titles subsidiary to the management of CD Titles for a promissory note of $600,000 due April 30, 1999. In addition, the Company also received a warrant to purchase 750,000 shares of CD Titles common stock at various exercise prices ranging from $6.00 to $10.00 Management is currently evaluating various alternatives and methods for spinning out Dynaco Corp. and its subsidiaries. Although the Company cannot guarantee successful completion of such spinouts, the intention is to complete these transactions during 1997. In addition, the Company's subsidiary Nexar Technologies, Inc. completed the initial public offering of its Common Stock on April 14, 1997 (See "Formation of Nexar Technologies, Inc.").

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

         The Company also makes early stage investments in core technologies and companies that management feels are strategic to the Company's business or will yield a higher than average financial return to support the Company's core business. Some of these investments are with companies that are related to some of the directors and officers of the Company. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 12. Certain Relationships and Related Transactions.")

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

         INCREASE IN OUTSTANDING SHARES

         As a result of financing activities, business developments, mergers and acquisitions, issuance of incentive stock options and warrants to purchase common stock to attract and retain key employees, the Company's issued and outstanding shares of common stock have increased to 30,596,812 at December 31, 1996. The Company also had additional reserved but unissued shares of common stock of 20,467,819 shares at December 31, 1996. The Company's issued and outstanding shares of common stock increased subsequent to December 31, 1996 to 30,996,283 shares with additional reserved but unissued shares of common stock of 33,083,190 shares as of July 7, 1997. A substantial number of the Company's reserved shares are registered and could be resold into the public market.

         RELATED PARTY INVESTMENTS AND TRANSACTIONS

         The Company has entered into a number of transactions with related parties. To date, the Company has an aggregate of $5,584,064 of notes receivable and investments with related parties. Included in the aggregate amount are loans to certain officers, directors and key employees of $1,828,499; notes receivable to related parties of $464,153; a loan of $1,100,000 to a public company of which a former director is the director and chief financial officer; an unsecured note of $604,653 to the Company's underwriter; and trading securities of $1,912,614 in a publicly traded company in which a director of the Company is an approximately 13% owner. See Note 11 in the "Notes to Consolidated Financial Statements."

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

         FORMATION OF SPECTRUM FINANCIAL SERVICES LLC

         On June 30, 1995, Spectrum Financial Services LLC ("SFS"), a financial services leasing company and a minority- owned subsidiary of the Company, was formed. As of December 31, 1996 and 1995, the Company had funded the minority subsidiary with cash in the amount of $1,680,919 and $856,300, respectively. SFS arranges for financing of medical products sold by the Company. In addition, during 1996 as part of its business strategy, the Company aligned itself with Copelco Capital, one of the world's largest and most established leasing companies, to become the exclusive label leasing company for the Company's complete line of cosmetic lasers.

        LICENSE AND RESEARCH AGREEMENT WITH MASSACHUSETTS GENERAL HOSPITAL FOR LASER HAIR REMOVAL

         In August 1995, the Company entered into an exclusive, worldwide, perpetual license for certain technology that applies to a patented method of delivering laser energy to treat unwanted hair. The Company also entered into a four-year agreement with the Massachusetts General Hospital ("MGH"), whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction invented by Dr. R. Rox Anderson, Wellman Laboratories of Photomedicine, MGH. As part of the agreement, MGH provided the Company with prior data already generated by Dr. Anderson with respect to the ruby laser device at MGH. This information was the basis for an application filed on December 8, 1995 with the FDA for approval of the Company's EpiLaser(TM) for treating unwanted hair. The Company is obligated to fund the clinical research in the aggregate amount of approximately $917,000 over the term of its contract with MGH. On August 18, 1995, the Company also entered into a worldwide exclusive license agreement with MGH. Upon completion of a valid product or service, or new uses (not related solely to hair removal) based on the findings of the clinical studies, the Company shall be given the right of first refusal to negotiate an exclusive or non-exclusive license agreement. As consideration for this license, the Company is obligated to pay MGH royalties of 5% of net revenue on products covered by valid patents licensed to the Company exclusively; 2.5% of net revenues on products covered by valid patents licensed to the Company non-exclusively; no less than 2.5% of net revenues for products sold for hair removal as well as other uses, not covered above and a royalty to be negotiated on services or commercial dispositions (other than sales) involving products covered by valid patents licensed to the Company,

         ACQUISITION OF TISSUE TECHNOLOGIES, INC.

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

MEDICAL SERVICES SEGMENT

         FORMATION OF COSMETIC TECHNOLOGY INTERNATIONAL, INC.

         On December 20, 1996, Cosmetic Technology International, Inc. ("CTI") was formed as a 100%-owned subsidiary of the Company. As of December 31, 1996 the Company had funded CTI with cash of approximately $650,000. CTI is a services company which intends to establish a worldwide network of cosmetic dermatological laser and medical device sites with medical services partners (both fixed and mobile) in key geographic locations. Each site will be provided a turnkey package of laser and medical device technology, equipment, training and service, operations personnel, strategic advertising and marketing programs, patient financial credit programs and management assistance. In early 1997, a binding letter of intent was completed with Columbia/HCA, a $20 billion company and one of the world's largest owners and operators of medical facilities, to establish revenue sharing sites throughout the country in existing Columbia/HCA facilities. CTI and Columbia/HCA are working together to determine the location and opening dates of such sites; to date, none have been established. To date, CTI has opened and is operating two sites that are wholly-owned  by CTI,  one in Los  Angeles  and  one in  Phoenix.  CTI has  also established revenue-sharing sites in St. Louis, Missouri; Chula Vista, California and in Australia. During 1996 the operations of CTI were not significant.

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

         COMPETITION

         Currently, there are three other companies, ThermoLase (Division of Thermo Electron Corp.), Laser Industries, Ltd. and MEHL/Biophile International that have FDA clearance for a laser-based hair removal system in the United States. ThermoLase, a publicly traded company, received clearance from the FDA in April 1995 to commercially market services using its laser-based hair removal system. The ThermoLase system uses a low-energy, dermatology laser in combination with a carbon based lotion that absorbs the laser's energy to disable hair follicles. ThermoLase has opened spas in California, Texas, Florida and Colorado. ThermoLase is also opening or plans to open additional spas, including in suburban Detroit, Michigan; Greenwich, Connecticut; Manhasset, New York; Minneapolis, Minnesota; and Palm Beach, Florida. As part of its commercialization strategy, ThermoLase plans to establish a network of ThermoLase-owned centers in major metropolitan areas in the U.S., third-party licensees in selected smaller U.S. markets and joint ventures in foreign markets. Laser Industries, Ltd., received FDA clearance in March 1997 to market its EpiTouchTM ruby laser for hair removal. The EpiTouchTM will be sold in the U.S. through Sharplan 2000, Inc., a joint venture of Laser Industries, Ltd. and MEHL/Biophile International Corp. MEHL/Biophile's wholly owned subsidiary, Selvec Acquisitions Corp., received FDA clearance in March 1997 to market its SLS CHROMOS 694 (R) long pulse ruby laser hair removal system.

         In July 1997, ESC Medical Systems Ltd. received clearance from the FDA to market its EpiLight Hair Removal System, a depilation device based on pulsed light technology. Several other companies have also indicated interest in developing and/or introducing hair removal devices in 1997, making laser hair removal the most competitive application within the cosmetic laser marketplace.

         As more companies complete development of cosmetic/medical laser products and/or receive FDA clearance it is expected that there will be a consolidation of companies within the industry via acquisitions, partnering arrangements or joint ventures. In February 1997, ESC Medical Systems Ltd. announced a definitive stock swap agreement under which it would acquire Luxar Corporation, a privately held manufacturer of surgical lasers.

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

         COMPETITION FOR TISSUE'S TRU-PULSE  LASER

         Currently,  there are three main  competitors  to the Tru-Pulse  Laser:
Laser Industries (Sharplan), Coherent, Inc. and Luxar (recently acquired by ESC Medical Systems). Laser Industries and Coherent, combined, account for approximately 50% of the world market. The estimated U.S. patient services market for skin resurfacing and treatment of wrinkles is $500-plus million. The annual worldwide cosmetic skin resurfacing product laser market is estimated to be approximately $115 million. These numbers are expected to increase as "baby boomers" age into their fifties. Coherent had been pricing its UltraPulse System at the high end of the market with a high power laser that lists for $120,000, but recently introduced new models which are priced from $75,000 to $90,000. Tissue Technologies, Sharplan and Luxar average list price is $40,000 - $70,000.

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

         In 1994, the Company began a number of studies for the treatment of certain dermatologic conditions using its diode laser at Wellman Labs. In 1995, these studies were expanded to include the Company's ruby lasers for cosmetic procedures. The data associated with these treatments is currently being evaluated by Wellman Labs and the Company. Pursuant to its research agreement with MGH (see "License and Research Agreement with Massachusetts General Hospital"), the Company works closely with Dr. R. Rox Anderson, the Research Director of the MGH Laser Center and Associate Professor of Dermatology at Harvard Medical School, who is a recognized expert in laser tissue interaction and the inventor of a number of laser procedures in use today. Dr. Anderson has authored over 60 papers in peer-reviewed publications relating to the use of lasers in dermatology, is the recipient of numerous awards in the field of laser medicine and serves as the Chairman of the Blue Ribbon-Government Liaison Committee of the American Society for Laser Medicine and Surgery. Dr. Anderson holds eight U.S. patents and has pending applications for an additional eleven. The Company feels that these types of relationships are critical in developing effective products for widespread use in the market on a timely basis.

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

         In the medical products segment, the Company is aware of patents relating to laser technologies used in certain applications. The Company intends to pursue such laser technologies in the future; hence, if the patents relating to those technologies are valid and enforceable, they may be infringed by the Company. After consulting with outside counsel to the Company, the Company believes that it is not infringing currently on patents held by others; however, were the issue ever to be litigated, a court could reach a different opinion.

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

         Following the offering, Nexar has repaid the Company approximately $7,500,000 from the net proceeds received from the offering.

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

         LICENSE AGREEMENT WITH TECHNOVATION COMPUTER LAB, INC.

         Nexar's current PCs are shipped with motherboards based on technology licensed from Technovation Computer Lab, Inc. ("Technovation"), a Nevada corporation which, to the best of the Company's knowledge, is owned by Babar I. Hamirani, a former executive officer of Nexar whose employment was terminated on November 29, 1996. The Company has acquired all such technology and a patent application related thereto, and settled all claims between Mr. Hamirani and Nexar pursuant to an Asset Purchase and Settlement Agreement by and among Mr. Hamirani, Technovation, Nexar and the Company dated as of February 28, 1997 (the "Asset Purchase and Settlement Agreement"). Pursuant to the Asset Purchase and Settlement Agreement and a separate asset purchase agreement between the Company and Nexar, the Company will first acquire the subject technology and then convey such technology to Nexar.

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

         Certain sales of flexcircuits are subject to certain military and government certifications. Dynaco maintains military certifications for Mil-Q-50884C, Mil-T-55110, Mil-I-45208 and Mil-Std. 2000, and various subsets of such certifications. In January 1996, Dynaco obtained ISO 9001 certification. Dynaco is further subject to various federal, state and local regulations regarding environmental protection and hazardous substance controls. Management believes that its Dynaco operations are in compliance with governmental environmental regulations.

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

ITEM 3. LEGAL PROCEEDINGS

         On October 7, 1996 the Company filed a declaratory judgment action against MEHL/Biophile ("MEHL") in the United States District Court for the District of Massachusetts seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. ("Selvac" and the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition against the Company, its Spectrum Medical Technologies and Spectrum Financial Services subsidiaries, and a New Jersey dermatologist, in the United States District Court for the District of New Jersey. Selvac's complaint alleges that the Company's EpiLaser infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser for hair removal before it had received FDA approval for that specific application. The Company and Selvac have agreed to dismiss the Massachusetts litigation without prejudice. Palomar has brought in the New Jersey action its claims that the Selvac patent is invalid, that the Company has not infringed the Selvac patent, that MEHL should be enjoined from making further assertions concerning infringement and unfair competition, and that the Company should be awarded attorney fees and other appropriate relief. Thus, both the Company's and MEHL's claims will be tried on the merits in New Jersey. Automatic discovery will shortly commence. The extent of exposure of the Company cannot be determined at this time.

         The  Company  is  a  defendant  in  a  lawsuit  filed  by  Commonwealth
Associates ("Commonwealth") on March 14, 1996 in the United States District Court for the Southern District of New York. In its suit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted and, after a damages trial before a magistrate judge, in April 1997 the court awarded Commonwealth $2,917,500 (and interest of $256,570.56). The Company will appeal the matter and believes its grounds for appeal are meritorious.

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

The tabulation of votes with respect to the election of such Directors is as follows:

                                                Total Votes        Total Votes
                                                     For            Withheld
                                                -----------        -----------

             Steven Georgiev                     25,014,274         348,728

             Michael H. Smotrich                 25,014,274         348,728

             Joseph E. Levangie                  25,014,274         348,728

             Buster Glossen                      25,014,274         348,728


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

                                                  Fiscal Year Ended
                                                  December 31, 1995
                                                  -----------------
                                                  High        Low
                                                  -----------------
             Quarter Ended March 31, 1995         3 5/8       2 1/2
             Quarter Ended June 30, 1995          2 5/8       1 15/16
             Quarter Ended Sept. 30, 1995         6 11/16     1 7/8
             Quarter Ended Dec. 31, 1995          7 1/8       4 7/16

                                                  Fiscal Year Ended
                                                  December 31, 1996
                                                  -----------------
                                                  High        Low
                                                  -----------------
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.,

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

                                               Year ended
                                              December 31,
                                  -------------------------------------
                                        1995                    1996
                                  -------------            ------------
         Medical                  $   5,610,280            $ 17,824,158
                                     16,296,224              52,274,285
                                  -------------              ----------
         Total                     $ 21,906,504            $ 70,098,443
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

         Gross margin for the year ended December 31, 1996 was $6,920,888 (9.9% of revenues) versus $4,714,034 (21.5% of revenues) for the year ended December 31, 1995. Gross margin by the Company's business segments are as follows:

                                               Year ended
                                               December 31,
                                   -----------------------------------
                                       1995                    1996
                                   -----------------------------------
         Medical                   $ 2,145,808             $ 3,437,399
         Electronic                  2,568,226               3,483,489
                                  ------------            ------------
         Total                     $ 4,714,034             $ 6,920,888
                                  ============             ===========


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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had $19,066,523 in cash, cash equivalents and trading securities. During the year ended December 31, 1996, the Company generated the following net cash proceeds from its financing and investing activities to fund operations, acquisitions and the development of its products:

                                                              YEAR ENDED
                                                          DECEMBER 31, 1996
                                                          -----------------
          Sale of common stock                               $ 6,061,380
          Sale of preferred stock                             30,823,147
          Issuance of convertible debentures                  14,169,441
          Sale of Stock of a subsidiary                        2,000,000
          Exercise of stock options and warrants               7,653,907
                                                          --------------
                  Total                                      $60,707,875
                                                          ==============

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the other information in this Annual Report on Form 10-KSB the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-KSB that are not historical facts (including, without limitation, statements concerning anticipated operational and capital expense levels and such expense levels relative to the Company's total revenues) and other information provided by the Company and its employees from time to time may contain certain "forward looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases by the SEC. The factors identified in the cautionary statements below, among other factors, could cause actual results to differ materially from those suggested in such forward looking statements. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of "safe harbor" provisions of the Reform Act.

         SUBSTANTIAL AND CONTINUING LOSSES. The Company incurred a net loss of $37,863,792 for the year ended December 31, 1996 and a net loss of $15,365,145 for the quarter ended March 31, 1997. Losses of this magnitude are expected to continue for the near term, and there can be no assurance that the Company will achieve profitable operations or that profitable operations will be sustained if achieved. At December 31, 1996, the Company's accumulated deficit was
$64,971,200 and at March 31, 1997, the Company's accumulated deficit was $80,631,341. Dynaco Corp. ("Dynaco"), Star Medical Technologies, Inc. ("Star"), CD Titles, Inc. ("CD Titles"), Dynamem, Inc. ("Dynamem"), Comtel Electronics, Inc. ("Comtel"). Tissue Technologies, Inc. ("Tissue"), Spectrum Technologies, Inc. ("Spectrum") and Nexar Technologies, Inc. ("Nexar") each have had a history of losses. There can be no assurance that these companies will achieve profitable operations or that profitable operations will be sustained if achieved. The Company anticipates incurring substantial research and development expenses, which will reduce cash available to fund current operations. The Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed cosmetic laser products, expand its current electronics business, execute its acquisition business plan and fund ongoing operations. The Company anticipates that it will require substantial additional financing during the next twelve-month period. The Company believes that the cash generated to date from its financing activities; amounts available under its credit agreement and the Company's ability to raise cash in future financing activities will be sufficient to satisfy its working capital requirements through the next twelve-month period. The Company bases its belief that it has the ability to raise cash in future financings on its demonstrated historical ability to raise money and its current and ongoing discussions with financing sources. However, there can be no assurance that this assumption will prove to be accurate or that events in the future will not require the Company to obtain additional financing sooner than presently anticipated. The Company may also determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the costs of acquisitions or continuing expansion. To the extent that the Company finances an acquisition with a combination of cash and equity securities, any such issuance of equity securities could result in dilution to the interests of the Company's shareholders. Additionally, to the extent that the Company incurs indebtedness to fund increased levels of accounts receivable or to finance the acquisition of capital equipment or issues debt securities in connection with any acquisition, the Company will be subject to risks associated with incurring substantial additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company continues to investigate several financing alternatives, including strategic partnerships, additional bank financing, private, debt and equity financing and other sources. While the Company regularly reviews potential funding sources in relation to its ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or if available will be on terms satisfactory to the Company. Failure to obtain additional financing could have a material adverse effect on the Company, including possibly requiring it to significantly curtail its operations. (See "Item 1. Description of Business" and Note 1 to Financial Statements, "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations"; March 31, 1997 Form 10-Q Part I "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

         INVESTMENTS IN UNRELATED BUSINESSES. The Company has investments in marketable and non-marketable securities and loans to related and unrelated parties, including approximately $8 million invested in equity securities of high-tech companies, both public and privately held. The amount that the Company may ultimately realize from these investments could differ materially from the value of these investments recorded in the Company's financial statements, and the ultimate disposition of these investments could result in a loss to the Company. (See "Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations," and Notes 2 and 11 to Financial Statements; "Item 12. Certain Relationships and Related Transactions"; March 31, 1997 Form 10-Q Notes 3 and 10 to Financial Statements and Part I "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

         The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the price of the Company's common stock. The price of the Company's common stock may also be affected by broader market trends unrelated to the Company's performance. (See "Volatility of Share Price;" "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; March 31, 1997 Form 10-Q "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

         Flexible circuit board component sales to the U.S. military are subject to certain military certifications. These certifications are based upon compliance with specification standards set by the U.S. military. The certification for the Company's Mil-T-55110 product expires in the fourth quarter of 1998, and, for the Company's Mil-Q-50884C product, in the first quarter of 1999. The Company is subject to periodic audit and review from U.S. government agencies to ensure compliance under criteria set forth by these agencies. The Company has passed all government audits. Failure to meet or exceed criteria set forth could result in a suspension or disqualification of certain certifications. Such suspension or disqualification could have a material adverse effect on the Company.

         One customer of Nexar, Government Technology Services, Inc. (GTSI), a leading supplier of desktop systems to United States government agencies, accounted for a majority of Nexar's revenues. The Company expects that GTSI will continue to be an important customer, and that while Nexar's revenues from GTSI will increase, such sales as a percentage of total revenues will decline substantially as Nexar further expands its distribution network and increases its overall sales. Nexar has entered into an agreement with GTSI pursuant to which GTSI serves as Nexar's exclusive federal reseller with respect to Government Services Administration (GSA) scheduled purchases, provided that GTSI purchases at least $35 million of Nexar's products in 1997. GTSI is under no obligation, however, to purchase any products of Nexar's. If GTSI makes fewer purchases in 1997 than Nexar anticipates, that would have a material adverse effect on the Company.

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

         The cosmetic laser device market has been characterized by substantial litigation regarding patent and other intellectual property rights. One of the Company's competitors in the cosmetic laser business has filed suit against the Company alleging patent infringement, among other things. In both the cosmetic laser products and the electronic products segments, litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to protect trade secrets or know-how owned by or licensed to the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and could prevent the Company from manufacturing and selling its products, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. (See "Risk Associated with Pending Litigation"; "Item 1. Description of Business"; "Item 3. Legal Proceedings;" March 31, 1997 10-Q, Part II "Item 1. Legal Proceedings.")

         POSSIBLE PATENT INFRINGEMENTS. In the medical products segment, the Company is aware of patents relating to laser technologies used in certain applications. The Company intends to pursue such laser technologies in the future; hence, if the patents relating to those technologies are valid and enforceable, they may be infringed by the Company. After consulting with outside counsel to the Company, the Company believes that it is not infringing currently on patents held by others; however, were the issue ever to be litigated, a court could reach a different opinion. If the Company's current or proposed products are, in the opinion of patent counsel, infringing on any of these patents, the Company intends to seek non-exclusive, royalty-bearing licenses to such patents but there can be no assurance that any such license would be available on favorable terms, if at all. One of the Company's competitors in the cosmetic laser business has filed suit against the Company alleging patent infringement, among other things. In the electronic products segment, the Company has not been notified that it is currently infringing on any patents nor has it been the subject of any patent infringement action. No assurance can be given that infringement claims will not be made or that the Company would prevail in any legal action with respect thereto. Defense of a claim of infringement would be costly and could have a material adverse effect on the Company's business, even if the Company were to prevail.

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

         ISSUANCE OF PREFERRED STOCK AND DEBENTURES COULD AFFECT RIGHTS OF COMMON SHAREHOLDERS. The Company is authorized to issue up to 5 million shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. In July 1996, the Company issued 6,000 shares of Series F Convertible Preferred Stock at a price of $1,000 per share. In

September 1996, the Company issued 10,000 shares of Series G Preferred Stock at a price of $1,000 per share. As of July 8, 1997, 2,316 shares were converted into 362,824 shares of common stock. In March 1997, the Company issued 6,000 shares of Series H Convertible Preferred Stock at a price of $1,000 per share. In May 1997, the Company issued 10,000 shares of Series H Convertible Preferred Stock at a price of $1,000 per share. In July 1996, the Company issued 9,675 units in a convertible debenture financing. Each unit consisted of a convertible debenture denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. In February 1997, 300 units were redeemed by the Company for an aggregate price of $195,044. In October 1996, the Company issued $5,000,000 in 4.5% Convertible Subordinated Promissory Notes. As of July 8, 1997, $3,900,000 principal amount was converted into 896,657 shares of common stock. In December 1996 and January 1997, the Company issued a total of $6,000,000 in 5% Convertible Debentures. Also, In March 1997, the Company issued $5,500,000 in 5% Convertible Debentures. In March 1997, the Company issued $500,000 in 6% Convertible Debentures. The issuance of any such additional Preferred Stock or Debentures could affect the rights of the holders of Shares, and could reduce the market price of the Shares. In particular, specific rights granted to future holders of Preferred Stock or Debentures could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by the existing control group. (See "Item 1. Description of Business," and "Item 5. Market for Common Equity and Related Stockholder Matters," Notes 4 and 5 to Financial Statements; March 31, 1997 Form 10-Q, Part II, "Item 2. Changes in Securities" and Note 9 to Financial Statements.)


         ISSUANCE OF RESERVED SHARES; REGISTRATION RIGHTS. As of July 8, 1997, the Company had 33,123,190 Shares of Common Stock outstanding. The Company has reserved an additional 31,371,850 Shares for issuance as follows: (1) 3,872,500 Shares for issuance to key employees, officers, directors, consultants and advisors pursuant to the Company's Stock Option Plans; (2) 212,690 Shares for issuance to employees, officers and directors pursuant to the Company's 401(k) Plan; (3) 997,586 Shares for issuance pursuant to the Company's Employee Stock Purchase Plan; (4) 9,577,940 Shares for issuance upon exercise of three-, four-five- and seven-year Warrants issued to certain lenders, investors, consultants, directors and officers (a portion of which are subject to certain antidilutive adjustments); (5) 600,000 Shares for issuance upon conversion of the 6,000 shares of Series F Preferred Stock; (6) 1,337,176 Shares for issuance upon conversion of the 7,684 shares of Series G Preferred Stock (7) 1,275,000 Shares for issuance upon conversion of the debentures sold in the Swiss Franc-Denominated Offering; (8) 403,503 Shares for issuance upon conversion of $1,500,000 principal amount of a 4.5% Convertible Subordinated Promissory Note;
(9) 2,300,000 Shares for issuance upon conversion of $6,000,000 principal amount of a 5% Convertible Debentures; (10) 2,750,000 Shares for issuance upon conversion of $5,500,000 principal amount of a 5% Convertible Debenture; (11) 45,455 Shares for issuance upon conversion of $500,000 6% Convertible Debentures and (12) 8,000,000 Shares for issuance upon conversion of the 16,000 shares of Series H Preferred. All of the foregoing reserved Shares are, or the Company intends for them shortly to be, registered with the Commission and therefore freely salable on Nasdaq or elsewhere.

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

         DEPENDENCE ON SUBSTANTIAL CUSTOMERS. In the year ended December 31, 1996, one customer of Nexar, Government Technology Services, Inc. ("GTSI), a leading supplier of desktop systems to United States government agencies, accounted for 17.5% of the Company's revenues and 23.2% of the Company's accounts receivable balance. In the quarter ended March 31, 1997, GTSI accounted for 9.0% of the Company's revenues and 9.4% of the Company's accounts receivable balance. The Company expects that GTSI will continue to be an important customer, and that, while Nexar's revenues from GTSI will increase, such sales as a percentage of total revenue will decline substantially as the Company further expands its distribution network and increases its overall sales. Nexar has entered into an agreement with GTSI pursuant to which GTSI serves as the Company's exclusive federal reseller with respect to Government Services Administration (GSA) scheduled purchases, provided that GTSI purchases at least $35 million of Nexar's products in 1997. GTSI is under no obligation, however, to purchase any products of Nexar. If GTSI makes fewer purchases in 1997 than the Company anticipates, that would have a material adverse effect on the Company.

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

         SIGNIFICANT OUTSTANDING INDEBTEDNESS; SUBORDINATION OF DEBENTURES. The Company has incurred substantial indebtedness in relation to its equity capital and will be subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments to the holders of the Company's debentures. The Company's ability to satisfy its obligations under the debentures from cash flow will be dependent upon the Company's future performance and will be subject to financial, business and other factors affecting the operation of the Company, many of which may be beyond the Company's control. In the event the Company does not have sufficient cash resources to satisfy quarterly interest or other repayment obligations to the holders of the debentures, the Company will be in default under the debentures, which would have a material adverse effect on the Company. To the extent that the Company is required to use cash resources to satisfy interest payments to the holders of the debentures, it will have less resources available for other purposes. Inability of the Company to repay the debentures upon maturity would have a material adverse effect on the Company, which could result in a reduction of the price of the Company's Shares. The debentures will be unsecured and subordinate in right of payment to all senior indebtedness of the Company. The debentures do not restrict the Company's ability to incur additional senior indebtedness and most other indebtedness. The terms of senior indebtedness now existing or incurred in the future could affect the Company's ability to make payments of principal and/or interest to the holders of debentures. (See "Item 5. Market for Common Equity and Related Shareholder Matters"; March 31, 1997 Form 10-Q, Part II "Item 2. Changes in Securities" and
Note 8 to Financial Statements.

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

         On October 7, 1996 the Company filed a declaratory judgment action against MEHL/Biophile ("MEHL") in the United States District Court of the District of Massachusetts seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. ("Selvac" and the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition against the Company, its Spectrum Medical Technologies and Spectrum Financial Services subsidiaries, and a New Jersey dermatologist, in the United States District Court for the District of New Jersey. Selvac's complaint alleges that the Company's EpiLaser infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser or hair removal before it had received FDA approval for that specific application. The Company and Selvac have agreed to dismiss the Massachusetts litigation without prejudice. Palomar has brought in the New Jersey action its claims that the Selvac patent is invalid, that the Company has not infringed the Selvac patent, that MEHL should be enjoined from making further assertions concerning infringement and unfair competition, and that the Company should be awarded attorney fees and other appropriate relief. Thus, both the Company's and MEHL's claims will be tried on the merits in New Jersey. Automatic discovery will commence shortly. The extent of exposure of the Company cannot be determined at this time.

         The  Company  is  a  defendant  in  a  lawsuit  filed  by  Commonwealth
Associates ("Commonwealth") on March 14, 1996 in the United States District Court for the Southern District of New York. In its suit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted, and, after a damages trial before a magistrate judge in April 1997, the court awarded Commonwealth $2,917,500 (and interest of $256,570.56). The Company will appeal the matter and believes its grounds for appeal are meritorious. (See March 31, 1997 Form 10-Q "Part II, Item
1. Legal Proceedings.")





                      This space intentionally left blank]

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







                                                             ARTHUR ANDERSEN LLP



Boston,  Massachusetts,
March  7,  1997  (Except  with  respect
to the matter discussed in Note15(a) as to which the date is March 31, 1997)

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,         December 31,
                                                                                     1995                1996
ASSETS

Current Assets:
    Cash and cash equivalents                                                   $17,138,178          $16,172,731
    Marketable securities                                                           749,410            2,893,792
    Accounts receivable, net of allowance for doubtful accounts of                4,737,766           18,308,077
       approximately $445,000 and $3,113,000, respectively
    Inventories                                                                  3,649,884            18,790,484
    Loans to officers                                                              948,198               995,331
    Notes receivable related parties                                             3,161,375               464,153
    Other notes receivable                                                         ---                   899,937
    Other current assets                                                           352,130             7,623,161
                                                                                -----------           -----------
       Total current assets                                                     30,736,941            66,147,666
                                                                                -----------           -----------

Property and Equipment, at Cost, Net                                             3,165,015             8,404,605

Other Assets:
    Cost in excess of net assets acquired, net of accumulated                    3,729,508             5,024,299
       amortization of approximately  $673,000 and $1,480,000,
       respectively
    Intangible assets, net of accumulated amortization of approximately          1,597,745            2,286,058
       and $1,025,000, respectively
    Deferred costs                                                                 809,120            2,895,803
    Long-term investments                                                          500,000            3,179,554
    Loan to related party                                                          700,000            1,100,000
    Other assets                                                                   631,831            1,719,211
                                                                                ----------           ----------
       Total other assets                                                        7,968,204           16,204,925
                                                                                ----------           ----------
                                                                               $41,870,160          $90,757,196
                                                                                ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Revolving lines of credit                                                   $1,296,462           $4,558,052
    Current portion of long-term debt                                            2,574,265            2,783,683
    Contingent note payable                                                        500,000             ---
    Accounts payable                                                             4,246,950           14,304,285
    Accrued expenses                                                             4,633,557           14,669,893
                                                                                ----------           ----------
       Total current liabilities                                                13,251,234           36,315,913
                                                                                ----------           ----------

Long-Term Debt, Net of Current Portion                                           3,330,172           16,204,692
                                                                                ----------           ----------
Minority Interest in Subsidiary                                                      ---                160,000
                                                                                ----------           ----------

Commitments and Contingencies (Note 13)

Stockholders' Equity:
    Preferred stock, $.01 par value-                                                   139                  182
       Authorized - 5,000,000 shares
       Issued and outstanding -
       13,860 shares and 18,151 shares
       at December 31, 1995 and 1996
       (Liquidation preference of $18,645,956 as of December 31,
       1996)
    Common stock, $.01 par value-                                                  201,353              305,968
       Authorized - 100,000,000 shares
       Issued and outstanding - 20,135,406 shares
       and 30,596,812 shares at December 31, 1995 and 1996
    Additional paid-in capital                                                  54,152,385           104,900,551
    Accumulated deficit                                                        (25,864,657)          (64,971,200)
    Unrealized loss on marketable securities                                      ---                   (342,500)
    Subscriptions receivable from related party                                 (1,988,709)             (604,653)
    Less: Treasury Stock (200,000 shares at cost)                               (1,211,757)           (1,211,757)
                                                                                ----------           ------------
       Total stockholders' equity                                               25,288,754            38,076,591
                                                                                ----------           ------------
                                                                               $41,870,160            90,757,196
                                                                                ==========           ===========


        The accompanying notes are an integral part of these consolidated financial statements.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS






                                                    Year ended December 31,
                                                         1995            1996

Revenues                                             $21,906,504    $70,098,443

Cost of evenues                                       17,192,470     63,177,555
                                                     -----------    -----------
      Gross profit                                     4,714,034      6,920,888
                                                     -----------    -----------

Operating Expenses

      Research and development                         4,419,487      7,977,085
      Sales and marketing                              2,768,541     11,420,943
      General and administrative                       7,879,694     21,569,054
      Business development
           and other financing costs                   1,409,303      2,879,603
      Settlement and Litigation Costs                    700,000      2,255,000
      Merger expenses                                    --             443,780
                                                      ----------    -----------
            Total operating expenses                  17,177,025     46,545,465
                                                      ----------    -----------

            Loss from operations                     (12,462,991)   (39,624,577)

Interest Expense                                      (1,374,199)    (1,443,564)

Interest Income                                          913,050      1,586,620

Net Gain on Trading Securities                           201,067      2,033,371

Gain On Sale of Stock of a Subsidiary                   --            3,830,000

Other Income (Expense)                                   102,305     (4,245,642)
                                                     -----------    -----------
      Net loss                                      $(12,620,768)  $(37,863,792)
                                                     ===========   ============

Net Loss Per Common Share                              $(0.89)        $(1.49)
                                                     ==========    ============

Weighted Average Number of
    Common Shares Outstanding                        14,164,901      26,166,538
                                                     ==========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                               Preferred Stock          Common Stock             Treasury Stock
                                                             ----------------------------------------------------------------------
                                                               Number        $0.01     Number    $0.01          Number
                                                             of Shares    Par Value  of Shares Par Value       of Shares     Cost

Balance, December 31, 1994                                       --            $--     9,464,963  $94,649          --        $--

   Sale of common stock pursuant to warrants and options         --             --     2,925,093   29,251          --         --
   Sale of common stock                                          --             --     1,622,245   16,223          --         --
   Payments received on subscriptions receivable                 --             --        --        --             --         --
   Issuance of preferred stock, including common stock
              issuedas a placement fee, net of issuance costs   21,295          213      300,000    3,000          --         --
   Purchase of treasury stock                                    --             --        --        --         (200,000) (1,211,757)
   Issuance of common stock in lieu of payment of notes payab    --             --       632,144    6,321          --         --
   Repayment of convertible debentures                           --             --        --        --             --         --
   Conversion of convertible debentures                          --             --     1,943,870   19,438          --         --
   Value ascribed to convertible debentures                      --             --        --        --             --         --
   Value ascribed to warrant in exchange for license technolo    --             --        --        --             --         --
   Issuance of common stock for technology                       --             --       739,546    7,395          --         --
   Conversion of preferred stock                                (7,435)         (74)   1,775,691   17,757          --         --
   Exercise of underwriter's warrants                            --             --       200,000    2,000          --         --
   Issuance of common stock for Spectrum Medical Tech., Inc.     --             --       364,178    3,642          --         --
   Issuance of common stock for investment banking and merger
             and acquisition consulting services                 --             --       167,676    1,677          --         --
   Amortization of deferred financing costs                      --             --        --        --             --         --
   Compensation expense related to warrants issued to
             consultants and investment bankers                  --             --        --        --             --         --
   Preferred stock dividends                                     --             --        --        --             --         --
   Net loss                                                      --             --        --        --             --         --

Balance, December 31, 1995                                      13,860         $139   20,135,406 $201,353     (200,000  $(1,211,757)





                                                          Additional                 Unrealized                          Total
                                                           Paid-in    Accumulated       Loss On        Subscriptions  Stockholders'
                                                           Capital     Deficit   Marketable Securities   Receivable      Equity
                                                         --------------------------------------------------------------------------

Balance, December 31, 1994                                   $15,773,109 $(13,119,279)       $--            $--         $2,748,479

   Sale of common stock pursuant to warrants and options       7,588,888      --              --    (4,633,975)          2,984,164
   Sale of common stock                                        2,935,921      --              --             --          2,952,144
   Payments received on subscriptions receivable                  --          --              --     3,694,840           3,694,840
   Issuance of preferred stock, including common stock
          issued as as a placement fee, net of
          issuance costs                                      19,382,750      --              --              --        19,385,963
   Purchase of treasury stock                                     --          --              --              --        (1,211,757)
   Issuance of common stock in lieu of payment of notes
     payable                                                   1,873,611      --              --              --        1,879,932
   Repayment of convertible debentures                          (321,533)     --              --              --         (321,533)
   Conversion of convertible debentures                        3,071,302      --              --              --        3,090,740
   Value ascribed to convertible debentures                      899,813      --              --              --          899,813
   Value ascribed to warrant in exchange for license technolo    100,000      --              --              --          100,000
   Issuance of common stock for technology                       292,605      --              --              --          300,000
   Conversion of preferred stock                                  68,377      --              --              --           86,060
   Exercise of underwriter's warrants                          1,049,574      --              --        (1,049,574)         2,000
   Issuance of common stock for Spectrum Medical Tech., Inc.     996,358      --              --               --       1,000,000
   Issuance of common stock for investment banking and merger
             and acquisition consulting services                 416,823      --              --               --         418,500
   Amortization of deferred financing costs                      (70,583)     --              --               --         (70,583)
   Compensation expense related to warrants issued to
             consultants and investment bankers                   95,370      --              --               --          95,370
   Preferred stock dividends                                      --         (124,610)        --               --        (124,610)
   Net loss                                                       --      (12,620,768)        --               --     (12,620,768)
                                                            ----------------------------------------------------------------------
Balance, December 31, 1995                                   $54,152,385 $(25,864,657)       $--       $(1,988,709)   $25,288,754
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

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

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

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

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

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

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

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The results of operations related to Dermascan have been included with those of the Company since July 18, 1996

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

         Unaudited pro forma operating results for the Company, assuming the acquisitions of Spectrum and Comtel had been made as of January 1, 1995, are as follows (operations of CD Titles and Dermascan prior to acquisition were insignificant):


                                                           Year Ended
                                                   1995                 1996
                                               -----------          -----------
          Revenue                              $31,051,600          $70,483,048
          Net loss                             (16,827,709)         (37,901,990)
          Net loss per common share                 $(1.20)              $(1.49)

         Separate and combined results of the Company and Tissue Technologies preceding the merger were as follows:

                                                              Tissue            Palomar          Combined

         Four Months Ended May 3, 1996 (unaudited)
         Net Revenues                                        $3,093,804        $10,255,380         $13,349,184
         Net Loss                                           $(1,731,775)       $(8,259,386)        $(9,991,161)

         Year Ended December 31, 1995
         Net Revenues                                          $114,425        $21,792,079         $21,906,504
         Net Loss                                           $(1,969,793)      $(10,650,975)       $(12,620,768)

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
                                                 ================    ================

(E)  DEPRECIATION AND AMORTIZATION

         The Company provides for depreciation and amortization on property and equipment using the straight-line method, by charging to operations amounts that allocate the cost of assets over their estimated useful lives as follows:

                         Estimated
                     Asset Classification                          Useful Life
               ------------------------------------            -----------------
               Equipment under capital leases                      Term of Lease
               Machinery and Equipment                               5-8 Years
               Furniture and Fixtures                                 5 Years
               Leasehold improvements                              Term of Lease

        Property and Equipment consist of the following:

                                                      December 31,
                                                   1995               1996
                                            ----------------   -----------------
     Equipment under capital leases               $1,214,950          $2,261,339
     Machinery and equipment                       1,992,157           5,429,764
     Furniture and fixtures                          806,252           1,926,948
     Leasehold improvements                          308,158           1,160,814
                                            ----------------   -----------------
                                                   4,321,517          10,778,865
     Less:  Accumulated depreciation
                and amortization                   1,156,502           2,374,260
                                            ----------------   -----------------
                                                  $3,165,015          $8,404,605
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

(G)  DEFERRED COSTS

         Deferred costs consisted of the following at December 31, 1995 and 1996:

                                                           December 31,
                                                      1995             1996
                                                ---------------   --------------
         Prepaid Investment banking fees           $290,816              $---
         Deferred initial public offering costs           ---           952,383
         Deferred financing costs, net              518,304           1,943,420
                                                ===============   ==============
                                                    $809,120         $2,895,803
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

       As of December 31, 1995 and 1996, preferred stock authorized, issued and outstanding consists of the following:

                                                                                                        Par Value
                                                                                                       December 31,
                                                                                                       ------------
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

         The  following  table  summarizes  all stock  option  activity  for the
Company:


                                                                 Number of          Exercise              Weighted Average
                                                                   Shares             Price             Exercise Price
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1994                                    1,047,500           $1.00-3.50            $2.25
            Granted                                                 820,235            0.40-3.00             1.75
            Exercised                                              (285,000)           1.00-3.50             1.76
            Canceled                                                (75,000)               2.375             2.375
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1995                                    1,507,735          $0.40-$3.50            $2.06
            Granted                                               1,520,000           6.00-10.50             7.08
            Exercised                                              (366,735)          0.40 -3.50             1.28
            Canceled                                                 (5,000)                3.00             3.00
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1996                                     2,656,000        $2.00-$10.50             $5.03
                                                                =============    ================    ======================
Exercisable as of December 31, 1996                                1,600,998        $2.00-$10.50             $3.79
                                                                =============    ================    ======================
Available for future issuances under the plans
            as of December 31, 1996                                1,266,500
                                                                =============

     The  range  of  exercise   prices  for  options   outstanding  and  options
exercisable at December 31, 1996 are as follows:

                                Options Outstanding                                              Options Exercisable
------------------------------------------------------------------------------------    --------------------------------------

                                        Weighted Average
     Range of            Options            Remaining           Weighted Average           Options        Weighted Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable       Exercise Price
-------------------- ---------------- ---------------------- -----------------------    -------------- -----------------------

    $2.00-$3.50        1,136,000               3.04                   $2.29               1,136,000            $2.29
     6.00-10.50        1,520,000               4.75                    7.08                 464,998             7.46
                     ---------------- ---------------------- -----------------------    -------------- -----------------------
                       2,656,000               4.01                   $5.03               1,600,998            $3.79
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

     The following table summarizes stock option activity for Nexar:

                                                                   Number of               Exercise
                                                                    Shares                  Price
                                                            ------------------------   -----------------
Inception, March 7, 1995                                                  -              $          -
            Granted                                                   20,640                     .001
                                                            ------------------------   -----------------
Outstanding, December 31, 1995                                        20,640                     .001
            Granted                                                3,396,840             .0025-10.00
            Canceled                                                (361,560)                    .0025
                                                            ------------------------   -----------------
Outstanding, December 31, 1996                                     3,055,920            $.001-$10.00
                                                            ========================   =================
Exercisable as of December 31, 1996                                1,063,973            $.001-$  .0025
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

         The following table summarizes all warrant activity for the Company:

                                                                                                  Average
                                                           Number of          Exercise           Weighted
                                                             Shares             Price         Exercise Price
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1994                                 4,554,862    $0.60 - $15.00         $5.39
              Granted                                          4,835,155     0.01 -   7.50          2.36
              Exercised                                      (2,840,093)     0.60 -   5.00          3.86
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1995                                 6,549,924    0.01 -   15.00          3.82
                                                         ================  ================  ==================
Exercisable as of December 31, 1995                            6,549,924    0.60 -   15.00          3.82
                                                         ================  ================  ==================
              Granted                                          6,527,576    4.88 -   16.50          8.16
              Exercised                                       (3,101,261)   0.01 -    7.69          2.66
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1996                                 9,976,239    $0.60 - $16.50         $7.02
                                                         ================  ================  ==================
Exercisable, December 31, 1996                                 8,161,237    $0.60 - $16.50         $5.80
                                                         ================  ================  ==================





     The range of exercise prices for warrants outstanding and exercisable at December 31, 1996 are as follows:

                               Warrants Outstanding                                             Warrants Exercisable
------------------------------------------------------------------------------------    --------------------------------------

                                        Weighted Average
     Range of           Warrants            Remaining           Weighted Average          Warrants       Weighted Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable      Exercise Price
-------------------- ---------------- ---------------------- -----------------------    -------------- ----------------------

    $0.60-$1.00           98,660                    .39                 $   .67            98,660               $    .67
      2.00-4.88        2,343,579                   2.43                    2.30         2,343,579                   2.30
      5.00-7.69        4,773,742                   4.58                    6.57         3,375,407                   4.80
     8.00-16.50        2,760,258                   4.45                   12.03         2,343,591                  10.68
                     --------------------------------------------------------------------------------------------------------
                       9,976,239                   4.00                 $  7.02         8,161,237               $   5.80
                     ========================================================================================================

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
                                                                    ================      ===============

(9)  OTHER INCOME (EXPENSE)

         Other Income (Expense) consist of the following:

                                                                       December          December 31,
                                                                          31,
                                                                         1995                1996
                                                                    ----------------    ----------------
                          Foreign Currency Gain                         $    ---          $   446,596
                          Write-down of notes and
                              investments                                        --        (4,996,038)
                          Other                                          102,305              303,800
                                                                    ================    ================
                              Total                                     $102,305          $(4,245,642)
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

          During the year ended December 31, 1996 the Company made a $1,000,000 equity investment in a publicly traded technology company. In connection with this investment, a director of Palomar joined the Board of Directors of this publicly traded company. In 1996, the Company loaned $5,800,000 and paid $109,000 in consulting fees to a company owned by this director. This loan has been paid back as of December 31, 1996.

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

         Name                                Age     Position
         Louis P. Valente                    66      Chief Executive Officer, President and Director

         Michael H. Smotrich (1)             64      Secretary, Chief Technical Officer and Vice Chairman of the Board
         Steven Georgiev(1)                  62      Chairman of the Board
         Buster C. Glosson                   54      Director
         John M. Deutch                      58      Director
         A. Neil Pappalardo                  55      Director
         James G. Martin                     61      Director
         Joseph P. Caruso                    37      Treasurer, Vice President and Chief Financial Officer


         (1)  Each of those  persons may be deemed a parent  and/or  promoter of
              the   Company  as  these  terms  are  defined  in  the  Rules  and
              Regulations promulgated under the Securities Act of 1933, as amended.

        Shortly after year end, Mr. Joseph Levangie resigned as a director of the Company and was replaced by Mr. Deutch; Mr. Valente also joined the Board at that time. Messrs. Pappalardo and Martin joined the Board in June of this year. Messrs. Georgiev and Smotrich will not run for re-election as directors of the Company at the Company's 1997 Annual Meeting of Stockholders.

The background of each director, officer and key employee of the Company is as follows:


        LOUIS P. VALENTE. Mr. Valente became a director of the Company on February 1, 1997; on May 14, 1997, he became Chief Executive Officer and President of the Company. From 1968 to 1995 Mr. Valente held numerous positions at EG&G, Inc., a diversified technology company which provides optoelectronic, mechanical and electromechanical components and instruments to manufacturers and end-user customers in varied markets that include aerospace, automotive, transportation, chemical, petrochemical, environmental, industrial, medical, photography, security and other global arenas. In 1968 he began his career at EG&G, Inc. as an Assistant Controller and held executive positions including Assistant Treasurer and Corporate Treasurer before becoming a Senior Vice
President of EG&G, Inc. In this position he presided over and negotiated acquisitions, mergers and investments. Since his retirement in 1995, Mr. Valente has served in a similar role on a consulting basis. Currently, Mr. Valente serves as a director in Micrion Corporation, a publicly held company. Mr. Valente is a Certified Public Accountant and a graduate of Bentley College.

        MICHAEL H. SMOTRICH. Dr. Smotrich is the Company's Chief Technical Officer and, since May 14, 1997, Vice Chairman of the Board of Directors. Dr. Smotrich was a consultant to Dymed from May 1992 until its merger with the Company in September 1992, at which time he became the Company's Executive Vice President, Chief Operating Officer, Secretary and a director. In August 1994, Dr. Smotrich became the Company's President, a position in which he served until May 14, 1997. From July 1988 until May 1991, Dr. Smotrich was an independent consultant specializing in the development and manufacture of laser based medical products. Dr. Smotrich was Vice President of Operations at Candela Laser Corp. from June 1987 to June 1988, where he was responsible for medical laser production and product development. From July 1984 to June 1987, as Corporate Vice President of Research and Development, Dr. Smotrich was responsible for the design and development of surgical laser products at Merrimack Laboratories, Inc., which was acquired by the LaserSonics division of Cooper Laboratories, Inc. From 1972 to 1984, Dr. Smotrich was Vice President in charge of the Electro-Optics Group at Avco Everett Research Laboratory, Inc., working in the laser technology field. Dr. Smotrich received a certificate from the Advanced

Management Program at Harvard Graduate School of Business Administration and has a B.S. in Physics from the Massachusetts Institute of Technology and an M.S. and Ph.D. in Physics from Columbia University.

        STEVEN GEORGIEV. Mr. Georgiev is Chairman of the Company's Board of Directors. Mr. Georgiev served as Chief Executive Officer of the Company between November 12, 1993 and May 14, 1997, and became a full time employee of the Company on January 1, 1995. Mr. Georgiev was a consultant to Dymed from June 1991 until its September 1991 merger with the Company, at which time he became the Chairman of the Company's Board of Directors. Mr. Georgiev is a financial and business consultant to a variety of emerging, high growth companies. Mr. Georgiev has been a director of Excel Technology, Inc. since 1992, and of Dynagen, Inc. since 1996. Mr. Georgiev was Chairman of the Board of Directors of Dynatrend, Inc., a publicly-traded consulting firm that he co-founded in 1972, until February 1989. Mr. Georgiev has a B.S. in Engineering Physics from Cornell University and an M.S. in Management from the Massachusetts Institute of Technology (Sloan Fellow).

         BUSTER GLOSSON. Mr. Glosson has been a director of the Company since September 1, 1996. From 1965 until June 1994, he was an officer in the United States Air Force (USAF). Most recently, he served as a Lieutenant General and Deputy Chief of Staff for plans and operations, Headquarters USAF, Washington, D.C. Mr. Glosson is a veteran of combat missions in Vietnam and, during the Gulf War, he commanded the 14th Air Force Division and was the director of campaign plans for the United States Central Command Air Forces, Riyadh, Saudi Arabia. In 1994 he founded and has since served as President of Eagle Ltd., a consulting firm concentrating on international business opportunities in the high-technology arena. He is also Chairman and CEO of Alliance Partners Inc., an investment holding company with a focus on international business. He also serves as a director of The American Materials and Technologies Corporation, and Skysat Communication Network Corporation, both publicly held companies.

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

        A. NEIL PAPPALARDO. Mr. Pappalardo became a director of the Company on June 2, 1997. Mr. Pappalardo is the founder and serves as the Chairman and CEO of Medical Information Technology, Inc. ("Meditech"), a provider of software systems to hospitals in the United States, Canada and the United Kingdom with over 2,000 employees. Mr. Pappalardo received his B.S. in electrical engineering from M.I.T. in 1964. Mr. Pappalardo serves on the Executive as well as various other operational and academic committees at M.I.T., and is a trustee of the New England Aquarium and serves on its Board of Governors.

        JAMES G. MARTIN. Dr. Martin became a director of the Company on June 2, 1997. From 1995 through the present, Dr. Martin has served as the Vice President of Research at the Carolinas Medical Center. He has also been the Chairman of the Research Development Board of the Carolinas Medical Center since 1993. Dr. Martin was the Governor of North Carolina from 1985 to 1993. Prior to that, he served as a United States Congressman from North Carolina for six terms, from 1973 to 1984. Dr. Martin currently serves as a director for the following publicly held companies: Duke Power Company and Family Dollar, Inc. Dr. Martin has a B.S. in chemistry from Davidson College and a Ph.D. in chemistry from Princeton University.

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

                              SUMMARY COMPENSATION TABLE


                                                                                          Long-Term
                                                                                        Compensation
                                                                                           Awards
                                                                                       ----------------

                                                                                         Securities                 All
                                                                                         Underlying                Other
Name and                            Fiscal           Salary            Bonus             Options(1)            Compensation
Principal Position                  Year              ($)               ($)                 (#)                    ($)
                                --------------    ------------    ----------------    ----------------    -----------------------

Steven Georgiev                    12/31/96       $ 275,000       $305,000                  800,000                $    --
     Chief Executive Officer       12/31/95       $ 161,800       $ 50,000                  450,000                $    --
                                   12/31/94       $    --         $    --                       --                 $  80,000(2)

Michael H. Smotrich                12/31/96       $214,000        $  50,000                 300,000                $    --
     President, Chief              12/31/95       $149,400        $  50,000                 250,000                $    --
     Operating Officer,            12/31/94       $ 92,000        $  20,000                 170,000                $    --
     Secretary

Joseph P. Caruso                   12/31/96       $180,000        $  64,000                 450,000                $    --
     Vice President and  Chief     12/31/95       $109,600        $  75,000                 250,000                $    --
     Financial Officer             12/31/94       $ 70,400        $  20,000                 170,000                $    --

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

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding stock options and warrants granted during 1996 by the Company to the Named Executive
Officers:

                                              OPTION GRANTS
-----------------------------------------------------------------------------------------------------------
                                   Number of Shares       Percent of
                                      Underlying        Total Options
                                       Options             Granted        Exercise Price
Name and                               Granted           to Employee        Per Share        Expiration
Principal Position                       (#)            in Fiscal Year        ($/Sh)            Date
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

-----------------------------------------------------------------------------------------------------------

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

AGGREGATED OPTION EXERCISES IN LAST YEAR AND FISCAL YEAR-END; OPTION/SAR VALUES

         The following table sets forth information on an aggregated basis regarding the exercise of stock options during the last completed fiscal year by each of the Named Executive Officers and the value of unexercised options at December 31, 1996:

-------------------------------------------------------------------------------------------------------------------------
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
     Financial Officer

-------------------------------------------------------------------------------------------------------------------------

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

        Between the time they joined the Board and June 2, 1997, Mr. Glosson and Dr. Deutch were paid $30,000 for their services as director. Mr. Valente was paid $17,500 for his services as a director until he became Chief Executive Officer and President of the Company on May 14, 1997. Effective June 2, 1997, outside directors will receive $30,000 per year for their services as director, and $5,000 per year, per committee, for their services as members of any committee of the Board of Directors. For his services as a director, Mr. Glosson received a warrant to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share. This warrant vests over a period of three years and expires on August 26, 2001. For his services as a director, Dr. Deutch received a warrant to purchase 50,000 shares of Common Stock at an exercise price of $6.75 per share. This warrant vests immediately and expires on December 27, 2001. In accordance with Company policy, directors who are employees of the Company serve as directors without compensation. (Upon becoming Chief Executive Officer and President of the Company, Mr. Valente relinquished the warrant to purchase 50,000 shares of Common Stock that he had received for his services as an outside director.) Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Directors meetings.

EMPLOYMENT AGREEMENTS

        Effective January 1, 1997, the Company entered into three-year key employment agreements with Mr. Georgiev, Dr. Smotrich and Mr. Caruso. Pursuant to these agreements, Dr. Smotrich served as President and Chief Operating Officer at a base salary of $250,000 and Mr. Georgiev served as Chief Executive Officer at a base salary of $350,000 until their respective resignations on May 14, 1997. Mr. Caruso serves as Chief Financial Officer, at an annual base salary of $200,000. The agreements provide for bonuses as determined by the Board of Directors or Executive Committee, and employee benefits, including vacation, sick pay and insurance, in accordance with the Company's policies.

         The agreements provide that, in the event of termination (i) by the Company without cause, as defined, or by the executive for good reason, as defined, other than within one year of a change in control, the Company shall pay the executive four times the executive's annual base salary then in effect, and continue the executive's employee benefits for the remaining term of the agreement; (ii) within one year following a change in control, the Company shall pay the executive eight times the executive's annual compensation, as defined, and continue the executive's employee benefits for the remaining term of the agreement; and (iii) by the executive for good reason within one year following an approved change in control, as defined, the Company shall pay the executive eight times the executive's annual base salary then in effect and any bonus compensation to which the executive would have been entitled if he had remained as an employee under the agreement to the end of the fiscal year, and continue the executive's employee benefits for the remaining term of the agreement. In the event of resignation, the agreements provide that the Company shall pay the executive any base salary or other compensation earned (and a pro rata portion of any bonus payable with respect to the year in which resignation occurred) but not paid to the executive prior to the effective date of such resignation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of July 7, 1997, the number of shares of the Company's Common Stock owned by each director, by the Company's Principal Executive Officer and each of the other Named Executive Officers, by all directors and executive officers as a group, and by any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

                                                                                              Percentage
                                                             Number of Shares                  of Class
Name and Address of Beneficial Owner                        Beneficially Owned                   (1)
------------------------------------                        ------------------                ----------
Louis P. Valente(2)                                                404,000                      1.22
66 Cherry Hill Drive
Beverly, MA  01915

Joseph P. Caruso(3)                                                901,590                      2.72%
66 Cherry Hill Drive
Beverly, MA  01915

Michael H. Smotrich(4)                                           1,214,256                      3.67%
66 Cherry Hill Drive
Beverly, MA  01915

Steven Georgiev(5)                                               1,272,871                      3.84%
66 Cherry Hill Drive
Beverly, MA  01915

Buster C. Glosson(6)                                               119,999                        *
66 Cherry Hill Drive
Beverly, MA  01915

John M. Deutch(7)                                                   50,000                        *
66 Cherry Hill Drive
Beverly, MA  01915



A. Neil Pappalardo(8 )                                              50,000                        *
66 Cherry Hill Drive
Beverly, MA  01915

James G. Martin( 8)                                                 50,000                        *
66 Cherry Hill Drive
Beverly, MA  01915

All Directors and Executive Officers as a Group                  4,062,716                      12.28%
(8 persons)(9)

*     Less than one percent.

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage ownership is based on 33,083,190 shares of Common Stock outstanding.

(2) Includes 400,000 shares of Common Stock which Mr. Valente has the right to acquire within 60 days pursuant to the exercise of warrants.

(3) Includes 833,332 shares of Common Stock which Mr. Caruso has the right to acquire within 60 days pursuant to the exercise of options and warrants, and 1,432 shares held in the Company 401(k) Plan.

(4) Includes 686,666 shares of Common Stock which Mr. Smotrich has the right to acquire within 60 days pursuant to the exercise of options and warrants, and 8,000 shares of Common Stock owned by family members.

(5) Includes 903,666 shares of Common Stock which Mr. Georgiev has the right to acquire within 60 days pursuant to the exercise of options and warrants, 40,000 shares of Common Stock held by family members and 2,051 shares held in the Company 401(k) Plan.

(6) Includes 119,999 shares of Common Stock which Mr. Glosson has the right to acquire within 60 days pursuant to the exercise of options and warrants.

(7) Includes 50,000 shares of Common Stock which Mr. Deutch has the right to acquire within 60 days pursuant to the exercise of warrants.

(8) Includes 50,000 shares of Common Stock which Messrs. Martin and Pappalardo have the right to acquire within 60 days pursuant to the exercise of warrants.

(9) Total issued and outstanding shares includes an aggregate of 2,406,997 shares issuable pursuant to options and warrants exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       From January 1996 to March 1997 the Company has advanced varying amounts to Steven Georgiev, the Company's Chairman of the Board; the total outstanding indebtedness, with interest, at June 5, 1997 was $985,872.99. These advances are evidenced by demand promissory notes which bear interest at 7% and are fully collateralized by stock in the Company and American Materials & Technologies Corporation ("AM&T).

        From January 1996 to February 1997 the Company has advanced varying amounts to Michael H. Smotrich, the Company's Chief Technical Officer; the total outstanding indebtedness, with interest, at June 5, 1997 was $508,314.48. These advances are evidenced by demand promissory notes which bear interest at 7% and are collateralized by stock in the Company at a 90% loan to value ratio.

        At December 31, 1995, the Company had notes receivable for $3,150,000 from AM&T evidenced by a $3,000,000 promissory note and a $150,000 promissory note, both with interest at the rate of 10% per annum. Steve Georgiev is Chairman of the Board of AM&T and owns 13% of AM&T's outstanding common stock. On March 29, 1996, the Company assigned a portion of its notes receivable at a face value of $1,500,000 to a non-affiliated individual for $1,500,000. The remaining outstanding portions of the notes was paid off in 1996. The Company owns a total of 463,664 shares of AM&T's common stock at March 31, 1997. These shares were purchased at a cost of $375,000 and have a market value at March 31, 1997 of $2,781,984.

        In 1996 the Company had loans outstanding at various points in time totaling $5,800,000 to Alliance Partners, Inc. Buster Glosson, a director of the Company, is Chairman and Chief Executive Officer of Alliance Partners, Inc. These loans accrued interest at a rate of 10% per annum.

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

        On March 31, 1997, Steven Georgiev pledged 112,000 shares of his AM&T common stock in favor of the Company to secure a loan of $500,000 made by the Company to JCV Capital Corp.; on April 16, 1997, Mr. Georgiev decreased the number of AM&T shares pledged to 100,000

        (See also "Employment Agreements.")

        The Company believes the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company's policy, as adopted by its Board of Directors on December 16, 1996, is that, in order to reduce the risks of self-dealing or a breach of the duty of loyalty to the Company, all transactions between the Company and any of its officers, directors or principal stockholders must be for bona fide purposes, will be subject to approval by a majority of the disinterested members of the Board of Directors of the Company, and must be on terms no less favorable to the Company than could be obtained from unaffiliated parties. On May 13, 1997, the Board of Directors unanimously adopted a resolution prohibiting any further loans to officers, directors or stockholders of the Company.

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

###2.12           Agreement for Purchase of Stock dated July 12, 1996, by and between the Company, Eleanor Roberts Weisman and Wallace Roberts.

----3.1           Restated Certificate of Incorporation, as amended.


&&3.2             Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on December 16, 1996.


&3.3              Certificate of  Designation of Series G Convertible  Preferred
                  Stock as filed with the Delaware Secretary of State on September 26, 1996.

###3.4            Certificate of Designation of Series H Convertible Preferred Stock as filed with the Delaware Secretary of State on March 26, 1997.

3.5               Bylaws, as amended

4.1               Form of Common Stock Certificate.

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

###10.48          Employment Agreement dated as of  January 1, 1997, between the Company and Steven Georgiev.

###10.49          Employment Agreement dated as of January 1, 1997, between the Company and Michael H. Smotrich.

###10.50          Employment Agreement dated as of January 1, 1997, between the Company and Joseph P. Caruso.

###10.51          Employment Agreement dated as of January 1, 1997, between the Company and Anthony Fiorillo.

###10.52          Securities Purchase Agreement between the Company and RGC International Investors, LDC, dated March 27,
                  1997.

###10.53          Registration Rights Agreement between the Company and RGC International Investors, LDC, dated March
                  27, 1997.

&&&&&10.54        Form of Promissory Note dated October 17, 1996.

&&&&&10.55        Form of Subscription Agreement dated October 16, 1996.

10.56             Supplement to Securities Purchase Agreement dated May 5, 1997.

10.57             Supplement to Registration Rights Agreement dated May 5, 1997.

10.58             Supplement to Securities Purchase Agreement dated May 23, 1997.

10.59             Supplement to Registration Rights Agreement dated May 23, 1997.

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

&&&               Previously filed as an exhibit to Form S-3 Registration Statement No. 333-22725 filed on March 4, 1997, and incorporated herein by reference.

&&&&              Previously filed as an exhibit to the Current Report on Form 8-K dated May 16, 1996, and incorporated herein by reference.

&&&&&             Previously filed as an exhibit to Form S-3 Registration Statement No. 333-28251 filed on May 30, 1997 and incorporated herein by reference.

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

  (B)  REPORTS ON FORM 8-K

            None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on July 28Ma, 1997.


                                              PALOMAR MEDICAL TECHNOLOGIES, INC.





                                              By:  /s/ Louis P. Valente
                                                 -------------------------------
                                                   Louis P. Valente
                                                   President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                          Name                                   Capacity                             Date

            /s/ Louis P. Valente                 President, Chief Executive                      July 11, 1997
            ---------------------------------
            Louis P. Valente                     Officer and Director

            /s/ Joseph P. Caruso                 Chief Financial Officer and Treasurer           July 11, 1997
            ---------------------------------
            Joseph P. Caruso                     ( Principal Financial Officer and
                                                 Principal Accounting Officer)

            /s/ Dr. Michael H. Smotrich          Chief Technical Officer,                        July 11, 1997
            ---------------------------------
            Dr. Michael H. Smotrich              and Director

            /s/ Steven Georgiev                  Chairman of the Board                           July 11, 1997
            ---------------------------------
            Steven Georgiev

            /s/ Buster C. Glosson                Director                                        July 11, 1997
            ---------------------------------
            Buster C. Glosson

            /s/ John M. Deutch                   Director                                        July 11, 1997
            ---------------------------------
            John M. Deutch

            /s/ James G. Martin                  Director                                        July 11, 1997
            ---------------------------------
            James G. Martin

            /s/ A. Neil Pappalardo               Director                                        July 11, 1997
            ---------------------------------
            A. Neil Pappalardo
