Form 10-Q
period 1997-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1997-08-14
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340


                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                             Delaware                                                                    04-3128178
--------------------------------------------------------------                       ---------------------------------------
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

        As of July 30, 1997, 33,149,170 shares of Common Stock, $.01 par value per share, were outstanding.

        Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                      ---   --

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets - December 31, 1996 and June 30, 1997             P.  3

         Consolidated Statements of Operations - For the Three and Six Months Ended
                  June 30, 1996 and 1997                                                         P.  4

         Consolidated Statement of Stockholders' Equity - For the Six Months Ended
                  June 30,  1997                                                                 P.  5

         Consolidated Statements of Cash Flows - For the Six Months Ended
                  June 30, 1996 and 1997                                                         P.  6

         Notes to Consolidated Financial Statements                                              P.  8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                P. 15

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                              P. 22

         ITEM 2.  CHANGES IN SECURITIES                                                          P. 22

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                P. 23

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                                                          P. 23

         ITEM 5.  OTHER INFORMATION                                                              P. 23

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               P. 23

SIGNATURES                                                                                       P. 24


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                   The accompanying notes are an integral part
                  of these consolidated financial statements.




                                                                                      December 31,         June 30,
                                                                                      1996                   1997
                                                                                  --------------        ---------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                     $16,172,731            $21,085,277
      Marketable securities                                                           2,893,792              2,401,550
      Accounts receivable                                                            18,308,077             22,825,978
      Inventories                                                                    18,790,484             21,199,188
      Loans to officers                                                                 995,331              1,841,816
      Notes receivable related parties                                                  464,153                746,199
      Other notes receivable                                                            899,937                883,406
      Other current assets                                                            7,623,161              3,486,380
                                                                                  --------------        ---------------
           Total current assets                                                      66,147,666             74,469,794
                                                                                  --------------        ---------------

Property and Equipment, at Cost, Net                                                  8,404,605             12,844,959
                                                                                  --------------        ---------------
Other Assets:
      Cost in excess of net assets acquired, net                                      5,024,299              4,619,424
      Intangible assets, net                                                          2,286,058              1,632,293
      Deferred costs                                                                  2,895,803              1,766,671
      Long-term investments                                                           3,179,554              4,340,134
      Loan to related party                                                           1,100,000                244,270
      Other assets                                                                    1,719,211              1,480,403
                                                                                  --------------        ---------------
           Total other assets                                                        16,204,925             14,083,195
                                                                                  --------------        ---------------

                                                                                    $90,757,196           $101,397,948
                                                                                  ==============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

      Revolving lines of credit                                                      $4,558,052             $5,168,674
      Current portion of long-term debt                                               2,783,683              2,646,537
      Accounts payable                                                               14,304,285             12,378,982
      Accrued expenses                                                               14,669,893             18,729,575
                                                                                  --------------        ---------------
           Total current liabilities                                                 36,315,913             38,923,768
                                                                                  --------------        ---------------

Long-Term Debt, Net of Current Portion                                               16,204,692             20,011,215
                                                                                  --------------        ---------------

Minority Interest                                                                       160,000              7,086,050
                                                                                  --------------        ---------------

Commitments and Contingencies
Stockholders' Equity:
      Preferred stock, $.01 par value-                                                      182                    298
           Authorized - 5,000,000  shares Issued and outstanding - 18,151 shares and 29,707 shares at December 31, 1996 and June 30, 1997
      Common stock, $.01 par value-                                                     305,968                330,832
           Authorized - 100,000,000 shares
           Issued and outstanding - 30,596,812 shares
           and 33,083,190 shares at December 31, 1996 and June 30, 1997
      Additional paid-in capital                                                    104,900,551            134,274,308
      Accumulated deficit                                                          (64,971,200)           (95,876,557)
      Unrealized loss on marketable securities                                        (342,500)            (1,409,263)
      Subscriptions receivable from related party                                     (604,653)              (504,653)
      Less: Treasury stock-
           (200,000 and 275,000 shares at cost, respectively)                       (1,211,757)            (1,438,050)
                                                                                  --------------        ---------------
           Total stockholders' equity                                                38,076,591             35,376,915
                                                                                  --------------        ---------------

                                                                                    $90,597,196           $101,397,948
                                                                                  ==============        ===============

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                         1996            1997               1996             1997
                                                     ------------------------------     -------------------------------

Revenues                                              $17,538,019      $24,773,595        $24,463,020      $44,900,033

Cost of Revenues                                       14,821,014       23,198,121         22,104,780       43,204,343
                                                     ------------------------------     -------------------------------

        Gross profit                                    2,717,005        1,575,474          2,358,240        1,695,690
                                                     ------------------------------     -------------------------------

Operating Expenses

        Research and development                        2,374,494        3,076,085          4,091,297        5,923,891
        Sales and marketing                             2,604,532        4,622,186          4,171,670        7,872,598
        General and administrative                      4,555,102        5,756,053          8,211,756       11,084,838
        Business development and other financing        1,444,822          807,919          1,942,096        1,464,158
        costs
        Pooling-of-interest expenses                      443,780              ---            443,780              ---
        Settlement and litigation costs                      ---           400,000                ---        3,550,000
                                                     ------------------------------     -------------------------------

               Total operating expenses                11,422,730       14,662,243         18,860,599       29,895,485
                                                     ------------------------------     -------------------------------

               Loss from operations                   (8,705,725)     (13,086,769)       (16,502,359)     (28,199,795)

Interest Expense                                        (414,197)      (1,904,807)          (738,879)      (3,569,584)

Interest Income                                           597,253          325,303          1,203,447          523,557

Net Gain (Loss) on Trading Securities                     613,234         (529,940)           728,318          549,977

Other Expense                                                 ---         (585,147)               ---         (450,660)

Minority Interest in Loss of Subsidiary                    15,096          968,372             45,671          968,372
                                                     ------------------------------     -------------------------------

        Net loss                                      $(7,894,339)    $(14,812,988)      $(15,263,802)    $(30,178,133)
                                                     ==============================     ===============================

Net Loss Per Common Share (Note 6)                         $(0.32)          $(0.49)            $(0.66)          $(1.01)
                                                     ==============================     ===============================

Weighted Average Number of
    Common Shares Outstanding                          25,643,137       32,699,944         23,892,331       31,528,613
                                                     ==============================     ===============================

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                          The accompanying notes are an
           integral part of these consolidated financial statements.







                                                                 Preferred Stock     Common Stock           Treasury Stock
                                                                ----------------------------------------------------------------
                                                                 Number     $0.01   Number    $0.01       Number
                                                                   of       Par      of        Par          of          Cost
                                                                 Shares     Value   Shares    Value       Shares
                                                                ----------------------------------------------------------------

Balance, December 31, 1996                                        18,151     $182  30,596,812  $305,968   (200,000) ($1,211,757)

     Sale of common stock pursuant to warrants and options           --       --      589,879     5,899         --           --
     Payments received on subscriptions receivable                   --       --           --        --         --           --
     Issuance of preferred stock                                  16,000      160          --        --         --           --
     Issuance of common stock for 1996 employer 401(k)               --       --       41,425       414         --           --
     matching contribution
     Conversion of preferred stock                                (4,444)     (44)    695,683     6,957         --           --
     Conversion of convertible debentures                            --       --      896,657     8,967         --           --
     Issuance of common stock for investment banking and merger
               and acquisition consulting services                   --       --        5,000        50         --           --
     Value ascribed to the discount feature of convertible           --       --           --        --         --           --
     debentures issued
     Issuance of common stock for Employee Stock Purchase Plan       --       --        2,414        24         --           --
     Compensation expense related to warrants issued to
               non-employees under Statement of
               Financial Accounting Standards No. 123                --       --          --         --         --           --
     Unrealized loss on marketable securities                        --       --          --         --         --           --
     Preferred stock dividends                                       --       --          --         --         --           --
     Issuance of common stock for technology                         --       --      255,320     2,553         --           --
     Purchase of treasury stock                                      --       --          --         --    (75,000)    (226,293)
     Gain related to the issuance of common stock by Nexar           --       --          --         --         --           --
     Technologies, Inc.
     Net loss                                                        --       --          --         --         --           --
                                                                ---------------------------------------------------------------

Balance, June 30, 1997                                            29,707     $298 33,083,190   $330,832   (275,000) ($1,438,050)
                                                                ===============================================================




                                                                 Additional           Unrealized (Loss)                   Total
                                                                  Paid-in    Accumulated   Gain on      Subscription  Stockholders'
                                                                  Capital      Deficit    marketable      Receivable      Equity
                                                                                          securities
                                                                -------------------------------------------------------------------

Balance, December 31, 1996                                      $104,900,551 ($64,971,200)    ($342,500) ($604,653) $38,076,591

     Sale of common stock pursuant to warrants and options         1,139,229           --            --         --    1,145,128
     Payments received on subscriptions receivable                        --           --            --    100,000      100,000
     Issuance of preferred stock                                  14,999,840           --            --         --   15,000,000
     Issuance of common stock for 1996 employer 401(k)               268,848           --            --         --      269,262
     matching contribution
     Conversion of preferred stock                                   179,579           --            --         --      186,492
     Conversion of convertible debentures                          3,057,848           --            --         --    3,066,815
     Issuance of common stock for investment banking and merger
               and acquisition consulting services                    38,075           --            --         --       38,125
     Value ascribed to the discount feature of convertible           787,582           --            --         --      787,582
     debentures issued
     Issuance of common stock for Employee Stock Purchase Plan        13,525           --            --         --       13,549
     Compensation expense related to warrants issued to non-employees
               under Statement of Financial Accounting               332,977           --            --         --      332,977
     Standards No. 123
     Unrealized loss on marketable securities                             --           --    (1,066,763)        --   (1,066,763)
     Preferred stock dividends                                            --     (727,224)           --         --     (727,224)
     Issuance of common stock for technology                       1,146,388           --            --         --    1,148,941
     Purchase of treasury stock                                           --           --            --         --     (226,293)
     Gain related to the issuance of common stock by Nexar         7,409,866           --            --         --    7,409,866
     Technologies, Inc.
     Net loss                                                             --  (30,178,133)           --         --  (30,178,133)
                                                                ----------------------------------------------------------------

Balance, June 30, 1997                                          $134,274,308 ($95,876,557)  ($1,409,263) ($504,653) $35,376,915

                                                                ================================================================

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                     Six Months Ended June 30,
                                                                    ---------------------------
                                                                        1996           1997
                                                                    -------------   -----------

Cash Flows from Operating Activities
     Net loss                                                       $(15,263,802)  $(30,178,133)
     Adjustments to reconcile net loss to net cash
        used in operating
        activities-
        Depreciation and amortization                                  1,327,467      2,144,952
        Settlement and litigation costs                                      --       2,900,000
        Write-off of in-process research and development                  57,212             --
        Write-off of deferred financing costs associated with
            redemption of convertible debentures                         201,500         27,554
        Valuation allowances for notes and investments                       --         435,912
        Minority interest in loss of subsidiary                         (30,572)       (948,372)
        Accrued interest receivable on trading securities
            and subscription receivable                                (269,092)             --
        Foreign currency exchange gain                                   --             (608,357)
        Noncash interest expense related to convertible                  117,105       2,302,012
        debentures
        Noncash compensation related to common stock and warrants        903,584         371,102
        Realized gain on marketable securities                           --               49,693
        Unrealized gain on marketable securities                         172,880        (599,639)
        Changes in assets and liabilities, net of effects
            from business combinations;
            Purchases of marketable securities                       (8,737,890)        (152,938)
            Sale of marketable securities and
                  interest received on marketable securities           7,936,148        1,189,501
            Accounts receivable                                      (5,768,220)       (5,098,122)
            Inventories                                              (7,674,475)       (2,538,166)
            Other current assets and loans to officers               (1,287,632)       (2,240,096)
            Accounts payable                                           7,633,792         (675,242)
            Accrued expenses                                           2,310,158          557,656
                                                                    -------------      -----------
                  Net cash used in operating activities             (18,371,837)      (33,060,683)
                                                                    -------------      -----------

Cash Flows from Investing Activities
     Cash paid for purchase of Comtel Electronics, Inc., net of        (146,586)               --
     cash acquired
     Net proceeds received from sale of subsidiary stock                     --         3,925,000
     Purchases of property and equipment                             (1,009,162)       (5,893,602)
     Increase in intangible assets                                     (325,000)         (351,059)
     (Increase) Decrease in other assets                             (1,227,981)          238,808
     Loans to related parties                                        (5,924,314)       (1,250,000)
     Deferred offering costs                                                 --          (199,541)
     Payments received on loans to related parties                     1,491,301          871,288
     Repurchase of Nexar Technologies, Inc. common stock                     --        (2,777,484)
     Investment in nonmarketable securities                          (4,946,479)       (2,257,631)
                                                                    -------------      -----------
                  Net cash (used in) provided by investing          (12,088,221)       (7,694,221)
                  activities
                                                                    -------------      -----------


                   The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)



                                                                          Six Months Ended June 30,
                                                                         --------------------------
                                                                           1996          1997
                                                                         -------------  -----------
Cash Flows from Financing Activities
     Net proceeds from Nexar Technologies, Inc. initial public offering                 19,667,910
     Proceeds from issuance of convertible debentures                             --    10,225,169
     Proceeds from issuance of notes payable                                      --     1,500,000
     Redemption of convertible debentures                                   (930,000)     (196,000)
     Payments of notes payable and capital lease obligations                (502,367)   (2,159,077)
     Net proceeds from revolving lines of credit                             460,644       610,622
     Proceeds from sale of common stock                                    3,276,380        13,549
     Proceeds from exercise of warrants and stock options                  5,893,179     1,145,128
     Issuance of preferred stock                                          15,435,227    15,000,000
     Payment of contingent note payable                                     (500,000)           --
     Redemption of preferred stock, including accrued dividends           (3,194,375)           --
     of $71,223
     Purchase of treasury stock                                                   --      (139,851)
     Payments received on subscriptions receivable                         2,009,591            --
                                                                         -------------  -----------
                  Net cash provided by financing activities               21,948,279   45,667,450
                                                                        -------------  -----------
Net increase (decrease) in cash and cash equivalents                     (8,511,779)    4,912,546
Cash and cash equivalents, beginning of period                           17,138,178    16,172,731
                                                                        -------------  -----------
Cash and cash equivalents, end of period                                 $8,626,399   $21,085,277
                                                                       =============  ============

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                                $383,393      $549,822
                                                                       =============  ============

Supplemental Disclosure of Noncash Financing and Investing Activities:
     Conversion of convertible debentures and related accrued
        interest, net of financing fees                                  $1,172,763    $3,066,815
                                                                      =============   ============

     Amortization of deferred financing costs                               $54,167           $--
                                                                      =============   ============

     Conversion of preferred stock                                         $233,842      $186,492
                                                                      =============   ============

     Dividends payable                                                     $508,344      $727,224
                                                                      =============   ============

     Issuance of common stock for employer 401(k)
        matching contribution                                              $160,598      $269,262
                                                                      =============   ============

     Common stock issued for repurchase of minority interest             $1,710,000           $--
                                                                      =============   ============

     Issuance of common stock for technology                                    $--    $1,148,941
                                                                      =============   ============

Acquisition of Comtel Electronics, Inc.
     Liabilities assumed                                                   (258,144)          $--
     Fair value of assets acquired                                           72,661            --
     Cash paid, net of cash acquired                                       (146,586)           --
                                                                       -------------  ------------
Cost In Excess of Net Assets Acquired                                      (332,069)          $--
                                                                       =============  ============



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

        The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and/ or other prospective sources in order to fund future operations. The Company has financed current operations, expansion of its core business and outside short-term financial investments primarily through the private sale of debt and equity securities of the Company. The Company anticipates that it will require additional financing throughout the year to continue to fund operations and growth. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities and/or the liquidation of some of its marketable and long-term investments. The sale by the Company of some of its marketable securities could result in additional losses depending on market conditions at the time of these sales. Sales of securities to private investors are sold at a discount to the public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register these securities for resale to the public at some future time.


2.      INVESTMENTS

        The fair values for the Company's marketable equity securities are based on quoted market prices. The fair values of nonmarketable equity securities, which represent equity investments in early stage technology companies, are based on the financial information provided by these ventures and other factors. The amount that the Company realizes from these investments may differ significantly from the amounts recorded in the accompanying unaudited consolidated financial statements.

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity will be reported at amortized cost and are classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1996 and June 30, 1997. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities and any unrealized gains or losses are recorded as a component of stockholders' equity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are included currently in the accompanying unaudited statements of operations.


                                                                                June 30, 1997
                                                           -------------------------------------------------------
                                                                            Gross         Gross
                                                                         Unrealized    Unrealized        Fair
                                                              Cost          Gain          Loss           Value
                                                           ------------  ------------  ------------   ------------
             Trading Securities:
                    Investments in publicly
                    traded companies                          $684,327    $1,801,223       $84,000     $2,401,550
                                                           ------------  ------------  ------------   ------------

             Available-for-Sale:
                    Investments in publicly
                    traded companies                        $2,494,550       ---        $1,409,263     $1,085,287
                                                           ------------  ------------  ------------   ------------
                    Total                                   $3,178,877    $1,801,223    $1,493,263     $3,486,837
-------------                                              ============  ============  ============   ============




3.      INVENTORIES

        Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:


                                                                    December 31,          June 30,
                                                                        1996                1997
                                                                   ----------------    ----------------
                           Raw materials                               $13,266,204         $11,383,310
                           Work in process and finished goods            5,524,280           9,815,878
                                                                   ----------------    ----------------
                                                                       $18,790,484         $21,199,188
                                                                   ================    ================


4.      PROPERTY AND EQUIPMENT

        Property and Equipment consist of the following:


                                                                      December 31,          June 30,
                                                                          1996                1997
                                                                    -----------------    ---------------
                            Equipment under capital leases                $2,261,339         $2,519,933
                            Machinery and equipment                        5,429,764          9,371,762
                            Furniture and fixtures                         1,926,948          3,162,539
                            Leasehold improvements                         1,160,814          1,556,344
                                                                    -----------------    ---------------
                                                                          10,778,865         16,610,578
                            Less:  Accumulated depreciation
                                       and amortization                    2,374,260          3,765,619
                                                                    -----------------    ---------------
                                                                          $8,404,605        $12,844,959
                                                                    =================    ===============

5.      ACCRUED EXPENSES

        Accrued Expenses consist of the following:

                                                                     December 31,          June 30,
                                                                         1996                1997
                                                                    ----------------    ---------------
                          Payroll and consulting costs                   $3,456,311         $2,496,769
                          Professional fees                                 961,815            667,563
                          Settlement costs                                1,755,000          3,780,000
                          Warranty                                        2,854,401          3,169,532
                          Deferred revenue/gain                             256,912          2,987,912
                          Other                                           5,385,454          5,627,799
                                                                    ================    ===============
                              Total                                     $14,669,893        $18,729,575
                                                                    ================    ===============


6.      NET LOSS PER COMMON SHARE

        For the three and six months ended June 30, 1996 and 1997, net loss per common share has been computed by dividing the net loss, as adjusted for preferred stock dividends and amortization of the value ascribed to the discount feature of the Series H Preferred stock, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered as outstanding, as the result would be antidilutive.

        The calculation of the Company's net loss per common share for the three and six months ended June 30, 1996 and 1997 is as follows:


                                                          Three Months Ended                        Six Months Ended


                                                     June 30,             June 30,           June 30,             June 30,
                                                       1996                 1997               1996                 1997
                                                 -----------------     ---------------    ----------------     ---------------
          Net Loss                                   $(7,894,339)       $(14,812,988)       $(15,263,802)       $(30,178,133)
          Preferred stock dividends                     (265,222)           (432,228)           (508,344)           (727,224)
          Amortization of value ascribed to
          preferred stock conversion discount          ---                  (941,176)           ---                 (941,176)
                                                 -----------------     ---------------    ----------------     ---------------
          Adjusted net loss                          $(8,159,561)       $(16,186,392)       $(15,772,146)       $(31,846,533)
                                                 =================     ===============    ================     ===============

          Net Loss Per Common Share                       $(0.32)             $(0.49)             $(0.66)             $(1.01)
                                                 =================     ===============    ================     ===============

          Weighted Average Number of
                     Common shares outstanding         25,643,137          32,699,944          23,892,331          31,528,613
                                                 =================     ===============    ================     ===============

        In March of 1997, SFAS No. 128, Earnings Per Share, was issued which established new standards for calculating and presenting earnings per share. The Company is required to adopt this new standard in its 1997 financial statements. In accordance with this new standard, basic and diluted earnings per share for the three months ended June 30, 1996 and 1997 are $(0.32) and $(0.49), respectively, and the six months ended June 30, 1996 and 1997 are $(0.66) and $(1.01), respectively.

7.       NOTES PAYABLE AND DEMAND LINE OF CREDIT

Notes payable consist of the following:

                                                                                            December 31,       June 30,
                                                                                                1996             1997
                                                                                           ---------------- --------------
Dollar denominated convertible debentures                                                       $7,288,063    $12,305,678
Swiss franc denominated convertible debentures                                                   7,222,846      6,414,642
7.4% to 21% Capital lease obligations, maturities ranging from August 1997 to May 2001           2,290,847      2,296,093
Margin loan collateralized by subsidiary stock                                                   ---            1,500,000
Other notes payable                                                                              2,186,619        141,339
                                                                                           ---------------- --------------
                                                                                                18,988,375     22,657,752
Less - current maturities                                                                        2,783,683      2,646,537
                                                                                           ---------------  --------------
                                                                                               $16,204,692    $20,011,215
                                                                                           ================ ==============

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

        During the second quarter, investors converted $1,600,000 in face value of 4.5% convertible debentures into 543,466 shares of common stock with unamortized deferred financing costs of $131,778.

        During the first quarter, the Company's Comtel Electronics, Inc. ("Comtel") subsidiary failed to satisfy certain financial covenants for its line of credit with a bank due on November 30, 1998. The total amount outstanding at June 30, 1997 was $3,430,867. The Company has had discussions with this bank during and subsequent to the second quarter to amend these financial covenants so that Comtel will be in compliance. Since Comtel does not have a definitive agreement, the Company has classified the amount outstanding in current liabilities as a demand line of credit.

        During the second quarter the Company repaid an existing $1,200,000 bridge loan plus accrued interest. In addition, the bridge loan holders were given 99,001 shares of Nexar Technologies, Inc. ("Nexar") common stock and a warrant to purchase 95,625 shares of Dynaco Corp. common stock at $1.20 per share in exchange for their Palomar Electronic Corporation warrants. This exchange was consummated based on the relative fair values of Dynaco and Nexar common stock.

        During the second quarter the Company borrowed on margin $1,500,000 from an investment banker. The Company pledged its shares of Nexar's common stock as collateral. This loan bears interest at 8.875% and was repaid subsequent to quarter end.

        On July 3, 1996, the Company raised $7,669,442 through the issuance of 9,675 units in a convertible debenture financing. These units are traded on the Luxembourg Stock Exchange. Each unit consists of a convertible debenture denominated in 1,000 Swiss Francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share and is due July 3, 2003. The warrants are non-detachable and may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures accrues at a rate of 4.5% per annum and is payable quarterly in Swiss Francs. The convertible debentures may be converted by the holder or the Company commencing October 1, 1996 at a conversion price equal to from 100% to 77.5% of the price per share of the Company's common stock, calculated as defined. This conversion price decreases from the third anniversary to the seventh anniversary of the Swiss Franc convertible debentures but in no event is less than $9.60 per share. The Company ascribed a value of $1,917,360 to this discount conversion feature of this convertible debenture. This amount will be amortized to interest expense over the remaining life of the Swiss Franc convertible debenture. As of June 30, 1997, the carrying value of the Swiss Franc convertible debentures was $6,414,142 based on the exchange rate as of that date.

8.      STOCKHOLDERS' EQUITY

        (a)     Options

        During the six months ended June 30, 1997 the Company issued options to purchase 160,000 shares of common stock at prices ranging from $4.125 to $6.50 per share to certain employees. One individual exercised an option to purchase 25,000 shares of common stock at a price of $3.00. The total proceeds received by the Company were $75,000.

        (b)     Warrants

        During the six months ended June 30, 1997 the Company issued to certain directors warrants to purchase 500,000 shares of common stock at prices ranging from $3.25 to $4.00. This includes a warrant to purchase 400,000 shares of the Company's common stock issued to the Company's newly appointed Chief Executive Officer. During the six months ended June 30, 1997, certain warrantholders exercised warrants to purchase 559,192 shares of common stock at prices ranging from $.60 to $2.25. The Company received total proceeds of $1,070,128 related to the exercise of the warrants. In addition, net warrants to purchase 5,687 share of common stock were exercised in the six months ending June 30, 1997.

        (c)     Reserved Shares

        At June 30, 1997, the Company has reserved shares of its common stock for the following:

                                                                   June 30,
                                                                     1997
                                                                ---------------
             Convertible debentures                                4,498,407
             Stock option plans                                    3,897,500
             Warrants                                              9,577,940
             Employee 401(k) plan                                    212,690
             Employee stock purchase plan                            997,586
             Convertible preferred stock                           7,755,358
                                                              ---------------
                                   Total                          26,939,481
                                                              ===============

        (d)     Convertible Preferred Stock

        During the second quarter of 1997, the Company completed the issuance of 10,000 shares of Series H Convertible Preferred Stock ("Series H Preferred") for $10,000,000. The Series H Preferred accrues interest at varying rates of 6% to 8% per annum, as defined. The Series H Preferred may be converted into common stock, including any accrued but unpaid interest, at 100% of the average stock price for the first 179 days from the closing date, 90% of the average stock price for the following 90 days and 85% of the average stock price thereafter. The average stock price for the Series H Preferred is the average closing bid price for the ten trading days immediately preceding the conversion date, but in no event less than $6.00 on or prior to September 27, 1997 and, thereafter, at the lower of $6.00 or the average closing bid price for the 20 consecutive trading days prior to September 27, 1997. The conversion price is also adjustable for certain antidilutive events, as defined. The holder is restricted for the first 209 days following the closing date to converting no more than 33% of the Series H Preferred in any 30 day period (or 34% in the last 30 day period). Under certain conditions, the Company has the right to redeem the Series H Preferred. The Company has ascribed a value of $2,823,529 to this discount conversion feature of the Series H Preferred. This amount is being amortized as an adjustment to earnings available to common shareholders over the most favorable conversion period attainable to the holders of the Series H Preferred (270 days from the date of issuance of the Series H Preferred). See
Note 6.

        (e)     Stock Purchase Program

        During the second quarter of 1997, the Company purchased 75,000 shares of its common stock at an aggregate cost of $226,293 as part of a treasury stock purchase program approved by its Board of Directors in May of 1997. Subsequent to June 30, 1997 the Company purchased an additional 70,000 shares of its common stock under this program at an aggregate price of $200,809.

        (f)     Purchased Technology

        On February 28, 1997, Nexar entered into an Asset Purchase and Settlement Agreement as discussed in Note 15 of the Company's Form 10-KSB, as amended, as of and for the year ended December 31, 1996. Under the terms of this agreement the Company previously paid $1,250,000 in cash, and paid $351,060 in cash and issued 255,320 shares of Palomar's common stock during the second quarter ended June 30, 1997. The total value of this purchased technology of $2,750,000 will be amortized over a period of three years.

        (g)     Nexar Initial Public Offering

        On April 14, 1997 Nexar completed an initial public offering of 2,500,000 shares at $9.00 per share, for net proceeds of $19,592,910. The Company has recorded an increase in stockholders' equity of $7,409,866, in accordance with Staff Accounting Bulletin No. 51 (SAB No. 51) as a result of Nexar's initial public offering. The Company's accounting policy for gains arising under SAB No. 51 is to recognize these gains in its statement of operations to the extent that such gains are realizable at the date of each transaction.

        As of the effective date of Nexar's initial public offering, the Company owned 6,100,000 shares of Nexar's common stock and 45,684 shares of Nexar's convertible preferred stock. The convertible preferred stock is convertible into 408,080 shares of Nexar's common stock. Pursuant to an agreement between the Company and Nexar, 1,200,000 common shares ( the Contingent Shares) of the total 6,508,080 common and common equivalent shares of Nexar that are owned by the Company are to be placed in escrow and subject to a mandatory repurchase, in whole or part, by Nexar at $0.01 per share after the 48 month anniversary of the initial public offering of Nexar' common stock unless these shares are released from escrow. The Contingent Shares are subject to the release to the Company in installments of 400,000 shares each upon the achievement of any 3 of the 4 milestones as specified in the agreement between the Company and Nexar. The milestones are based on Nexar achieving certain revenue and net income levels as defined in the agreement.

        In April 1997, the Company purchased 300,000 shares of Nexar's newly issued publicly registered common stock for $2,777,484 from Nexar's underwriter in a private placement transaction.

9.      RELATED PARTY TRANSACTIONS

        Included in current assets at December 31, 1996 and June 30, 1997 is $1,459,484 and $2,588,015, respectively, of notes receivable from various officers and related entities. Also included in trading securities at December 31, 1996 and June 30, 1997 is a $1,912,614 investment and a $2,086,488 investment, respectively, in a related entity.

        At  December  31,  1996 and  June 30,  1997,  $578,680  and  $1,509,254,
respectively, including accrued interest at the rate of 7% per annum, was outstanding to certain officers/directors under the (now terminated) corporate loan policy.

        At June 30, 1997, the Company had loans receivable of $186,156 and $146,406, including accrued interest, from two officers of Dynaco Corp., which are evidenced by promissory notes due upon demand, with accrued interest at the rate of 7% per annum. The $146,406 is partially collateralized with a certain amount of vested stock options in the Company owned by the officer with a market price in excess of the exercise price.

        During the six months ended June 30, 1997, the Company invested an additional $250,000 in a privately held medical and cosmetic services company. The Company's cumulative investment as of June 30, 1997 totaled approximately $750,000 and represents approximately 12% of the total equity ownership of this company. An officer of CTI is a director of the privately held company. In return for the $250,000 investment, the Company received 250,000 shares of common stock and a promissory note for $249,900 accruing interest at 12% per annum.

        During the six months ended June 30, 1997, the Company sold of all the issued and outstanding common stock of its wholly owned subsidiary, CD Titles, Inc. ("CD Titles"). In exchange, the Company received three promissory notes for an aggregate total of $600,000 and warrants to purchase 750,000 shares of CD Titles common stock at various exercise prices ranging from $6.00 to $10.00 per share. The sale of CD Titles did not have a material effect on the Company's financial position or results of operations.

10.     PRO FORMA INFORMATION

        The results of operations related to Comtel have been included with those of the Company since March 20, 1996.

        Unaudited pro forma operating results for the Company, assuming the Comtel acquisition had been made as of January 1, 1996, are as follows:

                                                               Six Months Ended June 30,
                                                 ------------------------------------------------------
                                                         1996                             1997
                                            -------------------------------   -----------------------------
Revenue                                              $16,758,266                     $44,900,033
Net loss                                            $(15,293,802)                   $(30,178,133)
Net loss per common share                                 $(0.66)                         $(1.01)

11.     COMMITMENTS

        The Company has issued guarantees to several of its subsidiaries for payment of trade payables. The total amount guaranteed at June 30, 1997 was $750,000.

        The Company is a defendant in a lawsuit filed by Commonwealth Associates ("Commonwealth") on March 14, 1996 in the United States District Court for the Southern District of New York. In its suit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted, and in April 1997, the District Court awarded Commonwealth $3,174,070 in damages. That judgment has been appealed by Palomar.

        During the three months ended March 31, 1997, the Company accrued an additional $2,900,000 related to the above matter and another $650,000 for other smaller claims and litigation costs.


                     [This space intentionally left blank.]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Three Months Ended June 30, 1997, Compared to Three Months Ended June 30, 1996

        For the three months ended June 30, 1997, the Company had revenues of $24.8 million as compared to $17.5 million for the three months ended June 30, 1996. The 41% increase in revenues from the quarter ended June 30, 1996 to the quarter ended June 30, 1997 is due to increased sales volume generated in both the electronics and medical segments. Net revenues by the Company's business segments are as follows:

                                                                    Three months ended
                                                                         June  30,
                                                            ----------------------------------
                                                            1996                     1997
                                                            ----------------------------------
                   Medical                                   $5,219,193             $7,120,743
                   Electronics                               12,318,826             17,652,852
                                                            -----------            -----------
                           Total                            $17,538,019            $24,773,595
                                                            ===========            ===========


        The increase in the Company's medical segment of $1.9 million or 36.4% was mainly due to additional sales volume of approximately $4.9 million associated with the EpiLaser(TM) product. The Company obtained FDA clearance to market and sell this product for hair removal in the United States in March
1997. This increase was offset by a decline of approximately $2.8 million in sales volume for the Company's TruPulse(R) laser product and approximately $200,000 in government contract revenue. The Company believes that overall revenues from its medical segment will continue to increase due to its improved manufacturing process and market demand for its EpiLaser product. The expected increase in EpiLaser product revenue should offset the overall decrease in TruPulse revenue which has been caused by a diminishing demand in the worldwide CO2 skin resurfacing laser market.

        The increase in the Company's electronics segment of approximately $5.4 million was principally due to an increase in Nexar sales volume of $7.1 million and an increase in Dynaco revenues of $1.9 million offset by a decline of approximately $3.3 million in sales volume at Dynaco. Nexar continues to increase its revenue since the introduction in April 1996 of its proprietary upgradeable PC, and revenue at Nexar is expected to continue to grow with the introduction of its proprietary upgradeable XPA PC in the third quarter. Dynaco generated sales of approximately $8.6 million for the quarter ended June 30, 1997 compared to sales of approximately $10 million for the quarter ended June 30, 1996, due mainly to a decrease in revenue generated by Dynaco's Comtel subsidiary. The revenue at Comtel, a contract electronics manufacturer, decreased due to changes in its customer mix, lower volume sales from its exiting customers and restructuring of its management team.

        Gross margin for the three months ended June 30, 1997 was $1.6 million (6% of revenues) versus $2.7 million (15% of revenues) for the three months ended June 30, 1996. Gross margin by the Company's business segments are as follows:

                                                  Three months ended June 30,
                                             ----------------------------------
                                                   1996               1997
                                             ----------------------------------
                    Medical                     $1,270,316         $ 695,149
                    Electronics                  1,446,689           880,325
                                                ----------          ---------
                    Total                       $2,717,005        $1,575,474
                                                ==========        ===========

        The Company's medical products' gross margin decreased to a gross margin of $695,149 (9.8% of revenues) for the three months ended June 30, 1997 compared to a gross margin of $1,270,316 (24% of revenues) in 1996. The decline in gross margin dollars in 1997 occurred mainly due to lower revenues associated with the Company's TruPulse product, as discussed above. The decline in gross margin percentage was caused by lower margins attained on the Company's EpiLaser product due to initial manufacturing and production of this product. The Company believes that the gross margins for its EpiLaser product should improve as the Company obtains manufacturing efficiencies and volume production.

        In the electronics segment of the Company's business, gross margin decreased to $880,325 (5.0% of revenues) for the quarter ended June 30, 1997 as compared to a gross margin of $1,446,689 (11.7% of revenues) for the three months ended June 30, 1996. This decrease in gross margin is primarily the result of a decrease in gross margin at Dynaco. Comtel, a subsidiary of Dynaco, incurred a negative gross margin of $.7 million (29.0% of revenues) for the three months ended June 30, 1997. This gross loss was attributable to unabsorbed overhead costs caused by Comtel's lower volume and change in customer base. Nexar had a gross margin of 7.2% for the three months ended June 30, 1997. This low margin was the result of continuous competitive market pressure on personal computer ("PC") prices.

        Research and development costs increased to $3.1 million (12% of revenues) for the three months ended June 30, 1997, from $2.4 million (14% of revenues) for the three months ended June 30, 1996. This 30% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Approximately $2.7 million of the $3.1 million expended in the quarter ended June 30, 1997 is attributed to the medical segment. Management believes that research and development expenditures will increase over the next year as the Company continues clinical trials of its medical products and develops additional applications for its lasers and delivery systems. However, management anticipates that research and development as a percentage of net revenues will decrease as revenues increase with the commercialization of its laser medical products. The remaining $0.4 million expended in the current year's second quarter was in the electronics segment, mainly due to the continued development and improvement of Nexar PC products.

        General and Administrative expenses increased to $5.8 million (23% of revenues) for the three months ended June 30, 1997, from $4.6 million (26% of revenues) for the three months ended June 30, 1996. This 26% increase is attributable to increased administrative resources required to oversee the growth of the Company's medical and electronics business segments. Approximately 54% of the general and administrative expense increase for the three month ended June 30, 1997 compared to the three months ended June 30, 1996 is attributed to the Company's Cosmetic Technology International, Inc. ("CTI") subsidiary. CTI is in the process of opening and establishing revenue sharing sites with partners such as Columbia/HCA, as well as with various international partners. To date, CTI has opened two wholly-owned sites as well as four revenue-sharing sites with partners other than Columbia/HCA; CTI is scheduled to open three sites in conjunction with Columbia/HCA in the third quarter of this year.

        Selling and Marketing expenses increased to $4.6 million (19% of revenues) for the three months ended June 30, 1997, from $2.6 million (15% of revenues) for the three months ended June 30, 1996. This increase in substantially all areas of selling and marketing is attributable to the increase in sales volume throughout the Company, particularly in the medical products segment as revenues have begun to increase now that the Company has a suite of FDA-cleared laser products.

        Business Development and Financing Costs decreased to $0.8 million (3% of revenues) for the three months ended June 30, 1997, from $1.4 million (8% of revenues) for the three months ended June 30, 1996. This 44% decrease is attributable to the Company's maturation. The Company has decreased its acquisition and financing activities and is now focused on developing and growing its existing core medical products.

        Pooling-of-interest expenses totaled $443,780 for the three months ended June 30, 1996 and are comprised of primarily of professional fees associated with the merger of Tissue Technologies, Inc. ("Tissue") and the Company.

        Settlement and Litigation costs were $400,000 (2% of revenues) for the three months ended June 30, 1997. There were no settlement costs during the three months ended June 30, 1996. The costs are attributable to an additional legal settlement accrual of $400,000 recorded by the Company in the second quarter of 1997 related to a lawsuit filed by Commonwealth Associates ("Commonwealth"). In the lawsuit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. See Part II,
Item 1.

        Interest expense increased to $1.9 million for the three months ended June 30, 1997, from $0.4 million for the three months ended June 30, 1996. This amount includes $1.3 million of non-cash interest expense related to the value ascribed to the discount of the convertible debentures. This 360% increase is primarily the result of an increase in convertible debenture financings and an additional outstanding line of credit financing at Dynaco's Comtel subsidiary which was entered into in December 1996.

        Interest income decreased to $0.3 million for the three months ended June 30, 1997, from $0.6 million for the three months ended June 30, 1996. This decrease is primarily the result of a decrease in the Company's average outstanding cash and cash equivalents balances.

        Net realized and unrealized trading losses were $0.5 million for the three months ended June 30, 1997, down from gains of $0.6 million for the three months ended June 30, 1996. These losses resulted from the sale and/or loss of value of certain marketable securities during the second quarter of the current year. It is the Company's intention to continue to liquidate a portion of its trading investments in the near term, which may result in additional trading gains or losses in the future.

        Minority interest in the loss of subsidiary was $968,372 for the three months ended June 30, 1997 compared to $15,096 for the three months ended June 30, 1996. This increase in the minority interest in the loss of a subsidiary is due to the successful completion of Nexar's initial public offering in which approximately 35% of Nexar's common stock was sold to the public.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

        For the six months ended June 30, 1997, the Company had revenues of $44.9 million as compared to $24.5 million for the six months ended June 30, 1996. The 84% increase in revenues from the six months ended June 30, 1996 to the six months ended June 30, 1997 is due to increased sales volume generated in both the electronics and medical segments. Net revenues by the Company's business segments are as follows:

                                                         Six months ended
                                                             June  30,
                                                --------------------------------
                                                    1996                1997
                                                --------------------------------
                  Medical                        $7,625,612           $9,733,508
                  Electronic                     16,837,408           35,166,525
                                                 ----------          -----------
                           Total                $24,463,020          $44,900,033
                                                ===========          ===========

        The increase in the Company's medical products business of $2.1 million or 27.6% was due to additional sales volume of the Company's EpiLaser product of approximately $5.7 million. The Company obtained FDA clearance to market and sell this product for hair removal in the United States in March 1997. This increase was offset by a decline of approximately $3.6 million in sales volume for the Company's TruPulse laser product. The Company believes that overall revenues from its medical segment will continue to increase due to its improved manufacturing process and market demand for its EpiLaser product. The expected increased EpiLaser product revenue should offset the overall decrease in TruPulse revenue which has been caused by a diminishing demand in the worldwide CO2 skin resurfacing laser market.

        The increase in the Company's electronics business of approximately $18.3 million was principally due to an increase in Nexar sales volume of $15.8 million, with the remaining revenue increase attributable to Dynaco. Nexar continues to increase its revenue since the introduction in April 1996 of its proprietary upgradeable PC and revenue at Nexar is expected to continue to grow with the introduction of its proprietary upgradeable XPA PC in the third quarter.

        Gross margin for the six months ended June 30, 1997, was $1.7 million (4% of revenues) versus $2.4 million (10% of revenues) for the six months ended June 30, 1996. Gross margin by the Company's business segments are as follows:

                                                         Six months ended
                                                             June 30,
                                                       -------------------------
                                                         1996          1997
                                                       -------------------------
                  Medical                                $953,405     $  423,888
                  Electronics                           1,404,835      1,271,802
                                                        ---------     ----------
                           Total                       $2,358,240     $1,695,690
                                                       ==========    ===========

        The decline in gross margin dollars in the Company's medical products business in 1997 occurred mainly due to lower revenues associated with the Company's TruPulse product as discussed above. The decline in gross margin percentage was caused by lower margins attained on the Company's EpiLaser product due to initial manufacturing and production of this product. The Company believes that the gross margins for its EpiLaser product should improve as the Company obtains manufacturing efficiencies and volume production.

        In the electronics segment of the Company's business, gross margin decreased to $1,271,802 (3.6% of revenues) for the six months ended June 30, 1997 as compared to a gross margin of $1,404,835 (8.3% of revenues) for the six months ended June 30, 1996. This decrease in gross margin is primarily the result of a decrease in gross margin at Dynaco's Comtel subsidiary. Comtel incurred a negative gross margin of $2.0 million (33.8% of revenues) for the six months ended June 30, 1997. This gross loss was attributable to unabsorbed overhead costs caused by Comtel's volume shortfall and a change in customer base. This negative gross margin was partially offset by the increase in gross margin dollars provided by Nexar of approximately $1 million. Nexar gross margin percentage was 7.5%. This low margin was the result of continuous competitive market pressure on PC prices.

        Research and development costs increased to $5.9 million (13% of revenues) for the six months ended June 30, 1997, from $4.1 million (17% of revenues) for the six months ended June 30, 1996. This 45% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Approximately $4.9 million of the $5.9 million expended in the six months ended June 30, 1997 is attributed to the medical segment. Management believes that research and development expenditures will increase over the next year as the Company continues clinical trials of its medical products and develops additional applications for its lasers and delivery systems. However, management anticipates that research and development as a percentage of net revenues will decrease as revenue increases with the commercialization of its laser medical products and continued penetration of its electronic products. The remaining $1 million expended in the current year's six months ended June 30, 1997 was in the electronics segment, mainly due to the continued development and improvement of Nexar PC products.

        General and Administrative expenses increased to $8.2 million (25% of revenues) for the six months ended June 30, 1997, from $8.7 million (34% of revenues) for the six months ended June 30, 1996. This 35% increase is attributable to increased administrative resources required to oversee the growth of the Company's medical and electronics business segments. Approximately 57% of the general and administrative expense increase for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 is attributed to the Company's CTI subsidiary. CTI is in the process of opening and establishing revenue sharing sites with established partners such as Columbia/HCA, as well as with various international partners. To date, CTI has opened two wholly-owned sites as well as four revenue-sharing sites with partners other than
Columbia/HCA; CTI is scheduled to open three sites in conjunction with Columbia/HC in the third quarter of this year.

        Selling and Marketing expenses increased to $7.9 million (18% of revenues) for the six months ended June 30, 1997, from $4.2 million (17% of revenues) for the six months ended June 30, 1996. This increase in substantially all areas of selling and marketing is attributable to the increase in sales volume throughout the Company, particularly in the medical products segment as revenues have begun to increase now that the Company has a suite of FDA-cleared laser products.

        Business Development and Financing Costs decreased to $1.5 million (3% of revenues) for the six months ended June 30, 1997, from $1.9 million (8% of revenues) for the six months ended June 30, 1996. This 25% decrease is attributable to the Company's maturation. The Company has decreased its acquisition and financing activities and is now focused on developing and growing its existing core medical products.

        Pooling-of-interest expenses totaled $443,780 for the six months ended June 30, 1996 and are comprised primarily of professional fees associated with the merger of Tissue and the Company.

        Settlement and Litigation costs were $3.6 million (8% of revenues) for the six months ended June 30, 1997; there were no settlement costs during the six months ended June 30, 1996 . The costs are attributable to an additional legal settlement accrual of $3.2 million recorded by the Company in the first six months of 1997 related to a former investment banking consultant. In the suit, the former investment banking consultant alleges that the Company breached a contract with the consultant in which the consultant was to provide certain investment banking services in return for certain compensation.

        Interest expense increased to $3.6 million for the six months ended June 30, 1997, from $0.7 million for the six months ended June 30, 1996. This amount includes $2.3 million of non-cash interest expense related to the value ascribed to the discount feature of the convertible debenture. This 383% increase is primarily the result of an increase in convertible debenture financings and an additional outstanding line of credit financing at Dynaco's Comtel subsidiary which was entered into in December 1996.

        Interest income decreased to $0.5 million for the six months ended June 30, 1997, from $1.2 million for the six months ended June 30, 1996. This decrease is primarily the result of a decrease in the Company's average outstanding cash and cash equivalents.

        Net realized and unrealized trading gains were $0.5 million for the six months ended June 30, 1997, down from $0.7 million for the six months ended June 30, 1996. These gains resulted from the sale and/or appreciation of certain marketable securities during the first half of the current year. It is the
Company's intention to continue to liquidate a portion of its trading investments in the near term, which may result in additional trading gains or losses in the future.

        Minority interest in the loss of subsidiary was $968,372 for the six months ended June 30, 1997 compared to $45,671 for the six months ended June 30, 1996. This increase in the minority interest in the loss of subsidiary is due to the successful completion of Nexar's initial public offering in which approximately 35% of Nexar was sold to the public.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1997, the Company had $23.4 million in cash, cash equivalents and trading securities including $7.0 million of cash and cash equivalents held at the Company's Nexar subsidiary. During the six months ended June 30,1997 the Company generated $10 million, $15.0 million, $19.6 million and $4 million in net proceeds from the issuance of convertible debentures, the sale of its preferred stock, the initial public offering of Nexar and the sale of Palomar owned Nexar common stock, respectively.

        The Company's net loss for the six months ended March 31, 1997 included the following noncash items: $2.1 million of depreciation and amortization expense; $2.3 million of additional interest expense relating to the amortization of the discounts on the convertible debentures; $371,102 in investment banking fees paid with common stock and warrants; and a legal settlement accrual of $2.9 million in connection with a breach of contract case, involving a former investment banking consultant.

        The Company anticipates that capital expenditures for the remaining six months of 1997 will total approximately $10 million, of which $8.2 million is attributed the purchase of laser products for CTI's laser centers. The Company will finance these expenditures with cash on hand and equipment leasing lines, or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise the funds.

        Dynaco has a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse at 85% of face value, up to a maximum commitment of $3,000,000. As of June 30, 1997, the amount of accounts receivable sold that remained uncollected totaled $1,737,808 net of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying balance sheet as of June 30, 1997. The interest rate on such outstanding amounts is the bank's prime rate plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets. Borrowings under this loan agreement are guaranteed by the Company.

        On December 5, 1996, Comtel entered into a loan agreement with a loan association which provided for borrowings up to $4,500,000 in the form of revolving receivable and inventory loans. Borrowings under the loan agreement are limited by a borrowing base calculation on eligible accounts receivable and inventory, and are collateralized by accounts receivable, inventory, and certain other assets. Borrowings bear interest at the lender's prime rate plus 2.25% and amounted to $3,430,867 as of June 30, 1997. The loan agreement terminates on November 30, 1998. Comtel is in default of a financial covenant under this line related to the aging of accounts receivable. The terms of the loan agreement are presently under negotiation. Borrowings under this loan agreement are guaranteed by the Company.

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

        The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations. There can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, including additional government research grants, strategic partnerships, additional bank financing, private debt and equity financing and other sources. The Company believes that it has adequate cash reserves or it will be successful in obtaining additional financing in order to fund current operations in the near future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). This report may also contain information that is deemed to be forward looking information under the Act. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the factors identified in the Company's Form 10-KSB, as amended, for the year ended December 31, 1996, and the following:

        The Company and certain of its subsidiaries have a history of losses, and the Company expects its losses to continue. The Company must secure additional financing to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations.

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

        In July 1997, one of Nexar's two outside turn-key manufacturers notified Nexar of its inability to timely manufacture on a going forward basis Nexar's proprietary motherboards. Nexar has made arrangements with two new manufacturers to assume timely production of the motherboards. Nexar does not believe that the transition to the new manufacturers will have a long-term material adverse effect on Nexar, but the several weeks it may take to resume full production of these key components could have a short-term negative impact on Nexar's results of operations in the third quarter due to the possibility of limited delays in the initial shipments of Nexar's new XPA product.


                      [This space intentionally left blank]

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        On October 7, 1996 the Company filed a declaratory judgment action in the United States District Court for the District of Massachusetts against MEHL/Biophile ("MEHL") seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. ("Selvac" and the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition against the Company, its Spectrum Medical Technologies and Spectrum Financial Services subsidiaries, and a New Jersey dermatologist, in the United States District Court for the District of New Jersey. Selvac's complaint alleges that the Company's EpiLaser infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser for hair removal before it had received FDA approval for that specific application. The Company and Selvac have agreed to dismiss the Massachusetts litigation without prejudice. Palomar has brought in the New Jersey action its claims that the Selvac patent is invalid, that the Company has not infringed the Selvac patent, that MEHL should be enjoined from making further assertions concerning infringement and unfair competition, and that the Company should be awarded attorney fees and other appropriate relief. Thus, both the Company's and MEHL's claims will be tried on the merits in New Jersey. As of August 12, 1997, apart from automatic disclosure as required under the Federal Rules of Civil Procedure, discovery has not yet commenced. The extent of exposure of the Company cannot be determined at this time.

        The Company is a defendant in a lawsuit filed by Commonwealth Associates ("Commonwealth") on March 14, 1996 in the United States District Court for the Southern District of New York. In its suit, Commonwealth alleges that the Company breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted, and in April 1997, the District Court awarded Commonwealth $3,174,070 in damages. That judgment has been appealed by Palomar.
 .

ITEM 2. CHANGES IN SECURITIES

        Preferred Stock

        Pursuant to Section 4(2) of the Act, the Company sold 10,000 shares of Series H Convertible Preferred Stock ("Series H Preferred") to three investors for a total of $10,000,000. Credit Suisse First Boston Corporation purchased 4,000 shares on May 5, 1997, CC Investments, LDC purchased 3,000 shares on May 5, 1997 and Southbrook International purchased 3,000 shares on May 23, 1997. The Series H Preferred may be converted into common stock, including any accrued but unpaid interest, at 100% of the average stock price for the first 179 days from the closing date, 90% of the average stock price for the following 90 days and 85% of the average stock price thereafter. The average stock price ("Average Stock Price") for the Series H Preferred is the average closing bid price for the ten trading days immediately preceding the conversion date but in no event less than $6.00 for the first 210 ten days following the closing date and thereafter no less than the lower of $6.00 or 65% of the conversion ceiling price, as defined. The holder is restricted for the first 209 days following the closing date to converting no more than 33% of the Series H Preferred in any thirty day period (or 34% in the last thirty day period available for conversion). Interest shall be accrued at 6% per annum for the first 179 days following the closing date, 7% for the following 80 days and at 8% thereafter. Interest shall cease to be accrued if, at any time, the Average Stock Price is greater than 175% of the Conversion Ceiling Price. The Company has a right to redeem 50% of the Series H Preferred if, at any time after April 1, 1999, the Average Stock Price is greater than 150% of the Conversion Ceiling Price and any and all of the Series H Preferred if, at any time after March 31, 1999, the Average Stock Price is greater than 200% of the Conversion Ceiling Price. The redemption amount shall be calculated by multiplying the sum of the Series H Preferred and the premium by 150% and 200% respectively divided by the Conversion Ceiling Price and a redemption notice must be received by the Holder no less than 10 and no more than 20 trading days priors to the date which the

Company intends to redeem the Series H Preferred. Notwithstanding the foregoing, the Holder would be entitled to convert any or all of the Series H Preferred prior to 10 days after the Company's redemption notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits


        *10.1 Patent License Agreement by and between the Company and Patlex Corporation, effective as of January 1, 1992.

        10.2 Employment Agreement dated as of May 15, 1997, between the Company and Louis P. Valente

        27      Financial Data Schedule


        (b)     Reports on Form 8-K.

         None.

        * Previously filed over five years ago on April 27, 1992 as an exhibit to Registration Statement No. 33-47479.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on August 14, 1997.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                          (Registrant)



DATE:  August 14, 1997                        By:  /s/ Louis P. Valente
                                                   --------------------
                                                   Louis P. Valente
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

DATE:  August 14 , 1997                            /s/ Joseph P. Caruso
                                                   --------------------
                                                   Joseph P. Caruso
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)