Form 10-Q
period 1997-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1997-11-14
CIK 881695

FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number: 0-22340



                       PALOMAR MEDICAL TECHNOLOGIES, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)


          Delaware                                                         04-3128178
--------------------------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)



                    45 Hartwell Avenue, Lexington, MA 02173
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (781)676-7300
                ------------------------------------------------
                (Issuer's telephone number, including area code)



        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

        As of October 31, 1997, 40,276,310 shares of Common Stock, $.01 par value per share, were outstanding.

        Transitional Small Business Disclosure Format (check one): Yes      No X

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets - December 31, 1996 and September 30, 1997               P. 3

        Consolidated Statements of Operations - For the Three and Nine Months Ended
                September 30, 1996 and 1997                                                    P. 4

        Consolidated Statement of Stockholders' Equity - For the Nine Months Ended
                      September 30, 1997                                                       P. 5

        Consolidated Statements of Cash Flows - For the Nine Months Ended
                September 30, 1996 and 1997                                                    P. 6

        Notes to Consolidated Financial Statements                                             P. 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          P. 16

PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                                             P. 22

        ITEM 2.  CHANGES IN SECURITIES                                                         P. 23

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                               P. 23

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                                                           P. 23

        ITEM 5.  OTHER INFORMATION                                                             P. 24

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              P. 24

SIGNATURES                                                                                     P. 25

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                                  (Unaudited)

                                                                 December 31,             September 30,
                                                                      1996                      1997
ASSETS

Current Assets:
        Cash and cash equivalents                                $16,172,731             $12,658,099
        Marketable securities                                      2,893,792               2,432,375
        "Accounts receivable, net"                                18,308,077              17,403,792
        "Inventories, net"                                        18,790,484              22,393,482
        Loans to officers                                            995,331               1,549,388
        Notes receivable related parties                             464,153              ---
        Other notes receivable                                       899,937              ---
        Other current assets                                       7,623,161               3,354,142
                                                                 -----------             -----------
                Total current assets                              66,147,666              59,791,278
                                                                 -----------             -----------

Property and Equipment, at Cost, Net                               8,404,605               11,396,181
                                                                 -----------               ----------

Other Assets:
        Cost in excess of net assets acquired, net                5,024,299                3,451,106
        Intangible assets, net                                    2,286,058                  778,321
        Deferred costs                                            2,895,803                1,571,603
        Long-term investments                                     3,179,554                  500,000
        Loan to related party                                     1,100,000                  ---
        Other assets                                              1,719,211                1,548,162
                                                                  ----------               ----------
                Total other assets                               16,204,925                7,849,192
                                                                 ----------               ----------

                                                                $90,757,196              $79,036,651
                                                                ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Revolving lines of credit                                $4,558,052               $4,315,397
        Current portion of long-term debt                         2,783,683                4,104,793
        Accounts payable                                         14,304,285               14,311,407
        Accrued expenses                                         14,669,893               23,651,346
                                                                 ----------               ----------
                Total current liabilities                        36,315,913               46,382,943
                                                                 ----------               ----------

Long-Term Debt, Net of Current Portion                           16,204,692               18,974,067
                                                                 ----------               ----------

Minority Interest                                                   160,000                 5,148,929
                                                                 ----------                ----------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
      Preferred stock, $.01 par value-                                  182                       244
         Authorized - 5,000,000 shares
         Issued and  outstanding -
         18,151 shares and 24,397 shares
         at December 31, 1996 and September 30, 1997
      Common stock, $.01 par value-                                 305,968                   397,506
         Authorized - 100,000,000 shares
         Issued and outstanding - 30,596,812 shares
         and 39,750,574 shares
         at December 31, 1996 and September 30, 1997
      Additional paid-in capital                                104,900,551                  143,643,354
      Accumulated deficit                                       (64,971,200)                (133,366,880)
      Unrealized loss on marketable securities                     (342,500)                 ---
      Subscriptions receivable from related party                  (604,653)                    (504,653)
      Less: Treasury stock-
         (200,000 and 345,000 shares at cost, respectively)      (1,211,757)                  (1,638,859)
                                                                  ----------                 ------------
         Total stockholders' equity                               38,076,591                   8,530,712
                                                                  ----------                 ------------
                                                                 $90,757,196                 $79,036,651
                                                                 ===========                 ============

                   The accompanying note are an integral part of these consolidated financial statements

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                            Three Months Ended                  Nine Months Ended
                                                                                September 30,                      September 30,
                                                                          1996             1997              1996            1997
                                                                       ---------------------------       --------------------------

        Revenues                                                       $24,690,970     $18,306,413       $49,153,990    $63,206,446

        Cost of Revenues                                                20,729,923      19,106,809        42,834,703     62,311,152
                                                                       ---------------------------       --------------------------

                Gross profit (loss)                                      3,961,047        (800,396)        6,319,287        895,294
                                                                       ---------------------------       --------------------------

        Operating Expenses

                Research and development                                 1,639,712       3,584,942         5,731,009      9,508,833
                Sales and marketing                                      2,167,195       4,041,077         6,338,865     11,913,675
                General and administrative                               5,581,662       5,596,761        13,793,418     16,681,599
                Business development and other financing costs             477,380         597,181         2,419,476      2,061,339
                Pooling-of-interest expenses                                 ---             ---             443,780          ---
                Settlement and litigation costs                              ---             ---              ---         3,550,000
                Restructuring and asset write-off costs                      ---         9,426,491            ---         9,426,491

                        Total operating expenses                         9,865,949      23,246,452        28,726,548     53,141,937

                        Loss from operations                            (5,904,902)    (24,046,848)      (22,407,261)   (52,246,643)

        Interest Expense                                                  (510,107)     (1,070,692)       (1,248,986)    (4,640,276)

        Interest Income                                                    643,898         140,719         1,847,345        664,276

        Net Gain on Trading Securities                                   1,820,311         445,647         2,548,629        995,624

        Asset writeoff                                                       ---       (13,547,759)            ---      (13,547,759)

        Other Expense                                                        ---          (847,757)            ---       (1,298,720)

        Minority Interest in Loss of Subsidiary                              1,388       1,937,121            47,059      2,905,796
                                                                          ------------------------       ---------------------------

                Net loss                                               $(3,949,412)  $ (36,989,569)     $(19,213,214)  $(67,167,702)
                                                                       ===========================       ===========================

        Net Loss Per Common Share (Note 6)                                  $(0.15)         $(1.11)           $(0.80)        $(2.15)
                                                                       ===========================       ===========================

        Weighted Average Number of
            Common Shares Outstanding                                   27,681,158      34,498,657        25,194,388     32,758,019
                                                                       ===========================       ===========================

                  The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                   Preferred Stock             Common Stock                       Treasury Stock
                                               -----------------------------------------------------------------------------------
                                                  Number        $0.01          Number     $0.01               Number
                                                of Shares     Par Value       of Shares  Par Value          of Shares       Cost
                                               -----------------------------------------------------------------------------------

Balance, December 31, 1996                        18,151         $182         30,596,812   $305,968        (200,000)   ($1,211,757)

        Sale of common stock
               pursuant to warants and options        --           --            733,882      7,339              --            --
        Sale of common stock for options issued
               as legal settlement                    --           --             60,845        608              --            --
        Payments received on subscriptions
               receivable                             --           --                 --         --              --            --
        Issuance of preferred stock               16,000          160                 --         --              --            --
        Issuance of common stock for 1996
               employer 401(k) matching
               contribution                           --           --             41,425        414              --            --
        Conversion of preferred stock             (9,754)         (98)         3,287,708     32,877              --            --
        Conversion of convertible debentures          --           --          4,348,082     43,481              --            --
        Issuance of common stock for investment
               banking, merger and acquisition
               and consulting services                --           --              5,000        50               --            --
        Value ascribed to the discount feature of
               convertible debentures issued          --           --            413,109     4,131               --            --
        Issuance of common stock for Employee Stock
               Purchase Plan                          --           --              8,391        84               --            --
        Compensation expense related to warrants
               issued to non-employees under
               Statement of Financial Accounting
               Standards No. 123                      --           --                 --        --               --            --
        Unrealized loss on marketable securities      --           --                 --        --               --            --
        Preferred stock dividends                     --           --                 --        --               --            --
        Guaranteed value associated with Dermascan
               acquisition                            --           --                 --        --               --            --
        Issuance of common stock for technology       --           --            255,320     2,553               --            --
        Purchase of treasury stock                    --           --                 --        --         (145,000)     (427,102)
        Gain related to the issuance of common stock
               by Nexar Technologies, Inc.            --           --                 --        --               --            --
        Net loss                                      --           --                 --        --               --            --
                                                  ---------------------------------------------------------------------------------

Balance, September 30, 1997                       24,397         $244         39,750,574  $397,506         (345,000)   ($1,638,859)
                                                  =================================================================================

                                                  Additional                    Unrealized (Loss)                      Total
                                                   Paid-in      Accumulated    Gain on marketable  Subscriptions    Stockholders'
                                                   Capital       Deficit          securities        Receivable        Equity
                                                 -------------------------------------------------------------------------------
Balance, December 31, 1996                       $104,900,551   ($64,971,200)    ($342,500)         ($604,653)       $38,076,591

        Sale of common stock pursuant
            to warrants and options                 1,409,429             --            --                 --         $1,416,768
        Sale of common stock for options
            issued as legal settlement                151,505             --            --                 --           $152,113
        Payments received on subscriptions
            receivable                                     --             --            --            100,000           $100,000
        Issuance of preferred stock                14,999,840             --            --                 --        $15,000,000
        Issuance of common stock for 1996
            employer 401(k) matching contribution     268,848             --            --                 --           $269,262
        Conversion of preferred stock                 275,420             --            --                 --           $308,199
        Conversion of convertible debentures        8,982,760             --            --                 --         $9,026,241
        Issuance of common stock for investment
            banking, merger and acquisition
            and consulting services                    38,075             --            --                 --            $38,125
        Value ascribed to the discount feature
            of convertible debentures issued        3,750,812             --            --                 --         $3,754,943
        Issuance of common stock for Employee
            Stock Purchase Plan                        26,957             --            --                 --            $27,041
        Compensation expense related to warrants
            issued to non-employees under
            Statement of Financial Accounting
            Standards No. 123                         499,465             --            --                 --           $499,465
        Unrealized loss on marketable securities           --             --       342,500                 --           $342,500
        Preferred stock dividends                          --     (1,227,978)           --                 --        ($1,227,978)
        Guaranteed value associated with Dermascan
            aquisition                               (216,562)            --            --                 --          ($216,562)
        Issuance of common stock for technology     1,146,388             --            --                 --         $1,148,941
        Purchase of treasury stock                         --             --            --                 --          ($427,102)
        Gain related to the issuance of common stock
            by Nexar Technologies, Inc.             7,409,866             --            --                 --         $7,409,866
        Net loss                                           --    (67,167,702)           --                 --        (67,167,702)
                                                  -------------------------------------------------------------------------------
Balance, September 30, 1997                      $143,643,354  ($133,366,880)           --          ($504,653)        $8,530,712
                                                  ===============================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Nine Months Ended September 30,
                                                                           1996                1997

Cash Flows from Operating Activities
        Net loss                                                       $(19,213,214)        $(67,167,702)
        Adjustments to reconcile net loss to net cash
                used in operating activities-
                Depreciation and amortization                             2,380,297            3,552,093
                Settlement and litigation costs                                  --            2,900,000
                Restructuring and asset write-off costs                                       22,974,250
                Write-off of in-process research and development             57,212                   --
                Write-off of deferred financing costs associated with
                        redemption of convertible debentures                201,500               27,554
                Valuation allowances for notes and investments                   --            1,035,912
                Minority interest in loss of subsidiary                     (30,572)          (2,885,493)
                Accrued interest receivable on trading securities
                        and subscription receivable                        (698,378)                  --
                Foreign currency exchange gain                                   --             (546,316)
                Noncash interest expense related to convertible debentures  117,105            2,585,606
                Noncash compensation related to common stock and warrants   903,584              689,703
                Realized gain on marketable securities                     (877,632)            (195,706)
                Unrealized gain on marketable securities                 (1,670,187)            (826,142)
                Changes in assets and liabilities, net of effects
                        from business combinations;
                        Purchases of marketable securities              (10,112,596)            (152,938)
                        Sale of marketable securities and
                            interest received on marketable securities   10,077,026            1,630,578
                        Accounts receivable                             (14,990,154)          (5,564,946)
                        Inventories                                     (11,030,375)          (5,133,450)
                        Other current assets and loans to officers       (1,124,646)          (2,300,709)
                        Accounts payable                                 10,436,765            1,257,183
                        Accrued expenses                                  3,606,692            1,356,438
                                                                       -------------         ------------
                                Net cash used in operating activities   (31,967,573)         (46,764,085)
                                                                       -------------         ------------

Cash Flows from Investing Activities
        Cash paid for purchase of Comtel Electronics, Inc.,
               net of cash acquired                                        (146,586)                  --
        Net proceeds received from sale of subsidiary stock                    --              3,925,000
        Purchases of property and equipment                              (2,198,017)          (8,017,147)
        Increase in intangible assets                                      (450,005)            (351,059)
        Increase in other assets                                         (1,331,652)            (308,951)
        Loans to related parties                                         (7,433,625)          (1,250,000)
        Payments received on loans to related parties                     8,052,855              941,288
        Repurchase of Nexar Technologies, Inc. common stock                      --           (2,777,484)
        Investment in nonmarketable securities                           (5,172,488)          (2,257,631)
                                                                       -------------         ------------
                                Net cash used in investing activities    (8,679,518)         (10,095,984)


                  The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)



                                                                                Nine Months Ended September 30,
                                                                                   1996                1997
Cash Flows from Financing Activities
        Net proceeds from Nexar Technologies, Inc. initial public offering               --         19,667,910
        Proceeds from issuance of convertible debentures                          6,680,751         16,715,169
        Proceeds from issuance of notes payable                                          --          3,500,000
        Redemption of convertible debentures                                       (930,000)          (196,000)
        Payments of notes payable and capital lease obligations                  (1,015,368)        (3,899,591)
        Net proceeds from revolving lines of credit                                (135,753)         1,957,345
        Proceeds from sale of common stock                                        3,276,380             27,041
        Proceeds from exercise of warrants and stock options                      6,876,830          1,416,768
        Issuance of preferred stock                                              30,913,397         15,000,000
        Deferred offering costs                                                          --           (199,541)
        Redemption of preferred stock, including accrued dividends of $71,223    (3,194,375)                --
        Purchase of treasury stock                                                       --           (427,102)
        Guaranteed value associated with Dermascan acquisition                           --           (216,562)
        Payments received on subscriptions receivable                             2,009,591                 --
                                                                                ------------        -----------
                                Net cash provided by financing activities        44,481,453          53,345,437
                                                                                ------------        -----------
Net increase (decrease) in cash and cash equivalents                              3,834,362          (3,514,632)
Cash and cash equivalents, beginning of period                                   17,138,178          16,172,731
                                                                                ------------        ------------
Cash and cash equivalents, end of period                                        $20,972,540         $12,658,099
                                                                                ============        ============

Supplemental Disclosure of Cash Flow Information
        Cash paid for interest                                                     $324,041          $1,345,984
                                                                                ============        ============

Supplemental Disclosure of Noncash Financing and Investing Activities:
        Conversion of convertible debentures and related accrued
                interest, net of financing fees                                  $1,172,763          $9,026,241
                                                                                ============        ============

        Conversion of preferred stock                                            $417,975              $308,199
                                                                                ============        ============

        Dividends payable                                                        $826,080            $1,227,978
                                                                                ============        ============

        Issuance of common stock for employer 401(k)
                matching contribution                                            $160,598              $269,262
                                                                                ============        ============

        Common stock issued for repurchase of minority interest                $1,710,000                   $--
                                                                                ============        ============

        Issuance of common stock for technology                                       $--            $1,148,941
                                                                                ============        ============

Acquisition of Comtel Electronics, Inc.
        Liabilities assumed                                                      (258,144)                  $--
        Fair value of assets acquired                                              72,661                    --
        Cash paid, net of cash acquired                                          (146,586)                   --
                                                                                ------------        ------------
Cost In Excess of Net Assets Acquired                                            (332,069)                  $--
                                                                                ============        ============


                   The accompanying notes are an integral part of these consolidated financial statements

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

        The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and/ or other prospective sources in order to fund future operations. The Company has financed current operations, expansion of its core business and non-core short-term financial investments primarily through the private sale of debt and equity securities of the Company. The Company anticipates that it will require additional financing throughout the year to continue to fund operations and growth. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities and/or the liquidation of some of its marketable and long-term investments. The sale by the Company of some of its marketable securities could result in additional losses depending on market conditions at the time of these sales. Securities sold to private investors are sold at a discount to the public market for similar securities. It has been the Company's experience that these private investors require the Company to make its best effort to register these securities for resale to the public at some future time.

2.      INVESTMENTS

        The fair values for the Company's marketable equity securities are based on quoted market prices. The fair values of nonmarketable equity securities, which represent equity investments in early stage technology companies, are based on the financial information provided by these ventures and other factors. During the nine months ended September 30, 1997, the Company recorded a charge of $2.8 million as a result of management's assessment that a permanent impairment had occurred for some of the Company's non-marketable equity securities.

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity will be reported at amortized cost and are classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1996 and September 30, 1997. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities and any unrealized gains or losses are recorded as a component of stockholders' equity. If an available-for-sale security is determined to be other than temporarily impaired, the cost basis is written down to fair value and the write down is included in earnings. During the three months ended September 30, 1997, the Company recorded a charge of $2.5 million as a result of management's assessment that a permanent impairment had occurred of all of its available-for-sale securities. Publicly traded securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are included currently in the accompanying unaudited statements of operations.


                                                        September 30, 1997

                                                  Gross             Gross
                                                  Unrealized        Unrealized          Fair
                                   Cost           Gain              Loss                Value

Trading Securities:
     Investments in publicly
     traded companies            $513,544        $2,026,176        $107,345          $2,432,375
                                 ========        ==========        ========          =========

3.      INVENTORIES

        Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:

                                   December 31,             September 30,
                                        1996                     1997
                                   ------------             -------------

          Raw materials            $13,266,204               $12,704,413
          Work in process
            and finished goods       5,524,280                 9,689,069
                                   ------------             -------------
                                   $18,790,484               $22,393,482
                                   ============             =============

4.      PROPERTY AND EQUIPMENT


        Property and equipment consist of the following:

                                             December 31,             September 30,
                                                1996                       1997
                                             ------------             -------------

          Equipment under capital leases      $2,261,339               $2,519,933
          Machinery and equipment              5,429,764                8,547,696
          Furniture and fixtures               1,926,948                3,247,107
          Leasehold improvements               1,160,814                1,641,387
                                             ------------             -------------
                                              10,778,865               15,956,123

          Less:  Accumulated depreciation
                 and amortization              2,374,260                4,559,942
                                             ------------             -------------
                                              $8,404,605              $11,396,181
                                             ============             =============


5.      ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                             December 31,             September 30,
                                                1996                       1997
                                             ------------             --------------

          Payroll and consulting costs         $3,456,311                $2,926,158
          Professional fees                       961,815                   563,878
          Settlement costs                      1,755,000                 1,640,095
          Warranty                              2,854,401                 3,224,500
          Deferred revenue/gain                   256,912                 4,289,335
          Restructuring                               ---                 2,700,000
          Other                                5,385,454                  8,307,380
                                             ------------             --------------
              Total                          $14,669,893                $23,651,346
                                             ============             ==============

6.      NET LOSS PER COMMON SHARE

        For the three and nine months ended September 30, 1996 and 1997, net loss per common share has been computed by dividing the net loss, as adjusted for preferred stock dividends and amortization of the value ascribed to the discount feature of the Series H Preferred Stock, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered as outstanding, as the result would be antidilutive.

The calculation of the Company's net loss per common share for the three and nine months ended September 30, 1996 and 1997 is as follows:

                                   Three Months Ended                      Nine Months Ended
                              September 30,    September 30,       September 30,       September 30,
                                   1996           1997                1996                1997
                              -------------    -------------       ------------        -------------

Net loss                       $(3,949,412)     $(36,989,569)       $(19,213,214)       $(67,167,702)
Preferred stock dividends         (317,736)         (500,754)           (826,080)         (1,227,978)
Amortization of value
   ascribed to preferred
   stock conversion discount           ---          (941,176)                ---          (1,882,352)
                              -------------     -------------       -------------       -------------
Adjusted net loss              $(4,267,148)     $(38,431,499)       $(20,039,294)       $(70,278,032)
                              =============     =============       =============       =============

Net loss per common share           $(0.15)           $(1.11)             $(0.80)             $(2.15)
                              =============     =============       =============       =============

Weighted average number of
 common shares outstanding      27,681,158        34,498,657          25,194,388          32,758,019
                              ============      =============       =============       =============

        In March of 1997, SFAS No. 128, Earnings Per Share, was issued which established new standards for calculating and presenting earnings per share. The Company is required to adopt this new standard in its 1997 financial statements. In accordance with this new standard, basic and diluted earnings per share for the three months ended September 30, 1996 and 1997 are $(0.15) and $(1.11), respectively, and the nine months ended September 30, 1996 and 1997 are $(0.80) and $(2.15), respectively.

7.      NOTES PAYABLE AND DEMAND LINE OF CREDIT

        Notes payable consist of the following:

                                                      December 31, September 30,
                                                         1996           1997
                                                       ----------- -------------
Dollar denominated convertible debentures             $7,288,063     $12,042,727
Swiss franc denominated convertible debentures         7,222,846       4,639,213
7.4% to 21% capital lease obligations,
   maturities ranging from August 1997 to May 2001     2,290,847       2,062,332
Notes payable at prime plus 3%                               ---       4,200,000
Other notes payable                                    2,186,619         134,588
                                                      ----------      ----------
                                                      18,988,375      23,078,860
Less - current maturities                              2,783,683       4,104,793
                                                      ----------      ----------
                                                     $16,204,692     $18,974,067
                                                      ==========      ==========

        On January 13, 1997 the Company issued $1,000,000 of 5% convertible debentures. The convertible debentures have a conversion price which represents a discount of 15% from the price of the Company's average stock price, as defined. The Company has ascribed a value of $176,471 for the 15% discount conversion feature.

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

        The Company has credited this ascribed value for the discount feature described above to additional paid-in capital, and this amount is being amortized to interest expense over the expected life of the convertible debentures. In addition, the Company incurred deferred financing costs of $394,333 relating to the issuance of these debentures. These costs have been reflected in deferred costs in the accompanying consolidated balance sheet and are amortized to interest expense over the term of the related convertible debentures. Any remaining unamortized deferred financing costs will be reflected as a reduction to stockholder's equity.

        On March 13, 1997, the Company issued $500,000 of 6% convertible debentures. The convertible debentures have a conversion price of $11.00, and may not be converted for the first 180 days following issuance. Thereafter, the debentureholder may convert no more than 33% in any 30 day period (or 34% of the debentures in the last 30 day period). The Company has accounted for these debentures at face value.

        On September 30, 1997 the Company issued $7,000,000 of convertible debentures. The debentures bear interest at varying rates of 6% to 8%, as defined. The debentureholders were also issued 413,109 shares of common stock related to this financing. The fair market value of the common stock was $1,050,000 and this amount is being treated as debt discount and being amortized to interest expense over the next ninety days. The convertible debentures have a conversion price of 100% of the Company's average stock price, as defined. In addition, the debentureholder may convert no more than 33% in any 30 day period ( or 34% of the debentures in the last 30 day period). The Company may be required to repay these debentures if, among other things, the Company's common stock is suspended from trading on the NASDAQ Small Cap Market, the required registration statement is not declared effective by March 30, 1998 or the Company disposes of substantially all of its assets or merges with another entity in which the holders of the Company's voting stock do not own at least 50% of the surviving entity. The Company incurred deferred financing costs of $350,000 relating to the issuance of these debentures. These costs will be reflected in deferred costs and amortized to interest expense over the life of the debt or until conversion, at which time the remaining deferred costs will be reflected as a reduction to stockholder's equity.

        Through September 30, 1997, investors converted $4,900,000 in face value of 4.5% convertible debentures and $6,007,275 of 5% convertible debentures with accrued interest of $181,485 into 4,348,082 shares of common stock. In addition, unamortized deferred financing costs totaling $957,545 related to the convertible debentures has been reflected as a reduction to stockholders' equity.

        During the first quarter ended March 31, 1997, the Company's Comtel Electronics, Inc. ("Comtel") subsidiary failed to satisfy certain financial covenants for its line of credit with a bank due on November 30, 1998. In the third quarter the line of credit was amended and, as of September 30, 1997, Comtel was in compliance with all financial covenants. The new agreement restructured the debt so that $2.2 million is now a term loan at the bank's prime rate plus three percent payable over 24 months beginning in November 1997. The remaining balance outstanding of $1,829,360 is collateralized by Comtel's assets and classified as a demand line of credit.

        During the second quarter ended June 30, 1997, the Company repaid an existing $1,200,000 bridge loan plus accrued interest. In addition, the bridge loan holders were provided 99,001 shares of common stock of Nexar Technologies, Inc. ("Nexar") and a warrant to purchase 95,625 shares of the common stock of Dynaco Corp. ("Dynaco") at $1.20 per share in exchange for their Palomar Electronic Corporation ("PEC") warrants. This exchange was consummated based on the relative fair market values of Dynaco and Nexar common stock.

        On September 25, 1997 the Company borrowed $2,000,000 in exchange for a promissory note at prime plus three percent. The note and all accrued interest totaling $13,863 was paid in full on October 17, 1997.

        On July 3, 1996, the Company raised $7,669,442 through the issuance of 9,675 units in a convertible debenture financing. These units are traded on the Luxembourg Stock Exchange. Each unit consists of a convertible debenture denominated in 1,000 Swiss francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share and is due July 3, 2003. The warrants are non-detachable and may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures accrues at a rate of 4.5% per annum and is payable quarterly in Swiss francs. The convertible debentures may be converted by the holder or the Company commencing October 1, 1996 at a conversion price equal to from 100% to 77.5% of the price per share of the Company's common stock, calculated as defined. This conversion price decreases from the third anniversary to the seventh anniversary of the Swiss franc convertible debentures, and in no event is less than $7.00. This conversion floor was decreased by consent of the parties from an original price of $12.00. The Company ascribed a value of $1,917,360 to this discount conversion feature of this convertible debenture. This amount will be amortized to interest expense over the remaining life of the Swiss franc convertible debenture. (See Note 12 and Part II, Item 1, "Legal Proceedings.")

8.      STOCKHOLDERS' EQUITY

        (a) Options

     During the nine months ended September 30, 1997, the Company issued options to certain employees to purchase an aggregate of 1,165,000 shares of common stock at prices ranging from $2.50 to $6.50 per share. During the same period the Company cancelled options to purchase 1,030,100 shares of common stock at prices ranging from $2.38 to $10.50 per share. Four individuals exercised options to purchase an aggregate of 154,000 shares of common stock at prices ranging from $2.00 to $3.00. The total proceeds received by the Company were $346,575.

        During the nine months ended September 30, 1997, the Company granted options to certain Tissue Technologies, Inc. ("TTI") employees to purchase an aggregate of 60,845 shares of common stock at an exercise price of $.01 per share in settlement of a stock option dispute. The employees simultaneously exercised these options. The fair market value of the common stock issued totals $152,113 and has been reflected as a charge in the accompanying consolidated statement of operations for the three and nine months ended September 30, 1997.

        (b) Warrants

        During the nine months ended September 30, 1997, the Company issued warrants to certain employees to purchase an aggregate of 872,500 shares of common stock at prices ranging from $2.50 to $8.875 per share. In addition, the Company issued warrants to certain directors and an officer to purchase an aggregate of 650,000 shares of common stock at prices ranging from $3.25 to $4.00 per share. During the nine months ended September 30, 1997, the Company cancelled warrants issued to certain employees and debentureholders to purchase an aggregate of 797,200 shares of common stock at prices ranging from $6.00 to $16.50 per share. In addition, the Company cancelled warrants issued to certain directors and an officer to purchase an aggregate of 200,000 shares of common stock at prices ranging from $6.75 to $8.00 per share. During the nine months ended September 30, 1997, certain warrantholders exercised warrants to purchase an aggregate 559,195 shares of common stock at prices ranging from $.60 to $2.25. The Company received total proceeds of $1,070,193 related to the exercise of the warrants. In addition, net warrants to purchase 20,687 share of common stock were exercised in the nine months ending September 30, 1997.

        (c) Reserved Shares

        At September 30, 1997, the Company has reserved shares of its common stock for the following:

                                                       September 30,
                                                            1997
                                                       -------------

     Convertible debentures                              7,353,599
     Stock option plans                                  3,709,504
     Warrants                                            9,577,940
     Employee 401(k) plan                                  212,690
     Employee stock purchase plan                          991,606
     Convertible preferred stock                         6,395,151
                                                       -------------
               Total                                    28,240,490
                                                       =============

        (d) Convertible Preferred Stock

        During the nine months ended September 30, 1997, the Company completed the issuance of 16,000 shares of Series H Convertible Preferred Stock ("Series H Preferred") for $16,000,000. The Series H Preferred accrues a premium at varying rates of 6% to 8%, as defined. The Series H Preferred may be converted into common stock, including any accrued but unpaid interest, at 100% of the average stock price for the first 179 days from the closing date, 90% of the average stock price for the following 90 days and 85% of the average stock price thereafter. The average stock price for the Series H Preferred is the average closing bid price for the ten trading days immediately preceding the conversion date, but in no event less than $6.00 on or prior to October 27, 1997 and, thereafter, at the lower of $6.00 or the average closing bid price for the 20 consecutive trading days prior to October 27, 1997. The conversion price is also adjustable for certain antidilutive events, as defined. The holder is restricted for the first 209 days following the closing date to converting no more than 33% of the Series H Preferred in any 30 day period (or 34% in the last 30 day period). Under certain conditions, the Company has the right to redeem the Series H Preferred. The Company has ascribed a value of $2,823,529 to this discount conversion feature of the Series H Preferred. This amount is being amortized as an adjustment to earnings available to common shareholders over the most favorable conversion period attainable to the holders of the Series H Preferred (270 days from the date of issuance of the Series H Preferred). See
Note 6.

        During the nine months ended September 30, 1997, the Company converted shares of preferred stock, accrued premium, dividends and interest into shares of common stock as illustrated below:


                                                                         Amount Converted
                                                                         Including Accrued
        Preferred                                  Number of             Premium, Dividends       Number of Common
          Stock                                   Preferred               and Interest and             Shares
          Series                                Shares Converted         Other Related Costs       Converted Into
        ---------                               ----------------         -------------------      ----------------

           E                                        2,128                     $ 114,539               332,859
           G                                        2,316                        71,997               362,824
           H                                        5,310                       121,761             2,592,025
                                                ----------------         -------------------      ----------------
Total Converted:                                    9,754                     $ 308,297             3,287,708
                                                ================         ===================      ================

        (e) Stock Purchase Program

        During the first nine months of 1997, the Company purchased 145,000 shares of its common stock at an aggregate cost of $427,102 as part of a treasury stock purchase program approved by its Board of Directors in May of 1997.

        (f) Purchased Technology

        On February 28, 1997, Nexar entered into an Asset Purchase and Settlement Agreement as discussed in Note 15 to Financial Statements of the Company's Form 10-KSB, as amended, as of and for the year ended December 31, 1996. Under the terms of this agreement the Company previously paid $1,250,000 in cash, and paid $351,060 in cash and issued 255,320 shares of Palomar's common stock during the second quarter ended June 30, 1997. The total value of this purchased technology of $2,750,000 will be amortized over a period of three years.

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

        As of the effective date of Nexar's initial public offering, the Company owned 6,100,000 shares of Nexar's common stock and 45,684 shares of Nexar's convertible preferred stock. The convertible preferred stock is convertible into 408,080 shares of Nexar's common stock. Pursuant to an agreement between the Company and Nexar, 1,200,000 common shares ( the "Contingent Shares") of the total 6,508,080 common and common equivalent shares of Nexar that are owned by the Company are to be placed in escrow and subject to a mandatory repurchase, in whole or part, by Nexar at $0.01 per share after the 48 month anniversary of the initial public offering of Nexar common stock unless these shares are released from escrow. The Contingent Shares are subject to the release to the Company in installments of 400,000 shares each upon the achievement of any three of the four milestones as specified in the agreement between the Company and Nexar. The milestones are based on Nexar achieving certain revenue, net income and stock price levels, as defined in the agreement.

        In April 1997,  the Company  purchased  300,000  shares of Nexar  common
stock  for  $2,777,484   from  Nexar's   underwriter  in  a  private   placement
transaction.

9.      RELATED PARTY TRANSACTIONS

        At December 31, 1996 and  September 30, 1997,  $578,680 and  $1,549,388,
respectively, including accrued interest at the rate of 7% per annum, was outstanding to certain now former directors under the Company's now terminated corporate loan policy.

        The Company had loans receivable of $186,156 and $146,406, including accrued interest, from two officers of Dynaco, which were evidenced by promissory notes due upon demand, with accrued interest at the rate of 7% per annum. During the third quarter these notes were exchanged for the officers' PEC warrants to purchase 600,000 shares of PEC common stock at $.30 per share. The Company has charged to expense $332,562 in the accompanying consolidated statement of operations for the nine months ended September 30, 1997 related to this exchange.

        In the  first  quarter  of 1997,  the  Company  invested  an  additional
$250,000 in a privately held medical and cosmetic services company. The Company's cumulative investment as of September 30, 1997 totaled approximately $750,000 and represents approximately 12% of the total equity ownership of this company. An officer of CTI is a former director of the privately held company. In return for the $250,000 investment, the Company received 250,000 shares of common stock and a promissory note for $249,900 accruing interest at 12% per annum. In September 1997, the Company fully reserved for this investment, as management's assessment is that the Company's investment has been permanently impaired, resulting in a charge to operations of $750,000.

        During the nine months ended September 30, 1997, the Company sold all of the issued and outstanding common stock of its wholly owned subsidiary, CD Titles, Inc. ("CD Titles"). In exchange, the Company received three promissory notes for an aggregate total of $600,000 (the "Notes") and warrants to purchase 750,000 shares of CD Titles common stock at various exercise prices ranging from $6.00 to $10.00 per share. The sale of CD Titles did not have a material effect on the Company's financial position or results of operations. The Company subsequently exchanged the Notes for a personal guarantee by an officer and a director of CD Titles of a $400,000 claim against the Company, and the cancellation of an approximately $180,000 obligation of the Company to the director of CD Titles.

10.     ASSET WRITE-OFF AND RESTRUCTURING

        During the third quarter, the Company established reserves for certain operating assets and liabilities that resulted in a charge to expense of approximately $9,426,000. Included in the reserves, the Company recognized a restructuring charge of $2,700,000 based on the decision to discontinue some business units and consolidate others. Management believes this restructuring meets the criteria set forth in Emerging Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).

        The Company also assessed its non-core long-term assets and investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and determined that some investments' carrying value will not be realizable due to the Company's change in strategy. The Company has fully reserved for all such investments resulting in a charge to third quarter operations of approximately $13,548,000.

11.     PRO FORMA INFORMATION

        The results of operations related to Comtel have been included with those of the Company since March 20, 1996.

        Unaudited pro forma operating results for the Company, assuming the Comtel acquisition had been made as of January 1, 1996, are as follows:


                                        Nine Months Ended September 30,
                                        -------------------------------
                                             1996                1997
                                        ---------------  --------------
          Revenue                        $49,533,990       $63,206,446
          Net loss                      $(19,243,214)     $(67,167,702)
          Net loss per common share           $(0.80)           $(2.15)

12.     COMMITMENTS AND CONTINGENCIES

        The Company has issued guarantees to several of its subsidiaries for payment of trade payables. The total amount guaranteed at September 30, 1997 was $750,000.

        The Company was a defendant in a lawsuit filed on March 14, 1996 in the United States District Court for the Southern District of New York by Commonwealth Associates ("Commonwealth"). In its suit, Commonwealth alleged that the Company had breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted, and in April 1997 the District Court awarded Commonwealth $3,174,070 in damages. That judgment was appealed by Palomar and on August 18, 1997 the case was settled for $1.875 million. During the nine months ended September 30, 1997, the Company incurred $1.875 million in settlement costs related to the above matter and another $1.675 million related to several other claims and associated litigation costs.

        The Company is a defendant in litigation involving four of the holders of the Company's convertible debentures denominated in Swiss francs. These debentureholders claim Palomar has violated three covenants in the indenture and are seeking payments totaling $5.1 million. The Company believes it has meritorious defenses against the suit and a loss is not probable. (See Part II, Item 1, "Legal Proceedings.")

        The Company is a defendant in litigation involving a shareholder. The shareholder claims disclosure errors and omissions in the Company's proxy statement and Certificate of Incorporation, as amended and restated. The Company believes the suit is without merit and a loss is not probable. The potential exposure cannot be estimated at this time. (See Part II, Item 1, "Legal Proceedings.")

13.     SUBSEQUENT EVENTS

        In September the Company signed a letter of intent with a distributor of medical and cosmetic laser products. Pursuant to the letter of intent, the parties are drafting a definitive agreement pursuant to which the distributor will pay an up-front fee for distribution rights to the Company's current hair removal products and future cosmetic laser products and a warrant to purchase a predetermined amount of the Company's common stock, among other things.

        Subsequent to quarter end, the Company entered into two non-binding letters of intent with the management of TTI and the management of Dynaco setting forth terms of a potential management buy-out of TTI and of Dynaco and its subsidiaries, respectively. The divestiture of TTI is not anticipated to have a material impact on the Company's financial statements; the divestiture of Dynaco and its subsidiaries may have a material impact on the Company's results of operations.

        On October 1, 1997 the Company issued 104,348 shares of Nexar common stock to an investor. In a previous transaction, the Company sold the investor 200,000 shares of Nexar common stock for $10.00 per share and communicated an expected initial public offering price of $12.00 per share. These additional shares were issued as consideration for the actual initial public offering price of $9.00.

        On October 1, 1997 the holder of 5,000 shares of Series G Preferred Stock (the "G Preferred Shares") exchanged the G Preferred Shares for 240,000 shares of Palomar common stock, 956,388 shares of Nexar common stock, and a $47,731 cash payment. In connection with the agreement, the Company has promised to file a registration statement registering the resale of the Palomar common stock with the Securities and Exchange Commission to be declared effective no later than December 31, 1997. If the registration statement is not declared effective by this date, the Company is obligated to issue additional shares of its common stock to the investor as defined in the Registration Rights Agreement.



                     [This space intentionally left blank.]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MEDICAL SEGMENT REVENUE AND GROSS MARGIN: Three months ended September 30, 1997, compared to three months ended September 30, 1996

        For the three months ended September 30, 1997, the Company had medical segment revenues of $5.8 million as compared to $5.1 million for the three months ended September 30, 1996. The increase in the Company's medical segment of $693,000 or 13% was mainly due to additional sales volume of approximately $3.3 million associated with the EpiLaser(tm) and other medical laser products manufactured by the Company's wholly-owned subsidiary Palomar Medical Products, Inc. ("PMP"). The Company obtained FDA clearance to market and to sell the EpiLaser product for hair removal in the United States in March 1997. This increase was offset by a decline of approximately $2.7 million in sales volume for the Company's TruPulse(r) laser product. The Company believes that overall revenues from its medical segment will continue to increase due to its improved manufacturing process, market demand for its EpiLaser and successor products, and an improved distribution network.

        Gross margin in the medical segment for the three months ended September 30, 1997 was $917,000 ( 16% of revenues) versus $1.3 million (25% of revenues) for the three months ended September 30, 1996. The decline in gross margin dollars in 1997 occurred mainly due to lower revenues associated with the Company's TruPulse product, as discussed above. The decline in gross margin percent was caused by a lower margin attained on the Company's EpiLaser product due to initial manufacturing and production of this product. The Company believes that the gross margin for its EpiLaser product should begin to improve in 1998 as the Company obtains manufacturing efficiencies and volume production and revenue increases due to an improved distribution network.

ELECTRONICS SEGMENT REVENUE AND GROSS MARGIN: Three Months ended September 30, 1997, compared to three months ended September 30, 1996

        For the three months ended September 30, 1997, the Company had electronics revenues of $12.4 million as compared to $19.5 million (36% decrease) for the three months ended September 30, 1996. The decrease in the Company's electronics segment of approximately $7.1 million was principally due to a decrease in Nexar sales volume of $4.8 million, a decrease in Dynaco revenues of $1.5 million and a decrease in compact disc sales of $750,000 due to the Company's disposal of CD Titles. Nexar's decrease in revenue was due to a delay in the introduction of its proprietary upgradeable XPA ("XPA") personal computer ("PC") in the third quarter. The XPA was delayed due to manufacturing delays caused by an offshore supplier of motherboards. Nexar has solved this problem by entering a partnership with a leading supplier of motherboards and the Company believes XPA revenues will increase going forward. Dynaco generated sales of approximately $8.1 million for the quarter ended September 30, 1997 compared to sales of approximately $9.6 million for the quarter ended September 30, 1996, due mainly to a decrease in revenue generated by Dynaco's Comtel subsidiary. The revenue at Comtel, a contract electronics manufacturer, decreased due to changes in its customer mix, lower sales volume from its exiting customers and restructuring of its management team.

        In the electronics segment of the Company's business, gross margin decreased to negative $1.7 million for the quarter ended September 30, 1997 as compared to a gross margin of $2.7 million (14% of revenues) for the three months ended September 30, 1996. This decrease in gross margin is the result of a decrease in gross margin at both Nexar and Dynaco. Nexar's negative gross margin of $965,000 is due to unabsorbed overhead costs at its manufacturing facility due to key inventory delays discussed above. Comtel, a subsidiary of Dynaco, incurred a negative gross margin of $779,000 for the three months ended September 30, 1997. This gross loss was attributable to unabsorbed overhead costs caused by Comtel's lower volume and change in customer base.

CONSOLIDATED OPERATING AND OTHER EXPENSES: Three months ended September 30, 1997, compared to three months ended September 30, 1996

        Research and development costs increased to $3.6 million (20% of revenues) for the three months ended September 30, 1997, from $1.6 million (7% of revenues) for the three months ended September 30, 1996. This 119% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Approximately $2.9 million of the $3.6 million expended in the quarter ended September 30, 1997 is attributed to the medical segment. Management believes that research and development expenditures will decrease over the next year as the Company completes its clinical trials of its medical products and begins to market its newly developed products. The remaining $653,000 expended in the current year's third quarter was in the electronics segment, mainly due to the continued development and improvement of Nexar's PC products.

        General and administrative expenses remained constant at $5.6 million (31% of revenues) for the three months ended September 30, 1997, compared to $5.6 million (23% of revenues) for the three months ended September 30, 1996. The Company's 1996 general and administrative expenses included non-recurring charges of $625,000. Excluding the non-recurring charges, general and administrative expenses increased 13%. This increase is attributable to increased  administrative  resources  required  to  oversee  the  growth  of the
Company's medical and electronics business segments. Approximately 19% of general and administrative expense for the three months ended September 30, 1997 are attributable to the Company's wholly-owned Cosmetic Technology International, Inc. ("CTI") subsidiary. CTI is in the process of opening and establishing revenue sharing sites with operating partners. To date, CTI has opened 14 sites in domestic and international markets. The Company anticipates general and administrative expense will decrease in the future as a result of the third quarter restructuring.

        Selling and Marketing expenses increased to $4.0 million (22% of revenues) for the three months ended September 30, 1997, from $2.2 million (9% of revenues) for the three months ended September 30, 1996. This increase in substantially all areas of selling and marketing is attributable to the increase in sales force throughout the Company, in anticipation of increased revenues. The Company anticipates selling and marketing expense as a percent of revenue will decrease in the future as a result of the third quarter restructuring and an anticipated distribution agreement

        Business Development and Financing Costs increased to $597,000 (3% of revenues) for the three months ended September 30, 1997, from $477,000 (2% of revenues) for the three months ended September 30, 1996. This 25% increase is attributable to the Company's restructuring efforts. The Company has increased efforts to divest of non-core subsidiaries and continues to utilize outside sources for funding of its existing core medical product subsidiaries.

        Restructuring and asset write-off costs of $9.4 million were incurred in the three months ended September 30, 1997. This non-recurring charge to operating expenses reflects restructuring of the Company's operations and asset write-off costs for certain operating assets that the Company believes were not fully realizable for both core and none-core medical product subsidiaries. Included in this charge is a $2.7 million reserve for severance costs associated with consolidating the selling, general and administrative functions including the closing of certain facilities.

        Interest expense increased to $1.1 million for the three months ended September 30, 1997, from $510,000 for the three months ended September 30, 1996. The 1997 amount includes $284,000 of non-cash interest expense related to the value ascribed to the discount of the convertible debentures. This 110% increase is primarily the result of an increase in convertible debenture financings, an additional outstanding line of credit financing at Dynaco's Comtel subsidiary which was entered into in December 1996, and interest penalty on the Commonwealth Associates lawsuit settlement.

        Interest income decreased to $141,000 for the three months ended September 30, 1997, from $644,000 for the three months ended September 30, 1996. This decrease is primarily the result of a decrease in the Company's average outstanding cash and cash equivalents balances.

        Net realized and unrealized trading gains were $446,000 for the three months ended September 30, 1997, down from gains of $1.8 million for the three months ended September 30, 1996. The gains reflect market fluctuations. It is the Company's intention to continue to liquidate a portion of its trading investments in the near term, which may result in additional trading gains or losses in the future.

        Asset write-off costs of $13.5 million were incurred in the three months ended September 30, 1997. This one time charge reflects asset write-off costs for notes and investments in both non-core subsidiaries and other outside entities.

        Minority interest in the loss of subsidiary was $1.9 million for the three months ended September 30, 1997 compared to $1,000 for the three months ended September 30, 1996. This increase in the minority interest in the loss of a subsidiary is due to the successful completion of Nexar's initial public offering in which approximately 35% of Nexar's common stock was sold to the public.

MEDICAL SEGMENT REVENUE AND GROSS MARGIN: Nine months ended September 30, 1997, compared to nine months ended September 30, 1996

        For the nine months ended September 30, 1997, the Company had medical segment revenues of $15.7 million as compared to $12.8 million for the nine months ended September 30, 1996. The increase in the Company's medical segment of $2.9 million or 23% was mainly due to additional sales volume of approximately $9.5 million associated with the EpiLaser and other medical laser products manufactured by PMP. The Company obtained FDA clearance to market and to sell the EpiLaser product for hair removal in the United States in March
1997. This increase was offset by a decline of approximately $6.6 million in sales volume for the Company's TruPulse laser product. The Company believes that overall revenues from its medical segment will continue to increase due to its improved manufacturing process, market demand for its EpiLaser and successor products, and an improved distribution network.

        Gross margin in the medical segment for the nine months ended September 30, 1997 was $1.3 million ( 8% of revenues) versus $2.3 million (18% of revenues) for the nine months ended September 30, 1996. The decline in gross margin dollars in 1997 occurred mainly due to lower revenues associated with the Company's TruPulse product, as discussed above. The decline in gross margin percentage was caused by lower margins attained on the Company's EpiLaser product due to initial manufacturing and production of this product. The Company believes that the gross margins for its EpiLaser product should begin to improve in 1998 as the Company obtains manufacturing efficiencies and volume production and revenues increase due to an improved distribution network.

ELECTRONICS SEGMENT REVENUE AND GROSS MARGIN: Nine months ended September 30, 1997, compared to nine months ended September 30, 1996

        For the nine months ended September 30, 1997, the Company had electronics revenues of $47.5 million as compared to $36.4 million (31% increase) for the nine months ended September 30, 1996. The increase in the Company's electronics segment of approximately $11.1 million was principally due to an increase in Nexar sales volume of $11 million. Nexar's revenue has grown since the introduction in April 1996 of its proprietary upgradeable PC and revenue at Nexar is expected to continue to grow with the introduction of its proprietary upgradeable XPA PC in the third quarter.

        In the electronics segment of the Company's business, gross margin decreased to negative $434,000 (negative 1% of revenue) for the nine months ended September 30, 1997 as compared to a gross margin of $4.1 million (11% of revenues) for the nine months ended September 30, 1996. This decrease in gross margin is the result of a decrease in gross margin at both Nexar and Dynaco. Nexar's nine month ended September 30, 1997 gross margin of $380,000 is due to unabsorbed overhead costs at its manufacturing facility due to key inventory delays discussed above. Comtel, a subsidiary of Dynaco, incurred a negative gross margin of $2.9 million for the nine months ended September 30, 1997. This gross loss was attributable to unabsorbed overhead costs caused by Comtel's lower volume and change in customer base.

CONSOLIDATED OPERATING AND OTHER EXPENSES: Nine months ended September 30, 1997, compared to nine months ended September 30, 1996

        Research and development costs increased to $9.5 million (15% of revenues) for the nine months ended September 30, 1997, from $5.7 million (12% of revenues) for the nine months ended September 30, 1996. This 66% increase in research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Approximately $7.6 million of the $9.5 million expended in the nine months ended September 30, 1997 is attributed to the medical segment. Management believes that research and development expenditures will decrease over the next year as the Company completes its clinical trials of its medical products and begins to market its recently developed products. The remaining $1.7 million expended in the current year was in the electronics segment, mainly due to the continued development and improvement of Nexar PC products.

        General and administrative expenses increased to $16.7 million (26% of revenues) for the nine months ended September 30, 1997, compared to $14.2 million (29% of revenues) for the nine months ended September 30, 1996. This increase is attributable to increased administrative resources required to oversee the growth of the Company's medical and electronics business segments. Approximately 15% of general and administrative expenses for the nine months ended September 30, 1997 are attributable to the Company's CTI subsidiary. CTI is in the process of opening and establishing revenue sharing sites with
operating  partners.   To  date,  CTI  has  opened  14  sites  in  domestic  and
international markets. The Company anticipates general and administrative expense will decrease in the future as a result of the third quarter restructuring.

        Selling and Marketing expenses increased to $11.9 million (19% of revenues) for the nine months ended September 30, 1997, from $6.3 million (13% of revenues) for the nine months ended September 30, 1996. This increase in substantially all areas of selling and marketing is attributable to the increase in sales volume throughout the Company, particularly in the medical products segment as revenues have begun to increase now that the Company has an FDA-cleared laser hair removal product. The Company anticipates selling and marketing expense as a percent of revenue will decrease in the future as a result of the third quarter restructuring and an anticipated distribution agreement.

        Business Development and Financing Costs decreased to $2.1 million (3% of revenues) for the nine months ended September 30, 1997, from $2.4 million (5% of revenues) for the nine months ended September 30, 1996. This 15% decrease is attributable to the Company's maturation. The Company has decreased its acquisition and financing activities and is now focused on developing and growing its existing core medical products and exiting its non-core electronic businesses.

        Settlement and Litigation costs were $3.6 million (6% of revenues) for the nine months ended September 30, 1997; there were no settlement costs during the nine months ended September 30, 1996. The costs are attributable to a lawsuit brought by an investment banker and other smaller claims made against the Company. In the suit, the investment banker alleged that the Company breached a contract in which the banker was to provide certain investment banking services in return for certain compensation. This case was settled on August 18, 1997 for $1.875 million.

        Restructuring and asset write-off costs of $9.4 million were incurred in the nine months ended September 30, 1997. This one time charge to operating expenses reflects restructuring and asset write-off costs for certain operating assets that the Company believes were not fully realizable for both core and none-core medical product subsidiaries. Included in this charge is a $2.7 million reserve for severance costs associated with consolidating the selling, general and administrative functions, including the closing of certain facilities.

        Interest expense increased to $4.6 million for the nine months ended September 30, 1997, from $1.2 million for the nine months ended September 30, 1996. This amount includes $2.6 million of non-cash interest expense related to the value ascribed to the discount of the convertible debentures. This 272% increase is primarily the result of an increase in convertible debenture financings and an additional outstanding line of credit financing at Dynaco's Comtel subsidiary which was entered into in December 1996.

        Interest income decreased to $664,000 for the nine months ended September 30, 1997, from $1.8 million for the nine months ended September 30, 1996. This decrease is primarily the result of a decrease in the Company's average outstanding cash and cash equivalents balances.

        Net realized and unrealized trading gains were $996,000 for the nine months ended September 30, 1997, down from gains of $2.5 million for the nine months ended September 30, 1996. The gains reflect market fluctuations. It is the Company's intention to continue to liquidate a portion of its trading investments in the near term, which may result in additional trading gains or losses in the future.

        Asset write-off costs of $13.5 million were incurred in the nine months ended September 30, 1997. This one time charge reflects asset write-off costs for notes and investments in both non-core subsidiaries and other outside entities.

        Minority interest in the loss of subsidiary was $2.9 million for the nine months ended September 30, 1997 compared to $47,000 for the nine months ended September 30, 1996. This increase in the minority interest in the loss of a subsidiary is due to the successful completion of Nexar's initial public offering in which approximately 35% of Nexar's common stock was sold to the public.

Liquidity and Capital Resources

        As of September 30, 1997, the Company had $15.1 million in cash, cash equivalents and trading securities including $2.7 million of cash and cash equivalents held at the Company's Nexar subsidiary. During the nine months ended

September 30, 1997 the Company generated $16.7 million, $15.0 million, $19.7 million and $3.9 million in net proceeds from the issuance of convertible debentures, the sale of its preferred stock, the initial public offering of Nexar and the sale of Palomar-owned Nexar common stock, respectively.

        The Company's net loss for the nine months ended September 30, 1997 included the following non-cash items: $3.6 million of depreciation and amortization expense; $2.6 million of additional interest expense relating to the amortization of the discounts on the convertible debentures; $23 million in restructuring and asset write-off costs; and a legal settlement accrual of $2.9 million in connection with a breach of contract case involving a former investment banking consultant.

        The Company anticipates that capital expenditures for the remaining three months of 1997 will total approximately $600,000, of which $500,000 is attributed the purchase of laser products for CTI's laser centers. The Company will finance these expenditures with cash on hand and equipment leasing lines, or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise the funds.

        Dynaco has a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse at 85% of face value, up to a maximum commitment of $3 million. As of September 30, 1997, the amount of accounts receivable sold that remained uncollected totaled $
2.1 million net of related reserves and fees, as defined in the agreement. This amount is classified as a revolving line of credit in the accompanying balance sheet as of September 30, 1997. The interest rate on such outstanding amounts is the bank's prime rate plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets. Borrowings under this loan agreement are guaranteed by the Company.

        On December 5, 1996, Comtel entered into a loan agreement with a loan association which provided for borrowings up to $5,000,000 in the form of revolving receivable and inventory loans and a term note payable over two years beginning in November 1997. Borrowings under the revolving receivable and inventory loans are limited by a borrowing base calculation on eligible accounts receivable and inventory, and are collateralized by accounts receivable, inventory, and certain other assets. Borrowings bear interest at the lender's prime rate plus 3% and amounted to $1.8 million as of September 30, 1997. The loan agreement terminates on November 30, 1998. Borrowings under the term loan of $2.2 million bear interest at the bank's prime rate plus 3%. The term loan is payable in monthly installments over two years beginning in November 1997.

        A large part of the Company's medical products business is still in the developmental stage, with significant research and development costs and regulatory constraints that currently limit sales of its medical products. These activities are an important part of the Company's business plan. Due to the nature of clinical trials and research and development activities, it is not possible to predict with any certainty the timetable for completion of these research activities or the total amount of funding required to commercialize products developed as a result of such research and development. The rate of research and the number of research projects underway are dependent to some extent upon external funding. While the Company is regularly reviewing potential funding sources in relation to these ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or, if available, on terms satisfactory to the Company.

        The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations. There can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, including strategic partnerships, additional bank financing, private debt and equity financing, liquidation of assets and other sources. The Company believes that it will be successful in obtaining additional financing in order to fund current operations in the near future.

Factors That May Affect Future Results

        The matters described herein contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, statements relating to financial and sales projections, divestiture of non-core subsidiaries, market demand, manufacturing efficiencies, gross margins, decreases in certain expenses, execution of a distribution agreement and an improved distribution network, and results of operations, restructuring and litigation that involve risk and uncertainties that may individually or mutually impact the matters discussed herein. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the factors identified in the Company's Form 10-KSB, as amended, for the year ended December 31, 1996, and the following:

        The Company and certain of its subsidiaries have a history of losses, and the Company expects its losses to continue. The Company must secure additional financing to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations.

        The Company's future operating strategy and results are dependent on its ability to successfully divest its non-core electronic subsidiaries. There can be no assurance that the Company will be able to successfully execute this plan.

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

        The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the high technology sector, as well as general economic conditions and other factors external to the Company.

        In July 1997, one of Nexar's two outside turn-key manufacturers notified Nexar of its inability to timely manufacture on a going forward basis Nexar's proprietary motherboards. Nexar has made arrangements with two new manufacturers to assume timely production of the motherboards. Nexar does not believe that the transition to the new manufacturers will have a long-term material adverse effect on Nexar, but the several weeks it took to resume full production of these key components had a short-term negative impact on Nexar's results of operations in the third quarter due to the possibility of limited delays in the initial shipments of Nexar's new XPA product, and could similarly impact Nexar's results of operations in the fourth quarter.

        The Company and its subsidiaries are involved in disputes with third parties. Such disputes have resulted in litigation with such parties and, although the Company is a plaintiff in several matters, the Company is subject to claims and counterclaims for damages and has incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for the Company. The Company is unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. These matters may result in diversion of management time and effort from the operations of the business. After consideration of the nature of the claims and the facts relating to these proceedings, the Company believes that the resolution of these proceedings will not have a material effect on the Company's business, financial condition and results of operations; however, the results of these proceedings, including any potential settlements, are uncertain and there can be no assurance to that effect. (See Part II, Item 1, "Legal Proceedings.")

        The Company undertakes no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                     [This space intentionally left blank]

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        On October 7, 1996 the Company filed a declaratory judgment action in the United States District Court for the District of Massachusetts against MEHL/Biophile ("MEHL") seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. ("Selvac" and the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition against the Company, its Spectrum Medical Technologies and Spectrum Financial Services subsidiaries, and a New Jersey dermatologist, in the United States District Court for the District of New Jersey. Selvac's complaint alleges that the Company's EpiLaser infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser for hair removal before it had received FDA approval for that specific application. The Company and Selvac agreed to dismiss the Massachusetts litigation without prejudice. Palomar has brought in the New Jersey action its claims that the Selvac patent is invalid, that the Company has not infringed the Selvac patent, that MEHL should be enjoined from making further assertions concerning infringement and unfair competition, and that the Company should be awarded attorney fees and other appropriate relief. Thus both the Company's and MEHL's claims will be tried on the merits in New Jersey. The court has granted Palomar's motion to dismiss Selvac's federal unfair competition claim so far as it depends on Palomar's supposed violations of FDA rules. The Company believes that MEHL's claims are without merit. The extent of exposure of the Company cannot be determined at this time.

     On October 16, 1997, the Company brought a declaratory judgment action in U.S. District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). (At current exchange rates, the principal amount of the Swiss Franc Debentures is approximately US$ 6.75 million.) The defendants in this action are Banque SCS Alliance SA, Arbuthnot Fund Managers, Ltd., Banca Commerciale Lugano, Privatinvest Bank AG (these four defendants are being referred to collectively as the "Asserting Holders"), CUF Finance S.A., Fibi Bank (Schweiz) AG, Teawood Nominees, Ltd., JS Gadd & Cie, SA, Swedbank (Luxembourg) SA, Christiana Bank Luxembourg SA, (now known as Credit Agricole Indosuez), Landatina Financiera SA and American Stock Transfer & Trust Co., as trustee. Just prior to this suit, the Asserting Holders had alleged that the Company is in breach of certain protective covenants under the indenture. The Company believes that it is not in default under any protective covenants, and the Company's action seeks a declaration from the Court to that effect. All payments on the Swiss Franc Debentures are current. On October 22, 1997, the Asserting Holders sued the Company and all of its principal subsidiaries in the same court; the October 16th and October 22nd cases have been assigned to the same judge. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures. The Asserting Holders sought a temporary restraining order attaching bank accounts and barring the Company from transferring any interest in securities of its subsidiearies. At a hearing on November 6, 1997, the Court denied this motion. A preliminary injunction hearing concerning essentially the same issues is scheduled to commence on November 21, 1997. As of November 13, 1997, acting under appropriate provisions of the indentures, the Company notified the holders of the Swiss Franc Debentures that is is causing the conversion of all of the Debentures into an aggregate of 914,024 shares of the Company's Common Stock. The Company believes that its position in these matters is correct and intends to contest the claims of the Asserting Holders vigorously.

        On August 27, 1997, Pamela Siegman, as Trustee for the Pamela Siegman Trust, filed an action in the Court of Chancery of the State of Delaware in and for New Castle County against Palomar and each of its current directors and two former directors. Siegman, purportedly on behalf of similarly situated shareholders, claims disclosure errors and omissions in Palomar's annual meeting proxy statement concerning, among other things, the proposals for (a) a staggered board; and (b) amendments to the Company's stock option plans. Siegman also claims that all the Company's preferred stock is void because of a purported deficiency in Palomar's Certificate of Incorporation. Siegman has abandoned her disclosure claim concerning the staggered board. Palomar believes that Siegman's remaining claims are without merit.

Item 2. Changes in Securities

        Convertible Debentures

        Pursuant to Section 4(2) of the Securities Act of 1933, as amended, on September 30, 1997, the Company sold a total of $7,000,000 in convertible debentures to three investors; $3,500,000 to JNC Opportunity Fund, Ltd., $1,500,000 to Diversified Strategies Funds, L.P. and $2,000,000 to Southbrook International Investments, Ltd. Each investor received shares of common stock upon issuance of the debentures. The number of shares of common stock were equal to 15% of the original principal amount of the debenture divided by the average closing bid price for the three trading days commencing on October 1, 1997. The debentures accrue interest at a rate of 6% over the first 179 days, 7% over days 180-269 and 8% thereafter. The convertible debentures have a conversion price of 100% of the average stock price, as defined. The debentureholder may convert no more than 33% in any 30 day period (or 34% in the last 30 day period). Commissions on this transaction totaled $350,000.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on September 15, 1997. At the Annual Meeting, Louis P. Valente, Buster C. Glosson, John M. Deutch, James G. Martin and A. Neil Pappalardo were elected as directors of the Company, to serve until the Company's 1998 Annual Meeting of Stockholders or special meeting in lieu thereof, or until their successors have been duly elected and qualified. In addition, the stockholders voted upon proposals to (1) amend the Company's Restated Certificate of Incorporation to (i) divide the Company's Board of Directors into three classes each class consisting as nearly as possible of one-third of the whole number of the Board of Directors; (ii) require that action required or permitted to be taken by stockholders of the Company be taken at an annual or special meeting of stockholders and not by written consent by stockholders; and (iii) provide that, unless certain conditions were met, the proposed amendments could not be amended without a vote of the holders of 75% of the outstanding shares of stock of the Company entitled to vote at a meeting of stockholders held for the purpose of voting on such amendment; (2) amend the Company's 1991, 1993, 1995 and 1996 Stock Option Plans to provide that the Committee that administers those Plans should have the right, in its discretion, to accelerate the date of exercise of any option; (3) amend the Company's 1996 Employee Stock Purchase Plan to eliminate the six month waiting period for eligibility, and to provide that participating employees may purchase the Company's common stock for 85% of Fair Market Value on the Entry Date or the Purchase Date of the Purchase Period, as defined in the Plan; and
(4) ratify the appointment by the Board of Directors of Arthur Andersen LLP as auditors of the Company for the fiscal year ending December 1997.

        A tabulation of the votes on the above-referenced matters follows:


                                                  Votes Against                      Broker
                                   Votes For      or Withheld         Abstentions    Non-Votes
Election of Louis P. Valente       29,298,365     1,112,495

Election of John M. Deutch         26,299,105     1,111,755

Election of Buster C. Glosson      26,297,105     1,113,755

Election of James G. Martin        26,286,145     1,124,715

Election of A. Neil Pappalardo     26,299,105     1,111,755

Charter Amendments                  7,359,788     1,713,950            323,328       18,022,294

Amendments to Stock Option Plans   23,063,902     2,434,626            475,761        1,438,071

Amendment to Employee Stock
     Purchase Plan                 23,351,436     2,213,407            412,746        1,440,071

Ratification of
     Arthur Andersen LLP
     as Independent Auditors       26,664,600      458,651             296,109

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Certificate of Correction of the Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on September 23, 1997

3.2 Certificate of Correction of the Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on September 23, 1997

*3.3 By-laws of the Company, as amended, incorporated by reference to Exhibit No. 3.5 of the Company's Annual Report on Form 10KSB/A-4 for its year ending December 31, 1996

4.1     Amended 1996 Employee Stock Purchase Plan

4.2     First Supplemental Indenture

27      Financial Data Schedule

(b) Reports on Form 8-K.

        None.


        *       Previously   filed  on  August   14,   1997  as  an  exhibit  to
                Registration Statement No. 333-25209.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on November 14, 1997.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                            (Registrant)



DATE:  November 14, 1997                      By:     /s/ Louis P. Valente
                                                  ------------------------------
                                                    Louis P. Valente
                                                    President and
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)



DATE:  November 14, 1997                             /s/ Joseph P. Caruso
                                                  ------------------------------
                                                    Joseph P. Caruso
                                                    Chief Financial Officer and
                                                    Treasurer
                                                   (Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer)