Form 10-K
period 1997-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1998-04-14
CIK 881695

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997

                         Commission file number: 0-22340
                                [OBJECT OMITTED]

                        PALOMAR MEDICAL TECHNOLOGIES, INC.
                        ----------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                                     04-3128178
                --------                                                     ----------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

               45 Hartwell Avenue, Lexington, Massachusetts 02173
               --------------------------------------------------
                    (Address of principal executive offices)
                                 (781) 676-7300
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
------------------------------------------------------------
                                                       Name of each exchange on
         Title of each class                                which registered
         -------------------                           ------------------------
         Not Applicable                                     Not Applicable

          Securities registered pursuant to Section 12 (g) of the Act:
          -----------------------------------------------------------
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                       ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 1998, 59,553,243 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by Nasdaq on March 20, 1998) of Palomar Medical Technologies, Inc., held by nonaffiliates was $66,009,188. For purposes of this disclosure, shares of Common Stock held by entities who own 5% or more of the outstanding Common Stock, as reported in Amendment No. 3 to a Schedule 13G filed on March 10, 1998, and shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to April 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K

Transitional Small Business Disclosure Format:       Yes      X    No
                                                 ---         ---

                                     PART I

ITEM 1.  BUSINESS.

(a)      INTRODUCTION

         Palomar Medical Technologies, Inc. (the "Company" or "Palomar" or the "Registrant") was organized in 1987 to design, manufacture and market lasers, delivery systems and related disposable products for use in medical procedures. In December 1992 the Company went public. Subsequently, the Company pursued an aggressive acquisition program, acquiring companies in its core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets, among other reasons. By the beginning of 1997, the Company had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market its EpiLaser(R) hair removal laser system in March 1997, the Company was well positioned to focus on what it believes is the most promising product in its core laser business. Hence, under the direction of a new Board and management, the Company undertook an ambitious program in 1997 of exiting all non-core businesses and investments and focusing only on those businesses which it believes hold the greatest promise for maximizing stockholder value. Currently, the Company has four subsidiaries, one of which, Dynaco Corp. ("Dynaco"), the only remaining electronics subsidiary, the Company anticipates exiting in 1998. (See Report on Form 8-K filed December 23, 1997 and incorporated herein by reference.) The remaining three subsidiaries are Palomar Medical Products, Inc. ("PMP"), in Lexington, Massachusetts, where the Company's ruby hair removal laser system is manufactured, Star Medical Technologies, Inc. ("Star") in Pleasanton, California, where the Company's diode hair and leg vein removal laser is manufactured, and Cosmetic Technology International, Inc. ("CTI"), also headquartered in Lexington, Massachusetts, which provides cosmetic laser services.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company conducts business in one industry segment, medical products and services. In 1997, the Company began a program of divesting all of its noncore electronics subsidiaries. The Company expects to complete this program in 1998. (See Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Overview" and Note 2 to Financial Statements.)

(c)      DESCRIPTION OF BUSINESS

         (i)      PRINCIPAL PRODUCTS AND SERVICES

                  Lasers for Hair Removal

         The word "laser" is the acronym for "light amplification by stimulated emission of radiation." The emitted radiation oscillates within an optical resonator and is amplified by an active medium, resulting in a monochromatic beam of light, which is narrow, highly coherent and thus can be focused to a small spot with a high degree of precision. In recent years, scientists and clinicians have developed a concept called tissue optics to describe how the unique properties of the laser can be used to treat human tissue selectively and more precisely. By careful selection of laser parameters, such as wavelength (color), energy and pulse width (exposure time), and with a detailed understanding of the physical and optical properties of the target tissue, the clinician can selectively treat the target tissue while minimizing or eliminating damage to surrounding tissue. The concept of color selectivity has been useful in developing a number of successful dermatological applications. The patented hair removal technology utilized by Palomar targets the pigment in a hair follicle and was developed by Dr. R. Rox Anderson at Massachusetts General Hospital ("MGH"). Pigment, called melanin, is found in the upper layer of the skin and in the hair shaft and hair follicle deeper below the surface of the skin. With the appropriate selection of wavelength (color), energy and pulse width to allow for the preferential absorption of laser energy by the melanin present in the hair, there is negligible absorption by the surrounding tissue. Energy from ruby lasers is particularly well absorbed by melanin and absorption by other cells and tissue is particularly low. Palomar uses a patented and proprietary contact cooling technology to protect the upper layer of the skin while the ruby or diode laser light is targeting and destroying the follicle deeper within the skin tissue. In addition, Palomar's patented contact cooling handpiece enables the laser light to penetrate to the correct depth while at the same time limiting the amount of discomfort associated with the procedure. This method of hair removal using the cooling handpiece allows for selective destruction of the target follicle without harming the surrounding skin or surface of the skin. The laser light is pulsed at a rapid rate covering approximately one-eighth square inch at each pulse. This treatment method allows for a large area of treatment over a relatively short period of time.

         Using its core ruby laser technology, originally developed for tattoo removal and pigmented lesions, Palomar developed a long pulse ruby laser, the EpiLaser(R) laser system, that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with the patented ChillTip(TM) cooling handpiece, allows for safe and effective hair removal.

         In an effort to find a way to allow the laser light to pass through top skin layers and be deeply absorbed in the hair follicle below, a contact cooling handpiece was developed by MGH and licensed to Palomar on an exclusive world-wide perpetual basis. This unique cooling handpiece is key to the success and safety of Palomar's laser hair removal systems, as it permits laser applications of higher power with better targeting and greater safety. The cold sapphire tip protects the epidermis while allowing the laser light to efficiently destroy the target follicles. The Company believes its unique delivery system enables the user to address a potentially larger market than electrolysis currently does by offering to treat large areas of the body such as back, chest, abdomen, legs, arms and other areas. (See "Research and Development.")

         In March 1997, Palomar was the first company to receive FDA clearance to sell and market a ruby laser in the U.S. for hair removal. In December 1997 and January 1998 respectively, Palomar was also the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the Company's LightSheer(TM) diode laser system.

         During 1998, Palomar may upgrade its ruby laser system to include a fiber delivery system, a higher energy head and a new handpiece. Palomar will continue to make improvements to the ruby laser systems including higher energy (for even more effective hair reduction), colder cooling and user selectable pulse widths (for more comfort and safety with darker skin), and faster pulse rate (for faster hair removal).

         Throughout 1997, the Company's Star subsidiary continued work on the Company's latest hair removal system, the LightSheer(TM) diode laser. This revolutionary device incorporates state-of-the-art laser diode technology into a 2,000 watt system that the Company feels will be the ideal complement to the current ruby laser technology for hair removal. The LightSheer(TM) diode laser weighs approximately one-eighth the weight of the EpiLaser(R) laser system, can complete a treatment more rapidly than the ruby laser, and plugs into any wall outlet. Clinical results after 18 months of testing show comparable results to the EpiLaser(R) laser system for most hair and skin types. The new system uses Palomar's exclusive patented contact cooling technology to provide greater efficacy while maintaining epidermal safety.

                  The Hair Removal Market

         The market for laser-based hair removal is in its early stages and is rapidly growing. The final size of that market cannot yet be determined; however, the Company believes that the current electrolysis market is a good model. Last year, more than one million women in the United States underwent treatment using electrolysis, spending on average more than $1,000 each, representing a market of approximately $1 billion annually. In addition, surveys indicate as many as 15% of men would also like to remove unwanted hair especially from back and chest areas. Electrolysis is a commonly used method for the long-term removal of body hair. Other methods of hair removal include waxing, depilatories, tweezing, depilatory creams and shaving, all resulting in only short-term hair removal. (See Item 7. "Risk Factors - Dependence on Developing Market; Product Concentration.")

         Electrolysis is a process in which an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle, which disables the hair follicle. The tiny blood vessels in each hair follicle are heated and coagulated, presumably cutting off the blood supply to the hair matrix, or are destroyed by chemical action depending upon modality used. The success rate for electrolysis is variable depending upon the skill of the electrologist and always requires a series of treatments. Electrolysis is time-consuming, expensive and sometimes painful. There is also some risk of skin blemishes and a rising concern relating to needle infection. Since electrolysis only treats one hair follicle at a time and can only treat visible hair follicles, the treatment of an area as small as an upper lip may require numerous visits at an aggregate cost of up to $1,000. Although 70% of all electrolysis treatments are for facial hair, the neck, breasts and bikini line are also treated. Because hair follicles are disabled one at a time, electrolysis is rarely used to remove hair from large areas such as the back, chest, abdomen and legs.

         Market surveys report that more than 70% of women in the United States employ one or more techniques for temporary hair removal from various parts of the body. Pulling hair from the follicle produces the longest-term temporary results, but is painful and may cause skin irritation. A number of techniques are used to pull hair from the follicle including waxing, depilatories and tweezing. In the waxing process, a lotion, generally beeswax-based, is spread on the area to be treated and allowed to harden, thereby trapping the hairs. The hardened film is then rapidly peeled off, pulling out the entrapped hairs. Depilatories employ rotating spring coils or slotted rubber rolls to trap and pull out the hairs. Tweezing involves removing individual hairs with a pair of tweezers. Depilatory creams, which contain chemicals to separate hair from the follicle, frequently leave a temporary, unpleasant odor and may also cause skin irritation. Shaving is the most widely used method of hair removal, especially for legs and underarms, but produces the shortest-term results. Hair bleaches do not remove hair, but instead lighten the color of hair so that it is less visible. A principle drawback of all of these methods is that they require frequent treatment.

         Studies using Palomar's laser hair removal process demonstrated significant permanent reduction of hair following treatment with the EpiLaser(R) laser system. The first treatment causes a portion of the hair (typically the hair in the growth mode) to be reduced in size, color and/or quantity (based on studies followed for up to three years) and causes significant growth delay (three to six months) of most of the rest of the hair. Since the partial re-growth tends to occur in synchrony, the follow-up treatment is often more effective than the first treatment. An FDA submission seeking to allow Palomar to claim permanent reduction of hair from treatments with its EpiLaser(R) laser system was filed in January of 1998. Benefits of Palomar's laser hair removal process include: significant long term cosmetic improvement, treatment of larger areas in each treatment session, relatively painless procedure, reduced risk of scarring, non-invasive procedure, no risk of cross-contamination, and higher success rates than with previous methods.

                  Marketing, Distribution and Service

         Pursuant to an agreement executed in November 1997, Coherent, Inc. ("Coherent") is the exclusive distributor for Palomar's hair removal lasers. If Coherent fails to meet certain minimums sales quotas specified in its agreement with Palomar, it loses its exclusive distribution rights. Coherent is the largest medical laser company in the world, with over 200 sales persons worldwide. Under its agreement with Palomar, Coherent is responsible for sales, marketing, service, training and education. Coherent has over 50 service representatives in the US, and over 100 worldwide. (See Item 7. "Risk Factors - Dependence on New Relationship with Coherent" and Note 12(e) to Financial Statements.)

                  Laser for Tattoo and Pigmented Lesion Removal

         The Company also sells a Q-switched ruby laser for tattoo removal and treating pigmented lesions, the RD-1200(TM). In 1997, RD-1200(TM) sales constituted approximately 10% of the Company's sales, and were primarily overseas, in Japan, Korea and other parts of the world. Palomar sells and services the RD-1200(TM) through distributors internationally. In the United States, Palomar has provided service through its own service organization, but expects to arrange for third party service beginning in the middle of 1998.

         The RD-1200(TM) Q-switched ruby laser has been on the market for nearly nine years. Competition in the medical device industry is intense and technology developments have continued at a rapid pace over the past decade. While the RD-1200(TM) Q-switched ruby laser is still recognized as the "gold standard" for performance in this market, there are less expensive products now available for this purpose. Palomar expects sales of this product to continue in 1998 at a low volume to foreign countries where the advantages of ruby laser for treatment of pigmented lesions is especially important.

                  Cosmetic Laser Services

         An additional avenue that the Company has explored for its laser technology is the service business conducted through its CTI subsidiary, which was incorporated in 1996 for that purpose. During 1997, CTI established a number of test sites to explore business models.

         In early 1997, CTI entered into a binding letter of intent with Columbia/HCA, one of the world's largest owners and operators of medical facilities, to establish revenue-sharing cosmetic laser service sites in existing Columbia/HCA facilities. To date, three such sites have been established. CTI provides each of its sites with a turnkey package of laser and medical device technology, equipment, training and service, operations personnel, strategic advertising and marketing programs, patient financial credit programs and management assistance. To date, ten CTI revenue-sharing sites in addition to the Columbia/HCA sites are open and under development. During 1997, CTI generated revenues of approximately $1,000,000 and incurred operating expenses of approximately $4,500,000.

         (ii)     PRODUCTS UNDER DEVELOPMENT

                  Burn Diagnosis Laser System

         In 1994, the Company's Star subsidiary was awarded a $60,000 Phase I Small Business Innovation Research Grant ("SBIR") entitled "High Energy Diode Laser for Burn Diagnosis" by the U.S. Air Force, Phillips Laboratory. In 1994, Star obtained an exclusive, worldwide license to a patent relating to the measurement of burn depth in skin from the Office of Technology Affairs at MGH. In 1995, Star was granted a $743,000 follow-on Phase II SBIR contract by Phillips Laboratory for the research and development of the burn diagnostic system. During the fiscal years ended December 31, 1997, 1996 and 1995, Star recognized $149,251, $281,991 and $307,000 of government contract revenue, respectively. In 1996, Star began initial clinical testing of the burn diagnosis system at the Shriner Burn Center in Boston, Massachusetts and at the Augusta Medical Center in Augusta, Georgia. The system is designed to illuminate the wound site with near infrared light from a diode laser and to image the blood flow using a fluorescence dye as an aid to the doctor in determining the extent of blood flow within the dermis to more accurately diagnose the degree of a burn and to enable physicians to improve treatment of burn patients. To date the system has been tested on a small number of burn patients and has demonstrated the ability to detect the absence or presence of blood flow deep in the dermis. The system has also been used clinically to determine blood flow surrounding skin ulcers and in surgical flaps, again, on a very limited number of patients. Clinical testing continues at the Augusta Medical Center. The Company expects that it may take several years before a commercial blood flow diagnostic product is available.

                  Laser Tonsillectomy

         In June 1994, the Company signed an agreement with the Otolaryngology Research Center for Advanced Endoscopic Applications at New England Medical Center, Boston, Massachusetts (the "NEMC Agreement"), to provide a research grant and to sponsor investigations and development of laser applications, advanced delivery systems and disposable products in the area of dye and diode laser applications in otolaryngology and related specialties. Under the NEMC Agreement, the Company provided a total of $150,000 in funding and $50,000 in the form of laser hardware. The parties have reached an understanding that the Company will obtain ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any inventions developed with the grant funding. In August 1994, the NEMC Agreement was amended to support animal testing with one of the Company's diode lasers in connection with performing tonsillectomies. In the year ended December 31, 1997, the Company provided $54,000 in funding. The animal studies were completed successfully in 1997. The Company intends to fund human clinical studies in this area over the next twelve month period. The Company expects that it may take several years before a commercial product for tonsillectomy is available.

                  Dye Laser

         During 1995, the Company entered into a two year cost plus fixed fee contract with the U.S. Army for the investigation of compact, wavelength diverse, high efficiency solid-state dye lasers. In 1997, the Company, which does not anticipate this research will result in a commercial product within the next few years, concluded with the U.S. Army a Novation Agreement which novates this contract to Physical Sciences, Inc. ("PSI"). Upon completion of the contract, PSI has agreed to offer the Company a right of first refusal for a commercial license to sell, manufacture or otherwise dispose of solid-state dye laser technology as developed by PSI under the contract for use in medical products.

                  Laser Thrombolysis

         In 1993, the Company entered into an agreement with the Edwards LIS Division of Baxter (the "Baxter Agreement") regarding an integrated system utilizing lasers and catheters for the removal of blood clots. Under the Baxter Agreement, Baxter licensed its proprietary technology to the Company, and the Company cross-licensed its laser thrombolysis technology to Baxter. The Company also granted to Baxter a license to sell and market products incorporating such technology. Baxter agreed to transfer its interest in the agreement to Advanced Cardiovascular Systems, Inc. ("ACS"), a division of Eli Lilly, as part of a purchase by Eli Lilly of the Baxter LIS division. Eli Lilly subsequently sold ACS to Guidant Corp.

         In January 1997, Palomar became an equity partner in the formation of a new company, LaTIS, Inc., created to use Palomar's laser thrombolysis technology to develop a pulsed-dye laser system for treating strokes. All licenses relating to this technology have been transferred to LaTIS. With the formation of this new venture, laser thrombolysis is no longer part of Palomar's strategic agenda, although the Company can still derive some benefits from its research due to its equity participation.

         (iii)    PRODUCTION AND SOURCES AND AVAILABILITY OF MATERIALS

         Palomar's manufacturing and research and development operations are located in two locations, Lexington, Massachusetts and Pleasanton, California. The ruby laser system is manufactured in Massachusetts and the diode laser system is manufactured in California. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Palomar maintains control of and manufactures key components in-house. The entire fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributors.

         Palomar depends and will depend upon a number of outside suppliers for components used in its manufacturing process. Most of Palomar's components and raw materials are available from a number of qualified suppliers. Two critical components that are available through only one qualified supplier each are ruby rods for the ruby lasers and diode bars for the diode lasers. To date, the Company has not experienced, nor does it expect to experience, any significant delays in obtaining component parts or raw materials. Palomar has expanded its manufacturing capabilities to satisfy projected demand. Palomar has the approval for the CE Mark for the EpiLaser(R) laser system, and is working towards completion of ISO 9001 registrations for both facilities. (See "Risk Factors - Dependence on Suppliers.")

         (iv)     PATENTS AND LICENSES

         Certain processes by which the Company is able to produce its products are largely proprietary. The Company believes that patent protection of its technology and products that result from the Company's research and development efforts is important to the possible commercialization of the Company's technology. The Company continually attempts to protect its proprietary technology by obtaining patent application protection and relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and persons that have access to its proprietary technology.

         To date, the Company and its subsidiaries have filed eleven patent applications related to its laser products with the United States Patent and Trademark Office in order to protect its current technology. This includes two applications that are continuations of previous applications. To date, two of these patents have been issued. Additionally, the Company extends many of its domestic filings into foreign applications. To date, four foreign applications have been filed, and no foreign patents have been issued. The Company intends to aggressively pursue any person or company that offers products that the Company believes infringe on one or more of its patents or on patents licensed exclusively to the Company.

         The Company believes it owns, or has the right to use, the basic patents covering its products. However, each year there are hundreds of patents granted worldwide related to lasers and their applications. In the past, the Company has been able to obtain patent licenses for patents related to its products on commercially reasonable terms. The failure to obtain a key patent license from a third party could cause the Company to incur liabilities for patent infringement and, in the extreme case, to discontinue the manufacturing of products that infringe upon the patent. Management believes that none of the Company's current products infringe upon a valid claim of any patents owned by third parties, where the failure to license the patent would have a material and adverse effect on the Company's financial position or results of operations.

         In March 1997, one of Palomar's competitors, Selvac Acquisitions Corp. ("Selvac"), filed a complaint alleging, among other things, that the EpiLaser(R) laser system infringes a patent held by Selvac.

         Another company has recently informally notified the Company's distributor that it believes that the Company's contact cooling method as used in connection with the Company's diode laser for vascular lesions infringes a patent owned by that company. The Company is evaluating this contention. Based upon the Company's review to date, it does not appear that this patent should be successfully assertable against the Company.

         Other than the two matters described above, the Company has not been notified that it is currently infringing on any patents nor has it been the subject of any patent infringement action. Defense of a claim of infringement is costly and could have a material adverse effect on the Company's business, even if the Company were to prevail. (See Item 3. "Legal Proceedings" and Item 7. "Risk Factors - Patents/Possible Patent Infringements.")

         The Company also entered into a four year agreement with MGH whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction invented by Dr. R. Rox Anderson, Wellman Laboratories of Photomedicine, MGH. As part of the agreement, MGH provided the Company with prior data already generated by Dr. Anderson with respect to the ruby laser device at MGH. This information was the basis for the Company's application filed with the FDA for approval of the Company's EpiLaser(R) laser system for treating unwanted hair. The Company is obligated to fund the clinical research in the aggregate amount of approximately $917,000 over the term of its contract with MGH. Effective February 14, 1997, the Company amended the 1995 agreement with MGH. Under the terms of this amendment, the Company agreed to provide MGH with a grant of $203,757 to perform research and evaluation in the field of hair removal. During 1997, the Company incurred approximately $1,100,000 under its clinical research agreement with MGH and other clinical studies.

         In August 1995, the Company entered into a worldwide exclusive agreement with MGH to license (with the right to sublicense) U.S. Patent No. 5,595,568 ("Permanent Hair Removal Using Optical Pulses") as well as any other patents arising out of the Palomar-funded clinical trials. As consideration for this license, the Company is obligated to pay MGH royalties of 5% of net revenues on products covered by valid patents licensed to the Company exclusively; 2.5% of net revenues on products covered by valid patents licensed to the Company non-exclusively; no less than 2.5% of net revenues for products sold for hair removal as well as other uses, and a royalty to be negotiated on services or commercial dispositions (other than sales) involving products covered by valid patents licensed to the Company.

         On February 24, 1993, the principals of the Company's Star subsidiary applied for a patent. This application was subsequently transferred to Star in connection with the technology underlying the use of a high-powered diode laser for the treatment of psoriasis and other derma vascular malformation. The patent was issued on June 18, 1996. Star has applied for additional patents regarding the design and use of high-powered diode lasers. On June 22, 1995, the New England Medical Center ("NEMC") filed a patent application for Coagulation Laser Tonsillectomy; which application was issued as a patent on May 28, 1996. The Company has exclusive rights to the NEMC patent. MGH has filed a number of patents surrounding technology involving laser hair removal. The first patent was issued on January 21, 1997, and a continuation-in-part of this patent was issued on April 7, 1998. The Company has licensed this laser hair removal technology from MGH in accordance with a certain license and research agreement as previously discussed.

         (v)      SEASONAL INFLUENCES

         There is no significant seasonal influence on the Company's sales.

         (vi)     FINANCING OF OPERATIONS AND INCREASE IN OUTSTANDING SHARES

         The Company has financed current operations and past expansion of its core business with short-term financial borrowings and investments through the private sale of debt and equity securities of the Company. The Company raised a total of $31,197,709 and $53,534,990 in such financings during the years ended December 31, 1997, and December 31, 1996, respectively. The Company anticipates that it will require substantial additional financing during the next twelve month period. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities. Sales of securities to private investors have been sold at a discount to the current or future public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register their securities for resale to the public at some future time. There can be no assurance that the Company will be successful in raising additional capital on favorable terms. (See Notes 1, 6, 7 and 13 to Financial Statements,
Item 5. "Market for Common Equity and Related Stockholder Matters," and Item 7. "Risk Factors - Substantial Continuing Losses; Doubt About Ability to Continue as a Going Concern.")

         As a result of financing activities, business developments, mergers and acquisitions, issuance of incentive stock options and warrants to purchase common stock to attract and retain key employees, the Company's issued and outstanding shares of common stock have increased to 45,792,585 at December 31, 1997. The Company also had additional reserved but unissued shares of common stock of 31,149,432 shares at December 31, 1997. The Company's issued and outstanding shares of common stock increased subsequent to December 31, 1997 to 59,553,243 shares with additional reserved but unissued shares of common stock of 28,180,020 shares as of March 20, 1998. A substantial number of the Company's reserved shares are registered and could be resold into the public market. (See
Item 7. "Risk Factors - Issuance of Reserved Shares; Registration Rights; Issuance of Preferred Stock and Debenture Could Affect Rights of Common
Stockholders; and Significant Outstanding Indebtedness; - Subordination of Debentures.")

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii)     DEPENDENCY ON A SINGLE CUSTOMER

         Sales pursuant to the Company's Sales Agency, Development and License Agreement with Coherent accounted for approximately 11% of the Company's total revenues in fiscal 1997. (See - Marketing, Distribution and Service, "Risk Factors - Dependence on New Relationship with Coherent" and Notes 3(i) and 12(e) to Financial Statements.)

         (viii)   BACKLOG

         The Company's backlog of firm orders for its continuing operations at December 31, 1997, and December 31, 1996, was approximately $2.5 million and $2.2 million, respectively. The backlog as of year-end has already been filled in 1998. As of March 31, 1998, the Company's backlog of firm orders related to its laser hair removal systems was approximately $7,000,000.

         (ix)     GOVERNMENT CONTRACTS

         Not applicable.

         (x)      COMPETITION

         The markets in which the Company is engaged are subject to keen competition and rapid technological change. Four other companies, ThermoLase Corporation, Laser Industries, Ltd., MEHL/Biophile International and Cynosure, Inc. have received market clearance from the FDA for laser hair removal and another company, ESC Medical Systems Limited, has received FDA clearance to market a laser-like system using filtered intense light to remove hair. The
Company expects that other hair removal devices will be developed and/or introduced in 1998, making laser hair removal the most competitive application within the cosmetic laser marketplace. The Company also expects that there will be further consolidation of companies within the laser hair removal industry via acquisitions, partnering arrangements or joint ventures; ESC Medical Systems Limited recently completed the acquisition of Laser Industries. The Company's products will also compete with other hair removal products and methods. The Company competes primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service and support. To remain competitive, the Company will be required to continue to develop new products, periodically enhance its existing products and compete effectively in the areas described above. (See Item 7. "Risk Factors - Dependence on New Products; Highly Competitive Industries.")

         In the cosmetic laser services industry, the Company's CTI subsidiary competes not only with other laser companies which also either revenue-share with physicians and/or operate their own centers, but also with healthcare providers. CTI's services will also compete for business with other aesthetic service providers such as electrologists, beauty salons, spas, and aestheticians, among others. Product efficacy, location, marketing, a wide offering of laser procedures, price and customer service are all important competitive factors. (See Item 7. "Risk Factors - New Ventures.")

         (xi)     RESEARCH AND DEVELOPMENT

         During fiscal 1997, fiscal 1996, and fiscal 1995, the Company incurred approximately $11,990,332, $6,297,477 and $3,964,920, respectively, of internally sponsored research and development programs. Due to the intense competition and rapid technological changes in the laser industry, the Company believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology.

         Wellman Laboratories ("Wellman Labs"), the world's largest biomedical laser research facility and part of the MGH Laser Center located in Boston, Massachusetts, was created to oversee and speed the flow of biomedical laser research from the laboratory to patient care. Funded in part by a grant from the Department of Energy, the MGH Laser Center brings together two strengths of MGH: its clinical departments and the Wellman Labs. The MGH Laser Center works together with industry, academia and the Department of Energy Laboratories to access information and technology across a broad spectrum of laser and medical capabilities. The principals at Wellman Labs study the fundamental photophysical and photochemical properties and processes of biomolecules excited by ultraviolet, visible and near infrared radiation. Engineers, laser physicists and physicians familiar with all aspects of biomolecules, cells and tissue in vitro staff the labs. The scientists work side by side with the clinicians to understand the basic principles involved in the complex interactions of light and tissue. In 1994, the Company began a number of studies for the treatment of certain dermatological conditions using its diode laser at Wellman Labs. In 1995, those studies were expanded to include the Company's ruby lasers for cosmetic procedures. In 1997, those studies were again expanded to include the Company's diode lasers for cosmetic purposes. Wellman Labs and the Company are currently evaluating the data associated with these treatments. The Company works closely with Dr. R. Rox Anderson, the Research Director of the MGH Laser Center and Associate Professor of Dermatology at Harvard Medical School, who is a recognized expert in laser tissue interaction and the inventor of a number of laser procedures in use today. Dr. Anderson has authored over 60 papers in peer-reviewed publications relating to the use of lasers in dermatology, is the recipient of numerous awards in the field of laser medicine and serves as a member of the Blue Ribbon Government Liaison Committee of the American Society for Laser Medicine and Surgery. Dr. Anderson holds ten U.S. patents and has pending applications for an additional eleven. The Company feels that these types of relationships are critical in developing effective products for widespread use in the market on a timely basis, and that this method of conducting research and development provides a higher level of technical and clinical expertise than it could provide on its own and in a more cost-efficient manner.

         PMP's Vice President of Research and Development, Gregory Altshuler, is the former Director of the Laser Center of the St. Petersburg (Russia) Institute of Fine Mechanics and Optics (the "St. Petersburg Laser Center)" and the Company continues to work closely with the St. Petersburg Laser Center, contracting out research and development tasks to them on a project basis. Palomar owns all inventions, developments and patents which result from the work performed at the St. Petersburg Laser Institute and funded by Palomar. In 1997, the Company spent approximately $100,000 on research and development conducted at the St. Petersburg Laser Institute. Dr. Altshuler holds approximately 50 patents in Russia in the field of lasers and the application of lasers in medicine, and has authored approximately 130 papers relating to laser physics, engineering and medicine.

         While MGH focuses on the biological aspects of laser hair removal, Dr. Altshuler's in-house research and development team focuses on the physical aspects. Approximately 40 employees of the Company and its subsidiaries were engaged full time in research and development activities at December 31, 1997.

         Pursuant to the Sales Agency, Development and License Agreement that the Company entered into with Coherent in November 1997, the Company has committed to spend the following amounts on research and development over the next three years: at least $5,000,000 in 1998, at least 10% of its 1998 gross revenues (minus commissions to Coherent) from cosmetic laser products ("Product Revenues") in 1999, and at least 10% of its 1999 Product Revenues in 2000.

         (See Item 7. "Risk Factors - Dependence on Third Party Researchers" and
Note 8 to Financial Statements.)

         (xii)    ENVIRONMENTAL PROTECTION REGULATIONS

         The Company believes that compliance with federal, state and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

         (xiii)   IMPACT OF MEDICAL DEVICE REGULATIONS

     The Company's products are subject to regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either an Investigational Device Exemption, Pre-Market Approval or 510(K) clearance before new products can be marketed to, or utilized by, the physician. The Company's products are subject to similar regulations in its major international markets. Complying with these regulations is necessary for the Company's strategy of expanding the markets for and sales of its products into these countries. These approvals may necessitate clinical testing, limitations on the number of sales and controls of end user purchase price, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests. The Company's competitors are subject to the same regulations. (See Item 7. "Risk Factors - Government Regulation.")

         (xiv)    NUMBER OF EMPLOYEES

         As of  December  31,  1997,  the  Company  and its  PMP,  CTI and  Star
subsidiaries employed 165 people, two independent contractors and three temporary employees. In addition, as of December 31, 1997, the Company's Dynaco subsidiary employed 187 people.

         The Company's ability to develop, manufacture and market its products and to establish and maintain a competitive position in the industry will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a union. (See Item 7. "Risk Factors - Need for Additional Qualified Personnel.")

(d)      FINANCIAL INFORMATION ABOUT EXPORTS BY DOMESTIC OPERATIONS

         Aggregate export sales for the Company's continuing operations were approximately $2,468,000 for 1995, $3,935,000 for 1996 and $4,978,000 for 1997.
The 1995 export sales consisted primarily of the RD-1200(TM) tattoo removal laser, the 1996 export sales of a combination of both the RD-1200(TM) and the EpiLaser(R) laser system, and the 1997 export sales primarily of the EpiLaser(R) laser system. (See Note 3(h) to Financial Statements.)

ITEM 2.  PROPERTIES.

         The Company and its PMP and CTI subsidiaries occupy approximately 25,000 square feet of office, manufacturing and research space in Lexington, Massachusetts under a lease expiring in May 2000. The Company's Star subsidiary occupies approximately 15,000 square feet of office, manufacturing and research space under a lease expiring in April 1999 in Pleasanton, California. The Company believes that these facilities are in good condition and are suitable and adequate for its current operations. (See Note 12(a) to Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS.

         On October 7, 1996 the Company filed a declaratory judgment action in the United States District Court for the District of Massachusetts against MEHL/Biophile ("MEHL") seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. (the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleges that the Company's EpiLaser(R) laser system infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser(R) laser system for hair removal before it had received FDA approval for that specific application. The Company and Selvac agreed to dismiss the Massachusetts litigation without prejudice. The Company has brought in the New Jersey action its claims that the Selvac patent is invalid, that the Company has not infringed the Selvac patent, that MEHL should be enjoined from making further assertions concerning infringement and unfair competition, and that the Company should be awarded attorney fees and other appropriate relief. Thus both the Company's and MEHL's claims will be presented on the merits in New Jersey. The court has granted the Company's motion to dismiss Selvac's federal unfair competition claim so far as it depends on the Company's supposed violations of FDA rules. The court has also granted the Company's motion to amend its complaint to allege that Selvac's patent was obtained by inequitable conduct. The Company has moved for summary judgment on the grounds that the Selvac patent is invalid and was obtained by inequitable conduct. Discovery in the case has been stayed by court order pending a ruling on the Company's dispositive motion. The Company believes that MEHL's claims are without merit.

         On October 16, 1997, the Company brought a declaratory judgment action in United States District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). The defendants in this action are Banque SCS Alliance SA, Arbuthnot Fund Managers, Ltd., Banca Commerciale Lugano, Privatinvest Bank AG (these four defendants being referred to collectively as the "Asserting Holders"), CUF Finance S.A., Fibi Bank (Schweiz) AG, Teawood Nominees, Ltd., JS Gadd & CIE, SA, Swedbank (Luxembourg) SA, Christiana Bank Luxembourg SA, (now known as Credit Agricole Indosuez), Landatina Financiera SA and American Stock Transfer & Trust Co., as trustee ("Trustee"). Just prior to this suit, the Asserting Holders had alleged that the Company is in breach of certain protective covenants under the indenture. The Company believes that it is not in default under any protective covenants, and the Company's action seeks a declaration from the Court to that effect. All payments on the Swiss Franc Debentures were current to the time of suit. On October 22, 1997, the Asserting Holders sued the Company and all of its principal subsidiaries in the same court; the October 16th and October 22nd cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22nd case. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures (which amounts to approximately US$5,087,000 at current exchange rates). The Asserting Holders sought a temporary restraining order attaching bank accounts and barring the Company from transferring any interest in securities of its subsidiaries. The Court denied this motion, and the Asserting Holders withdrew a preliminary injunction motion concerning essentially the same issues. As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. The court thereafter denied without prejudice the Company's motion to dismiss the complaint on the ground the Asserting Holders had failed to proceed through the Trustee, as required, and denied without prejudice the Company's motion for summary judgment as to its conversion. The Asserting Holders' summary judgment motion, arguing that an event of default has occurred as a matter of law, is under advisement. The court has schedule a time-limited evidentiary hearing, further to clarify the legal and factual issues. If there remain disputed issues after that hearing, the case will be tried before a factfinder. The Company believes that its position in these matters is correct and intends to contest the claims of the Asserting Holders vigorously. (See Note 6(a) to Financial Statements.)

         On August 27, 1997, Pamela Siegman, as Trustee for the Pamela Siegman Trust, filed an action in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and each of its current directors and two former directors. Siegman, purportedly on behalf of similarly situated shareholders, claimed disclosure errors and omissions in the Company's annual meeting proxy statement, and sought a declaration that the Company's preferred stock is void because of a purported deficiency in the Company's Certificate of Incorporation. On March 9, 1998, the Court of Chancery ruled against Siegman on all of her claims (she had abandoned some of her claims prior to the Court's ruling). The Company does not know whether Siegman will appeal the ruling, as the court's final order has not of this date been entered.

        (See "Risk Factors - Risks Associated with Pending Litigation" and Note 12(d) to Financial Statements.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is currently traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol PMTI. The following table sets forth the high and low bid prices quoted on NASDAQ for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.


                                                        Fiscal Year Ended
                                                        December 31, 1996
                                                        -----------------
                                                        High          Low
                                                        -----------------

           Quarter Ended March 31, 1996                 13 1/8      5
           Quarter Ended June 30, 1996                  16 3/8      8 7/8
           Quarter Ended September 30, 1996             14 5/8      7 7/8
           Quarter Ended December 31, 1996               9 1/8      5 7/8


                                                        Fiscal Year Ended
                                                        December 31, 1997
                                                        -----------------
                                                        High          Low
                                                        -----------------

           Quarter Ended March 31, 1997                  9 1/4     5 7/16
           Quarter Ended June 30, 1997                   5 3/4     2 3/8
           Quarter Ended September 30, 1997              4 7/16   1 15/16
           Quarter Ended December 31, 1997              2 31/32     25/32


         As of March 20, 1998, the Company had 751 holders of record of common stock. This does not include holdings in street or nominee names.

         The Company has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. The Company intends to retain any earnings to finance the operations of the Company.

         PRIVATE PLACEMENTS OF COMMON STOCK

         Pursuant to Section 4(2) of the Act, on December 29, 1997, the Company sold 700,000 shares of Nexar Technologies, Inc. ("Nexar") common stock and 300,000 shares of the Company's common stock for an aggregate of $1,750,000 to Clearwater Fund IV, LLC.

         Pursuant to Section 4(2) of the Act, on February 20, 1998 the Company sold 2,000,000 shares, 1,500,000 shares, 1,100,000 shares, 1,000,000 shares,
250,000 shares and 1,350,000 shares of the Company's common stock to the Travelers Insurance Company, AIM Overseas Ltd., TJJ Corporation, PAR Investment Partners L.P., Pequot Scout Fund L.P., and other individual investors, respectively, for an aggregate of $7,200,000. In addition, for every share purchased the investor received a warrant to purchase the Company's common stock for $3 per share. These warrants expire five years from the closing date and are exercisable beginning six months after the closing date.

         CONVERTIBLE DEBENTURES

         Pursuant to Section 4(2) of the Act, the Company sold a total of $1,000,000 5% Convertible Debentures on January 13, 1997 to High Risk Opportunities Hub Fund Ltd. The debentures, due January 13, 2002, are convertible into shares of common stock at a conversion price equal to 85% of the average closing bid price of the Company's common stock price during the ten trading days preceding the date of conversion, provided that in any thirty day period the holder of these debentures may convert no more than 33% (or 34% in the last thirty day period available for conversion) of the debentures.

         Pursuant to Section 4(2) of the Act, the Company sold a total of $5,500,000 5% Convertible Debentures on March 10, 1997 to 16 domestic and overseas entities and individuals. The debentures, due March 10, 2002, are convertible into shares of common stock at a conversion price equal to 100% of the Average Stock Price through June 7, 1997 and 90% of the Average Stock Price thereafter, provided that between June 8, 1997 and October 5, 1997 the holders of these debentures may convert no more than one-third of the debentures. The Average Stock Price for the debentures is the lesser of i) the average of the closing bid of the Company's common stock during the five trading days preceding each conversion; or ii) the average of the closing bid of the Company's common stock during the ten trading days preceding each conversion.

         Pursuant to Section 4(2) of the Act, the Company sold a total of $500,000 6% Convertible Debentures on March 13, 1997 to Soginvest Bank. The debentures, due March 13, 2002, are convertible into shares of common stock at a conversion price of $11.00, provided that in any thirty day period after June 11, 1997 the holder of these debentures may convert no more than 33% (or 34% in the last thirty day period available for conversion) of the debentures.

         Pursuant to Section 4(2) of the Act, the Company sold a total of $7,000,000 6%, 7% and 8% Convertible Debentures on September 30, 1997 to JNC
Opportunity Fund Ltd., Diversified Strategies Fund, L.P. and Southbrook International Investment Ltd. The coupon is payable in kind upon conversion at 6% from September 30, 1997 through March 28, 1998, 7% from March 29 through June 26, 1998 and 8% thereafter. The debentures, due September 30, 2002, are convertible into shares of common stock at a conversion price equal to the average of the closing bid price of the Company's common stock during the ten trading days preceding each conversion, provided that in any thirty day period from the closing date to April 27, 1998 the holder of these debentures may convert no more than 33% (or 34% in the last thirty day period available for conversion) of the debentures. In addition, the holder of the debentures were issued 413,109 shares of the Company's common stock in lieu of a discount. (See
Note 6 to Financial Statements.)

         Pursuant to Section 4(2) of the Act, the Company sold a $2,000,000 convertible debenture on March 27, 1998 to an individual. The debenture is due the earlier of May 26, 1998 or one day following the sale of Dynaco or any other Palomar assets outside the normal course of business or any other financing where the use of proceeds to pay back debt is not prohibited. If the debenture is not repaid by the maturity date, the debenture becomes convertible at market value at the option of the debentureholder, as defined. If the note is not paid by the maturity date and/or June 23, 1998, penalties of $100,000 and $125,000, payable in the Company's common stock, will be owed on May 26, 1998 and June 23, 1998, respectively, if the note has not been repaid by those dates. Interest on this debenture is in the form of a warrant to purchase 125,000 shares of common stock for $.01 per share exercisable over five years.

         PREFERRED STOCK

         Pursuant to Section 4(2) of the Act, the Company sold 16,000 shares of Series H Convertible Preferred Stock to RGC International Investors, LDC, Proprietary Convertible Investment Group, Inc. (an affiliate of Credit Suisse First Boston Corp.), CC Investments, LDC and Southbrook International Investments, Ltd. in three separate tranches for an aggregate of $16,000,000. The first tranche consisted of 6,000 shares sold on March 31, 1997, the second tranche of 7,000 shares sold on May 5, 1997 and the third tranche of 3,000 shares sold on May 23, 1997. The premium for all tranches is payable at 6% from March 31, 1997 through September 26, 1997, 7% from September 27, 1997 through December 25, 1997 and 8% thereafter. The Series H Preferred Stock is convertible at a conversion price equal to 100% of the Average Stock Price from March 31, 1997 through September 26, 1997, 90% of the Average Stock Price from September 27, 1997 through December 25, 1997, and 85% of the Average Stock Price thereafter. The Average Stock Price is the average closing bid price of the Company's common stock price during the ten trading days preceding the date of conversion, provided that in any thirty day period from the closing date to October 26, 1997 the holders may convert no more than 33% (or 34% in the last thirty day period available for conversion) of the Preferred Stock. (See Note 7(b) to Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial and other information (in thousands except per share data) on a consolidated historical basis for the Company and its subsidiaries as of and for each of the fiscal years in the five year period ended December 31, 1997. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been reclassified to reflect the dispositions of its subsidiaries that comprise the electronics segment. (See Note 2 to Consolidated Financial Statements.) (Note that in 1994 the Company changed its fiscal year end from March 31 to December 31.) This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                        Year ended           Nine months ended                   Year ended
                                        March 31,              December 31,                     December 31,
                                 ------------------------    ------------------   ---------------------------------------------
Income Statement Data                      1994                    1994             1995           1996             1997
                                 ------------------------    ------------------   ------------  -------------  ----------------

Revenues                                             $10               $40          $5,610        $17,607           $20,995
Cost of Revenues                                      --                18           3,464         14,169            20,056
                                  -----------------------    ------------------   ------------  -------------  ----------------
     Gross profit                                     10                22           2,146          3,438               939
                                  -----------------------    ------------------   ------------  -------------  ----------------

Operating Expenses

     Research and development                      1,911             2,939           3,965          6,297            11,990
     Sales and marketing                              --                --           2,769          5,077             6,960
     General and administrative                    1,630             1,561           2,142          9,753            15,332
     Business development                             --             1,240           1,409          2,880             2,061
     Restructuring and Asset                          --                --              --          1,661             3,325
     Write-off
     Settlement and Litigation                        --                --             700            880             3,199
     Costs
                                  -----------------------    ------------------   ------------  -------------  ----------------
        Total operating expenses                   3,541             5,740          10,985         26,548            42,867
                                  -----------------------    ------------------   ------------  -------------  ----------------

        Loss from operations                      (3,531)           (5,718)         (8,839)       (23,110)          (41,928)

Interest Expense                                     (33)              (76)           (766)          (271)           (6,994)
Interest Income                                       53                38             912          1,355               456
Net Gain on Trading Securities                        --                --             201          2,033               (52)
Asset Write-off                                       --                --              --         (1,397)           (9,658)
Other Income (Expense)                                82                67             102            592              (193)
                                  -----------------------    ------------------   ------------  -------------  ----------------
     Net Loss from Continuing
     Operations                                   (3,429)           (5,689)         (8,390)       (20,798)          (58,369)
                                  -----------------------    ------------------   ------------  -------------  ----------------

Loss from Discontinued Operations:

     Loss from Operations                           (634)               (3)         (4,231)       (20,896)          (29,509)
     Gain on Dispositions, net                        --                --              --          3,830             2,074
                                  -----------------------    ------------------   ------------  -------------  ----------------
     Net Loss from Discontinued
     Operations                                     (634)               (3)         (4,231)       (17,066)          (27,435)
                                  -----------------------    ------------------   ------------  -------------  ----------------

        Net Loss                                 $(4,063)          $(5,692)       $(12,621)      $(37,864)         $(85,804)
                                  =======================    ==================   ============  =============  ================

Basic and Diluted Net Loss
     Per Common Share:

     Continuing Operations                        $(0.85)           $(0.84)         $(0.60)        $(0.84)           $(1.79)
     Discontinued Operations                       (0.15)             0.00           (0.30)         (0.65)            (0.78)
                                  -----------------------   -------------------   ------------  -------------  ----------------

     Total Loss Per Common Share                  $(1.00)           $(0.84)         $(0.90)        $(1.49)           $(2.57)
                                  =======================   ===================   ============  =============  ================

Weighted Average Number of
    Common Shares Outstanding                      4,053             6,759          14,165         26,167            35,105
                                  =======================   ===================   ============  =============  ================

Balance Sheet Data:

Working Capital                                      279             2,491          12,998         15,203            (9,139)
Total Assets                                       2,581             6,551          33,656         67,533            28,968
Long-term obligations                                 37             2,322           1,765         14,665            12,446
Stockholders' Equity (Deficit)                     1,466             2,794          25,289         38,077            (6,184)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)      OVERVIEW

         In the third and fourth quarter of 1997, the Board of Directors authorized management to focus the Company on its core laser products and services business principally related to cosmetic hair removal and to proceed with a restructuring plan to reorganize the Company and divest its electronic subsidiaries, Dynaco, Dynamem, Inc. ("Dynamem"), Comtel Electronics, Inc. ("Comtel") and Nexar (the "Electronic Subsidiaries"), and other noncore businesses.

         Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been reclassified to reflect the dispositions of the Electronic Subsidiaries. Accordingly, the revenues, cost and expenses, assets and liabilities and cash flows of the Electronics Subsidiaries have been reported as discontinued operations in these consolidated financial statements. (See Note 2 to Financial Statements.)

         As part of the Company's overall restructuring efforts implemented in the fourth quarter of 1997, the Company made the strategic decision to focus its operations principally on its cosmetic hair removal products. Accordingly, the Company also divested its wholly-owned subsidiary Tissue Technologies, Inc. ("Tissue Technologies") due in part to a significant decline in revenues for Tissue Technologies' Tru-Pulse(R) CO2 skin resurfacing laser caused by an overall decline in the worldwide CO2 skin resurfacing laser market. This restructuring also included a reduction in the Company's work force and closing of the Company's manufacturing facility in Hull, England due to underutilized plant capacity. The Company has simplified its organization and now conducts business in only two locations, Lexington, Massachusetts and Pleasanton, California. Prior to this restructuring, the Company conducted business in over a dozen different locations. (See Item 1. "Introduction.")

(b)      RESULTS

         (i)      YEAR ENDED DECEMBER 31, 1997,  COMPARED TO
                  YEAR ENDED DECEMBER 31, 1996

         Revenues from continuing operations for the year ended December 31, 1997, were $20,994,546 as compared to $17,606,871 for the year ended December 31, 1996. The 19.2% increase mainly was due to additional sales volume of approximately $11.3 million associated with the EpiLaser(R) laser system and service revenue and RD-1200(TM) ruby laser manufactured by the Company. The Company obtained FDA clearance to market and sell the EpiLaser(R) laser system for hair removal in the United States in March 1997. This increase in revenues was offset by a decline of approximately $7.9 million in sales volume for the Company's Tru-Pulse(R) CO2 laser product. The Company believes that overall revenues from its medical products will increase in 1998 due to its improved manufacturing process, growing market demand for its EpiLaser(R) laser system and recently FDA cleared LightSheer(TM) laser system and an improved distribution network as a result of the Company's exclusive distribution arrangement with Coherent. (See "Risk Factors - Dependence on New Relationship With Coherent.")

         Gross margin for the year ended December 31, 1997 was $938,583 (4.5% of revenues) versus $3,437,400 (19.5% of revenues) for the year ended December 31, 1996. The decline in gross margin percentage was caused mainly by lower margins attained on the Company's EpiLaser(R) laser system due to manufacturing and production inefficiencies in the initial manufacturing stage of this product as well as underabsorbed overhead costs incurred during the fourth quarter of 1997 as the Company transitioned to its exclusive distribution arrangement with Coherent. The decline in gross margin dollars was due principally to a reduction in revenues related to the Company's Tru-Pulse(R) CO2 laser product. The Company's overall strategy was to first demonstrate and prove the overall efficacy of its proprietary cosmetic hair removal technology licensed from MGH and gain early entrance to the market. This resulted in higher than anticipated costs of materials and manufacturing techniques. As a result of this strategy, the Company believes that during 1997 it demonstrated to the medical community the efficacy of its technology and its long term benefits and advantages. The Company believes that its gross margins will improve throughout 1998 as the Company introduces its successor hair removal laser products in the first and second quarter. The Company expects to obtain manufacturing efficiencies and volume production related to these successor laser products. In addition, the Company anticipates an increase in revenues due to an improved distribution network related to its arrangement with Coherent. (See "Risk Factors - Dependence on New Products; Dependence on New Relationship with Coherent.")

         Research and development costs increased to $11,990,332 (57.1% of revenues) for the year ended December 31, 1997, from $6,297,477 (35.8% of revenues) for the year ended December 31, 1996. This 90.4% increase in research and development reflects the Company's strategic decision to accelerate its research and development efforts during 1997 to develop and obtain FDA clearance for its successor hair removal and other cosmetic products using the Company's proprietary cooling technology licensed from MGH. The Company also continued to concentrate on the development of additional products for other medical laser applications. Although as part of its agreement with Coherent, the Company has committed to certain minimum research and development spending levels, management believes that research and development expenditures in the aggregate and as a percentage of revenues will substantially decrease over the next year as the Company introduces to the market its successor hair removal products. (See Item 1. "Description of Business - Research and Development.")

         Selling and marketing expenses increased to $6,959,750 (33.2% of revenues) for the year ended December 31, 1997, from $5,076,941 (28.8% of revenues) for the year ended December 31, 1996. This 37.1% increase reflected the Company's effort to expand its marketing and distribution for the Company's EpiLaser(R) laser system. The Company anticipates that its aggregate selling and marketing expenses will increase as revenues increase due to the costs associated with its distribution agreement with Coherent. (See "Risk Factors - Dependence on New Relationship With Coherent.")

         General and administrative expenses increased to $15,332,241 (73.0% of revenues) for the year ended December 31, 1997, from $9,752,922 (55.4% of revenues) for the year ended December 31, 1996. This 57.2% increase was the result of additional administrative resources required at the Company's now closed corporate offices and subsidiaries to oversee the growth of the Company's medical products and service businesses, the initial public offering of common stock of Nexar, and divestiture efforts substantially completed during 1997, combined with the transformation of the Company from the development stage to product commercialization stage. The Company anticipates that general and administrative expenses will decrease in the aggregate amount and as a percentage of revenues in 1998 as a result of the third quarter restructuring effort.

         Business development and financing costs decreased to $2,060,852 (9.8% of revenues) for the year ended December 31, 1997, from $2,879,603 (16.4% of revenues) for the year ended December 31, 1996. This 28.4% decrease is attributable to the Company's restructuring efforts to focus on its core medical product and service businesses. The Company anticipates that business development expense will decrease substantially in 1998 as a result of the restructuring.

         Restructuring and asset write-off costs totaling $12,983,000 were incurred for the year ended December 31, 1997. These charges reflect restructuring and asset write-off costs for certain operating and nonoperating assets that the Company believes were not fully realizable for both the Company's medical business and other nonmedical investments. Included in this charge is a $2.7 million charge for severance costs associated with consolidating the selling, general and administrative functions, including the closing of certain facilities.

         Settlement and litigation costs totaled $3,199,000 for the year ended December 31, 1997, an increase from $880,000 for the year ended December 31, 1996. These costs are attributable to a lawsuit brought by an investment bank and other claims made against the Company. In this suit, the investment bank alleged that the Company breached a contract in which the bank was to provide certain investment banking services in return for certain compensation. This case was settled on August 18, 1997 for $1.875 million.

         Interest expense from continuing operations increased to $6,993,898 for the year ended December 31, 1997, from $271,619 for the year ended December 31, 1996. This amount for 1997 includes $5.4 million of noncash interest expense related to the value ascribed to the discount features of the convertible debentures issued by the Company.

         Interest income decreased to $456,945 for the year ended December 31, 1997, from $1,355,488 for the year ended December 31, 1996. This decrease is primarily the result of a reduction in interest received due to a decrease in other loans and investments and a decrease in the Company's average cash position during 1997.

         Loss from discontinued operations was $29,508,755 for the year ended December 31, 1997 as compared with a loss of $20,895,534 for the year ended
December 31, 1996. The Company also reported a gain of $2,073,943 on the disposition of its discontinued operations. This amount includes a gain of $6,221,689 related to the disposition of 1,960,736 shares of Nexar common stock which was offset by losses incurred and accrued of $4,148,000 on the disposition of Dynaco and its wholly owned subsidiaries. The Company completed the disposition of Comtel and Dynamem on December 9, 1997. The Company anticipates that the disposition of Dynaco and the remainder of its Nexar stock will be completed by the fourth quarter of 1998.

         (ii)     YEAR ENDED DECEMBER 31, 1996, COMPARED TO
                  YEAR ENDED DECEMBER 31, 1995

         For the year ended December 31, 1996, the Company had revenues from continuing operations of $17,606,871 as compared to $5,610,280 for the year ended December 31, 1995. The 214% increase in revenues from 1995 to 1996 is principally attributable to $10.1 million of revenues generated from sales of Tissue Technologies' Tru-Pulse(R) CO2 skin resurfacing laser in 1996 as compared to only $114,000 of revenues generated from the Tru-Pulse(R) laser for the year ended December 31, 1995. The Company began commercial shipment of the Tru-Pulse(R) laser in the fourth quarter of 1995. Furthermore, revenues increased approximately $2.3 million for the year ended December 31, 1996 as a result of the Company's introduction and initial shipments of its EpiLaser(R) laser system during the third and fourth quarters of 1996.

         Gross margin for the year ended December 31, 1996 was $3,437,400 (19.5% of revenues) versus $2,145,808 (38.2% of revenues) for the year ended December 31, 1995. This decrease in gross profit was due to the novation of the Company's research and development contract with the U.S. Army in anticipation of the commercialization of its medical products. (See Item 1. "Description of Business
- Products Under Development; Dye Laser.") The gross profit percent also decreased due to underutilization of increased production capacity in preparation for the anticipated increase in demand for the EpiLaser(R) laser system in fiscal 1997. A portion of this decrease in gross margins was offset by an increase in gross margins attributed to the introduction of the Tru-Pulse(R) laser to the commercial marketplace in the first quarter of 1996.

         Research and development costs increased to $6,297,477 (35.8% of revenues) for the year ended December 31, 1996, from $3,964,920 (70.7% of revenues) for the year ended December 31, 1995. This 58.8% increase in research and development reflects the Company's focused efforts during 1996 to obtain FDA clearance for hair removal using the EpiLaser(R) laser system. The Company received FDA clearance to market its EpiLaser(R) laser system for hair removal in March 1997. The Company also continued to concentrate on the development of additional products for medical and cosmetic laser applications. (See Item 1. "Description of Business - Research and Development.")

         Selling and marketing expenses increased to $5,076,941 (28.8% of revenues) for the year ended December 31, 1996, from $2,768,541 (49.3% of revenues) for the year ended December 31, 1995. This 83.4% increase reflects the Company's effort to expand its marketing and distribution to support its new internally developed EpiLaser(R) and Tru-Pulse(R) laser product lines.

         General and administrative expenses increased to $9,752,922 (55.4% of revenues) for the year ended December 31, 1996, from $2,141,798 (38.2% of revenues) for the year ended December 31, 1995. This 355.4% increase is primarily due to acquisition efforts during 1996 and the transformation of the Company from the development stage to commercialization combined with the increased administrative resources required at the Company's now closed corporate offices and subsidiaries to oversee the growth of the Company's business. The Company expanded its general and administrative support staff to accommodate the forecasted growth in the fourth quarter of 1996 and in 1997

         Business development and financing costs increased to $2,879,603 (16.4% of revenues) for the year ended December 31, 1996, from $1,409,303 (25.1% of revenues) for the year ended December 31, 1995. This 104.3% increase was attributable to the Company's continuing acquisitions and financing activities.

         Restructuring and asset write-off costs of $3.06 million were incurred for the year ended December 31, 1996. These charges reflect restructuring and asset write-off costs for certain operating and nonoperating assets that the Company believes were not fully realizable for both the Company's medical business and other nonmedical investments.

         Settlement and litigation costs totaled $880,000 for the year ended December 31, 1996 up from $700,000 for the year ended December 31, 1995. The $700,000 of settlement and litigation costs incurred during 1995 resulted from the pledge of 2,860,000 shares of the Company's common stock as collateral for a $5,000,000 debt financing that was canceled before it was consummated; the Company was required to pay $700,000 to a third party in order to secure the return of these common shares. The $880,000 of settlement and litigation costs incurred during 1996 was associated with the lawsuit filed by the investment bank. In this suit, the investment bank alleged that the Company breached a contract with it in which the bank was to provide certain investment banking services in return for certain compensation. The Company settled this lawsuit on August 18, 1997 for $1.875 million.

         Interest expense from continuing operations decreased to $271,619 for the year ended December 31, 1996, from $766,079 for the year ended December 31, 1995. This decrease was principally attributable to the Company's increased use of preferred stock financing in 1996.

         Interest income increased to $1,355,488 for the year ended December 31, 1996, from $912,019 for the year ended December 31, 1995. This increase is primarily the result of interest received from subscriptions receivable and other loans and investments made as a result of the Company's improved cash position as of December 31, 1996.

         Net gain on trading securities represents realized and unrealized trading gains and losses of $2,033,371 for the year ended December 31, 1996. Included in this amount is an unrealized gain totaling approximately $1,547,000 related to the Company's investment in a publicly traded company and a realized gain totaling approximately $827,000 related to the Company's investment in another publicly traded company offset by various unrealized losses aggregating approximately $340,000. The Company had a net realized trading gain of $201,067 for the year ended December 31, 1995.

         Other income totaled $591,853 for the year ended December 31, 1996 as compared to $102,305 for the year ended December 31, 1995. Included in other income for the year ended December 31, 1996 is a foreign currency exchange gain of $446,596.

         Loss from  discontinued  operations was  $20,895,534 for the year ended
December 31, 1996 as compared with a loss of $4,231,326 for the year ended December 31, 1995. The Company also reported a gain on disposition of $3,380,000 on the disposition of 400,000 shares of Nexar common stock that was consummated during the fourth quarter of 1996.

(c)      LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had approximately $4,453,000 million in cash, cash equivalents and trading securities. During the year ended December 31, 1997, the Company generated $16.7 million, $15.0 million and $5.6 million in net proceeds from the issuance of convertible debentures, the sale of its preferred stock, and the private placement of Palomar-owned Nexar common stock, respectively.

         The Company's net loss for the year ended December 31, 1997 included the following noncash items: $2.2 million of depreciation and amortization expense; $5.4 million of additional interest expense relating to the amortization of the discounts on the convertible debentures and $13.0 million in restructuring and asset write-off costs.

         The Company anticipates that capital expenditures in the normal course of manufacturing operations and administrative requirements related thereto for 1998 will total approximately $2 million. The Company will finance these expenditures with cash on hand and equipment leasing lines or the Company will seek to raise additional funds. If necessary, the Company can reduce these expenditures. There can be no assurance that the Company will be able to raise the necessary funds.

         The Company has entered into a Loan Agreement with Coherent, pursuant to which Coherent has agreed to loan the Company money to help finance the Company's working capital requirements, which loans are collateralized by the Company's accounts receivable where Coherent has acted as the Company's sales agent. (See "Risk Factors - Dependence on New Relationship With Coherent.")

         The Company has marketable securities for two of its investments in publicly traded companies whose market value was $17.2 million as of December 31, 1997. The sale of some of these securities may be subject to volume limitations. As part of the Company's ongoing strategic financing plan, the Company is evaluating sale of these securities in an effort to raise funds for ongoing operations.

         During 1997, the Company funded its CTI service business in the amount of $5,097,000. The Company is in the process of evaluating its strategic business plan related to the cosmetic laser service business in an effort to ascertain the risks and benefits of investing additional resources in this business. If the Company believes that additional investments in CTI contribute toward its overall goal of maximizing shareholder value, then the Company may continue to make substantial additional investments in CTI.

         Dynaco has a three year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse at 85% of face value, up to a maximum commitment of $3 million. As of December 31, 1997, the amount of accounts receivable sold that remained uncollected totaled $2.1 million net of related reserves and fees, as defined in the agreement. This amount is included in the net assets of discontinued operations in the accompanying balance sheet as of December 31, 1997. The interest rate on such outstanding amounts is the bank's prime rate plus 1.5%, and interest is payable monthly in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets. The Company guarantees borrowings under this loan agreement.

         In connection  with the  disposition of Comtel,  the Company  assumed a note issued by Comtel to a loan association that totals $3,233,000. This note bears interest at the loan association's prime rate plus 2.25% and is payable in 24 monthly installments of principal and interest totaling approximately $150,000, beginning in March 1998. This note is secured by a pledge of 3,250,000 shares of the Company's common stock. In addition, the Company has also guaranteed up to an additional maximum amount of $2,500,000 under a line of credit extended by this loan association to Biometric Technologies Corp. (BTC), the buyer of Comtel. The stockholders of BTC have personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1,500,000 in the event that the Company is obligated to honor this guarantee. The stockholders of BTC have collateralized this guarantee by the Company with certain assets personally owned by the stockholders.

         The Company's strategic plan is to continue to fund research and development for its medical products. This research and development effort entails extensive clinical trials leading up to FDA submissions. These activities are an important part of the Company's business plan. Due to the nature of clinical trials and research and development activities, it is not possible to predict with any certainty the timetable for completion of these research activities or the total amount of funding required to commercialize products developed as a result of such research and development. The rate of research and the number of research projects underway are dependent to some extent upon external funding. While the Company is regularly reviewing potential funding sources in relation to these ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or, if available, on terms satisfactory to the Company. (See Item 1. "Description of Business - Research and Development.")

         The Company has had significant losses to date and expects these losses to continue through 1998. Therefore, the Company must continue to secure additional financing to continue to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations for the next twelve months. There can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, including strategic partnerships, additional bank financing, private debt and equity financing, sale of assets, including the Company's marketable securities consisting of Nexar and The American Materials & Technology Corporation ("AMTK"), and other sources. Based on its historical ability to raise funds as necessary and ongoing preliminary discussions with potential financing sources, the Company believes that it will be successful in obtaining additional financing in order to fund current operations in the near future. Although the Company believes that it will be successful in obtaining additional financing, there can be no assurance that any such financing will be available on terms satisfactory to the Company. (See "Risk Factors Substantial Continuing Losses; Doubt About Ability to Continue as a Going Concern.")

         Subsequent to December 31, 1997, the Company entered into a financing agreement with a Series G Preferred shareholder to sell this investor 500,000 shares of Nexar common stock for $2,000,000. Under the terms of this agreement, the Company has guaranteed a $2,000,000 aggregate value to be realized by this entity. To the extent this amount is not realized by this investor, the Company will repay any deficiency two years from the date of closing. In connection with this financing, the Company also agreed to certain amendments of the Series G Preferred Stock, as defined in the agreement.

         In February 1998, the Company sold 7,200,000 shares of its common stock to a group of investors for $7,200,000. In addition, the Company also issued warrants to the investors to purchase 7,200,000 shares of common stock at an exercise price of $3.00 per share.

         On March 27, 1998, the Company borrowed $2,000,000. This bridge loan is payable the earlier of May 26, 1998 or (i) one day following the sale of Dynaco
(ii) the sale of any other Palomar assets in a transaction outside the normal course of business or (iii) any financing where the use of proceeds to pay back debt is not prohibited. The Company issued 125,000 warrants to the lender to purchase 125,000 shares of common stock at an exercise price of $.01 per share in lieu of interest.

(d)      RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, Disclosure of Information about Capital Structure. In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 129, 130 and 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

          STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         In addition to the other information in this Annual Report on Form 10-K the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-K that are not historical facts (including, without limitation, statements concerning anticipated operational and capital expense levels and such expense levels relative to the Company's total revenues) and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) releases by the SEC. The factors identified in the cautionary statements below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

                                  RISK FACTORS

         SUBSTANTIAL CONTINUING LOSSES; DOUBT ABOUT ABILITY TO CONTINUE AS A GOING CONCERN. The Company incurred a net loss from continuing operations of $58,369,079 for the year ended December 31, 1997. The Company expects to incur losses for the near term and through the third quarter of 1998. However, there can be no assurance that the Company will achieve profitable operations or that profitable operations will be sustained if achieved. At December 31, 1997, the Company's accumulated deficit and working capital deficit was $6,183,687 and $9,138,915, respectively. The Company's Star, PMP and CTI subsidiaries each have had a history of losses. There can be no assurance that these companies will achieve profitable operations or that profitable operations will be sustained if achieved. As a result, the report of the Company's independent public accountants in connection with the Company's Consolidated Balance Sheets at December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years ended December 31, 1997 includes an explanatory paragraph stating that the Company's recurring losses, working capital deficiency and stockholders' deficit raises substantial doubts about the Company's ability to continue as a going concern. The Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed cosmetic laser products, and fund ongoing operations. The Company anticipates that it will require substantial additional financing during the next twelve-month period. The Company believes that the cash generated to date from its financing activities, continued sale of assets and the Company's ability to raise cash in future financing activities will be sufficient to satisfy its working capital requirements through the next twelve-month period. The Company bases its belief that it has the ability to raise cash in future financings on its demonstrated historical ability to raise money and its ongoing preliminary discussions with financing sources. However, there can be no assurance that this assumption will prove to be accurate or that events in the future will not require the Company to obtain additional financing sooner than presently anticipated. The Company may also determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the costs of acquisitions or expansion. To the extent that the Company finances an acquisition with a combination of cash and equity securities, any such issuance of equity securities could  result  in  dilution  to the  interests  of the  Company's  shareholders.
Additionally, to the extent that the Company incurs indebtedness to fund increased levels of accounts receivable or to finance the acquisition of capital equipment or issues debt securities in connection with any acquisition, the Company will be subject to risks associated with incurring substantial additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The Company continues to investigate several financing alternatives, including strategic partnerships, additional bank financing, private, debt and equity financing and other sources, including the liquidation of its marketable securities (Nexar and AMTK). While the Company regularly reviews potential funding sources in relation to its ongoing and proposed projects, there can be no assurance that the current levels of funding or additional funding will be available, or if available will be on terms satisfactory to the Company. Failure to obtain additional financing could have a material adverse effect on the Company, including requiring it to significantly curtail its operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Description of Business - Financing of Operations and Increase in Outstanding Shares," and Notes 1, 6 and 7 to Financial Statements.)

         DEPENDENCE ON NEW RELATIONSHIP WITH COHERENT. The Company has entered into a Sales Agency, Development and License Agreement with Coherent (the "Agreement") pursuant to which Coherent serves as exclusive distributor for the Company's laser based hair removal systems. As a result, the Company no longer has its own sales force. Coherent receives a marketing and sales commission, based on the end-user price, for each Palomar laser it sells. There can be no assurance that Coherent will be successful in distributing the Company's hair removal lasers or that it will give sufficient priority to marketing the Company's products. In addition, Coherent may develop, market and manufacture its own lasers that incorporate the Company's proprietary technology and compete with the Company's lasers, in which case it must pay the Company a royalty on such sales. If Coherent proves unable to sell Palomar's hair removal lasers in the volume anticipated, it could have a material adverse effect on the Company's business, financial condition and results of operations. Pursuant to the Agreement, if Palomar is unable (as defined) or unwilling to manufacture the cosmetic laser products to be distributed by Coherent, then Palomar will license to Coherent the technology necessary to make such products. The initial term of the Agreement is for three years, commencing on November 17, 1997. At the end of each year, the Agreement automatically renews for another year, unless either party provides written notice of its nonrenewal 30 days prior to the renewal date. In the Agreement, the Company has agreed to upgrade all its EpiLaser(R) laser systems sold prior to the date of the Agreement. The unanticipated loss of Coherent as a distributor, any significant reduction in orders from Coherent, the introduction by Coherent of competitive products, and unanticipated costly product upgrades would have a material adverse effect on the Company's business, financial condition and results of operations. (See Notes 3(i) and 12(e) to Financial Statements.)

         DEPENDENCE ON NEW PRODUCTS. The Company expects that a significant portion of future revenue will continue to be derived from sales of newly introduced products. The Company must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If the Company were unable to successfully define, develop and introduce competitive new products, and enhance its existing products, its future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of the Company. Delays, whether due to manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on the company's results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten life cycles of the Company's existing products. No assurance can be given that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. To the extent that new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher sales prices and margins than existing products, the Company's business, financial condition and results of operations could be materially adversely affected.

         DEPENDENCE ON DEVELOPING MARKET; PRODUCT CONCENTRATION. The market for laser hair removal is new and rapidly evolving. The Company currently derives substantially all of its revenues from its laser hair removal products and expects that revenues from these products will continue to account for substantially all of its revenues in the foreseeable future. Broad market acceptance of laser hair removal and, in particular, the Company's EpiLaser(R) and LightSheer(TM) laser hair removal systems is critical to the Company's future success.

         NEXAR. As of March 20, 1998, the Company owned approximately 31% of the voting capital stock of Nexar. In order to successfully execute its business plan, the Company is to a certain degree dependent on the success of Nexar and Nexar's ability to fund its operations and achieve profitability in the near term. The Company intends to reduce its ownership of Nexar over time as the Company continues to focus on its core cosmetic laser business. (See Note 2 to Financial Statements.)

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

         LIMITED OPERATING HISTORY. The Company's subsidiaries have limited operating histories and are in the development stage, and the Company is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a new business and development of new technologies in the cosmetic laser products industry. These include, but are not limited to, government regulation, competition, the need to expand manufacturing capabilities and market expertise, and setbacks in production, product development, market acceptance and sales and marketing. (See
Item 1. "Description of Business.")

         NEW VENTURES. The Company's CTI subsidiary has entered into agreements with healthcare providers to provide cosmetic laser services at laser treatment centers and plans to enter into more such agreements in the future. While the Company believes these new partnerships are strategically important, there are substantial uncertainties associated with the development of new products, technologies and services for evolving markets. The success of these ventures will be determined not only by the Company's efforts, but also by those of its partners. Initial timetables for the development and introduction of new technologies, products or services may not be achieved, and price/performance targets may not prove feasible. External factors, such as the development of competitive alternatives or government regulation, may cause new markets to evolve in unanticipated directions. (See "- Highly Competitive Industries," and Item 1. "Description of Business - Cosmetic Laser Services.")

         INVESTMENTS IN UNRELATED BUSINESSES. The Company has investments in marketable securities (consisting principally of Nexar and AMTK common stock). The Company's basis for financial reporting in these investments totals approximately $5.1 million. The Company's current market value of these investments totals approximately $14.0 million. The amount that the Company may ultimately realize from these investments could differ materially from the value of these investments recorded in the Company's financial statements, and the ultimate disposition of these investments could result in a loss to the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 2 and 3(b) and (c) to Financial Statements.)

         HIGHLY COMPETITIVE INDUSTRIES. The cosmetic laser industry is highly competitive and is characterized by the frequent introduction of new products. The Company competes in the development, manufacture, marketing and servicing of cosmetic laser products with numerous other companies, certain of which have substantially greater financial, marketing and other resources than the Company. In addition, the Company's cosmetic laser products face competition from alternative medical products and procedures, such as electrolysis and waxing, among others. There can be no assurance that the Company will be able to differentiate its products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products or medical procedures. There can be no assurance that competitors will not develop products or that new technologies will not be developed that render the Company's products obsolete or less competitive. (See "- Technological Obsolescence.") In addition, in entering areas of business in which it has little or no experience, such as the opening of laser treatment centers, the Company may not be able to compete successfully with competitors that are more established in such areas. (See "- New Ventures," and Item 1. "Description of Business - Cosmetic Laser Services.")

         FLUCTUATIONS IN QUARTERLY PERFORMANCE. The Company's results of operations have fluctuated substantially and can be expected to continue to vary significantly. The Company's quarterly operating results depend on a number of factors, including the timing of the introduction or acceptance of new products offered by the Company or its competitors, changes in the mix of products sold by the Company, changes in regulations affecting the cosmetic laser products industry, changes in the Company's operating expenses, personnel changes and general economic conditions.

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

         GOVERNMENT REGULATION. The Company's laser product business segment is subject to regulation in the United States and abroad. Failure to comply with applicable regulatory requirements can result in fines, denial or suspension of approvals, seizures or recall of products, operating restrictions and criminal prosecutions, any or all of which could have a material adverse effect on the Company. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or could affect the timing of, future regulatory approvals. (See Item 1. "Description of Business - Impact of Medical Device Regulations.")

         All laser medical devices, including those sold by the Company, are subject to regulation by the FDA under the Medical Device Amendments of the United States Food, Drug and Cosmetics Act of 1976, as amended (the "FDA Act"), pursuant to which the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Compliance with this process is expensive and time-consuming. Three of the Company's lasers have received clearance from the FDA through the 510(k) process for certain dermatological applications: the Q-switched RD-1200(TM) ruby laser for tattoo removal, the StarLight(TM) diode laser for hair and leg vein removal and the EpiLaser(R) hair removal laser. The Company is also investigating other applications in dermatology for its laser systems. It will be required to obtain FDA clearance before commercially marketing any other application. The Company believes that it will be able to seek such clearance under the 510(k) application process; however, no assurance can be given that the FDA will not require the Company to follow the more extensive and time-consuming PMA process. FDA review of a 510(k) application currently averages about seven to twelve months and requires limited clinical data based on substantial equivalence to a product marketed prior to 1976, while a PMA review can last for several years and require substantially more clinical data. There can be no assurance that the appropriate clearances from the FDA will be granted, that the process to obtain such clearances will not be excessively expensive or lengthy or that the Company will have sufficient funds to pursue such clearances. The Company's business, financial condition and operations are, and will continue to be, critically dependent upon timely receipt of FDA clearance for its current and proposed cosmetic laser products. Delays or failure to obtain such approval would have a material adverse effect on the Company.

         The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, good manufacturing practices, record keeping and reporting requirements. The FDA may require postmarket testing and surveillance programs to monitor a product's effects. The Company is subject to the laser radiation safety regulations of the FDA Act administered by the National Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require a laser manufacturer to file new product and annual reports, to maintain quality control, product testing and sales records, to distribute appropriate operation manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes of lasers (based on the level of radiation from the laser). In addition, various warning labels must be affixed on the product and certain protective devices must be installed depending upon the class of product. Under the Act, the Company is also required to register with the FDA as a medical device manufacturer and is subject to inspection on a routine basis by the FDA for compliance with Quality Systems Regulations ("QSR"). QSR impose certain procedural and documentation requirements upon the Company relevant to its manufacturing, testing and quality control activities. Noncompliance with applicable

FDA regulations, including QSR, can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by the Company. The Company believes that it is currently in compliance with these regulations.

         In order to be sold outside the United States, the Company's products are subject to FDA permit requirements that are conditioned upon clearance by the importing country's appropriate regulatory authorities. Many countries also require that imported products comply with their own or international electrical and safety standards. Additional approvals may be required in other countries. The Company's EpiLaser(R) laser system has received the CE Mark pursuant to the European Medical Device Directive which allows that laser to be sold in all countries that recognize the CE Mark, including the countries that comprise the European Community. The Company has not yet sought international approval for its diode laser for use in cosmetic surgery and dermatology, because it has not yet begun to ship this laser overseas.

         UNCERTAINTY OF MARKET ACCEPTANCE. The Company continually develops new products intended for use in the cosmetic laser market. As with any new products, there is substantial risk that the marketplace may not accept or be receptive to the potential benefits of such products. Market acceptance of the Company's current and proposed products will depend, in large part, upon the ability of the Company or any marketing partners to demonstrate to the marketplace the advantages of the Company's products over other types of products. There can be no assurance that the marketplace will accept applications or uses for the Company's current and proposed products or that any of the Company's current or proposed products will be able to compete effectively. (See Item 1. "Description of Business - Competition.")

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

         DEPENDENCE ON THIRD PARTY RESEARCHERS. The Company is substantially dependent upon third party researchers and others, over which the Company will not have absolute control, to satisfactorily conduct and complete research on behalf of the Company and to grant to the Company favorable licensing terms for products which may be developed. The Company has entered into research agreements with recognized research hospitals and clinical laboratories. At present, the Company's principal research partner is the Wellman Labs at MGH. The Company provides research funding, laser technology and optics know-how in return for licensing agreements with respect to specific medical applications and patents. Management believes that this method of conducting research and development provides a higher level of technical and clinical expertise than it could provide on its own and in a more cost efficient manner. The Company's success will be highly dependent upon the results of the research, and there can be no assurance that such research agreements will provide the Company with marketable products in the future or that any of the products developed under these agreements will be profitable for the Company. (See Item 1. "Description of Business - Research and Development" and Note 8 to Financial Statements.)

         TECHNOLOGICAL OBSOLESCENCE. The markets for the Company's products are characterized by rapid and significant technological change, evolving industry standards and frequent new product introductions and enhancements. Many of the Company's products and products under development are technologically innovative, and require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investment by the Company. The Company's failure to develop products in a timely manner in response to changes in the industry, whether for financial, technological or other reasons, will have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 1. "Description of Business.")

         PATENTS/POSSIBLE PATENT INFRINGEMENTS. The Company currently holds several patents and intends to pursue various additional avenues that it deems appropriate to protect its technology. There can be no assurance, however, that the Company will file any additional patent applications or that any patent applications that have been, or may be, filed will result in issued patents, or that any patent, patent application, know-how, license or cross-license will afford any protection or benefit to the Company. (See Item 1. "Description of Business - Patents and Licenses.")

         The laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, the Company can conduct only limited searches to determine whether its technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, diversion of technical and management personnel, cause shipment delays, require the Company to develop noninfringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms, or that the Company could redesign its products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling some of its products. This could have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, costly and time consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

         The Company is aware of patents relating to laser technologies used in certain applications. The Company intends to pursue such laser technologies in the future; hence, if the patents relating to those technologies are valid and enforceable, they may be infringed by the Company. After consulting with outside counsel to the Company, the Company believes that it is not infringing currently on patents held by others; however, were the issue ever to be litigated, a court could reach a different opinion. If the Company's current or proposed products are, in the opinion of patent counsel, infringing on any of these patents, the Company intends to seek nonexclusive, royalty-bearing licenses to such patents but there can be no assurance that any such license would be available on favorable terms, if at all. One of the Company's competitors has filed suit against the Company alleging patent infringement, among other things. No assurance can be given that other infringement claims will not be made or that the Company would prevail in any legal action with respect thereto. Defense of a claim of infringement would be costly and could have a material adverse effect on the Company's business, even if the Company were to prevail. (See Item 3. "Legal Proceedings.")

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

         RISKS ASSOCIATED WITH PENDING LITIGATION. The Company and its subsidiaries are involved in disputes with third parties. Such disputes have resulted in litigation with such parties and, although the Company is a plaintiff in several matters, the Company is subject to claims and counterclaims for damages and has incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for the Company. An adverse result in either the MEHL patent litigation or the action relating to the Swiss Franc Debentures (both described in detail in Item 3) could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. These matters may result in diversion of management time and effort from the operations of the business. (See Item 3. "Legal Proceedings" and Note 12(d) to Financial Statements.)

         NEED FOR ADDITIONAL QUALIFIED PERSONNEL. The Company's ability to develop, manufacture and market all of its products, and to attain a competitive position within the laser products industry, will depend, in large part, on its ability to attract and retain qualified personnel. Competition for qualified personnel in these industries is intense and the Company will be required to compete for such personnel with companies which may have greater financial and other resources.

There can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably. The Company's inability to attract and retain such personnel could have a material adverse effect upon its business.

         ISSUANCE OF PREFERRED STOCK AND DEBENTURES COULD AFFECT RIGHTS OF COMMON SHAREHOLDERS. The Company is authorized to issue up to five million shares of Preferred Stock, $.01 par value. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. In July 1996, the Company issued 9,675 units in a convertible debenture financing. Each unit consisted of a convertible debenture denominated in 1,000 Swiss francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. In February 1997, the Company redeemed 300 units for an aggregate price of $195,044. In November 1997, the remaining 9,375 units were converted into 914,028 shares of common stock. (See
Item 3. "Legal Proceedings.") In October 1996, the Company issued $5,000,000 in 4.5% Convertible Subordinated Promissory Notes. As of March 20, 1998, $5,000,000 principal amount was converted into 1,442,073 shares of common stock. In December 1996 and January 1997, the Company issued a total of $6,000,000 in 5% Convertible Debentures. As of March 20, 1998, $5,533,356 principal amount was converted into 3,707,292 shares of common stock. In March 1997, the Company issued $5,500,000 in 5% Convertible Debentures. As of March 20, 1998, $5,500,000 principal amount was converted into 4,355,735 shares of common stock. In March 1997, the Company issued $500,000 in 6% Convertible Debentures. In September 1997, the Company issued $7,000,000 in 6%, 7% and 8% Convertible Debentures. The holders were issued 413,109 shares upon issuance in lieu of a discount. In addition, as of March 20, 1998, $160,000 principal amount was converted into 103,021 shares of common stock. The Company also redeemed $2,000,000 principal amount for $2,196,667. In July 1996, the Company issued 6,000 shares of Series F Convertible Preferred Stock at a price of $1,000 per share. In September 1996, the Company issued 10,000 shares of Series G Convertible Preferred Stock at a price of $1,000 per share. As of March 20, 1998, 7,316 shares of the Series G Convertible Preferred Stock were converted into 602,824 shares of common stock, 956,388 shares of common stock of Nexar and $47,731 in cash dividends. In March 1997, the Company issued 6,000 shares of Series H Convertible Preferred Stock at a price of $1,000 per share. In May 1997, the Company issued 10,000 shares of Series H Convertible Preferred Stock at a price of $1,000 per share. As of March 20, 1998, 11,100 shares of the Series H Convertible Preferred Stock were converted into 8,289,013 shares of common stock. In addition, 2,950 shares of the Series H Convertible Preferred Stock were redeemed for $3,588,715. The issuance of any such additional Preferred Stock or Debentures could affect the rights of the holders of common shares, and could reduce the market price of the common shares. In particular, specific rights granted to future holders of Preferred Stock or Debentures could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by the existing control group. (See Item 1. "Description of Business," Item 5. "Market for Common Equity and Related Stockholder Matters," and Notes 6, 7 and 13 to Financial Statements.)

         ISSUANCE OF RESERVED SHARES; REGISTRATION RIGHTS. As of March 20, 1998, the Company had 59,553,243 shares of common stock outstanding. The Company has reserved an additional 28,180,020 shares for issuance as follows: (1) 3,707,655 shares for issuance to key employees, officers, directors, consultants and advisors pursuant to the Company's Stock Option Plans; (2) 166,674 shares for issuance to employees, officers and directors pursuant to the Company's 401(k) Plan; (3) 966,014 shares for issuance pursuant to the Company's Employee Stock Purchase Plan; (4) 9,998,030 shares for issuance upon exercise of three-, four-, five- and seven year warrants issued to certain lenders, investors, consultants, directors and officers (a portion of which are subject to certain antidilutive adjustments); (5) 530,217 shares for issuance upon conversion of $466,644 principal amount of a 5% Convertible Debentures; (6) 45,455 shares for issuance upon conversion of $500,000 principal amount of 6% Convertible Debentures; (7) 6,396,979 shares for issuance upon conversion of $4,840,000 principal amount of a 6%, 7% and 8% Convertible Debenture; (8) 600,000 shares for issuance upon conversion of the 6,000 shares of Series F Convertible Preferred Stock; (9) 3,611,659 shares for issuance upon conversion of the 2,684 shares of Series G Convertible Preferred Stock; and (10) 2,157,337 shares for issuance upon conversion of the 1,950 shares of Series H Convertible Preferred Stock. All of the foregoing reserved shares are, or the Company intends for them shortly to be, registered with the Securities and Exchange Commission and therefore freely salable on Nasdaq or elsewhere.

         PRODUCT LIABILITY EXPOSURE. Cosmetic laser product companies face an inherent business risk of financial exposure to product liability claims in the event that the use of their products results in personal injury. The Company's products are and will  continue to be  designed  with  numerous  safety  features,  but it is possible that patients could be adversely affected by use of one of the Company's products. Further, in the event that any of the Company's products prove to be defective, the Company may be required to recall and redesign such products. Although the Company has not experienced any material losses due to product liability claims to date, there can be no assurance that it will not experience such losses in the future. The Company maintains general liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate and maintains umbrella coverage in the aggregate amount of $25,000,000; however, there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. In the event the Company is found liable for damages in excess of the limits of its insurance coverage, or if any claim or product recall results in significant adverse publicity against the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, although the Company's products have been and will continue to be designed to operate in a safe manner, and although the Company attempts to educate medical personnel with respect to the proper use of its products, misuse of the Company's products by medical personnel over whom the Company cannot exert control may result in the filing of product liability claims or significant adverse publicity against the Company.

         INTERNATIONAL OPERATIONS. Because the Company has minimal experience in marketing and distributing its products internationally, it engaged Coherent, a company with particular experience in international markets, to serve as its distributor in international markets. (See "- Dependence on New Relationship with Coherent" and Item 1. "Description of Business - Marketing, Distribution and Service.") Accordingly, the Company's success in international markets will be substantially dependent upon the skill and expertise of Coherent in marketing the Company's products. There can be no assurance that Coherent will be able to successfully market, sell and deliver the Company's products in these markets. In addition, there are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, management's lack of international expertise, political instability and fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition or operating results. (See Item 1. "Financial Information About Exports by Domestic Operations.")

         NEED FOR CONTINUED PRODUCT DEVELOPMENT. Although the Company received FDA clearance in March and December 1997, respectively, to commercially market its EpiLaser(R) and diode laser systems for hair removal, the Company is continuing its development of both products. The Company is continuing to study both laser systems to optimize performance and treatment parameters. (See Item
1. "Description of Business.")

         DEPENDENCE ON SUPPLIERS. The Company relies on outside suppliers for substantially all of its manufacturing supplies, parts and components. Several component parts of the Company's cosmetic laser products are manufactured exclusively by one supplier. There can be no assurance that the Company will be able to obtain a sufficient supply of such components at commercially reasonable prices or at all. A shortage of necessary parts and components or the inability of the Company to obtain such parts and components would have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 1. "Description of Business - Production and Sources and Availability of Materials.")

         SIGNIFICANT OUTSTANDING INDEBTEDNESS; SUBORDINATION OF DEBENTURES. The Company has incurred substantial indebtedness in relation to its equity capital and will be subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments to the holders of the Company's debentures. The Company's ability to satisfy its obligations under the debentures from cash flow will be dependent upon the Company's future performance and will be subject to financial, business and other factors affecting the operation of the Company, many of which may be beyond the Company's control. In the event the Company does not have sufficient cash resources to satisfy quarterly interest or other repayment obligations to the holders of the debentures, the Company will be in default under the debentures, which would have a material adverse effect on the Company. To the extent that the Company is required to use cash resources to satisfy interest payments to the holders of the debentures, it will have fewer resources available for other purposes. Inability of the Company to repay the debentures upon maturity would have a material adverse effect on the Company, which could result in a reduction of the price of the Company's shares. The debentures will be unsecured and subordinate in right of payment to all senior indebtedness of the Company. The debentures do not restrict the Company's ability to incur additional senior indebtedness and most other indebtedness. The terms of senior indebtedness now existing or incurred in the future could affect the Company's ability to make payments of principal and/or interest to the holders of debentures. (See Item 5. "Market for Registrant's Common Equity and Related Shareholder Matters" and Note 6 to Financial Statements.)

         POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS. The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 could have the effect of delaying or preventing a change of control of the Company. The Company's stock option grants generally provide for an exercise of some or all of the optioned stock, including nonvested shares, upon a change of control or similar event. The Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preference, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the common stock. (See "- Issuance of Preferred Stock and Debentures Could Affect Rights of Common Shareholders.")

         YEAR 2000. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is at this time utilizing internal resources to identify, correct or reprogram, and test the systems for year 2000 compliance. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of assessing the year 2000 compliance costs; however, based on information to date (excluding the possible impact of vendor systems), management does not believe that it will have a material effect on the Company's earnings. (See Note 12(c) to Financial Statements.)

ITEM 8.   FINANCIAL STATEMENTS.


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997                 F-3

Consolidated Statements of Operations for
     the years ended December 31, 1995, 1996 and 1997                        F-4

Consolidated Statements of Stockholders' Equity (deficit)
     for the years ended December 31, 1995, 1996 and 1997                    F-5

Consolidated Statements of Cash Flows for
     the years ended December 31, 1995, 1996 and 1997                        F-8

Notes to Consolidated Financial Statements                                  F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Palomar Medical Technologies, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The summarized financial data for Nexar Technologies, Inc. contained in Note 2 are based on the financial statements of Nexar Technologies, Inc. which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 2, is based solely on the report of the other auditors.

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

         In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has a working capital deficiency and a stockholders' deficit that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 6, 1998 (except for the
matters discussed in Note 13,
as to which the date is
March 31, 1998)

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,             December 31,
                                                                                              1996                     1997
                                                                                         ----------------         ----------------
ASSETS

Current Assets:
       Cash and cash equivalents                                                             $12,292,406               $3,003,300
       Marketable securities                                                                   2,893,792                1,449,326
       Accounts receivable, net of allowance for doubtful accounts of
            approximately $1,129,000 and $746,000, respectively                                2,171,086                2,248,680
       Inventories                                                                             5,205,954                4,711,474
       Loans to former officers                                                                  948,198                  478,343
       Notes receivable from related parties for sale of Dynaco subsidiary                           ---                  855,379
       Subscription receivable                                                                 3,500,000                      ---
       Other current assets                                                                    2,983,209                  820,219
                                                                                         ----------------         ----------------
            Total current assets                                                              29,994,645               13,566,721
                                                                                         ----------------         ----------------

Net Assets of Discontinued Operations (Note 2)                                                22,971,380                5,825,602
                                                                                         ----------------         ----------------

Property and Equipment, at Cost, Net                                                           3,827,990                6,455,586
                                                                                         ----------------         ----------------

Other Assets:
       Cost in excess of net assets acquired, net of accumulated amortization of
            approximately $725,000 and $1,280,000, respectively                                2,856,616                2,302,348
       Deferred financing costs                                                                1,943,420                  591,609
       Other noncurrent assets                                                                 5,938,826                  225,706
                                                                                         ----------------         ----------------
            Total other assets                                                                10,738,862                3,119,663
                                                                                         ----------------         ----------------

                                                                                             $67,532,877              $28,967,572
                                                                                         ================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

       Current portion of long-term debt                                                        $497,377               $1,640,465
       Accounts payable                                                                        3,318,460                4,150,982
       Accrued liabilities                                                                    10,975,309               16,914,249
                                                                                         ----------------         ----------------
            Total current liabilities                                                         14,791,146               22,705,696
                                                                                         ----------------         ----------------

Long-Term Debt, Net of Current Portion                                                        14,665,140               12,445,563
                                                                                         ----------------         ----------------

Commitments and Contingencies (Notes 2, 6 and 10)

Stockholders' Equity (Deficit):
       Preferred stock, $.01 par value-
            Authorized - 5,000,000 shares
            Issued and outstanding -
            18,151 shares and 16,397 shares
            at December 31, 1996 and December 31, 1997, respectively
            (Liquidation preference of $17,714,474 as of December 31, 1997)                          182                      164
       Common stock, $.01 par value-
            Authorized - 100,000,000 shares
            Issued - 30,596,812 shares and 45,792,585 shares
            at December 31, 1996 and December 31, 1997, respectively                             305,968                  457,926
       Additional paid-in capital                                                            104,900,551              147,356,579
       Accumulated deficit                                                                   (64,971,200)            (152,359,497)
       Unrealized loss on marketable securities                                                 (342,500)                     ---
       Subscriptions receivable from related party                                              (604,653)                     ---
       Less: Treasury stock - (200,000 shares and 345,000 shares at cost, respectively)       (1,211,757)              (1,638,859)
                                                                                         ----------------         ----------------
            Total stockholders' equity (deficit)                                              38,076,591               (6,183,687)
                                                                                         ----------------         ----------------
                                                                                             $67,532,877              $28,967,572
                                                                                         ================         ================

                  The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Years Ended December 31,
                                                                 1995             1996             1997
                                                          ----------------   --------------   --------------

Revenues                                                       $5,610,280      $17,606,871      $20,994,546

Cost of Revenues                                                3,464,472       14,169,471       20,055,963
                                                          ----------------   --------------   --------------

        Gross profit                                            2,145,808        3,437,400          938,583
                                                          ----------------   --------------   --------------

Operating Expenses

        Research and development                                3,964,920        6,297,477       11,990,332
        Sales and marketing                                     2,768,541        5,076,941        6,959,750
        General and administrative                              2,141,798        9,752,922       15,332,241
        Business development                                    1,409,303        2,879,603        2,060,852
        Restructuring and asset write-off (Note 4)                     --        1,660,808        3,325,000
        Settlement and litigation costs                           700,000          880,000        3,199,000
                                                          ----------------   --------------   --------------

               Total operating expenses                        10,984,562       26,547,751       42,867,175
                                                          ----------------   --------------   --------------

               Loss from operations                            (8,838,754)     (23,110,351)     (41,928,592)

Interest Expense                                                 (766,079)        (271,619)      (6,993,898)

Interest Income                                                   912,019        1,355,488          456,945

Net Gain (Loss) on Trading Securities                             201,067        2,033,371          (52,272)

Asset Write-off (Note 4)                                               --       (1,397,000)      (9,658,000)

Other Income (Expense)                                            102,305          591,853         (193,262)
                                                          ----------------   --------------   --------------

        Net Loss from Continuing Operations                    (8,389,442)     (20,798,258)     (58,369,079)
                                                          ----------------   --------------   --------------

Loss from Discontinued Operations (Note 2):

        Loss from operations                                   (4,231,326)     (20,895,534)     (29,508,755)
        Gain on dispositions, net                                      --        3,830,000        2,073,943
                                                          ----------------   --------------   --------------

        Net Loss from Discontinued Operations                  (4,231,326)     (17,065,534)     (27,434,812)
                                                          ----------------   --------------   --------------

               Net Loss                                      $(12,620,768)    $(37,863,792)    $(85,803,891)
                                                          ================   ==============   ==============

Basic and Diluted Net Loss Per Common Share:

        Continuing operations                                      $(0.60)          $(0.84)          $(1.79)
        Discontinued operations                                     (0.30)           (0.65)           (0.78)
                                                          ----------------   --------------   --------------

        Total Loss Per Common Share                                $(0.90)          $(1.49)          $(2.57)
                                                          ================   ==============   ==============

Weighted Average Number of
    Common Shares Outstanding                                  14,164,901       26,166,538       35,105,272
                                                          ================   ==============   ==============


                   The accompanying notes are an integral part of these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                   Preferred Stock          Common Stock           Treasury Stock
                                                                -------------------------------------------------------------------
                                                                  Number      0.01       Number       0.01      Number
                                                                of Shares   Par Value  of Shares   Par Value   of Shares     Cost
                                                                -------------------------------------------------------------------
Balance, December 31, 1994                                           --        $--     9,464,963    94,649         --          $--


     Sale of common stock pursuant to warrants and options           --         --     2,925,093    29,251         --           --

     Sale of common stock                                            --         --     1,622,245    16,223         --           --

     Payments received on subscriptions receivable                   --         --            --        --         --           --
     Issuance of preferred stock, including common stock
          issued as a placement fee, net of issuance costs       21,295        213       300,000     3,000         --           --
     Purchase of treasury stock                                      --         --            --        --   (200,000)  (1,211,757)
     Issuance of common stock in lieu of payment of notes            --         --            --        --         --           --
          payable                                                    --         --       632,144     6,321         --           --
     Repayment of convertible debentures                             --         --            --        --         --           --
     Conversion of convertible debentures                            --         --     1,943,870    19,438         --           --
     Value ascribed to convertible debentures                        --         --            --        --         --           --
     Value ascribed to warrant in exchange for license
          technology                                                 --         --            --        --         --           --
     Issuance of common stock for technology                         --         --       739,546     7,395         --           --
     Conversion of preferred stock                               (7,435)       (74)    1,775,691    17,757         --           --
     Exercise of underwriter's warrants                              --         --       200,000     2,000         --           --
     Issuance of common stock for Spectrum Medical Tech., Inc.       --         --       364,178     3,642         --           --
     Issuance of common stock for investment banking and merger
          and acquisition consulting services                        --         --       167,676     1,677         --           --
     Amortization of deferred financing costs                        --         --            --        --         --           --
     Compensation expense related to warrants issued to
          consultants and investment bankers                         --         --            --        --         --           --
     Preferred stock dividends                                       --         --            --        --         --           --
     Net loss                                                        --         --            --        --         --           --
                                                                -------------------------------------------------------------------
Balance, December 31, 1995                                      $13,860       $139   $20,135,406  $201,353  $(200,000) $(1,211,757)
                                                                ===================================================================


                                                                                             Unrealized                    Total
                                                                  Additional                   Loss on                 Stockholders'
                                                                   Paid-in     Accumulated   Marketable  Subscriptions    Equity
                                                                   Capital       Deficit     Securities   Receivable     (Deficit)
                                                                  ------------------------------------------------------------------
Balance, December 31, 1994                                       $15,773,109   (13,119,279)         $--           $--     2,748,479

     Sale of common stock pursuant to warrants and options         7,588,888            --           --    (4,633,975)    2,984,164
     Sale of common stock                                          2,935,921            --           --            --     2,952,144
     Payments received on subscriptions receivable                        --            --           --     3,694,840     3,694,840
     Issuance of preferred stock, including common stock
          issued as as a placement fee, net of issuance costs     19,382,750            --           --            --    19,385,963
     Purchase of treasury stock                                           --            --           --            --    (1,211,757)
     Issuance of common stock in lieu of payment of notes payable  1,873,611            --           --            --     1,879,932
     Repayment of convertible debentures                            (321,533)           --           --            --      (321,533)
     Conversion of convertible debentures                          3,071,302            --           --            --     3,090,740
     Value ascribed to convertible debentures                        899,813            --           --            --       899,813
     Value ascribed to warrant in exchange for license technology    100,000            --           --            --       100,000
     Issuance of common stock for technology                         292,605            --           --            --       300,000
     Conversion of preferred stock                                    68,377            --           --            --        86,060
     Exercise of underwriter's warrants                            1,049,574            --           --    (1,049,574)        2,000
     Issuance of common stock for Spectrum Medical Tech., Inc.       996,358            --           --            --     1,000,000
     Issuance of common stock for investment banking and merger
          and acquisition consulting services                        416,823            --           --            --       418,500
     Amortization of deferred financing costs                        (70,583)           --           --            --       (70,583)
     Compensation expense related to warrants issued to
          consultants and investment bankers                          95,370            --           --            --        95,370
     Preferred stock dividends                                            --      (124,610)          --            --      (124,610)
     Net loss                                                             --   (12,620,768)          --            --   (12,620,768)
                                                                 -------------------------------------------------------------------
Balance, December 31, 1995                                       $54,152,385  $(25,864,657)         $--   $(1,988,709)  $25,288,754
                                                                 ===================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Continued)


                                                                    Preferred Stock          Common Stock            Treasury Stock
                                                                 -------------------------------------------------------------------
                                                                   Number      0.01       Number       0.01      Number
                                                                 of Shares  Par Value   of Shares   Par Value  of Shares      Cost
                                                                 -------------------------------------------------------------------
Balance, December 31, 1995                                       $13,860       $139   $20,135,406  $201,353  ($200,000) ($1,211,757)

    Sale of common stock pursuant to warrants and options             --         --     2,967,996    29,681         --           --
    Sale of common stock                                              --         --     1,176,205    11,762         --           --
    Payments received on subscriptions receivable                     --         --            --        --         --           --
    Issuance of preferred stock, including common stock
        issued as a placement fee, net of issuance costs          32,000        320       115,000     1,150         --           --
    Issuance of common stock for 1995 employer 401(k)
        matching contribution                                         --         --        45,885       459         --           --
    Conversion of preferred stock, including accrued
        dividends and interest of $782,602                       (25,209)      (252)    4,481,518    44,815         --           --
    Conversion of convertible debentures                              --         --        34,615       346         --           --
    Redemption of convertible debentures                              --         --            --        --         --           --
    Value ascribed to convertible debentures                          --         --            --        --         --           --
    Redemption of preferred stock                                 (2,500)       (25)           --        --         --           --
    Exercise of underwriter's warrants                                --         --       500,000     5,000         --           --
    Exercise of stock options in majority controlled subsidiary       --         --            --        --         --           --
    Issuance of common stock for conversion of debentures at
        Tissue Technologies, Inc.                                     --         --       813,431     8,134         --           --
    Issuance of common stock for minority interest in
        Star Medical subsidiary                                       --         --       224,054     2,241         --           --
    Issuance of common stock in exchange for license rights           --         --        56,900       569         --           --
    Issuance of common stock for acquisition of Dermascan, Inc.       --         --        35,000       350         --           --
    Issuance of common stock for investment banking and merger
        and acquisition consulting services                           --         --        56,802       568         --           --
    Compensation expense related to warrants issued to
        non-employees under SFAS No. 123                              --         --            --        --         --           --
    Return of escrowed shares                                         --         --       (46,000)     (460)        --           --
    Amortization of deferred financing costs                          --         --            --        --         --           --
    Unrealized loss on marketable securities                          --         --            --        --         --           --
    Preferred stock dividends                                         --         --            --        --         --           --
    Net loss                                                          --         --            --        --         --           --
                                                                 -------------------------------------------------------------------
Balance, December 31, 1996                                       $18,151       $182   $30,596,812  $305,968  ($200,000) ($1,211,757)
                                                                 ===================================================================


                                                                                                                          Total
                                                               Additional                 Unrealized  Subscriptions    Stockholders'
                                                                 Paid-in    Accumulated     Loss on     Receivable        Equity
                                                                 Capital     Deficit      Marketable    Securities       (Deficit)
                                                               ---------------------------------------------------------------------

Balance, December 31, 1995                                     $54,152,385   ($25,864,657)      $--     ($1,988,709)    $25,288,754

     Sale of common stock pursuant to warrants and options       7,569,226             --        --              --       7,598,907
     Sale of common stock                                        6,049,618             --        --              --       6,061,380
     Payments received on subscriptions receivable                      --             --        --       2,441,556       2,441,556
     Issuance of preferred stock, including common stock
          issued as a placement fee, net of issuance costs      30,821,677             --        --              --      30,823,147
     Issuance of common stock for 1995 employer 401(k)
          matching contribution                                    160,139             --        --              --         160,598
     Conversion of preferred stock, including accrued
          dividends and interest of $782,602                       744,124             --        --              --         788,687
          Conversion of convertible debentures                     145,260             --        --              --         145,606
     Redemption of convertible debentures                          (41,530)            --        --              --         (41,530)
     Value ascribed to convertible debentures                    2,757,860             --        --              --       2,757,860
     Redemption of preferred stock                              (3,123,127)            --        --              --      (3,123,152)
     Exercise of underwriter's warrants                          1,057,500             --        --      (1,057,500)          5,000
     Exercise of stock options in majority controlled subsidiary    50,000             --        --              --          50,000
     Issuance of common stock for conversion of debentures at
          Tissue Technologies, Inc.                              1,019,022             --        --              --       1,027,156
     Issuance of common stock for minority interest in
          Star Medical subsidiary                                1,747,482             --        --              --       1,749,723
     Issuance of common stock in exchange for license rights       369,574             --        --              --         370,143
     Issuance of common stock for acquisition of Dermascan, Inc.   489,650             --        --              --         490,000
     Issuance of common stock for investment banking and merger
          and acquisition consulting services                      476,156             --        --              --         476,724
     Compensation expense related to warrants issued to
           non-employees under SFAS No. 123                        532,758             --        --              --         532,758
     Return of escrowed shares                                         460             --        --              --              --
     Amortization of deferred financing costs                      (77,683)            --        --              --         (77,683)
     Unrealized loss on marketable securities                           --             --  (342,500)             --        (342,500)
     Preferred stock dividends                                          --     (1,242,751)       --              --      (1,242,751)
     Net loss                                                           --    (37,863,792)       --              --     (37,863,792)
                                                              ----------------------------------------------------------------------
Balance, December 31, 1996                                    $104,900,551   ($64,971,200)($342,500)      ($604,653)    $38,076,591
                                                              ======================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Continued)


                                                           Preferred Stock          Common Stock              Treasury Stock
                                                       -----------------------------------------------------------------------------
                                                         Number      0.01        Number         0.01        Number
                                                       of Shares   Par Value    of Shares    Par Value    of Shares       Cost
                                                       -----------------------------------------------------------------------------

Balance, December 31, 1996                               18,151          182   30,596,812     $305,968     (200,000)    (1,211,757)

     Sale of common stock pursuant to warrants,
          options and Employee Stock Purchase Plan           --           --      815,101        8,151           --             --
     Reduction in subscriptions receivable                   --           --           --           --           --             --
     Sale of preferred stock, net of issuance cost
          of approximately $1,000,000                    16,000          160           --           --           --             --
     Issuance of common stock for 1996 employer 401(k)
          matching contribution                              --           --       87,441          874           --             --
     Conversion and redemption of preferred stock       (17,754)        (178)   6,139,841       61,399           --             --
      Conversion of convertible debentures and issuance
          of common stock to an investor                     --           --    7,464,961       74,650           --             --
     Issuance of common stock for investment banking,
          merger and acquisition and consulting services     --           --       20,000          200           --             --
     Value ascribed to the discount feature of
          convertible debentures issued                      --           --      413,109        4,131           --             --
     Unrealized gain on marketable securities                --           --           --           --           --             --
     Preferred stock dividends                               --           --           --           --           --             --
     Guaranteed value of common stock associated
          with Dermascan Acquisition                         --           --           --           --           --             --
     Issuance of common stock for technology                 --           --      255,320        2,553           --             --
     Purchase of stock for treasury                          --           --           --           --     (145,000)      (427,102)
     Gain related to the issuance of common
          stock by Nexar Technologies, Inc.                  --           --           --           --           --             --
     Value ascribed to warrant to purchase
          common stock issued to Coherent, Inc.              --           --           --           --           --             --
     Net loss                                                --           --           --           --           --             --
                                                       ----------------------------------------------------------------------------

Balance, December 31, 1997                               16,397         $164   45,792,585     $457,926     (345,000)    (1,638,859)
                                                       ============================================================================

                                                                                    Unrealized                            Total
                                                       Additional                  (Loss) Gain                         Stockholders'
                                                        Paid-in      Accumulated    on Marketable     Subscriptions       Equity
                                                        Capital        Deficit       Securities        Receivable        (Deficit)
                                                       ----------------------------------------------------------------------------

Balance, December 31, 1996                             104,900,551  $(64,971,200)      (342,500)        $(604,653)     $38,076,591

      Sale of common stock pursuant to warrants,
          options and Employee Stock Purchase Plan       1,606,083            --             --                --        1,614,234
      Reduction in subscriptions receivable                     --            --             --           604,653          604,653
      Sale of preferred stock, net of issuance
          cost of approximately $1,000,000              14,999,840            --             --                --       15,000,000
      Issuance of common stock for 1996 employer
          401(k) matching contribution                     317,280            --             --                --          318,154
      Conversion and redemption of preferred stock      (3,926,317)           --             --                --       (3,865,096)
      Conversion of convertible debentures and
          issuance of common stock to an investor       16,935,713            --             --                --       17,010,363
      Issuance of common stock for investment
          banking, merger and acquisition
          and consulting services                           52,925            --             --                --           53,125
      Value ascribed to the discount feature of
          convertible debentures issued                  3,750,812            --             --                --        3,754,943
      Unrealized gain on marketable securities                  --            --        342,500                --          342,500
      Preferred stock dividends                                 --    (1,584,406)            --                --       (1,584,406)
      Guaranteed value of common stock associated
          with Dermascan Acquisition                      (216,562)           --             --                --         (216,562)
      Issuance of common stock for technology            1,146,388            --             --                --        1,148,941
      Purchase of stock for treasury                            --            --             --                --         (427,102)
      Gain related to the issuance of common stock
          by Nexar Technologies, Inc.                    7,409,866            --             --                --        7,409,866
      Value ascribed to warrant to purchase common
          stock issued to Coherent, Inc.                   380,000            --             --                --          380,000
      Net loss                                                  --   (85,803,891)            --                --      (85,803,891)
                                                       -----------------------------------------------------------------------------
Balance, December 31, 1997                             147,356,579 $(152,359,497)           $--               $--      $(6,183,687)
                                                       =============================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Years Ended December 31,
                                                                1995           1996          1997
                                                           --------------  -------------  ------------
Cash Flows from Operating Activities
    Net loss                                               $(12,620,768)  $(37,863,792)  $(85,803,891)
       Less: Net Loss from Discontinued Operations           (4,231,326)   (17,065,534)   (27,434,812)
                                                            -------------  -------------  ------------
    Net Loss from Continuing Operations                      (8,389,442)   (20,798,258)   (58,369,079)
                                                            -------------  -------------  ------------

    Adjustments to reconcile net loss from continuing
     operations to net cash
     used in operating activities-
       Depreciation and amortization                          1,006,055      2,343,013      2,246,412
       Restructuring and asset write-off costs                       --      3,057,808     12,983,000
       Write-off of in-process research and development              --         57,212             --
       Write-off of intangible assets                                --        631,702             --
       Loss on sale of wholly owned subsidiary                       --             --        165,845
       Write-off of deferred financing costs associated with
          redemption of convertible debentures                       --        201,500         27,554
       Valuation allowances for notes and investments                --             --      1,035,912
       Accrued interest receivable on note
           and subscription receivable                               --       (568,917)            --
       Foreign currency exchange gain                                --       (446,596)      (651,970)
       Noncash interest expense related to debt                 220,280        163,680      5,473,077
       Noncash compensation related to common stock
           and warrants                                          95,370        836,982        205,238
       Realized gain on marketable securities                        --       (835,197)      (577,969)
       Unrealized (gain) loss on marketable securities         (133,568)    (1,198,174)       669,293
       Changes in assets and liabilities, net of effects
          from business combinations
                Purchases of marketable trading securities     (615,842)   (10,355,055)      (152,938)
                Sale of marketable trading securities and
                interest received on marketable trading
                securities                                       50,000     10,244,044      2,234,436
          Accounts receivable                                  (734,080)       (82,025)    (1,809,371)
          Inventories                                          (614,364)    (4,661,443)    (3,390,396)
          Other current assets and loans to officers           (407,575)    (1,514,858)    (1,005,781)
          Accounts payable                                    1,046,192      1,243,161      1,378,637
          Accrued liabilites                                  2,141,429      4,762,781      6,494,790
                                                            -------------  ------------- -------------
                Net cash used in operating activities        (6,335,545)   (16,918,640)   (33,043,310)
                                                            -------------  ------------- -------------

Cash Flows from Investing Activities
    Cash acquired from purchase of Spectrum Medical              75,087             --              --
    Technologies, Inc.
    Purchases of property and equipment                        (649,642)    (3,180,112)     (5,777,446)
    Increase in other assets                                   (828,569)    (1,176,527)        (95,830)
    Loans to related parties                                 (3,861,375)    (7,338,625)     (1,250,000)
    Loans to nonrelated parties                                      --     (2,236,531)             --
    Payments received on loans to related parties                    --      9,322,284         941,288
    Guaranteed value associated with --rmascan Acquisition           --             --        (216,562)
    Investment in nonmarketable securities                     (500,000)    (2,077,054)     (1,057,631)
    Increase in organizational costs                           (500,000)            --              --
                                                            -------------  -------------  -------------
                Net cash used in investing activities        (6,264,499)    (6,686,565)     (7,456,181)
                                                            -------------  -------------  -------------


                  The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years Ended December 31,
                                                             1995         1996          1997
Cash Flows from Financing Activities                      ----------   ----------     ----------
    Proceeds from issuance of convertible debentures       4,150,000   14,169,441     16,715,169
    Proceeds from notes payable                            1,280,000           --      3,500,000
    Deferred financing costs incurred related to
          convertible debentures                            (182,000)  (1,365,217)            --
    Redemption of convertible debentures                  (1,048,967)    (930,000)      (196,000)
    Payments of notes payable and capital lease
          obligations                                     (1,291,350)    (260,224)    (4,856,479)
    Proceeds from issuance of common stock                 9,631,148   13,715,287      1,462,121
    Issuance of preferred stock                           19,385,963   30,823,147     15,000,000
    Purchase of treasury stock                            (1,211,757)          --       (427,102)
    Payment of contingent note payable                            --     (500,000)            --
    Redemption of preferred stock, including accrued
          dividends of $71,223                                    --   (3,194,375)            --
    Payments received on subscriptions receivable                 --    2,009,592             --
    Deferred costs                                                --     (932,661)            --
                                                         ------------ ------------   ------------
                Net cash provided by financing
                activities                                30,713,037   53,534,990     31,197,709
                                                         ------------ ------------   ------------
Net increase (decrease) in cash and cash equivalents      18,112,993   29,929,785     (9,301,782)
Net cash (used in) provided by discontinued operations    (8,677,687) (30,073,633)        12,676
Cash and cash equivalents, beginning of year               3,000,948   12,436,254     12,292,406
                                                         ------------ ------------   ------------
Cash and cash equivalents, end of year                   $12,436,254  $12,292,406     $3,003,300
                                                         ============ ============   ============

Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                                  $125,702     $280,659       $534,037
                                                          ===========  ===========   ============

Supplemental Disclosure of Noncash Financing
          and Investing Activities
     Conversion of convertible debentures and
          related accrued interest, net of
          financing fees                                  $3,190,740   $1,172,762    $17,010,363
                                                          ===========  ===========   ============

    Subscriptions received in connection with warrant
       exercises
          notes payable                                   $1,988,709   $1,057,500            $--
                                                          ===========  ===========   ============

    Issuance of common stock in lieu of payment of
          notes payable                                   $1,879,932          $--            $--
                                                          ===========  ===========   ============

    Conversion of preferred stock                            $86,060     $788,687       $414,904
                                                          ===========  ===========   ============

    Exchange of preferred stock for investment in a
    discontinued      operation                                  $--          $--    ($4,280,000)
                                                          ===========  ===========   ============

    Issuance of common stock for purchase of technology
       related to a discontinued operation                       $--          $--     $1,148,941
                                                          ===========  ===========   ============

    Investment banking and consulting fees for services
       related to the issuance of common stock and
       convertible debentures                               $120,000     $709,224        $53,125
                                                          ===========  ===========   ============

    Issuance of common stock for 1995 and 1996 employer 401(k)
       matching contribution                                     $--     $160,598       $318,154
                                                          ===========  ===========   ============

    Issuance of common stock for minority interest
       in Star Medical subsidiary                                $--   $1,749,723            $--
                                                          ===========  ===========   ============

Acquisition of Spectrum Medical Technologies, Inc.
    Liabilities assumed                                  $(1,128,139)         $--            $--
    Fair value of assets acquired                          1,456,920           --             --
    Fair value of 364,178 shares of common stock issued   (1,000,000)          --             --
    Promissory note issued                                  (700,000)          --             --
    Cash paid                                               (300,000)          --             --
    Acquisition costs incurred                              (161,138)
                                                         ------------  -----------   ------------
Cost in Excess of Net Assets Acquired                    $(1,832,357)         $--            $--
                                                         ============  ===========   ============


                  The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND OPERATIONS

          Palomar Medical Technologies, Inc. and subsidiaries ("Palomar" or the "Company") are engaged in the commercial sale and development of cosmetic and medical laser systems and services. During the year ended December 31, 1997, the Company formed and began execution of a plan to dispose of its electronics segment (see Note 2).

         Some of the Company's medical laser products are in various stages of development, and as such, the success of future operations is subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the successful development and marketing of the Company's products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals.

         The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and/or other potential sources in order to fund its operations over the next twelve months. The Company has financed current operations, expansion of its core business and outside short-term financial investments primarily through the private sale of debt and equity securities of the Company. The Company raised a total of approximately $30,713,000, $53,535,000 and $31,198,000 in such financings during the years ended December 31, 1995, 1996 and 1997, respectively. The Company believes that it will require additional financing during the next twelve-month period to continue to fund operations and growth. The Company may raise additional funds through private sales of the Company's debt or equity securities and sales of its investment in Nexar Technologies, Inc. ("Nexar") (see below). Sales of securities to private investors are generally sold at a discount to the public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register these securities for resale to the public at some future time.

(2)      DISCONTINUED OPERATIONS

         During the fourth quarter of 1997, the Company's Board of Directors approved a plan to dispose of the electronics business segment. The electronics segment consists of the manufacture and sale of personal computers, high-density flexible electronics circuitry and memory modules.

         Included in the electronics business segment is Nexar. Nexar is an early-stage company that manufactures, markets and sells personal computers with a unique circuit board that enables end users to upgrade and replace the microprocessor, memory and hard drive components. On April 14, 1997, Nexar completed an initial public offering of 2,500,000 shares at $9.00 per share, for net proceeds of approximately $19,593,000. The Company recorded an increase in stockholders' equity of $7,409,866, in accordance with Staff Accounting Bulletin ("SAB") No. 51 as a result of Nexar's initial public offering. The Company's accounting policy for gains arising under SAB No. 51 is to recognize these gains in its statement of operations to the extent that such gains are realizable at the date of each transaction.

        As of the effective date of Nexar's initial public offering, the Company beneficially owned 6,100,000 shares of Nexar's common stock and 45,684 shares of Nexar's convertible preferred stock. In April 1997, the Company purchased 300,000 shares of Nexar's newly issued publicly registered common stock for approximately $2,777,000 from Nexar's underwriter in a private placement transaction. The convertible preferred stock is convertible into 406,080 shares of Nexar's common stock. Pursuant to an agreement between the Company and Nexar, 1,200,000 common shares (the Contingent Shares) of the total 6,506,080 common and common equivalent shares of Nexar owned by the Company were placed in escrow and are subject to a mandatory repurchase, in whole or part, by Nexar at $0.01 per share (or $12,000) after the 48 month anniversary of the initial public offering of Nexar's common stock unless these shares are released from escrow. The Contingent Shares are subject to release to the Company in installments of 400,000 shares each upon the achievement of any three of the four milestones as specified in the agreement between the Company and Nexar. The

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

milestones are based on Nexar achieving certain revenue and net income levels as defined in the agreement. On December 10, 1997, the Company sold these contingent shares for $5,000 to an investor. However, if the investor sells the escrow shares for a price in excess of $240,000, the excess will be paid to Palomar.

         During the fourth quarter of 1997, the Company reduced its ownership in Nexar through the sale of common stock to private investors. At December 31, 1997, the Company beneficially owned 3,746,343 shares of Nexar's common stock, representing approximately a 36% ownership. Subsequent to year-end, the Company further reduced its ownership through the sale of 500,000 shares to a private investor for $2,000,000; 400,000 of these shares will be held by a custodian and released for sale by the investor over the next two years. The Company has guaranteed the investor a minimum selling price of $5.00 a share. The Company has deferred the gain on the sale of Nexar stock to the investor and will recognize gains related to these shares as the investor sells them. The Company plans to liquidate its remaining position in Nexar within the next year. The Company has accounted for its investment in Nexar as a Discontinued Operation using the equity method. During the years ended December 31, 1996 and 1997, the Company has recognized gains on the disposition of Nexar of $3,830,000 and $6,221,689, respectively. These amounts are included in "Gain on Dispositions" in the Consolidated Statements of Operations.

         The other entities included in the electronics business segment are Dynaco Corp. ("Dynaco") and Dynaco's wholly owned subsidiaries Comtel Electronics, Inc. ("Comtel") and Dynamem, Inc. ("Dynamem"). On December 9, 1997, the Company entered into a two-phase stock purchase agreement with Biometric Technologies Corporation ("BTC"). BTC was formed jointly by Dynaco's President and its Chairman of the Board. The first phase was consummated on December 9, 1997 and consisted of the sale of all of the issued and outstanding common stock of Comtel and Dynamem in exchange for $3,654,000 payable in two installments. The first installment is an $850,000 promissory note due February 15, 1998 bearing interest at a rate of prime plus two percent and secured by a Pledge and Security Agreement. The second installment is a $2.8 million promissory note due in forty-eight monthly installments, beginning February 1, 1999. The note bears interest at the prime rate. This promissory note was fully reserved by the Company during 1997, as its ultimate collectability is uncertain.

         As part of phase I, the Company entered into a Loan and Subscription Agreement with a creditor of Comtel for $3,233,000. This promissory note represents the settlement of amounts owed the creditor by Comtel and guaranteed by Palomar. Principal and interest payments will be made over twenty-four months and interest will accrue at the bank's prime rate plus 2.25%. This promissory note has been collateralized by 3,250,000 shares of the Company's common stock. The Company also guarantees $2,500,000 of Comtel's borrowings from this creditor until October 31, 1998. The stockholders of BTC have personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1,500,000 in the event that the Company is obligated to honor this guarantee. The Company also restructured all assets and investments related to a significant customer of Comtel into a $4,000,000 note receivable. This receivable was fully reserved by the Company during 1997, as its ultimate collectability is uncertain.

         In phase II, which shall occur upon the earlier of BTC's initial public offering of stock or June 30, 1998, BTC will purchase all of the issued and outstanding stock of Dynaco. The phase II purchase price is $5,346,000, of which $2,673,000 will be paid in cash and $2,673,000 will be paid in BTC common stock of equal value. Alternatively, the Company may elect to have the entire phase II purchase paid in cash at a value of $3,500,000. If phase II is not completed by June 30, 1998, the Company will exercise alternative options for disposing of and /or liquidating Dynaco. BTC also has the option to sell Dynaco to a third party in which case any proceeds greater than $3,500,000 will be split evenly between BTC and Palomar. The Company recognized a loss of approximately $4,148,000 related to the phase I and phase II dispositions. The Company has estimated Dynaco's 1998 operating loss through June 30, 1998 to be approximately $850,000. These charges have been netted in "Gain on Disposition" in the accompanying Consolidated Statement of Operations. The Company guarantees $3,000,000 of amounts borrowed by Dynaco to a creditor. This guarantee expires in May 1999.

         Pursuant to Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

dispositions of the aforementioned subsidiaries that comprise the electronics segment. Accordingly, the assets and liabilities, revenues and expenses, and cash flows of the electronics segment have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net assets of these entities have been reported as "Net Assets of Discontinued Operations" in the accompanying Consolidated Balance Sheets; the net operating losses of these entities have been reported as "Net Loss from Discontinued Operations" in the accompanying Consolidated Statements of Operations; the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations" in the accompanying Consolidated Statements of Cash Flows.

         Summarized financial information for the discontinued operations were as follows:


                                                                   December 31,
                                                             1996                1997
                                                         --------------      --------------
        Current Assets                                     $36,153,021          $5,683,694
        Total Assets                                        46,195,699          11,506,145

        Current Liabilities                                 21,524,767           5,375,353
        Total Liabilities                                   23,224,319           5,680,543

                                                         --------------      --------------
        Net Assets of Discontinued Operations              $22,971,380          $5,825,602
                                                         ==============      ==============


                                                                    Year Ended December 31,
                                                            1995            1996              1997
                                                       --------------- ----------------  ----------------
             Revenues                                     $16,296,224      $52,491,572       $57,663,080

             Net Loss from Discontinued Operations        ($4,231,326)    ($17,065,534)     ($27,434,812)

         The following is the summarized financial information for Nexar:

                                                                  December 31,
                                                        1996                        1997
                                              -------------------------    ------------------------

               Current Assets                              $16,966,851                 $17,810,564
               Non-Current Assets                            2,622,270                   2,098,495
               Current Liabilities                           6,542,296                   7,886,594
               Non-Current Liabilities                      22,817,998                     883,613


                                                            Period Ended December 31,
                                                1995                  1996                   1997
                                          -----------------      ----------------      -----------------

               Net Revenues                       $619,629           $18,695,364            $33,608,063
               Gross Profit                         45,018             2,302,881                740,151
               Net Loss                         (2,261,434)           (7,510,139)           (13,346,380)

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accompanying   consolidated   financial   statements  reflect  the
application of certain accounting policies described below and elsewhere in the Notes to Consolidated Financial Statements.

(a)      PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and all wholly owned and majority-owned subsidiaries. Nexar, a discontinued entity, has been accounted for in consolidation under the equity method in accordance with APB No. 30 as described in Note 2. All other investments are accounted for using the cost method as the Company owns less than 20% of the common stock outstanding for these investments. All intercompany transactions have been eliminated in consolidation.

(b)      MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As of December 31, 1997, the Company has investments in marketable securities totaling approximately $5,054,000, including amounts totaling $3,604,880 in net assets of discontinued operations. Included in the amount of $3,604,880 is the Company's financial reporting basis for 3,746,343 shares of Nexar common stock that the Company beneficially owns. The amount that the Company may ultimately realize from these investments could differ materially from the value of these investments recorded in the accompanying consolidated financial statements as of December 31, 1997.

(c)       INVESTMENTS

         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1996 and 1997. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are reported at fair market value and classified as available-for-sale securities. Unrealized gains and losses related to available-for-sale securities are included as a separate component of stockholders' equity. Securities that are bought and held principally for the purpose of selling them in the near term are reported at fair market value and classified as trading securities. Realized and unrealized gains and losses related to trading securities are included in the Consolidated Statements of Operations. The Company's investment portfolios at December 31, 1996 and 1997 consist of the following:

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



                                                                           December 31, 1996
                                                          --------------------------------------------------------

                                                                           Gross         Gross
                                                           Amortized    Unrealized     Unrealized        Fair
                                                             Cost          Gains         Losses         Value
                                                          ------------  ------------  -------------  -------------
     Trading Securities:
            Equity investments in  publicly
            traded companies                               $1,695,618    $1,537,614      $339,440       $2,893,792

              Available-for-Sale (long-term):
            Equity investments in  publicly
            traded companies                                1,000,000           ---       342,500          657,500

                                                          ------------  ------------  -------------  -------------
                                                           $2,695,618    $1,537,614      $681,940       $3,551,292
                                                          ============  ============  =============  =============




                                                                           December 31, 1997
                                                          --------------------------------------------------------

     Trading Securities:
            Equity investments in  publicly
            traded companies                               $1,050,649      $479,177       $80,500       $1,449,326
                                                          ============  ============  =============  =============

(d)       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead. At December 31, 1996 and 1997, inventories consist of the following:


                                                        December 31,
                                                  1996                 1997
                                            ----------------    ----------------
         Raw materials                            $4,076,381          $2,928,350
         Work-in-process and finished goods        1,129,573           1,783,124
                                            ----------------    ----------------
                                                  $5,205,954          $4,711,474
                                            ================    ================

(e)      DEPRECIATION AND AMORTIZATION

         The Company provides for depreciation and amortization on property and equipment using the straight-line method by charging to operations amounts that allocate the cost of assets over their estimated useful lives as follows:

                                                              Estimated
                   Asset Classification                      Useful Life
            ------------------------------------        ----------------------
            Machinery and equipment                           5-8 Years
            Furniture and fixtures                             5 Years
            Leasehold improvements                          Term of Lease

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

At December 31, 1996 and 1997, property and equipment consist of the following:


                                                                                 December 31,
                                                                           1996                1997
                                                                    ----------------   -----------------
                            Machinery and equipment                      $3,177,828          $6,328,442
                            Furniture and fixtures                        1,047,942           1,018,931
                            Leasehold improvements                          407,334             480,453
                                                                    ----------------   -----------------
                                                                          4,633,104           7,827,826
                            Less:  Accumulated depreciation
                                       and amortization                     805,114           1,372,240
                                                                    ----------------   -----------------
                                                                         $3,827,990          $6,455,586
                                                                    ================   =================

         Included in machinery and equipment as of December 31, 1996 and 1997 is approximately $884,000 and $3,470,000, respectively, of equipment manufactured by the Company and used in its service business.

(f)      COST IN EXCESS OF NET ASSETS ACQUIRED

         The costs in excess of net assets for acquired businesses are being amortized on a straight-line basis over 5 to 7 years. Amortization expense for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $189,000, $536,000 and $554,000, respectively, and is included in general and administrative expenses in the Consolidated Statements of Operations.

         The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including cost in excess of net assets acquired, based on the estimated future cash flows to be generated by such assets (see Note 4). The Company has assessed the realizability of its long-lived assets as of December 31, 1997 and believes them to be realizable.

(g)       DEFERRED FINANCING COSTS

         During the years ended December 31, 1996 and 1997, the Company incurred financing costs related to several issuances of convertible debentures. Deferred financing costs are amortized by a charge to interest expense over the period that the debt is outstanding (see Note 6).

(h)      REVENUE RECOGNITION

         The Company recognizes product revenue upon shipment. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from services, which have not been significant to date, are recognized as the services are provided. International sales for the years ended December 31, 1995, 1996 and 1997 were approximately 44%, 22% and 24%, respectively, of total revenue.

(i)      SIGNIFICANT CUSTOMERS

         For the year ended December 31, 1997, one customer accounted for 11% of revenues and 51% of accounts receivable. This customer is the Company's worldwide distributor of laser systems (see Note 12(e)).

(j)      RESEARCH AND DEVELOPMENT EXPENSES

         The Company charges research and development expenses to operations as incurred.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(k)       NET LOSS PER COMMON SHARE

         In March 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. Basic net loss per share was determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted net loss per share is the same as basic earnings per share because the Company's potentially dilutive securities, primarily stock options, warrants, redeemable preferred stock and convertible debentures are antidilutive. The calculation of the Company's net loss per common share from continuing operations for the years ended December 31, 1995, 1996 and 1997 are as follows:


                                                                        December 31,
                                                        1995                1996               1997
                                                   ---------------     ---------------    ----------------
   Net loss from continuing operations               $(8,389,442)       $(20,798,258)       $(58,369,079)
   Preferred stock dividends                            (124,610)         (1,242,751)         (1,584,406)
   Amortization of value ascribed to preferred
   stock conversion discount                                 ---                 ---          (2,823,529)
                                                   ---------------     ---------------    ----------------
   Adjusted net loss from continuing  operations     $(8,514,052)       $(22,041,009)       $(62,777,014)
                                                   ===============     ===============    ================

   Basic net loss per common share from
   continuing operations                                  $(0.60)             $(0.84)             $(1.79)
                                                   ===============     ===============    ================

   Weighted average number of
         common shares outstanding                    14,164,901          26,166,538          35,105,272
                                                   ===============     ===============    ================


         Net loss from discontinued operations per common share is computed by dividing the net loss from discontinued operations by the weighted average number of common shares outstanding for the period.

         In 1995, 1996 and 1997, 11,275,200,  17,636,423 and 29,271,031 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding as they were antidilutive.

(l)      CONCENTRATION OF CREDIT RISK

         SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the company to credit risk consist primarily of cash and trade accounts receivable. The Company places its cash in highly rated financial institutions. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. To reduce its accounts receivable risk, the Company relies on its worldwide distributor to assess the financial strength of its end customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses. The Company's accounts receivable credit risk is not concentrated within any one geographic area.

(m)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 1996 and 1997, financial instruments consisted of principally convertible debentures and preferred stock financings. The fair value of financial instruments pursuant to SFAS No. 107

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

approximated their carrying values at December 31, 1996 and 1997. Fair values have been determined through information obtained from market sources and management estimates.

(n)      RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  to  the  1995  and  1996
consolidated   financial   statements   to  conform  with  the  current   year's
presentation.

(o)      RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 129, 130 and 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

(4)      ASSET WRITE-OFF AND RESTRUCTURING

         In accordance with SFAS No. 121, the Company determined during the third quarter of 1997 that certain investments' carrying values for both its continuing and discontinued operations will not be realizable due to the Company's change in strategy. The Company has fully reserved for all such investments from continuing operations resulting in a charge of approximately $10,283,000.

         In the third quarter of 1997, the Company recognized a restructuring charge of $2,700,000 based on the decision to discontinue certain medical product and service business units and consolidate others. The majority of these amounts relate to severance benefits. All expenses accounted for as restructuring charges were in accordance with the criteria set forth in Emerging Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and are exclusive of the charges related to discontinued operations, as disclosed in Note 2. During the three months ended December 31, 1997, the Company paid out approximately $718,000 of severance resulting in a restructuring liability balance of approximately $1,982,000 at December 31, 1997. This restructuring liability will be paid in 1998. As part of this restructuring, the Company disposed of the following medical businesses:

(a)      TISSUE TECHNOLOGIES, INC.

         On December 16, 1997, the Company sold assets and certain liabilities of Tissue Technologies, Inc. ("Tissue Technologies"), a manufacturer of a dermatological laser product for the treatment of wrinkles to a newly formed medical laser manufacturer. This medical laser manufacturer was formed by former executives of Tissue Technologies Inc. In exchange, the Company received a $500,000 note receivable due in monthly installments over the next year, royalties ranging from 2% to 5% on product revenue over the next ten years, a 15% equity position in the newly formed company and a warrant to purchase 10% of the common stock of the newly formed company at $.50 per share. This transaction did not have a material effect on the Company's operations for the year ended December 31, 1997.

(b)      DERMASCAN, INC.

         Subsequent to year end, the Company sold Dermascan, an electrology marketing subsidiary, back to a Dermascan shareholder for $167,000. This amount was offset against amounts owed to the Dermascan shareholder under an agreement terminated in connection with the Company's sale of Dermascan. This transaction did not have a material effect on the Company's operations for the year ended December 31, 1997.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(c)      PALOMAR TECHNOLOGIES, LTD.

         On January 1, 1998 the Company sold substantially all of the business assets and liabilities of Palomar Technologies, Ltd., a foreign manufacturer, to a publicly traded company. The Company received cash of approximately $200,000 and was relieved of obligations related to the building lease and all employment agreements. This transaction did not have a material effect on the Company's operations for the year ended December 31, 1997.

(5)      INCOME TAXES

         The Company provides for income taxes under the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At December 31, 1997, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, a federal net operating loss carryforward of approximately $85,000,000 to be used to offset future taxable income, if any. This net operating loss carryforward will begin to expire in 2003. The Internal Revenue Code contains provisions that limit the net operating loss carryforwards due to changes in ownership, as defined by the Internal Revenue Code. The Company believes that its net operating loss carryforwards will be limited due to its reorganization in 1991 and subsequent stock offerings. The Company has not recorded a deferred tax asset for the net operating losses, due to uncertainty relating to the Company's ability to utilize such carryovers.

(6)      LONG-TERM DEBT

         At December 31, 1996 and 1997, long-term debt consisted of the following:


                                                            December 31,
                                                       1996             1997
                                                --------------   ---------------
Dollar denominated convertible debentures           $7,288,063      $10,683,440
Swiss franc denominated convertible debentures       7,222,846               --
Note payable in connection with guarantee on
    behalf of discontinued subsidiary (See Note 2)          --        3,233,000
Other notes payable                                    651,608          169,588
                                                --------------   ---------------
                                                    15,162,517       14,086,028
Less - current maturities                             (497,377)      (1,640,465)
                                                --------------   ---------------
                                                   $14,665,140      $12,445,563
                                                ==============   ===============

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(a)       CONVERTIBLE DEBENTURES

         The following table summarizes the issuance and conversion of the convertible debentures for the years ended December 31, 1996 and 1997.

                                                                                                             Common
                                                                                                             Shares
                                                                                   Outstanding at            Issued
                                                             Face                   December 31,              Upon
                                                                            -----------------------------
   Series                                                    Value              1996            1997       Conversion
   ----------------------------------------------------  --------------     --------------  ------------- -------------
   3% Series due September 30, 1996                       $    750,000      $          --      $      --        370,189
   6% Series due November 21, 1997                           2,000,000                 --             --      1,172,132
   7% Series due March 31, 2000                              1,100,000                 --             --             --
   7% Series due July 1, 2000                                1,200,000                 --             --        401,549
   8% Series due October 26, 1997                            1,000,000                 --             --         34,615
   4.5% Series due October 21, 1999, 2000, 2001              5,000,000          3,761,038        100,000      1,381,264
   5% Series due December 31, 2001                           5,000,000          3,527,025        923,439      2,074,992
   5% Series due January 13, 2002                            1,000,000                 --      1,000,000             --
   5% Series due March 10, 2002                              5,500,000                 --      1,160,001      3,094,677
   6% Series due March 13, 2002                                500,000                 --        500,000             --
   6%, 7% and 8% Series due September 30, 2002               7,000,000                 --      7,000,000             --
   4.5% Series denominated in Swiss francs
        due July 3, 2003                                     7,669,442          7,222,846             --        914,028
                                                         --------------     --------------  ------------- -------------

                                                           $37,719,442        $14,510,909    $10,683,440     9,443,446
                                                         ==============     ==============  ============= =============

         On January 13, 1997, the Company issued $1,000,000 of 5% convertible debentures due January 13, 2002. The convertible debentures have a conversion price equal to 85% of the average closing bid price of the Company's common stock price as defined, provided that in any thirty-day period, the holder of these debentures may convert no more than 33% (or 34% in the last thirty-day period available for conversion) of the debentures. The Company has ascribed a value of $176,471 for the discount conversion feature.

         On March 10, 1997, the Company issued $5,500,000 of 5% convertible debentures due March 10, 2002. The convertible debentures have a conversion price of 100% of the Company's average stock price, as defined, within the first 90 days and 90% of the average stock price, as defined, thereafter. The Company has ascribed a value of $611,111 for the 10% conversion discount.

         It is the Company's policy to discount convertible debentures based on the discount conversion price and amortize the discount to operations over the expected life of the convertible debentures, which in most cases is less than the term of the debentures. Accordingly, the Company has credited the ascribed value for the discount features described above to additional paid-in capital.

         On March 13, 1997, the Company issued $500,000 of 6% convertible debentures due March 13, 2002. The convertible debentures have a conversion price of $11.00. In addition, after 90 days, the debentureholder may convert no more than one-third of the debenture in any thirty-day period. The Company has accounted for these debentures at face value.

         On September 30, 1997, the Company issued $7,000,000 of convertible debentures due September 30, 2002. The debentures bear interest at a rate of 6% for the first 179 days, 7% for days 180-269 and 8% thereafter. The debentureholders were also issued 413,109 shares of common stock related to this financing. The fair market value of the

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

common stock was $1,050,000 and this amount is being treated as debt discount and amortized to interest expense. The convertible debentures have a conversion price of 100% of the Company's average stock price as defined. In addition, the debentureholder may convert no more than 33% in any thirty-day period (or 34% of the debentures in the last thirty day period). The Company also has redemption rights related to this financing. (See Note 13.) The Company incurred deferred financing costs of $350,000 relating to the issuance of these debentures.

         On July 3, 1996, the Company raised approximately $7,669,000 through the issuance of 9,675 units in a convertible debenture financing. These units are traded on the Luxembourg Stock Exchange. Each unit consists of a convertible debenture denominated in 1,000 Swiss francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share and is due July 3, 2003. The warrants are non-detachable and may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures accrues at a rate of 4.5% per annum and is payable quarterly in Swiss francs. The convertible debentures are convertible by the holder or the Company commencing October 1, 1996 at a conversion price equal to from 100% to 77.5% of the applicable conversion price, calculated as defined. The Company ascribed a value of $1,917,360 to the discount conversion feature of the convertible debenture. This amount was being amortized to interest expense over the life of the Swiss franc convertible debenture. During 1997, the Company redeemed 300 units of this convertible debenture financing for $195,044.

         On October 16, 1997, the Company brought a declaratory judgment action in the United States District Court against certain of the Swiss franc debentureholders. Prior to this suit, those debentureholders had alleged that the Company was in breach of certain protective covenants and on October 22, 1997, they brought suit based on these claims. On November 13, 1997, the Company exercised its right to convert 9,375 units into 914,028 shares of common stock and cash of approximately $36,000. The unamortized discount totaling approximately $1,784,000 was amortized to interest expense upon conversion. The Company has accounted for these debentures as converted in the accompanying financial statements. The ongoing litigation will be accounted for under SFAS No. 5, Accounting for Contingencies (see Note 12(d)).

         The Company incurred deferred financing costs of approximately $2,038,000 and $769,000 relating to the issuance of convertible debentures during the years ended December 31, 1996 and 1997, respectively. These costs have been reflected as deferred financing costs in the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the related convertible debentures. During the years ended December 31, 1995, 1996 and 1997, the Company amortized approximately $71,000, $78,000 and $276,000 to interest expense, respectively. Any remaining unamortized deferred financing costs are recorded to additional paid-in capital upon conversion. During the years ended December 31, 1996 and 1997, the Company amortized approximately $41,000 and $1,820,000, respectively, of unamortized deferred financing costs to additional paid-in-capital.

         During the years ended December 31, 1995, 1996 and 1997, the Company recorded approximately $168,000, $77,000 and $5,444,000, respectively, of interest expense related to the amortization of the discount of convertible debentures.

(b)       FUTURE MATURITIES OF LONG-TERM DEBT

         Future maturities of notes payable, capital lease obligations and convertible debentures reflected at face value as of December 31, 1997 are as follows:

                   1998                     $ 1,640,465
                   1999                       1,699,740
                   2000                          65,237
                   2001                       1,988,679
                   2002                       8,691,907
                                            =============
                                             $14,086,028
                                            =============

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(7)      STOCKHOLDERS' EQUITY

(a)      COMMON STOCK

         On February 28, 1997, the Company entered into an Asset Purchase and Settlement Agreement with a former officer of Nexar. Under the terms of this agreement, Palomar paid approximately $1,601,000 in cash and issued 255,320 shares of its common stock in exchange for rights to technology. The total value of this purchased technology of $2,750,000 was transferred to Nexar, a discontinued entity, in accordance with the Asset Purchase and Settlement Agreement between the Company and Nexar.

         During the year ended December 31, 1997, the Company issued 20,000 shares of common stock in connection with advisory services.

         On December 31, 1997, in connection with the discontinuation of Dynaco's operations, the Company entered a Security Agreement-Stock Pledge with a bank. Pursuant to this agreement, the Company pledged 3,250,000 shares of its common stock to the bank as security for a guaranty by the Company (Note 2). These shares are held in escrow, are not entitled to vote and are not considered outstanding as of December 31, 1997.

(b)      PREFERRED STOCK

         The Company is authorized to issue up to 5 million shares of preferred stock, $.01 par value. As of December 31, 1996 and 1997, preferred stock authorized, issued and outstanding consists of the following:


                                                                                                  1996             1997
                                                                                                  ----             ----

       Redeemable  convertible  preferred  stock,  Series  E, $.01 par value per share Authorized - 10,000 shares
         Issued and outstanding - 2,151 shares in 1996, liquidation preference of $2,235,615      $ 22            $  --
       Redeemable convertible preferred stock, Series F, $.01 par value per share
         Authorized - 6,000 shares
         Issued and outstanding - 6,000 shares in 1997, liquidation preference of $6,748,500
                                 at December 31, 1997                                               60               60
       Redeemable  convertible  preferred  stock,  Series  G, $.01 par value per share  Authorized - 10,000 shares Issued and outstanding - 2,684 shares in 1997, liquidation preference of $2,934,742
                                 at December 31, 1997                                              100               27
       Redeemable  convertible  preferred  stock,  Series  H, $.01 par value per share  Authorized - 16,000 shares Issued and outstanding - 7,690 shares in 1997, liquidation preference of $8,031,232
                                 at December 31, 1997                                               --               77

                                                                                                   ----            ----
           Total preferred stock                                                                   $182            $164
                                                                                                   ====            ====


         The Series F redeemable convertible preferred stock ("Series F Preferred"), together with any accrued but unpaid dividends, may be converted into common stock at 80% of the average closing bid price for the ten trading days preceding the conversion date, but in no event less than $3.00 or more than $16.00. This conversion floor was decreased by the two parties from an original price of $7.00. The Series F Preferred may be redeemed at the Company's option as defined, with no less than 10 days' and no more than 30 days' notice or when the stock price exceeds $16.80 per share for sixty consecutive trading days, at an amount equal to the amount of liquidation preference determined as of the applicable

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

redemption date. Dividends are payable quarterly at 8% per annum in arrears on March 31, June 30, September 30 and December 31. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 10% per annum until paid.

         The Series G redeemable convertible preferred stock ("Series G Preferred"), together with any accrued but unpaid dividends, may be converted into common stock at 85% of the average closing bid price for the five trading days preceding the conversion date, but in no event less than $.01. On December 31, 1997, the Company and the holder of the remaining 2,684 shares of Series G Preferred entered into an Exchange Agreement. The conversion floor was decreased by the two parties from an original floor of $6.00. In addition, beginning on March 1, 1998, for any thirty-day period, the holder may exchange a limited amount of the Series G Preferred ("exchangeability amount") and any accrued but unpaid dividends for common stock at 85% of the average closing bid price for the five trading days preceding the conversion date ("exchange date"). The exchangeability amount increases as the exchange rate increases. The exchangeability amount ranges from 268 shares of preferred stock for an exchange rate below $2.00 to 1,072 shares of preferred stock for an exchange rate in excess of $4.00. The Series G Preferred may be redeemed at the Company's option at any time, with no less than 15 days' and no more than 20 days' notice, at an amount equal to the sum of (a) the amount of liquidation preference determined as of the applicable redemption date plus (b) $176.50. Dividends are payable quarterly at 7% per annum in arrears on January 1, April 1, July 1 and October
1. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 12% per annum until paid.

         The conversion price for the Series F and G Preferred is adjustable for certain dilutive events, as defined. The Series F and G Preferred have a liquidation preference equal to $1,000 per share of redeemable convertible preferred stock, plus accrued but unpaid dividends and accrued but unpaid interest. The Series F and G Preferred stockholders do not have any voting rights except on matters affecting the Series F and G Preferred.

         During the first and second quarters of 1997, the Company issued 16,000 shares of Series H redeemable convertible preferred stock ("Series H Preferred") for $16,000,000 with attendant financing costs of $1,000,000. The Series H Preferred accrues dividends at rates varying from 6% to 8% per annum, as defined. The Series H Preferred, including any accrued but unpaid dividends, may be converted into common stock at 100% of the average stock price, as defined, for the first 179 days from the closing date, 90% of the average stock price, as defined, for the following 90 days and 85% of the average stock price, as defined, thereafter. The conversion price is adjustable for certain dilutive events, as defined. The holders are restricted for the first 209 days following the closing date to converting no more than 33% of the Series H Preferred in any thirty-day period (or 34% in the last thirty-day period). Under certain conditions, the Company has the right to redeem the Series H Preferred. The Company has ascribed a value of $2,823,529 to the discount conversion feature of the Series H Preferred, which is being amortized as an adjustment to earnings available to common shareholders over the most favorable conversion period attainable to the holders (270 days from the date of issuance).

         During the year ended December 31, 1997, the following shares of preferred stock, accrued premium, dividends, interest and other related costs were converted into shares of common stock as follows:


               Number of                               Additional Dollar Amount
 Preferred     Preferred       Dollar Amount of      Converted, Including Accrued                           Number of Common
   Stock         Shares        Preferred Stock       Premium, Dividends, Interest        Total Dollar       Shares Converted
  Series       Converted          Converted            and Other Related Costs         Amount Converted           Into
------------ --------------- --------------------- --------------------------------- --------------------- -------------------

     E            2,128            $2,128,000                   $126,366                   $2,254,366            332,859
     G            7,316             7,316,000                    438,234                    7,754,234            602,824
     H            8,310             8,310,000                    228,411                    8,538,411          5,204,158
             --------------- --------------------- --------------------------------- --------------------- -------------------

                 17,754           $17,754,000                   $793,011                  $18,547,011          6,139,841

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         In addition to the 602,824 shares of common stock issued related to the Series G Preferred conversion, the Company issued to the Series G Preferred stockholder $47,731 in cash dividends and 956,388 shares of Nexar common stock valued at $4,671,597.

(c)      STOCK OPTION PLANS AND WARRANTS

         (i)      STOCK OPTIONS

         The Company has several Stock Option Plans (the "Plans") that provide for the issuance of a maximum of 4,350,000 shares of common stock, which may be issued as incentive stock options ("ISOs") or nonqualified options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, at the request of the optionee, may, at its discretion, convert the optionee's ISOs into nonqualified options at any time prior to the expiration of such ISOs.

         During the year ended December 31, 1997, the Company granted options to certain Tissue Technologies employees to purchase an aggregate of 60,845 shares of common stock at an exercise price of $.01 per share in settlement of a stock option dispute. The employees simultaneously exercised these options. The fair market value of the common stock issued totals approximately $152,000, which has been reflected as a charge in the accompanying Consolidated Statements of Operations.

         The Company's Star subsidiary, manufacturer of the Company's diode laser, also has established a stock option plan that provides for the issuance of both nonqualified options and ISOs. In the year ended December 31, 1996, Star granted a total of 140,000 options to purchase Star's common stock to officers and employees at exercise prices ranging from $2.50 to $9.50 per share. In the year ended December 31, 1996, an individual exercised 20,000 shares at $2.50 per share; in addition, 12,000 shares at $6.00 per share were canceled. In the year ended December 31, 1997, Star granted a total of 50,500 options to purchase its common stock to employees at an exercise price of $19.00 per share. During the year ended December 31, 1997, no options were exercised or canceled. As of December 31, 1997, options to purchase 255,500 shares of Star common stock at prices ranging from $2.50 to $19.00 per share are outstanding.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         The following table summarizes all stock option activity of the Company for the years ended December 31, 1995, 1996 and 1997:

                                                                 Number of          Exercise              Weighted Average
                                                                   Shares             Price             Exercise Price
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1994                                     1,047,500         $1.00-$3.50             $2.25
            Granted                                                  820,235           0.40-3.00              1.75
            Exercised                                               (285,000)          1.00-3.50              1.76
            Canceled                                                 (75,000)               2.375             2.375
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1995                                     1,507,735         $0.40-$3.50             $2.06
            Granted                                                1,520,000          6.00-10.50              7.08
            Exercised                                               (366,735)          0.40-3.50              1.28
            Canceled                                                  (5,000)               3.00              3.00
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1996                                     2,656,000        $2.00-$10.50             $5.03
            Granted                                                1,747,345           0.01-6.50              2.53
            Exercised                                               (214,845)          0.01-3.00              1.62
            Canceled                                              (1,206,100)        2.375-10.50              6.23
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1997                                     2,982,400         $1.50-$8.00             $3.33
                                                                =============    ================    ======================
Exercisable, December 31, 1997                                     1,657,565         $2.00-$8.00             $3.48
                                                                =============    ================    ======================
Available for future issuances under the Plans
            as of December 31, 1997                                  725,255
                                                                =============

         The range of exercise prices for options outstanding and options exercisable at December 31, 1997 is as follows:

                                Options Outstanding                                              Options Exercisable
------------------------------------------------------------------------------------    --------------------------------------

                                        Weighted Average
     Range of            Options            Remaining           Weighted Average           Options        Weighted Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable       Exercise Price
-------------------- ---------------- ---------------------- -----------------------    -------------- -----------------------
   $1.50 - $2.50           2,415,900       3.39 years                $2.36                  1,257,733          $2.30
   $3.00 - $3.50              66,500       1.65 years                 3.23                     66,500           3.23
       $8.00                 500,000       3.65 years                 8.00                    333,332           8.00
-------------------- ---------------- ---------------------- -----------------------    -------------- -----------------------
                           2,982,400       3.40 years                $3.33                  1,657,565          $3.48
                     ================ ====================== =======================    ============== =======================

         The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 which requires disclosure of the pro forma effects on earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

         The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company in the years ended December 31, 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The pro forma disclosure for the Company's results of operations related to stock option plans at its Star subsidiary were immaterial for the years ended December 31, 1996 and 1997.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the years ended December 31, 1995, 1996 and 1997 for the Company are as follows:

                                                                             December 31,
                                                            1995                1996                   1997
                                                    -------------------   -----------------     -------------------

Risk-free interest rate                                    6.08%               6.37%                  6.09%
Expected dividend yield                                      -                   -                      -
Expected lives                                           3.2 years           4.4 years              3.69 years
Expected volatility                                         55%                 79%                    79%
Weighted-average grant date fair value of
     Options granted during the period                     $3.92               $4.57                  $2.06


         The weighted fair market value and weighted exercise price of options granted for the Company in the years ended December 31, 1995, 1996 and 1997 are as follows:


                                                                                December 31,
                                                              1995                 1996                 1997
                                                          --------------     -----------------    -----------------

Weighted average exercise price for options:
     Whose  exercise price exceeded fair market value at
      the date of grant                                       $3.00              $10.00               $2.53
     Whose  exercise  price  was  equal  to fair  market
      value at the date of grant                              $1.614              $6.875                  $-
Weighted Average Fair Market Value for options:
     Whose  exercise price exceeded fair market value at
      the date of grant                                       $2.125              $8.875               $1.87
     Whose  exercise  price  was  equal  to fair  market
      value at the date of grant                              $5.265              $6.875                  $-


         (ii)     WARRANTS

         The following table summarizes all warrant activity of the Company for the years ended December 31, 1995, 1996 and 1997:


                                                                                                 Weighted
                                                           Number of          Exercise            Average
                                                             Shares             Price         Exercise Price
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1994                                 4,554,862      $0.60-$15.00         $5.39
              Granted                                          4,835,155         0.01-7.50          2.36
              Exercised                                       (2,840,093)        0.60-5.00          3.86
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1995                                 6,549,924      $0.01-$15.00         $3.82
              Granted                                          6,527,576        4.88-16.50          8.16
              Exercised                                       (3,101,261)        0.01-7.69          2.66
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1996                                 9,976,239      $0.60-$16.50         $7.02
              Granted                                          2,793,187        2.50-8.875          4.29
              Exercised                                         (584,879)        0.60-7.50          2.10
              Canceled                                        (2,186,517)       1.00-16.50          6.65
                                                         ----------------  ----------------  ------------------
Outstanding, December 31, 1997                                 9,998,030      $2.00-$15.00         $6.65
                                                         ================  ================  ==================
Exercisable, December 31, 1997                                 8,233,020      $2.00-$15.00         $7.01
                                                         ================  ================  ==================

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         The range of exercise prices for warrants outstanding and exercisable at December 31, 1997 is as follows:

                               Warrants Outstanding                                             Warrants Exercisable
------------------------------------------------------------------------------------    --------------------------------------

                                        Weighted Average
     Range of           Warrants            Remaining           Weighted Average          Warrants       Weighted Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable      Exercise Price
-------------------- ---------------- ---------------------- -----------------------    -------------- ----------------------

      $2.00 - $3.50        2,535,452       3.29 years                  $2.68                1,970,452          $2.52
      $4.00 - $5.25        1,802,420       2.85 years                   4.89                1,402,412           4.99
      $6.00 - $7.50        3,000,000       3.25 years                   6.83                2,399,999           7.03
     $7.69 - $15.00        2,660,158       3.25 years                   6.83                2,460,157           7.03
                     ---------------- ---------------------- -----------------------    -------------- ----------------------
                           9,998,030       3.19 years                  $6.65                8,233,020          $7.01
                     ================ ====================== =======================    ============== ======================

         The Company has computed the pro forma disclosures required under SFAS No. 123 for all warrants granted in the years ended December 31, 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

         The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the years ended December 31, 1995, 1996 and 1997 for the Company are as follows:

                                                                              December 31,
                                                           1995                  1996                  1997
                                                      ----------------     ------------------    ------------------
Risk-free interest rate                                    6.01%                  5.93%                6.13%
Expected dividend yield                                      -                     -                     -
Expected lives                                           4.8 years             5.9 years            4.44 years
Expected volatility                                         56%                    79%                   79%
Weighted-average grant date fair value of
     warrants granted during the period                    $1.81                 $5.39                 $2.17
Weighted-average exercise price of  warrants
     granted during the period                             $2.36                 $8.16                 $4.29


         The weighted average fair-value and weighted average exercise price of warrants granted by the Company for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                                   December 31,
                                                                   1995                1996                1997
                                                              ----------------    ---------------    -----------------

Weighted average exercise price for warrants:
     Whose  exercise  price  exceeded  fair market  value at
       date of grant                                               $2.72              $11.76              $4.30
     Whose  exercise  price was less than fair market  value
       at date of grant                                            $3.17               $7.07              $7.50
     Whose  exercise price was equal to fair market value at
       date of grant                                               $1.98               $6.67              $3.25
Weighted average fair market value for warrants:
     Whose  exercise  price  exceeded  fair market  value at
       date of grant                                               $2.18               $9.34              $2.09
     Whose  exercise  price was less than fair market  value
       at date of grant                                            $4.96               $8.82              $8.13
     Whose  exercise price was equal to fair market value at
       date of grant                                               $2.86               $6.67              $3.25

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         (iii)    PRO FORMA DISCLOSURE

         The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock would be as follows:

                                                                                      December 31,
                                                               1995                       1996                   1997
                                                        --------------------      ----------------------    ----------------

Pro forma net loss from continuing operations              $(18,499,644)              $(48,292,780)          $(62,020,782)
Pro forma basic and dilutive net loss per share from
    continuing operations                                     $(1.31)                    $(1.89)                $(1.89)

(d)      RESERVED SHARES

         At December 31, 1997, the Company has reserved shares of its common stock for the following:


             Warrants                                       9,998,030
             Stock option plans                             3,709,504
             Convertible debentures                         8,212,815
             Preferred stock                                8,077,786
             Employee Stock Purchase Plan                     984,623
             Employee 401(k) Plan                             166,674
                                                      ---------------
                                   Total                   31,149,432
                                                      ===============

         From January 1, 1998 through February 6, 1998, 5,473,265 shares of common stock were issued in connection with the items above.

 (e)      STOCK PURCHASE PROGRAM

         During the year ended December 31, 1997, the Company purchased 145,000 shares of its common stock at an aggregate cost of $427,102 as part of a treasury stock purchase program approved by its Board of Directors in May of 1997.

(f)      EMPLOYEE STOCK PURCHASE PLAN

         In June 1996, the Board of Directors established the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, all employees, as defined, are eligible to purchase the Company's common stock at an exercise price equal to 85% of the fair market value of the common stock with a lookback provision of three months. The Purchase Plan provides for issuance of up to 1,000,000 shares under the Purchase Plan. During the year ended December 31, 1997, employees purchased 15,377 shares of the Company's common stock for approximately $40,000 pursuant to the Purchase Plan.

(8)      RESEARCH & PRODUCT DEVELOPMENT AGREEMENTS

         During 1995, the Company entered into a multiyear agreement with Massachusetts General Hospital ("MGH"), whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction invented by Dr. R. Rox Anderson, Wellman Laboratories of Photomedicine, MGH. MGH will provide the Company with data previously generated by Dr. Anderson and further clinical research on the ruby laser device at MGH and other sites and remit ownership of all case report forms and data resulting from the study.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         Effective February 14, 1997, the Company amended the 1995 agreement with MGH. The Company agreed to provide MGH with a grant of $203,757 to perform research and evaluation in the field of hair removal. The Company immediately paid $50,090 upon execution of this agreement, and the Company paid a license fee of $10,000 within thirty days of this amendment. As consideration for this amended license, the Company is obligated to pay to MGH royalties of up to 5% on net revenues as defined (See Note 12 (b)). In March 1997, the U.S. Patent Office issued a patent protecting the laser-based hair removal technology developed by Dr. Anderson at MGH, for which Palomar is the exclusive worldwide licensee.

(9)      ACCRUED LIABILITIES

         At December 31, 1996 and 1997, accrued liabilities consist of the following:

                                                              December 31,
                                                       1996                  1997
                                                 ----------------      ---------------
        Payroll and consulting costs                   $2,596,867           $1,535,013
        Royalties                                         843,345              853,808
        Settlement costs                                1,755,000            1,457,020
        Warranty                                        2,854,401            2,583,677
        Deferred revenue                                  256,912            3,154,395
        Restructuring                                          --            1,981,907
        Interest and preferred stock dividends            579,739            1,659,709
        Other                                           2,089,045            3,688,720
                                                 ----------------      ---------------
            Total                                     $10,975,309          $16,914,249
                                                 ================      ===============

(10)     RELATED PARTY TRANSACTIONS

         At December 31, 1996 and 1997, approximately $948,000 and $478,000 of loans receivable with interest at the rate of 7% per annum were outstanding from the former CEO and President, respectively. No amounts are currently outstanding under these loans. During the fourth quarter of 1997, the Company's former CEO paid back his outstanding loan balance, which totaled approximately $1,029,000 as of September 30, 1997. The former CEO made payments in both cash and marketable securities. In the first quarter of 1998, the Company's former President paid back his outstanding loan.

(11)     401(K) PROFIT SHARING PLAN

         The Company has a 401(k) profit sharing plan (the "Profit Sharing Plan") which covers substantially all employees who have attained the age of 18 and are employed at year-end. Employees may contribute up to 15% of their salary, as defined, subject to restrictions defined by the Internal Revenue Service. The Company is obligated to make a matching contribution, in the form of the Company's common stock, of 50% of all employee contributions effective January 1, 1995. The Company contributions vest over a three-year period.

         During 1997, the Company issued 87,441 shares of its common stock to the Profit Sharing Plan in satisfaction of its $318,154 employer match of the 1996 employee contributions. For the year ended December 31, 1997, the Company has accrued $250,000 for the 1997 match, which will be made in common stock in April 1998.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(12)     COMMITMENTS AND CONTINGENCIES

(a)      OPERATING LEASES

         The Company has entered into various operating leases for its corporate office, research facilities and manufacturing operations. These leases have monthly rents ranging from approximately $2,000 to $34,000, adjusted annually for certain other costs such as inflation, taxes and utilities, and expire through May 31, 2000. The Company guarantees certain subsidiaries' operating leases.

         Future minimum payments under the Company's operating leases at December 31, 1997 are approximately as follows:

         December 31,
             1998                             $683,000
             1999                              549,000
             2000                              246,000
                                          -------------
                                            $1,478,000
                                          =============

(b)      ROYALTIES

         The Company is required to pay a royalty of up to 5% of "net laser sales," as defined, under a royalty agreement with MGH (see Note 8). For the years ended December 31, 1995, 1996 and 1997, approximately $167,000, $175,000 and $854,000 of royalty expense, respectively, was incurred under this agreement. These amounts are included in cost of sales in the accompanying consolidated statement of operations.

         A former employee and previous owner of one of the Company's subsidiaries is paid a 1% commission on the net sales of certain ruby lasers and diode lasers, as defined. These commissions will be paid through March 31, 2000 and are to be no less than $450,000. In accordance with the settlement agreement with this individual, the Company paid advances on commissions totaling $450,000: $200,000 in 1997 and $250,000 in January 1998. (See Note 10.)

(c)      YEAR 2000 (UNAUDITED)

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. An internal study was completed to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

(d)      LITIGATION

         The Company was a defendant in a lawsuit filed on March 14, 1996 in the United States District Court for the Southern District of New York by Commonwealth Associates ("Commonwealth"). In its suit, Commonwealth alleged that the Company had breached a contract with Commonwealth in which Commonwealth was to provide certain investment banking services in return for certain compensation. In January 1997, Commonwealth's motion for summary judgment on its breach of contract claim was granted, and in April 1997 the District Court awarded Commonwealth $3,174,070 in damages. That judgment was appealed by Palomar and on August 18, 1997 the case was settled for $1.875 million. During the year ended December 31, 1997, the Company incurred $1.875 million in settlement costs related to the above matter and another $1.324 million related to several other claims and associated litigation costs.

         The Company is involved in litigation regarding an alleged infringement of a competitor's patent (the "Selvac Patent"). The Company believes that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac Patent. The court has granted Palomar's motion to amend its complaint previously filed to allege that

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

the Selvac Patent was obtained by inequitable conduct, and the Company has moved for summary judgment on the grounds that the Selvac Patent is invalid and was obtained by inequitable conduct. The Company believes that competitor's claims are wholly without merit. Nonetheless, an adverse result could have a material adverse effect on the Company.

         On October 16, 1997, the Company brought a declaratory judgment action in U.S. District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). Just prior to this suit, certain of the debenture holders (the "Asserting Holders") had alleged that the Company was in breach of certain protective covenants under the indenture, and on October 22, 1997 they sued the Company and all of its principal subsidiaries in the same court; the October 16 and October 22 cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22 case. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures (which amounts to approximately US$5,087,000 at current exchange rates). As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. The Company believes that it has not breached any of the protective covenants under this indenture and that its position in these matters is correct, and intends to contest the claims of the Asserting Holders vigorously. Nonetheless, an adverse result could have a material adverse effect on the Company.

         The Company is involved in other legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company's general counsel, presently believes that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

         The Company is also aware of a claim alleging that the Company had previously committed to make an additional capital contribution to Nexar. The Company believes that this claim is without merit.

(e)      DISTRIBUTION AGREEMENT

         On November 17, 1997, the Company entered into an exclusive distribution, sales and service agreement with an established, worldwide laser company ("the Distributor"). The Distributor has the exclusive right to sell the EpiLaser(R) and LightSheer(TM) laser systems and future generation products worldwide. The Company pays the Distributor a per unit commission, adjusted for certain events as defined. During the year ended 1997, the Company incurred approximately $800,000 of commission expense to this Distributor. Upon execution of this agreement, the Distributor made a lump sum payment of $3,500,000 and received a warrant to purchase one million shares of the Company's common stock at a share price of $5.25. The valuation of the warrant using the Black-Scholes option pricing model was approximately $380,000. The value was credited to additional paid-in-capital during the year ended December 31, 1997. The remaining amount of $3,120,000, included in deferred revenue, will be amortized to revenue over the three year life of the agreement.

         On January 20, 1998, the Distributor made a loan to the Company of approximately $2,211,000. This loan is collateralized by the Company's accounts receivable. Payments against this loan will be made as the Distributor collects receivables from the end user of the Company's products. Any unpaid principal will be paid on July 26, 1998 at an interest rate of 1.5% per month or the highest interest rate permitted by law.

(f)      EMPLOYMENT AGREEMENTS

         The Company and its subsidiaries have employment agreements with certain executive officers that provide for annual bonuses to the officers and expire on various dates through 2001. Each of these agreements provides for 12 months severance upon termination of employment.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(g)      CORPORATE GUARANTEES

         The Company has issued guarantees for payment of various vendor liabilities for several electronic subsidiaries that have been accounted for as discontinued operations (see Note 2). Outstanding guarantees totaled approximately $7,000,000 as of December 31, 1997.

(13)     SUBSEQUENT EVENTS

         In February 1998, the Company sold 7,200,000 shares of its common stock to a group of investors for $7,200,000. In addition, the Company also issued warrants to the investors to purchase 7,200,000 shares of common stock at an exercise price of $3.00 per share.

         Subsequent to year-end the Company redeemed 2,950 shares of Series H Preferred and paid related dividends and interest for a total of approximately $3,589,000. The Company also redeemed 6%, 7% and 8% convertible debentures with a face value of $2,000,000 and related interest for a total of approximately $2,197,000. On March 30, 1998, in resolution of a dispute regarding the redemption of certain Series H Preferred shares, the Company agreed with one of the Series H Preferred stockholders to issue 766,725 shares of common stock for $914,864 in lieu of redeeming 750 shares of Sheries H Preferred previously redeemed.

         In the first quarter of 1998, debentureholders converted debentures with a face value of $3,344,344 into 3,809,922 shares of convertible debentures. Also in the first quarter of 1998, preferred stockholders converted 268 shares of Series G Preferred and 3,840 shares of Series H Preferred into 287,908 and 4,103,650 shares of common stock, respectively.

         On March 27, 1998, the Company borrowed $2,000,000. This bridge loan is payable the earlier of May 26, 1998 or (i) one day following the sale of Dynaco
(ii) the sale of any other Palomar assets in a transaction outside the normal course of business or (iii) any financing where the use of proceeds to pay back debt is not prohibited. The Company issued 125,000 warrants to the lender to purchase 125,000 shares of common stock at an exercise price of $.01 per share in lieu of interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning directors required under this item is incorporated herein by reference from the material contained under the heading "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required under this item is incorporated herein by reference from the material contained under the heading "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required under this item is incorporated herein by reference from the material contained under the heading "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required under this item is incorporated herein by reference from the material contained under the heading "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.                                                 Page
                                                                                                         ----

         The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this report on Form 10-K:

                  Report of Independent Public Accountants                                                F-2

                  Consolidated Balance Sheets -
                  December 31, 1997 and December 31, 1996                                                 F-3

                  Consolidated Statements of Income -
                  Years ended December 31, 1997, December 31, 1996 and December 31, 1995                  F-4

                  Consolidated Statements of Stockholders' Equity -
                  Years ended December 31, 1997, December 31, 1996 and December 31, 1995                F-5-8

                  Consolidated Statements of Cash Flows -
                  Years ended December 31, 1997, December 31, 1996 and December 31, 1995                  F-8

                  Notes to Consolidated Financial Statements                                             F-10

         2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                  Report of Independent Public Accountants on Schedule II                                  36

                  Schedule II - Valuation and Qualifying Accounts                                          37

                  Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b)      REPORTS ON FORM 8-K.

         Form 8-K filed December 23, 1997.

(c)      EXHIBITS.

         The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company where so indicated below.

Exhibit
   No.                                                    Title

^^^^2.1        Stock Purchase Agreement Between and Among Biometric Technologies, Corp.,
               Palomar Medical Technologies, Inc. and Dynaco Corp.,
               dated November 17, 1997.

   -3.1        Restated Certificate of Incorporation.

   &3.2        Certificate of Designation of Series G Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1996.

  &&3.3        Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on December 16, 1996.

  ##3.4        Certificate of Designation of Series H Convertible Preferred Stock as filed with the Delaware Secretary of State on March 26, 1997.

    3.5        Certificate of Correction to Certificate of Incorporation, as filed with the Delaware Secretary of State on September 23, 1997.

   ^3.6        Bylaws, as amended.

   ^4.1        Common Stock Certificate.

  *10.1        Patent License Agreement by and between the Company and Patlex Corporation, effective as of January 1, 1992.

   10.2        Amended 1991 Stock Option Plan.

   10.3        Amended 1993 Stock Option Plan.

   10.4        Amended 1995 Stock Option Plan.

   10.5        Amended 1996 Stock Option Plan.

   10.6        Amended 1996 Employee Stock Purchase Plan.

 **10.7        Form of Stock Option Grant under the 1991, 1993 and 1995 Stock Option Plans.

 ##10.8        Form of Stock Option Agreement under the 1996 Stock Option Plan.

  #10.9        Form of Company Warrant to Purchase Common Stock.

   10.10 Lease for premises at 45 Hartwell Avenue, Lexington, Massachusetts, dated March, 1996.

 --10.11       The Company's 401(k) Plan.


   10.12       Sales Agency, Development and License Agreement between the Company and Coherent, Inc., dated November 17, 1997. (Portions omitted pursuant to a request for confidential treatment.)

   10.13       Loan Agreement between the Company and Coherent, Inc., dated January 20, 1998.

   10.14       Stock Purchase Agreement, dated December 29, 1997.

   10.15       Stock Purchase Agreement, dated December 31, 1997.

   10.16       Exchange Agreement, dated December 31, 1997.

 ^^10.17       Form of 6%, 7% and 8% Convertible Debentures Due September 30, 2002

 ^^10.18       Form of Registration Rights Agreement, dated September 30, 1997.

 ^^10.19       Form of Securities Purchase Agreement dated September 30, 1997.

^^^10.20       Securities Purchase Agreement dated December 29, 1997.

&&&10.27 High Risk Opportunities Hub Fund, Ltd. Subscription Agreement, dated January 14, 1997.

&&&10.28 High Risk Opportunities Hub Fund, Ltd. Debenture, dated January 13, 1997.

 ##10.29       Form of Subscription Agreement, dated as of March 10, 1997.

 ##10.30       Form Registration Rights Agreement, dated as of March 10, 1997.

 ##10.31       Form of 5% Convertible Debenture due March 10, 2002.

 ##10.32 Subscription Agreement between the Company and Soginvest Bank, dated as of March 13, 1997.

 ##10.33       6% Convertible Debenture due March 13, 2002.

 ##10.34       Asset Purchase and Settlement Agreement by and among the Company,
               Nexar Technologies, Inc., Technovation Computer Labs, Inc. and
               Babar I. Hamirani, dated February 28, 1997.

 ##10.35       List of exhibits omitted from the Asset Purchase and Settlement Agreement.
               (The Company hereby undertakes and agrees to furnish copies of the exhibits and schedules set forth in exhibit 10.34 above to the Commission upon its request.)

   10.36 Employment Agreement, dated as of September 1, 1997, between the Company and Steven Georgiev.

   10.37 Employment Agreement, dated as of January 1, 1997, between the Company and Joseph P. Caruso.

   10.38 Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

 ##10.39       Securities Purchase Agreement between the Company and
               RGC International Investors, LDC, dated March 27, 1997.

 ##10.40       Registration Rights Agreement between the Company and
               RGC International Investors, LDC, dated March 27, 1997.

   10.41 Binding Term Sheet between the Company and Hechtor Wiltshire, dated March 27, 1998.

   10.42       Securities Purchase Agreement between the Company and various entities, dated February 20, 1998

   10.43       Security Agreement - Stock Pledge between the Company and
               Coast Business Credit, dated December 31, 1997.

   10.44       Secured Promissory Note between the Company and
               Coast Business Credit, dated December 31, 1997.

   23          Consent of Arthur Andersen LLP.

 27.1          Financial Data Schedule, Restated, for the Period Ended
               December 31, 1996.

 27.2          Financial Data Schedule for the Period Ended
               December 31, 1997.


^              Previously filed as an exhibit to Form 10-KSB/A-4 filed on July 11, 1997, and incorporated herein by reference.

^^             Previously filed as an exhibit to Registration Statement No. 333-42129 filed on December 12, 1997, and incorporated herein by reference.

^^^            Previously filed as an exhibit to Registration Statement No. 333-42129/A-2 filed on January 9, 1998, and incorporated herein by reference.

^^^^           Previously filed as an exhibit to Form 8-K filed on December 23, 1997 and incorporated herein by reference.

*              Previously filed as an exhibit to Registration Statement No. 33-47479 filed on April 27, 1992, and incorporated herein by reference.

**             Previously filed as and exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479
               filed on October 5, 1992, and incorporated herein by reference.

#              Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

##             Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

-              Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference.

--             Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II


To Palomar Medical Technologies, Inc.:

         We  have  audited,  in  accordance  with  generally  accepted  auditing standards, the consolidated financial statements of Palomar Medical Technologies, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 6, 1998 (except with respect to the matters discussed in Note 13, as to which the date is March 31, 1998). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(2) above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



                                                             Arthur Andersen LLP


Boston,  Massachusetts
February 6, 1998 (except with respect to the matters discussed in Note 13, as to which the date is March 31, 1998)

                                   SCHEDULE II

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                        Valuation and Qualifying Accounts


                                         Balance,
                                       Beginning of                                                  Balance, End of
                                          Period              Increases            Deductions             Period
Allowance for Doubtful Deductions:

December 31, 1995                             $18,000             $       -              $11,000               $7,000
                                      ================     =================     ================    =================

December 31, 1996                              $7,000            $1,122,000              $     -           $1,129,000
                                      ================     =================     ================    =================

December 31, 1997                          $1,129,000              $933,000          $(1,316,000)            $746,000
                                      ================     =================     ================    =================

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on April 14, 1998.


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


                          Name                                   Capacity                             Date
            --------------------------------     -------------------------------------           ---------------

            /s/ Louis P. Valente                 President, Chief Executive                      April 14, 1998
            ---------------------------------
            Louis P. Valente                     Officer and Director

            /s/ Joseph P. Caruso                 Chief Financial Officer and Treasurer           April 14, 1998
            ---------------------------------
            Joseph P. Caruso                     (Principal Financial Officer and
                                                 Principal Accounting Officer)

            /s/ Nicholas P. Economou             Director                                        April 14, 1998
            ---------------------------------
            Nicholas P. Economou


            /s/ A. Neil Pappalardo               Director                                        April 14, 1998
            ---------------------------------
            A. Neil Pappalardo


            /s/ James G. Martin                  Director                                        April 14, 1998
            ---------------------------------
            James G. Martin
