Form 10-Q
period 1998-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1998-05-13
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340

                                [GRAPHIC OMITTED]

                        PALOMAR MEDICAL TECHNOLOGIES, INC.
               (Exact name of issuer as specified in its charter)


                        Delaware                                                                    04-3128178
--------------------------------------------------------------------                 ---------------------------------------
(State or other jurisdiction of incorporation or organization)                        (I.R.S.. Employer Identification No.)

               45 Hartwell Avenue, Lexington, Massachusetts 02173
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (781) 676-7300
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       --

         As of April 30, 1998, 64,732,561 shares of Common Stock, $.01 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                              --

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Condensed Balance Sheets - December 31, 1997 and March 31, 1998            P.  3

         Consolidated Statements of Operations - For the Three Months Ended
                  March 31, 1997 and 1998                                                        P.  4

         Consolidated Statement of Stockholders' Deficit - For the Three Months Ended
                  March 31, 1998                                                                 P.  5

         Consolidated Statements of Cash Flows - For the Three Months Ended
                  March 31, 1997 and 1998                                                        P.  6

         Notes to Consolidated Financial Statements                                              P.  7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                P. 12

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                              P. 15

         ITEM 2.  CHANGES IN SECURITIES                                                          P. 16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                P. 16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                                                          P. 16

         ITEM 5.  OTHER INFORMATION                                                              P. 16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               P. 16

SIGNATURES                                                                                       P. 17

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                December 31,                    March 31,
                                                                                    1997                          1998

                                                                                --------------------          --------------------
ASSETS

CURRENT ASSETS:

        Cash and cash equivalents                                                        $3,003,300                    $3,858,028
        Marketable securities                                                             1,449,326                     1,644,791
        Accounts receivable, net                                                          2,248,680                     3,922,829
        Inventories                                                                       4,711,474                     2,074,209
        Other current assets                                                              2,153,941                     2,333,777
                                                                                --------------------          --------------------
              Total current assets                                                       13,566,721                    13,833,634
                                                                                --------------------          --------------------

NET ASSETS OF DISCONTINUED OPERATIONS (NOTE 9)                                            5,825,602                     4,510,529
                                                                                --------------------          --------------------

PROPERTY AND EQUIPMENT, AT COST, NET                                                      6,455,586                     4,233,404
                                                                                --------------------          --------------------

OTHER ASSETS:

        Cost in excess of net assets acquired, net                                        2,302,348                     2,151,757
        Deferred financing costs                                                            591,609                       287,985
        Other noncurrent assets                                                             225,706                       227,464
                                                                                --------------------          --------------------
              Total other assets                                                          3,119,663                     2,667,206
                                                                                --------------------          --------------------

                                                                                        $28,967,572                   $25,244,773
                                                                                ====================          ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

        Current portion of long-term debt                                                $1,640,465                    $4,424,611
        Accounts payable                                                                  4,150,982                     3,483,358
        Accrued liabilities                                                              13,759,854                    12,502,124
        Current portion of deferred revenue                                               1,284,395                     1,416,583
                                                                                --------------------          --------------------
              Total current liabilities                                                  20,835,696                    21,826,676
                                                                                --------------------          --------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                   12,445,563                     6,821,792
                                                                                --------------------          --------------------

DEFERRED REVENUE, NET OF CURRENT PORTION                                                  1,870,000                     1,620,000
                                                                                --------------------          --------------------

STOCKHOLDERS' DEFICIT:

        Preferred stock, $.01 par value-                                                        164                           101
              Authorized - 5,000,000 shares
              Issued and outstanding -
              16,397 shares and 10,089 shares

              at December 31, 1997 and March 31, 1998, respectively

        Common stock, $.01 par value-                                                       457,926                       614,749
              Authorized -  100,000,000  shares
              Issued - 45,792,585  shares and 61,474,947 shares
              at December 31, 1997 and March 31, 1998, respectively

        Additional paid-in capital                                                      147,356,579                   155,943,314
        Accumulated deficit                                                            (152,359,497)                 (159,943,000)
        Less: Treasury stock - (345,000 shares at cost)                                  (1,638,859)                   (1,638,859)
                                                                                --------------------          --------------------
              Total stockholders' deficit                                                (6,183,687)                   (5,023,695)
                                                                                --------------------          --------------------

                                                                                        $28,967,572                   $25,244,773
                                                                                ====================          ====================

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended March 31,
                                                                  1997               1998
                                                             -------------        ------------
REVENUES                                                       $2,732,460          $7,067,405

COST OF REVENUES                                                3,015,716           6,336,245
                                                             -------------        ------------

        Gross Margin                                             (283,256)            731,160
                                                             -------------        ------------

OPERATING EXPENSES

        Research and development                                2,180,817           2,165,000
        Sales and marketing                                       970,979           2,503,115
        General and administrative                              4,213,777           2,843,859
        Settlement costs                                        2,799,000                  --
                                                             -------------        ------------

               Total operating expenses                        10,164,573           7,511,974
                                                             -------------        ------------

               Loss from operations                           (10,447,829)         (6,780,814)

INTEREST EXPENSE                                               (1,179,007)           (421,312)

INTEREST INCOME                                                   140,637              28,479

NET GAIN ON TRADING SECURITIES                                  1,079,917             332,965

OTHER INCOME                                                      112,769               2,000
                                                             -------------        ------------
               NET LOSS FROM CONTINUING OPERATIONS            (10,293,513)         (6,838,682)

LOSS FROM DISCONTINUED OPERATIONS (NOTE 9)                     (5,071,632)                 --
                                                             -------------        ------------
               NET LOSS                                      $(15,365,145)        $(6,838,682)
                                                             =============        ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

        Continuing operations                                      $(0.34)             $(0.15)
        Discontinued operations                                     (0.16)                 --
                                                             -------------        ------------
               TOTAL LOSS PER COMMON SHARE                         $(0.50)             $(0.15)
                                                             =============        ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                  31,037,426          51,893,210
                                                             =============        ============


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                   Preferred Stock        Common Stock
                                                                               -----------------------------------------------------
                                                                                 Number        0.01          Number           0.01
                                                                               of Shares    Par Value      of Shares       Par Value
                                                                               -----------------------------------------------------

Balance, December 31, 1997                                                     $16,397         $164        $45,792,585     $457,926

        Sale of common stock pursuant to Employee Stock Purchase Plan               --           --             18,609          186
        Conversion of preferred stock                                           (4,108)         (41)         4,387,157       43,872
        Conversion of convertible debentures                                        --           --          3,809,922       38,099
        Redemption of preferred stock                                           (2,200)         (22)                --           --
        Issuance of common stock net of investment banking fees                     --           --          7,200,000       72,000
        Value ascribed to warrants issued to investor                               --           --                 --           --
        Issuance of common stock for 1997 employer 401(k) matching contribution     --           --            166,674        1,666
        Common stock issued for advisory services                                   --           --            100,000        1,000
        Preferred stock dividends and interest penalties                            --           --                 --           --
        Net loss                                                                    --           --                 --           --
                                                                               -----------------------------------------------------
Balance, March 31, 1998                                                        $10,089         $101        $61,474,947      $614,749
                                                                               =====================================================


                                                                     Treasury Stock
                                                                   -----------------      Additional                       Total
                                                                    Number                  Paid-in      Accumulated   Stockholders'
                                                                   of Shares    Cost        Capital        Deficit         Deficit
                                                                  ------------------------------------------------------------------

Balance, December 31, 1997                                        (345,000)  $(1,638,859) $147,356,579  $(152,359,497)  $(6,183,687)

        Sale of common stock pursuant to Employee
               Stock Purchase Plan                                      --            --        18,423             --        18,609
        Conversion of preferred stock                                   --            --       346,231             --       390,062
        Conversion of convertible debentures                            --            --     3,219,052             --     3,257,151
        Redemption of preferred stock                                   --            --    (2,199,978)            --    (2,200,000)
        Issuance of common stock net of investment banking fees         --            --     6,768,000             --     6,840,000
        Value ascribed to warrants issued to investor                   --            --       171,000             --       171,000
        Issuance of common stock for 1997 employer 401(k)
               matching contribution                                    --            --       165,007             --       166,673
        Common stock issued for advisory services                       --            --        99,000             --       100,000
        Preferred stock dividends and interest penalties                --            --            --       (744,821)     (744,821)
        Net loss                                                        --            --            --     (6,838,682)   (6,838,682)
                                                                  ------------------------------------------------------------------
Balance, March 31, 1998                                           (345,000)  $(1,638,859) $155,943,314  $(159,943,000)  $(5,023,695)
                                                                  ==================================================================

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                            1997            1998
                                                                                        ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                            $(15,365,145)  $(6,838,682)
       Less: Net Loss from discontinued operations                                        (5,071,632)           --
                                                                                        -------------  -------------
    Net Loss from continuing operations                                                  (10,293,513)   (6,838,682)
                                                                                        -------------  -------------
    Adjustments to reconcile net loss from continuing operations to net cash used in operating activities-
       Depreciation and amortization                                                          553,964      672,352
       Settlement and litigation costs                                                      2,149,000           --
       Write-off of deferred financing costs associated with
          redemption of convertible debentures                                                 27,554           --
       Valuation allowances for notes and investments                                         250,000           --
       Foreign currency exchange gain                                                        (548,552)          --
       Noncash interest expense related to debt                                             1,025,865           --
       Noncash compensation related to common stock and warrants                              204,614           --
       Unrealized gain loss on marketable securities                                       (1,079,886)    (332,965)
       Changes in assets and liabilities,
          Net (purchase) sale of marketable trading securities                               (146,294)     485,479
          Accounts receivable                                                                 756,325     (675,176)
          Inventories                                                                      (3,166,282)   2,478,141
          Other current assets                                                                642,386     (119,145)
          Accounts payable                                                                     34,554     (367,120)
          Accrued expenses                                                                   (618,121)   1,210,185
                                                                                        -------------  -------------
                Net cash used in operating activities                                     (10,208,386)  (3,486,931)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                    (1,863,142)    (180,656)
    Decrease (increase) in other assets                                                       194,194     (492,227)
    (Increase) in notes receivable                                                           (750,000)     (86,818)
    Investment in nonmarketable securities                                                 (1,764,431)          --
                                                                                        -------------  -------------
                Net cash used in investing activities                                      (4,183,379)    (759,701)
                                                                                        -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible debentures                                       10,225,169            --
    Redemption of convertible debentures                                                     (196,000)    (2,196,667)
    Net proceeds from the issuance of notes payable                                           351,510      1,798,195
    Proceeds from issuance of common stock                                                    601,177      6,858,609
    Issuance of preferred stock                                                             5,700,000             --
    Redemption of preferred stock including accrued dividends of $437,850                          --     (2,673,850)
                                                                                        -------------  -------------
                Net cash provided by financing activities                                  16,681,856    3,786,287
                                                                                        -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        2,290,091     (460,345)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                  911,056    1,315,073
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             12,292,406    3,003,300
                                                                                        -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $15,493,553   $3,858,028
                                                                                        =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                                    $56,843     $687,894
                                                                                        =============  =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
    Conversion of convertible debentures and related accrued
       interest, net of financing fees                                                     $1,507,663   $3,257,151
                                                                                        =============  =============

    Conversion of preferred stock                                                            $186,492     $390,062
                                                                                        =============  =============

    Issuance of common stock for 1996 and 1997 employer 401(k)
       matching contribution                                                                 $269,262     $166,674
                                                                                        =============  =============

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-K, as of and for the year ended December 31, 1997.

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

         The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and/or other prospective sources in order to fund future operations. The Company has financed current operations, expansion of its core business and outside short-term financial investments primarily through the private sale of debt and equity securities of the Company and its subsidiaries. The Company anticipates that it will require additional financing throughout the year to continue to fund operations and growth. The Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities and/or the liquidation of some of its marketable and long-term investments. The sale by the Company of some of its marketable securities could result in additional losses depending on market conditions at the time of these sales. Securities are sold to private investors at a discount to the public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register these securities for resale to the public at some future time.

2.       INVESTMENTS

         The fair values for the Company's marketable equity securities are based on quoted market prices. The amount that the Company realizes from these investments may differ significantly from the amounts recorded in the accompanying unaudited consolidated financial statements.

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Realized and unrealized gains and losses relating to trading securities are included currently in the accompanying unaudited statements of operations.

                                                                              March 31, 1998
                                                           -------------------------------------------------------
                                                                            Gross         Gross
                                                                         Unrealized    Unrealized        Fair
                                                              Cost          Gain          Loss           Value
                                                           ------------  ------------  ------------   ------------
             Marketable Securities:
                    Investments in publicly
                    traded companies                          $832,649      $812,142      $---         $1,644,791
                                                           ============  ============  ============   ============

3.       INVENTORIES

         Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:


                                                                    December 31,          March 31,
                                                                        1997                1998

                                                                   ----------------    ----------------
                           Raw materials                                $2,928,350            $892,901
                           Work in process and finished goods            1,783,124           1,181,308
                                                                   ----------------    ----------------
                                                                        $4,711,474          $2,074,209
                                                                   ================    ================

4.       PROPERTY AND EQUIPMENT

         Property and Equipment consist of the following:

                                                                    December 31,         March 31,
                                                                        1997                1998

                                                                   ----------------    ---------------
                            Machinery and equipment                     $6,328,442         $4,688,817
                            Furniture and fixtures                       1,018,931            943,998
                            Leasehold improvements                         480,453            426,837
                                                                   ----------------    ---------------
                                                                         7,827,826          6,059,652
                            Less:  Accumulated depreciation
                                       and amortization                  1,372,240          1,826,248
                                                                   ----------------    ---------------
                                                                        $6,455,586         $4,233,404
                                                                   ================    ===============

5.       ACCRUED LIABILITIES

         Accrued Liabilities consist of the following:

                                                                    December 31,         March 31,
                                                                        1997                1998

                                                                   ----------------    ---------------
                            Payroll and consulting costs                $1,535,013         $1,499,845
                            Royalties                                      853,808            873,141
                            Settlement costs                             1,457,020          1,457,020
                            Warranty                                     2,583,677          2,239,635
                            Restructuring                                1,981,907          1,296,633
                            Interest and preferred stock dividends       1,659,709          1,481,122
                            Other                                        3,688,720          3,654,728
                                                                   ================    ===============
                                Total                                  $13,759,854        $12,502,124
                                                                   ================    ===============

6.       NET LOSS PER COMMON SHARE

         In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, EARNINGS PER SHARE. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. Basic net loss per share was determined by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the Company's potentially dilutive securities, primarily stock options, warrants, redeemable preferred stock and convertible debentures, are antidilutive. The Company's net loss per common share from continuing operations for the three months ended March 31, 1997 and 1998 is as follows:

                                                          Three Months Ended
                                                              March 31,
                                                       1997                 1998
                                                 -----------------     ---------------
          Net loss from continuing operations       $(10,293,513)        $(6,838,682)
          Preferred stock dividends                     (294,996)           (744,821)
                                                 -----------------     ---------------
          Adjusted net loss                         $(10,588,509)        $(7,583,503)
                                                 =================     ===============

          Basic net loss per common share from
                       Continuing operations               $(.34)              $(.15)
                                                 =================     ===============

          Weighted average number of
                     Common shares outstanding         31,037,426          51,893,210
                                                 =================     ===============

7.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                            December 31,      March 31,
                                                                                                1997             1998

                                                                                           ---------------- ---------------
Convertible debentures                                                                         $10,683,440      $5,340,000
Short term note payable                                                                          ---             1,829,000
Note payable in connection with guarantee on behalf of discontinued subsidiary                   3,233,000       3,098,292
Advance from distributor                                                                         ---               955,638
Other notes payable                                                                                169,588          23,473
                                                                                           ---------------- ---------------
                                                                                                14,086,028      11,246,403

Less - current maturities                                                                      (1,640,465)     (4,424,611)
                                                                                           ---------------- ---------------
                                                                                               $12,445,563      $6,821,792
                                                                                           ================ ===============

(a)      CONVERTIBLE DEBENTURES

         On February 17, 1998, the Company converted the remaining $100,000 of its 4.5% convertible debentures due October 21, 1999, 2000 and 2001 into 60,809 shares of the Company's common stock. During the first quarter of 1998, the Company converted the remaining $3,084,344 of its 5% convertible debentures due December 31, 2001, January 13, 2002 and March 10, 2002 into 3,646,092 shares of the Company's common stock. On February 13, 1998, the Company converted $160,000 of its 6%, 7% and 8% convertible debentures due September 30, 2002 into 103,021 shares of the Company's common stock. Accrued interest totaling $158,685 was included in the above conversions. The Company amortized deferred financing costs totaling $245,878 to additional paid-in capital related to these conversions.

         On January 23, 1998, the Company redeemed $2,000,000 of its 6%, 7% and 8% convertible debentures due September 30, 2002 including interest and premium for $2,196,667. Deferred financing cost totaling $95,000 was charged to interest expense upon redemption.

(b)      SHORT TERM NOTES PAYABLE

         On March 27, 1998, the Company borrowed $2,000,000 from an individual. The note is due the earlier of May 26, 1998 or one day following the sale of Dynaco or any other Palomar assets outside the normal course of business or upon raising additional capital where the use of proceeds to pay back debt is not prohibited. If the note is not repaid by the maturity date, the note becomes convertible at market value at the option of the debentureholder, as defined. If the note is not paid by the maturity date and/or June 23, 1998 penalties of $100,000 and $125,000, respectively, payable in the Company's common stock, will become due. Interest on this note is in the form of a warrant to purchase 125,000 shares of common stock for $.01 per share exercisable over five years. This warrant is valued at $171,000 using the Black-Scholes option pricing model. The Company has accounted for this warrant as a discount to the note through additional paid-in capital and will amortize the discount to interest expense over the expected life of the note.

(c)      ADVANCE FROM DISTRIBUTOR

         On January 20, 1998, the Company's worldwide laser distributor made an advance of funds to the Company of approximately $2,211,000. This advance is collateralized by the Company's accounts receivable from end users for product sold by the distributor. Payments against this advance are made as the distributor collects receivables from the end user of the Company's products. During the first quarter, amounts totaling approximately $1,255,000 were collected against this advance.

8.       STOCKHOLDERS' DEFICIT

(a)      ISSUANCE OF COMMON STOCK

         In February 1998, the Company sold 7,200,000 shares of common stock to a group of investors for $7,200,000. In addition, the Company issued warrants to the investors to purchase 7,200,000 shares of common stock at an exercise price of $3.00 per share. The Company paid a 5% commission of $360,000 related to this issuance which has been netted against the proceeds through a reduction in additional paid-in capital.

(b)      CONVERTIBLE PREFERRED STOCK

         During the first quarter of 1998, the Company converted 268 shares of its Series G Preferred Stock and accrued dividends of $28,140 into 283,507 shares of the Company's common stock. Also, during the first quarter of 1998, the Company converted 3,840 shares of its Series H Preferred Stock and accrued dividends of $359,807 into 4,103,650 shares of the Company's common stock.

         During the first quarter of 1998, the Company redeemed 2,200 shares of Series H Preferred Stock including related accrued dividends and premiums for $2,673,850.

(c)      OPTIONS TO PURCHASE COMMON STOCK

         During the three months ended March 31, 1998 the Company cancelled options to purchase 75,000 shares of common stock at $2.50 per share. No options were issued or exercised during the three months ended March 31, 1998.

(d)      WARRANTS TO PURCHASE COMMON STOCK

         During the three months ended March 31, 1998, the Company issued warrants to purchase 220,000 shares of common stock at $2.00 per share to a former employee. Also, during the three months ended March 31, 1998, the Company cancelled the former employee's warrants to purchase 220,000 shares of common stock at a price of $3.25 per share. No warrants were exercised during the three months ended March 31, 1998.

(e)      RESERVED SHARES

         At March 31, 1998, the Company has reserved shares of its common stock for the following:

                                                   March 31,
                                                      1998
                                                ---------------
             Convertible debentures                 6,442,434
             Stock option plans                     3,709,504
             Warrants                               9,998,030
             Employee stock purchase plan             966,014
             Convertible preferred stock            5,829,018
                                                ---------------
                                   Total           26,945,000
                                                ===============

9.       DISCONTINUED OPERATIONS

         During the fourth quarter of 1997, the Company's Board of Directors approved a plan to dispose of the Company's electronics business segment. On March 31, 1998, the Company still owned 100% of Dynaco Corp. and beneficially owned approximately 30% of Nexar Technologies Inc.

         Pursuant to Accounting Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, the consolidated financial statements of the Company have been reclassified to reflect the disposition of the electronics segment. Accordingly, the assets and liabilities, revenues and expenses, and cash flows of the electronics segment have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net assets of these entities have been reported as "Net Assets of Discontinued Operations" in the accompanying Consolidated Condensed Balance Sheets; the net operating losses of these entities have been reported as "Net Loss from Discontinued Operations" in the accompanying Consolidated Statement of Operations; the net cash flows of these entities have been reported as "Net Cash Provided by Discontinued Operations" in the accompanying Consolidated Statements of Cash Flows.

         Summarized financial information for the discontinued operations were as follows:

                                                              Three Months Ended March 31,
                                                              1997                     1998
                                                       --------------------      ------------------
           Revenues                                            $17,393,978              $3,620,170
           Net Loss from Discontinued Operations              ($5,071,632)                    $---

10.      RESTRUCTURING

         In the third quarter of 1997, the Company recognized a restructuring charge of $2,700,000 based on the decision to discontinue certain medical product and service business units and consolidate others. The majority of these amounts related to severance benefits. All expenses accounted for as restructuring charges were in accordance with the criteria set forth in Emerging Task Force Issue 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING), and are exclusive of the charges related to discontinued operations. During the three months ended March 31, 1998, the Company paid out approximately $685,000 of severance resulting in a restructuring liability of approximately $1,297,000 at March 31, 1998. This restructuring liability will be paid in the remainder of 1998.

                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE AND GROSS MARGIN:  THREE MONTHS ENDED MARCH 31, 1998,
COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         For the three months ended March 31, 1998, the Company had revenues of $7.1 million as compared to $2.7 million for the three months ended March 31, 1997. The increase in the Company's revenue of $4.3 million or 159% was mainly due to additional sales volume associated with the EpiLaser(R) and LightSheer(TM) laser systems combined with a decrease in revenue of approximately $700,000 in other cosmetic product revenue from the quarter ended March 31, 1997. The Company obtained FDA clearance to market and to sell its EpiLaser(R) laser system in the United States in March of 1997 and its LightSheer(TM) laser system for hair removal and leg vein treatment in the United States at the end of 1997. The Company believes that revenues will continue to increase due to its improved manufacturing process, growing market demand for its LightSheer(TM) laser system, and an improved distribution network as a result of the Company's exclusive distribution arrangement with Coherent.

         Gross margin for the three months ended March 31, 1998 was approximately $731,000 (10% of revenues) versus negative $283,000 (negative 10% of revenues) for the three months ended March 31, 1997. The increase in gross margin dollars in 1998 was mainly due to greater revenues associated with the Company's EpiLaser(R) laser system, as discussed above. The increase in gross margin percentage was caused by the introduction of the LightSheer(TM) laser system. The Company believes that its gross margin dollar and percentage will continue to improve as the Company achieves higher revenue from its LightSheer(TM) laser system. This new laser system has a significantly higher gross margin than the Company's EpiLaser(R) laser system.

OPERATING AND OTHER EXPENSES:  THREE MONTHS ENDED MARCH 31, 1998,
COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Research and development costs were $2.2 million for the three months ended March 31, 1998 and 1997. Research and development expenses as a percent of revenue totaled 31% for the three months ended March 31, 1998 and 80% for the three months ended March 31, 1997. The consistent spending on research and development reflects the Company's continuing commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Management believes that research and development expenditures will remain constant over the next year as the Company continues clinical trials of its medical products and develops additional applications for its lasers and delivery systems. However, management anticipates that research and development as a percentage of net revenues will decrease as revenues increase with the commercialization of its laser medical products.

         Selling and marketing expenses increased to $2.5 million (35% of revenues) for the three months ended March 31, 1998, from approximately $971,000 (36% of revenues) for the three months ended March 31, 1997. The increase in selling and marketing expenses is attributable to the costs associated with its distribution agreement with Coherent. The Company anticipates selling and marketing expense dollars will increase in the future, but will remain relatively constant as a percent of revenue as the Company realizes the benefits of its worldwide distribution network.

         General and administrative expenses decreased to $2.8 million (40% of revenues) for the three months ended March 31, 1998, as compared to $4.2 million (154% of revenues) for the three months ended March 31, 1997. This decrease is attributable to the Company's successful restructuring and consolidation of administrative functions in the third and fourth quarters of 1997. In previous years, the Company focused management time and allocated resources to developing business outside of the medical and cosmetic laser industry and financing those businesses. Beginning in the fourth quarter of 1997, the Company focused its efforts on its core business. The Company anticipates general and administrative expense will continue to decrease in the future as the benefits of the third and fourth quarter restructuring are realized.

         For the three months ended March 31, 1998, the Company did not incur settlement expenses. Settlement costs of $2.8 million were incurred in the three months ended March 31, 1997. These charges consisted mainly of a $1.875 million legal settlement to an investment bank, which case was settled on August 18,1997, and other potential claims outstanding.

         Interest expense decreased to approximately $421,000 for the three months ended March 31, 1998, from $1.2 million for the three months ended March 31, 1997. This 64% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1998 as compared to 1997.

         Interest income decreased to approximately $28,000 for the three months ended March 31, 1998, from approximately $141,000 for the three months ended March 31, 1997. This decrease is primarily the result of a decrease in the Company's average outstanding cash and cash equivalents balances.

         Net realized and unrealized trading gains were approximately $333,000 for the three months ended March 31, 1998, down from net realized and unrealized trading gains of $1.1 million for the three months ended March 31, 1997. The gains principally reflect market fluctuations associated with the Company's investment in The American Materials & Technologies Corporation (AMTK). It is the Company's intention to continue to liquidate its trading investments in the near term, which may result in additional trading gains or losses in the future.

         There were no losses incurred from discontinued operations for the three months ended March 31, 1998 compared to a loss of $5.1 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had $5.5 million in cash, cash equivalents and trading securities. During the three months ended March 31,1998 the Company generated $6.9 million and $1.8 million in net proceeds from the issuance of common stock and short term notes payable, respectively.

         The  Company's  net loss for the three  months  ended  March  31,  1998 included approximately $672,000 of non-cash depreciation and amortization expense.

         The Company anticipates that capital expenditures for the remaining nine months of 1998 will total approximately $1.8 million. The Company will finance these expenditures with cash on hand and equipment leasing lines, or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise the funds.

         Dynaco has a three-year revolving credit and security agreement with a financial institution. The agreement provides for the revolving sale of acceptable accounts receivable, as defined in the agreement, with recourse at 85% of face value up to a maximum commitment of $3 million. As of March 31, 1998, the amount owed totaled $1.3 million. This amount is included in the net assets from discontinued operations in the accompanying Consolidated Condensed Balance Sheet as of March 31, 1998. The interest rate on such outstanding amounts is the bank's prime rate plus 1.5%, and interest is payable in arrears. The financing is collateralized by the purchased accounts receivable and substantially all of Dynaco's assets. The Company guarantees borrowings under this loan agreement.

         In connection with the disposition of Comtel, a former wholly-owned subsidiary in the electronics segment, the Company guaranteed $2,500,000 under a line of credit extended by a loan association to Biometric Technologies Corp.
(BTC), the buyer of Comtel. The stockholders of BTC have personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1,500,000 in the event the Company is obligated to honor this guarantee. The stockholders of BTC have collateralized this guarantee by the Company with certain assets personally owned by the stockholders.

         The Company's strategic plan is to continue to fund research and development for its medical products. This research and development effort entails extensive clinical trials. These activities are an important part of the Company's business plan. Due to the nature of clinical trials and research and development activities, it is not possible to predict with any certainty the timetable for completion of these research activities or the total amount of funding required to commercialize products developed as a result of such research and development. The rate of research and the number of research projects underway are dependent to some extent upon external funding. While the Company is regularly reviewing potential funding sources in relation to these ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or, if available, on terms satisfactory to the Company.

         The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations. There can be no assurance that events in the future will not require the Company to seek additional financing sooner. The Company continues to investigate several financing alternatives, including strategic partnerships, additional bank financing, private debt and equity financing, sale of assets, including the Company's marketable securities consisting of Nexar and AMTK, and other sources. Based on its historical ability to raise funds as necessary and ongoing preliminary discussions with potential financing sources, the Company believes that it will be successful in obtaining additional financing in order to fund current operations in the near future. Although the Company believes it will be successful in obtaining additional financing, there can be no assurance that any such financing will be available on terms satisfactory to the Company. The report of the Company's independent public accountants in connection with the Company's Consolidated Balance Sheets at December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the three years ended December 31, 1997 includes an explanatory paragraph stating that the Company's recurring losses, working capital deficiency and stockholders' deficit raises substantial doubt about the Company's ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). This report may also contain statements that are deemed to be forward-looking information under the Reform Act, including, without limitation, statements relating to financial projections; growing market demand; additional financings; an improved distribution network; increases in revenues; and research and development, selling and marketing, general and administrative and capital expenditures. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or
circumstances   after  the  date  hereof  or  to  reflect  the   occurrence   of
unanticipated events. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the risk factors identified in the Company's Form 10-K for the year ended December 31, 1997, which cautionary statements are made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

                      [This space intentionally left blank]

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         On October 7, 1996 the Company filed a declaratory judgment action in the United States District Court for the District of Massachusetts against MEHL/Biophile ("MEHL") seeking (i) a declaration that MEHL is without right or authority to threaten or maintain suit against the Company or its customers for alleged infringement of the patent held by MEHL's subsidiary Selvac Acquisitions Corp. (the "Selvac Patent"), that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac patent; (ii) a preliminary and permanent injunction enjoining MEHL from threatening the Company or its customers with infringement litigation or infringement; and (iii) an award to the Company of damages suffered in connection with MEHL's conduct. On March 7, 1997, Selvac filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleges that the Company's EpiLaser(R) laser system infringes the Selvac Patent and that the Company unfairly competed by promoting the EpiLaser(R) laser system for hair removal before it had received FDA approval for that specific application. The Company and Selvac agreed to dismiss the Massachusetts litigation without prejudice. The Company has brought in the New Jersey action its claims that the Selvac patent is invalid, that the Company has not infringed the Selvac patent, that MEHL should be enjoined from making further assertions concerning infringement and unfair competition, and that the Company should be awarded attorney fees and other appropriate relief. Thus both the Company's and MEHL's claims will be presented on the merits in New Jersey. The court has granted the Company's motion to dismiss Selvac's federal unfair competition claim so far as it depends on the Company's supposed violations of FDA rules. The court has also granted the Company's motion to amend its complaint to allege that Selvac's patent was obtained by inequitable conduct. The Company has moved for summary judgment on the ground that the Selvac patent is invalid. Discovery in the case has been stayed by court order pending a ruling on the Company's dispositive motion. The Company believes that MEHL's claims are without merit.

         On October 16, 1997, the Company brought a declaratory judgment action in United States District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). The defendants in this action are Banque SCS Alliance SA, Arbuthnot Fund Managers, Ltd., Banca Commerciale Lugano, Privatinvest Bank AG (these four defendants being referred to collectively as the "Asserting Holders"), CUF Finance S.A., Fibi Bank (Schweiz) AG, Teawood Nominees, Ltd., JS Gadd & CIE, SA, Swedbank (Luxembourg) SA, Christiana Bank Luxembourg SA, (now known as Credit Agricole Indosuez), Landatina Financiera SA and American Stock Transfer & Trust Co., as trustee ("Trustee"). Just prior to this suit, the Asserting Holders had alleged that the Company is in breach of certain protective covenants under the indenture. The Company believes that it is not in default under any protective covenants, and the Company's action seeks a declaration from the Court to that effect. All payments on the Swiss Franc Debentures were current to the time of suit. On October 22, 1997, the Asserting Holders sued the Company and all of its principal subsidiaries in the same court; the October 16th and October 22nd cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22nd case. (The Company has moved to dismiss without prejudice the October 16, 1997 case; the court has not yet acted on that motion.) The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures (which amounts to about US$5,000,000 at recent exchange rates). The Asserting Holders sought a temporary restraining order attaching bank accounts and barring the Company from transferring any interest in securities of its subsidiaries. The Court denied this motion, and the Asserting Holders withdrew a preliminary injunction motion concerning essentially the same issues. As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. The court thereafter denied without prejudice the Company's motion to dismiss the complaint on the ground the Asserting Holders had failed to proceed through the Trustee, as required, and denied without prejudice the Company's motion for summary judgment as to its conversion. The court scheduled a time-limited evidentiary hearing, further to clarify the legal and factual issues. After that hearing, the court denied the Asserting Holders' motion for summary judgment, and concluded that there remain disputed issues and the case must be tried before a factfinder. The Company believes that its position in these matters is correct and intends to contest the claims of the Asserting Holders vigorously.

         On August 27, 1997, Pamela Siegman, as Trustee for the Pamela Siegman Trust, filed an action in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and each of its current directors and two former directors. Siegman, purportedly on behalf of similarly situated shareholders, claimed disclosure errors and omissions in the Company's annual meeting proxy statement, and sought a declaration that the Company's preferred stock is void because of a purported deficiency in the Company's Certificate of Incorporation. On March 9, 1998, the Court of Chancery ruled against Siegman on all of her claims (she had abandoned some of her claims prior to the Court's ruling). The Company does not know whether Siegman will appeal the ruling, as the court's final order has not of this date been entered. Siegman has filed a request for attorney fees, which the Company has opposed.

ITEM 2. CHANGES IN SECURITIES
        ---------------------

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         Not applicable.

ITEM 5. OTHER INFORMATION
        -----------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      EXHIBITS

27.1     Financial Data Statement, Restated, for the period ended March 31, 1997

27.2     Financial Data Statement, for the period ended March 31, 1998

(a)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on May 13, 1998.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                          (Registrant)

DATE:  May 13, 1998                           By:      /S/ LOUIS P. VALENTE
                                                   -----------------------------
                                                   Louis P. Valente
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



DATE:  May 13, 1998                                    /S/ JOSEPH P. CARUSO
                                                   -----------------------------
                                                   Joseph P. Caruso
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)