Form 10-Q
period 1998-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1998-08-14
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340

                        PALOMAR MEDICAL TECHNOLOGIES, INC
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

               45 Hartwell Avenue, Lexington, Massachusetts 02421
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (781) 676-7300

                 -----------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --     --

         As of July 31, 1998, 65,558,954 shares of Common Stock, $.01 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                                        --    --

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Condensed Balance Sheets -
               December 31, 1997 and June 30, 1998                    P.  3

         Consolidated Statements of Operations -
               For the Three and Six Months Ended
               June 30, 1997 and 1998                                 P.  4

         Consolidated Statement of Stockholders' Deficit -
               For the Six Months Ended
               June 30, 1998                                          P.  5

         Consolidated Statements of Cash Flows -
               For the Six Months Ended
               June 30, 1997 and 1998                                 P.  6

         Notes to Consolidated Financial Statements                   P.  7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS       P. 13

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                   P. 17

         ITEM 2.  CHANGES IN SECURITIES                               P. 17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                     P. 17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                 P. 17

         ITEM 5.  OTHER INFORMATION                                   P. 17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    P. 18

SIGNATURES                                                            P. 19

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                          December 31,             June 30,
                                                                                             1997                    1998
                                                                                       ----------------        ----------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                           $3,003,300              $1,205,856
       Marketable securities                                                                1,449,326                 289,875
       Accounts receivable, net                                                             2,248,680               6,676,604
       Inventories                                                                          4,711,474               2,766,992
       Other current assets                                                                 2,153,941               1,408,643
                                                                                       ----------------        ----------------
            Total current assets                                                           13,566,721              12,347,970
                                                                                       ----------------        ----------------
NET ASSETS OF DISCONTINUED OPERATIONS                                                       5,825,602                  ---
                                                                                       ----------------        ----------------
PROPERTY AND EQUIPMENT, AT COST, NET                                                        6,455,586               4,087,597
                                                                                       ----------------        ----------------
OTHER ASSETS:
       Cost in excess of net assets acquired, net                                           2,302,348               2,001,166
       Deferred financing costs                                                               591,609                 103,241
       Other noncurrent assets                                                                225,706                 177,161
                                                                                       ----------------        ----------------
            Total other assets                                                              3,119,663               2,281,568
                                                                                       ----------------        ----------------
                                                                                          $28,967,572             $18,717,135
                                                                                       ================        ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

       Current portion of long-term debt                                                   $1,640,465              $6,967,815
       Accounts payable                                                                     4,150,982               3,200,235
       Accrued liabilities                                                                 13,759,854              10,559,217
       Current portion of deferred revenue                                                  1,284,395               1,247,305
                                                                                       ----------------        ----------------
            Total current liabilities                                                      20,835,696              21,974,572
                                                                                       ----------------        ----------------
NET LIABILITIES OF DISCONTINUED OPERATIONS                                                     ---                  1,765,217
                                                                                       ----------------        ----------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                                     12,445,563               3,577,667
                                                                                       ----------------        ----------------
DEFERRED REVENUE, NET OF CURRENT PORTION                                                    1,870,000               1,370,000
                                                                                       ----------------        ----------------
STOCKHOLDERS' DEFICIT:
       Preferred stock, $.01 par value-
            Authorized - 5,000,000 shares
            Issued and outstanding -
            16,397 shares and 8,603 shares
            at December 31, 1997 and June 30, 1998, respectively                                  164                      86
       Common stock, $.01 par value-
            Authorized - 120,000,000 shares
            Issued - 45,792,585 shares and 65,168,030 shares
            at December 31, 1997 and June 30, 1998, respectively                              457,926                 651,680
       Additional paid-in capital                                                         147,356,579             157,954,019
       Accumulated deficit                                                               (152,359,497)           (166,937,247)
       Less: Treasury stock - (345,000 shares at cost)                                     (1,638,859)             (1,638,859)
                                                                                       ----------------        ----------------
            Total stockholders' deficit                                                    (6,183,687)             (9,970,321)
                                                                                       ----------------        ----------------
                                                                                          $28,967,572             $18,717,135
                                                                                       ================        ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                     1997             1998                1997             1998
                                                 -------------      -------------    --------------   --------------
REVENUES                                           $7,119,595         $9,090,396        $9,852,055      $16,157,801

COST OF REVENUES                                    6,425,121          4,812,456         9,440,837       11,148,701
                                                 -------------      -------------    --------------   --------------
       Gross margin                                   694,474          4,277,940           411,218        5,009,100
                                                 -------------      -------------    --------------   --------------
OPERATING EXPENSES
       Research and development                     2,693,085          1,943,523         4,873,902        4,108,523
       Sales and marketing                          1,636,186          3,526,770         2,607,165        6,029,885
       General and administrative                   4,844,972          2,359,142         9,058,749        5,203,001
       Settlement costs                               400,000             --             3,199,000           --
                                                 -------------      -------------    --------------   --------------
          Total operating expenses                  9,574,243          7,829,435        19,738,816       15,341,409
                                                 -------------      -------------    --------------   --------------

          Loss from operations                     (8,879,769)        (3,551,495)      (19,327,598)     (10,332,309)

INTEREST EXPENSE                                   (1,353,387)          (408,023)       (2,532,394)        (829,335)

OTHER (EXPENSE) INCOME                               (954,784)            (8,935)          378,539          354,509
                                                 -------------      -------------    --------------   --------------
          NET LOSS FROM CONTINUING OPERATIONS     (11,187,940)        (3,968,453)      (21,481,453)     (10,807,135)

LOSS FROM DISCONTINUED OPERATIONS (NOTE 9)

          Loss from operations                     (3,625,048)       (1,090,885)       (8,696,680)       (1,090,885)
          Loss on disposition                          --            (1,533,295)           --            (1,533,295)
                                                 -------------      -------------    --------------   --------------
          NET LOSS FROM DISCONTINUED OPERATIONS    (3,625,048)       (2,624,180)       (8,696,680)       (2,624,180)
                                                 -------------      -------------    --------------   --------------

             NET LOSS                            $(14,812,988)      $(6,592,633)     $(30,178,133)     $(13,431,315)
                                                 =============      =============    ==============   ==============
BASIC AND DILUTED NET LOSS PER COMMON SHARE:

       Continuing operations                           $(0.38)          $(0.07)           $(0.73)           $(0.21)
       Discontinued operations                          (0.11)           (0.04)            (0.28)            (0.05)
                                                 -------------      -------------    --------------   -------------
             TOTAL LOSS PER COMMON SHARE               $(0.49)          $(0.11)           $(1.01)           $(0.26)
                                                 =============      =============    ==============   =============
WEIGHTED AVERAGE NUMBER OF

    COMMON SHARES OUTSTANDING                      32,699,944        63,330,295        31,528,613        57,643,346
                                                 =============      =============    ==============   =============

                 The accompanying note are an integral part of
                    these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                Preferred Stock        Common Stock            Treasury Stock
                                                            ------------------------------------------------------------------------
                                                               Number of   $0.01     Number of   $0.01        Number
                                                                Shares   Par Value    Shares     Par Value   of Shares      Cost
                                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                      16,397     $164      45,792,585  $457,926     (345,000) $(1,638,859)

    Sale of common stock pursuant to warrants, options
        and Employee Stock Purchase Plan                            --       --         162,582     1,626           --           --
    Conversion of preferred stock                               (4,728)     (47)      5,088,535    50,886           --           --
    Conversion of convertible debentures                            --       --       6,512,441    65,124           --           --
    Redemption of preferred stock                               (3,066)     (31)             --        --           --           --
    Issuance of common stock net of investment banking fees         --       --       7,200,000    72,000           --           --
    Value ascribed to warrants issued to investor                   --       --              --        --           --           --
    Issuance of common stock for 1997 employer 401(k) matching      --       --         311,887     3,118           --           --
        contribution
    Common stock issued for advisory services                       --       --         100,000     1,000           --           --
    Costs incurred related to issuance of common stock              --       --              --        --           --           --
    Preferred stock dividends                                       --       --              --        --           --           --
    Net loss                                                        --       --              --        --           --           --
                                                                 -------------------------------------------------------------------
BALANCE, JUNE 30, 1998                                           8,603      $86      65,168,030   $651,680    (345,000) $(1,638,859)
                                                                 ===================================================================



                                                                 Additional                                  Total
                                                                  Paid-in            Accumulated          Stockholders'
                                                                  Capital              Deficit               Deficit
                                                            --------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                      $147,356,579        $(152,359,497)       $(6,183,687)

     Sale of common stock pursuant to warrants, options
          and Employee Stock Purchase Plan                            32,856                   --             34,482
     Conversion of preferred stock                                   429,820                   --            480,659
     Conversion of convertible debentures                          6,011,870                   --          6,076,994
     Redemption of preferred stock                                (3,066,269)                  --         (3,066,300)
     Issuance of common stock net of investment banking fees       6,768,000                   --          6,840,000
     Value ascribed to warrants issued to investor                   171,000                   --            171,000
     Issuance of common stock for 1997 employer 401(k)
          matching contributions                                     251,163                   --            254,281
     Common stock issued for advisory services                        99,000                   --            100,000
     Costs incurred related to issuance of common stock             (100,000)                  --           (100,000)
     Preferred stock dividends                                            --           (1,146,435)        (1,146,435)
     Net loss                                                             --          (13,431,315)       (13,431,315)
                                                            --------------------------------------------------------------
BALANCE, JUNE 30, 1998                                          $157,954,019        $(166,937,247)       $(9,970,321)
                                                            ==============================================================


                 The accompanying notes are an integral part of
                    these consolidated findancial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                     1997           1998
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $(30,178,133)  $(13,431,315)
       Less: Net loss from discontinued operations                 (8,696,680)    (2,624,180)
                                                                 ------------   ------------
    Net loss from continuing operations                           (21,481,453)   (10,807,135)
                                                                 ------------   ------------

    Adjustments to reconcile net loss from continuing
    operations to net cash
    used in operating activities-
       Depreciation and amortization                                1,092,435      1,372,120
       Settlement and litigation costs                              2,900,000         --
       Write-off of deferred financing costs associated with
          redemption of convertible debentures                         27,554         --
       Valuation allowances for notes and investments                 435,912         --
       Foreign currency exchange gain                                (608,357)        --
       Noncash interest expense related to debt                     2,302,012        171,000
       Noncash compensation related to common
          stock and warrants                                          371,102         --
       Realized loss on marketable securities                          49,693         --
       Unrealized gain on marketable securities                      (599,639)      (332,965)
       Changes in assets and liabilities -
          Net (purchase) sale of marketable trading securities      1,036,563      1,840,395
          Accounts receivable                                         102,906     (3,033,274)
          Inventories                                              (4,112,868)     1,785,358
          Other current assets                                     (1,574,579)       604,470
          Accounts payable                                           (174,175)      (649,765)
          Accrued expenses                                            232,459        400,354
                                                                 ------------   ------------
                Net cash used in operating activities             (20,000,435)    (8,649,442)
                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                            (3,851,751)      (233,069)
    Decrease (increase) in other assets                              (307,695)      (470,252)
    Decrease in notes receivable                                      171,288        (86,818)
    Increase in intangible assets                                    (351,059)        --
    Investment in nonmarketable securities                         (2,257,631)        --
                                                                 ------------   ------------
                Net cash used in investing activities              (6,596,848)      (790,139)
                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible debentures               10,225,169        --
    Redemption of convertible debentures                             (196,000)    (2,196,667)
    Net proceeds from the issuance of notes payable and             1,450,621      3,394,070
      advances from distributor
    Net proceeds from issuance of common stock                      1,158,677      6,874,482
    Issuance of preferred stock                                    15,000,000         --
    Purchase of treasury stock                                       (139,851)        --
    Costs incurred related to issuance of common stock                 --           (100,000)
    Redemption of preferred stock                                      --         (3,791,889)
                                                                 ------------   ------------
                Net cash provided by financing activities          27,498,616      4,179,996
                                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  901,333     (5,259,585)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                        4,985,117      3,462,141
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                  8,091,611      3,003,300
                                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                      $13,978,061     $1,205,856
                                                                 ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                           $135,972     $1,022,863
                                                                 ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
    Conversion of convertible debentures and related
       accrued interest, net of financing fees                     $3,066,815     $6,076,994
                                                                 ============   ============

    Conversion of preferred stock                                    $186,492       $480,659
                                                                 ============   ============
    Issuance of common stock for 1996 and 1997
       employer 401(k) matching contribution                         $269,262       $254,282
                                                                 ============   ============


                 The accompanying notes are an inegral part of
                    these consolidated financial statements.

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

         Some of the Company's medical laser products are in various stages of development; the success of future operations is hence subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the successful development and marketing of the Company's products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals.

         The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and/or other prospective sources in order to fund future operations. The Company has financed current operations, expansion of its core business and outside short-term financial investments primarily through the private sale of debt and equity securities of the Company and its subsidiaries. The Company anticipates that it will require additional financing throughout the year to continue to fund operations and growth. The Company may, from time to time, be required to raise additional funds through additional private sales of the Company's debt or equity securities and/or the liquidation of some of its marketable and long-term investments. Securities are sold to private investors at market or a discount to the public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register its securities for resale to the public at some future time. The sale by the Company of some of its marketable investments could result in additional losses depending on market conditions at the time of these sales.

2.       INVESTMENTS
         -----------

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

                                            June 30, 1998
                         -------------------------------------------------------
                                           Gross         Gross
                                         Unrealized    Unrealized        Fair
                              Cost          Gain          Loss           Value
                         ------------  ------------  ------------   ------------
Marketable Securities:
  Investments in
  publicly traded
  companies                 $239,940       $49,935      $---           $289,875
                         ============  ============  ============   ============

3.       INVENTORIES
         -----------

         Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:


                                                                    December 31,          June 30,
                                                                        1997                1998

                                                                   ----------------    ----------------
                           Raw materials                              $2,928,350          $1,500,454
                           Work-in-process and finished goods          1,783,124           1,266,538
                                                                   ---------------     ----------------
                                                                      $4,711,474          $2,766,992
                                                                   ================    ================

4.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following:

                                                                    December 31,          June 30,
                                                                        1997                1998

                                                                   ----------------    ---------------
                            Machinery and equipment                   $6,328,442          $4,983,171
                            Furniture and fixtures                     1,018,931             963,647
                            Leasehold improvements                       480,453             431,766
                                                                   ----------------    ---------------
                                                                       7,827,826           6,378,584
                            Less:  Accumulated depreciation
                                       and amortization                1,372,240           2,290,987
                                                                   ----------------    ---------------
                                                                      $6,455,586          $4,087,597
                                                                   ================    ===============

5.       ACCRUED LIABILITIES
         -------------------

         Accrued liabilities consist of the following:

                                                                    December 31,          June 30,
                                                                        1997                1998

                                                                   ----------------    ---------------
                            Payroll and employee costs                $1,535,013          $1,300,713
                            Royalties                                    853,808           1,226,991
                            Settlement costs                           1,457,020             520,454
                            Warranty                                   2,583,677           3,056,790
                            Restructuring                              1,981,907           1,035,622
                            Interest and preferred stock dividends     1,659,709           1,499,603
                            Other                                      3,688,720           1,919,044
                                                                   ================    ===============
                                Total                                $13,759,854         $10,559,217
                                                                   ================    ===============

6.       NET LOSS PER COMMON SHARE
         -------------------------

         In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, EARNINGS PER SHARE. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. Basic net loss per share was determined by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the Company's potentially dilutive securities, primarily stock options, warrants, redeemable preferred stock and convertible debentures, are antidilutive. The Company's net loss per common share from continuing operations for the three and six months ended June 30, 1997 and 1998 is as follows:

                                               Three Months Ended                  Six Months Ended

                                                    June 30,                           June 30,
                                              1997             1998             1997              1998
                                         ---------------   --------------  ---------------   ---------------
   Net loss from continuing operations    $(11,187,940)     $(3,968,453)    $(21,481,453)     $(10,807,135)
   Amortization of value ascribed to
       preferred stock conversion
       discount                               (941,176)         ---             (941,176)         ---
   Preferred stock dividends                  (432,228)        (401,614)        (727,224)       (1,146,435)
                                         ---------------   --------------  ---------------   ---------------
   Adjusted net loss                      $(12,561,344)     $(4,370,067)    $(23,149,853)     $(11,953,570)
                                         ===============   ==============  ===============   ===============

   Basic net loss per common share from
       continuing operations                     $(.38)           $(.07)           $(.73)            $(.21)
                                         ===============   ==============  ===============   ===============

   Weighted average number of
       common shares outstanding            32,699,944       63,330,295       31,528,613        57,643,346
                                         ===============   ==============  ===============   ===============


         As of June 30,  1997 and  1998,  25,285,938,  and  27,496,581  weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding as they were antidilutive.

7.       NOTES PAYABLE
         -------------

         Notes payable consist of the following:

                                                                                              December 31,       June 30,
                                                                                                 1997             1998
                                                                                            ---------------- ---------------
Convertible debentures                                                                         $10,683,440      $2,500,000
Note payable issued in connection with guaranty on behalf of discontinued subsidiary             3,233,000       2,694,167
Short-term notes payable from distributor                                                          ---           4,000,000
Advance from distributor                                                                           ---           1,351,315
Other notes payable                                                                                169,588         ---
                                                                                            ---------------- ---------------
                                                                                                14,086,028      10,545,482

Less - current maturities                                                                       (1,640,465)     (6,967,815)
                                                                                            ---------------  ---------------
                                                                                               $12,445,563      $3,577,667
                                                                                            ================ ===============

(a)      CONVERTIBLE DEBENTURES

         During the six months ended June 30, 1998, the Company converted: the remaining $100,000 of its 4.5% convertible debentures due October 21, 1999, 2000 and 2001 into 60,809 shares of the Company's common stock; the remaining $3,084,344 of its 5% convertible debentures due December 31, 2001, January 13, 2002 and March 10, 2002 into 3,646,092 shares of the Company's common stock; and $160,000 of its 6%, 7% and 8% convertible debentures due September 30, 2002 into 103,021 shares of the Company's common stock. Accrued interest totaling $158,685 was included in the above conversions. The Company amortized deferred financing costs totaling $245,878 to additional paid-in capital related to these conversions.

         During the second quarter of 1998, the Company converted $2,840,000 of 6%, 7% and 8% convertible debentures due September 30, 2002 into 2,702,519 shares of the Company's common stock. Accrued interest totaling $107,999 was included in the above conversions. The Company amortized deferred financing costs totaling $128,156 to additional paid-in capital related to this conversion.

         During the first quarter of 1998, the Company redeemed $2,000,000, including interest and premium, of 6%, 7% and 8% convertible debentures due September 30, 2002 for $2,196,667. Deferred financing cost totaling $95,000 was charged to interest expense upon redemption.

(b)      SHORT-TERM NOTES PAYABLE

         On May 22 and June 22, 1998, the Company borrowed $3,000,000 and $1,000,000, respectively, from the Company's worldwide distributor. The notes are due on October 15, 1998 and accrue interest at 8.5% per annum. The notes are secured by all of the inventory owned by the Company's Star Medical Technologies Inc. subsidiary.

(c)      ADVANCE FROM DISTRIBUTOR

         The Company's worldwide laser distributor advanced funds to the Company during 1998. The advances are secured by specific accounts receivable outstanding at the time of the advance by the distributor. Payments against this advance are made as the distributor collects receivables from the end user of the Company's products.

8.       STOCKHOLDERS' DEFICIT
         ---------------------

(a)      ISSUANCE OF COMMON STOCK

         In February 1998, the Company sold 7,200,000 shares of common stock to a group of investors for $7,200,000. In addition, the Company issued callable warrants to the investors to purchase 7,200,000 shares of common stock at an exercise price of $3.00 per share. The callable warrants are not exercisable for the first six months after issuance and, thereafter, are callable by the Company if the closing price of the Company's common stock equals or exceeds $5.00 for ten consecutive trading days. Under the terms of this private placement, the Company is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in the Company as long as the investors continue to hold their common stock in their name. The Company paid a 5% commission of $360,000 related to this issuance which has been netted against the proceeds through a reduction in additional paid-in capital.

(b)      CONVERTIBLE PREFERRED STOCK

         During the first quarter of 1998, the Company converted 268 shares of Series G Preferred Stock and accrued dividends and interest of $30,255 into 283,507 shares of the Company's common stock. Also, during the first quarter of 1998, the Company converted 3,840 shares of its Series H Preferred Stock and accrued dividends of $359,807 into 4,103,650 shares of the Company's common stock.

         During the first quarter of 1998, the Company redeemed 2,200 shares of Series H Preferred Stock including related accrued dividends and premiums for $2,673,850.

         During the second quarter of 1998, the Company converted 536 shares of Series G Preferred Stock and accrued dividends and interest of $66,485 into 616,378 shares of the Company's common stock. During the second quarter of 1998, the Company converted 84 shares of Series H Preferred Stock and accrued dividends of $24,112 into 85,000 shares of the Company's common stock.

         During the second quarter of 1998, the Company redeemed 866 shares of Series H Preferred Stock including related accrued dividends and premiums for $1,118,039.

(c)      OPTIONS TO PURCHASE COMMON STOCK

         During the six months ended June 30, 1998, the Company cancelled options to purchase 2,871,400 shares of the Company's common stock at exercise prices ranging from $1.50 to $8.00 per share. In addition, the Company granted 2,198,900 options at above market prices. No options were issued or exercised during the six months ended June 30, 1998.

(d)      WARRANTS TO PURCHASE COMMON STOCK

         During the six months ended June 30, 1998, the Company cancelled warrants to purchase 1,175,000 shares of the Company's common stock at exercise prices ranging from $2.50 to $6.75 per share and issued warrants to purchase 9,385,000 shares of the Company's common stock at exercise prices ranging from $.01 to $3.25 per share. During the six months ended June 30, 1998, a warrant for 125,000 shares was exercised for $1,250. This warrant was held by an investor.

(e)      RESERVED SHARES

         As of June 30, 1998, the Company had reserved shares of its common stock for the following:

                                                                               June 30,
                                                                                 1998

                                                                            ---------------
             Convertible debentures                                              3,739,915
             Stock option plans                                                  6,707,655
             Warrants                                                           17,508,030
             Employee 401(k) plan                                                  554,787
             Employee stock purchase plan                                          449,041
             Convertible preferred stock                                         5,132,041
             Common stock reserved for guarantee                                 3,250,000
                 issued in connection with note
                 payable on behalf of discontinued
                 subsidiary                                                 ---------------
                                   Total                                        37,341,469
                                                                            ===============

9.       DISCONTINUED OPERATIONS
         -----------------------

         During the fourth quarter of 1997, the Company's Board of Directors approved a plan to dispose of the Company's electronics business segment. During the second quarter of 1998, the Company sold all of the issued and outstanding common stock of Dynaco Corp. ("Dynaco") for net proceeds of approximately $2,381,000. Due to the delay in the sale of Dynaco the Company was required to fund Dynaco with an additional $500,000 for operations in excess of the amount accrued for at year end. Accordingly, the Company recognized a loss from discontinued operations of approximately $1,091,000 related to the operations of Dynaco through disposition. During the second quarter of 1998, the Company recorded a charge to discontinued operations of $1,525,000 due to management's decision to write down the carrying value of its investment in Nexar Technologies, Inc. ("Nexar").

         Pursuant to Accounting Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, the consolidated financial statements of the Company have been reclassified to reflect the disposition of the electronics segment. Accordingly, the assets and liabilities, revenues and expenses, and cash flows of the electronics segment have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net assets / liabilities of these entities have been reported as "Net Assets / Liabilities of Discontinued Operations" in the accompanying Consolidated Condensed Balance Sheets; the net operating losses of these entities have been reported as "Net Loss from Discontinued Operations" in the accompanying Consolidated Statement of Operations; the net cash flows of these entities have been reported as "Net Cash Provided by Discontinued Operations" in the accompanying Consolidated Statements of Cash Flows.

         Summarized financial information for the discontinued operations were as follows:

                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                                   1997                1998               1997                    1998
                                              ----------------    ----------------   ----------------      --------------------
     Revenues                                   $17,654,000         $2,125,580         $35,047,978               $5,745,750
     Net Loss from Discontinued Operations      ($3,625,048)       ($2,624,180)        ($8,696,680)             ($2,624,180)

10.      RESTRUCTURING
         -------------

         In the third quarter of 1997, the Company recognized a restructuring charge of $2,700,000 based on the decision to discontinue certain medical product and service business units and consolidate others. The majority of these amounts related to severance benefits. All expenses accounted for as restructuring charges were in accordance with the criteria set forth in Emerging Task Force Issue 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING), and are exclusive of the charges related to discontinued operations. During the six months ended June 30, 1998, the Company paid out approximately $946,000 of severance leaving a restructuring liability of approximately $1,036,000 at June 30, 1998. This remaining restructuring liability will be paid during the remainder of 1998.

11.      SUBSEQUENT EVENTS
         -----------------

         In July 1998, the Company sold 3,000,000 shares of common stock to a group of investors for $3,000,000. In addition, the Company issued warrants to the investors to purchase 3,000,000 shares of common stock at an exercise price of $3.00 per share. The callable warrants are not exercisable for the first six months after issuance and, thereafter, are callable by the Company if the closing price of the company's common stock equals or exceeds $5.00 for ten consecutive trading days. Under the terms of this private placement, the Company is obligated to pay the investors a 5% annual fee (payable quarterly) of the dollar value invested in the Company as long as the investors continue to hold their common stock in their name.

                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE AND GROSS MARGIN: THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO
                          THREE MONTHS ENDED JUNE 30, 1997

         For the three months ended June 30, 1998, the Company had revenues of $9.1 million as compared to $7.1 million for the three months ended June 30, 1997. The increase in the Company's revenue of $2.0 million or 28% from the quarter ended June 30, 1997 was mainly due to additional sales volume of $8.1 million associated with the introduction of the LightSheer(TM) diode laser system combined with a decrease in revenue of approximately $6.1 million in other cosmetic product revenue principally related to the Company's EpiLaser(R) laser hair removal system. The decrease in sales volume associated with the Company's EpiLaser(R) laser hair removal system was due to the Company's focus on bringing the LightSheer(TM) diode laser system to market while further developing the technology related to the EpiLaser(R) laser hair removal system. The Company obtained FDA clearance to market and sell its LightSheer(TM) diode laser system for hair removal and leg vein treatment in the United States at the end of 1997. In addition, in July 1998 the Company obtained FDA clearance to market and sell its EpiLaser(R) laser hair removal system in the United States for "permanent hair reduction." The Company believes that revenues will continue to increase due to its improved manufacturing process, growing market demand for its LightSheer(TM) diode laser system, and an improved distribution network as a result of the Company's exclusive distribution arrangement with Coherent, Inc. ("Coherent").

         Gross margin for the three months ended June 30, 1998 was approximately $4.3 million (47% of revenues) versus $694,000 (10% of revenues) for the three months ended June 30, 1997. The increase in gross margin dollars and gross margin percentage was caused by the introduction of the LightSheer(TM) diode laser system. The Company believes that its gross margin dollar and percentage will continue to improve as the Company achieves higher revenue from its LightSheer(TM) diode laser system. This new laser system has a significantly higher gross margin than the Company's EpiLaser(R) laser hair removal system.

OPERATING AND OTHER EXPENSES: THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO
                              THREE MONTHS ENDED JUNE 30, 1997

         Research and development costs were $1.9 million for the three months ended June 30, 1998 and $2.7 million for the three months ended June 30, 1997. Research and development expenses as a percent of revenue totaled 21% for the three months ended June 30, 1998 and 38% for the three months ended June 30, 1997. The decline in spending is primarily the result of the Company receiving FDA clearance for the LightSheer(TM) diode laser system at the end of 1997. The continued spending on research and development reflects the Company's commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Management believes that research and development expenditures will remain constant over the next year as the Company continues clinical trials of its medical products and develops additional applications for its lasers and delivery systems. However, management anticipates that research and development as a percentage of net revenues will decrease as revenues increase with the commercialization of its laser medical products.

         Selling and marketing expenses increased to $3.5 million (39% of revenues) for the three months ended June 30, 1998, from approximately $1.6 million (23% of revenues) for the three months ended June 30, 1997. The increase in selling and marketing expenses is attributable to the costs associated with the Company's distribution agreement with Coherent. The Company anticipates selling and marketing expense dollars will increase in the future, but will remain relatively constant as a percent of revenue as the Company realizes the benefits of Coherent's worldwide distribution network.

         General and administrative expenses decreased to $2.4 million (26% of revenues) for the three months ended June 30, 1998, compared to $4.8 million (68% of revenues) for the three months ended June 30, 1997. This decrease is attributable to the Company's successful restructuring and consolidation of administrative functions in the third and fourth quarters of 1997. In previous years, the Company focused management time and allocated resources to developing business outside of the medical and cosmetic laser industry and financing those businesses. Beginning in the fourth quarter of 1997, the Company focused its efforts on its core business. The Company anticipates general and administrative expense will continue to decrease in the future as the benefits of the third and fourth quarter restructuring are realized.

         For the three months ended June 30, 1998, the Company did not incur settlement expenses. Settlement costs of $400,000 were incurred in the three months ended June 30, 1997. These charges represented an additional legal accrual related to a case involving an investment bank which was settled on August 18, 1997.

         Interest expense decreased to $408,000 for the three months ended June 30, 1998, from $1.4 million for the three months ended June 30, 1997. This 70% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1998 as compared to 1997.

         The loss from discontinued operations for the three months ended June 30, 1998 was $1.1 million compared to a loss of $3.6 million for the three months ended June 30, 1997. The loss from discontinued operations in 1998 was due to a delay in the disposition of Dynaco resulting in operating expenses above the $850,000 estimated at December 31, 1997. A loss on disposition of discontinued entities for the three months ended June 30, 1998 of $1.5 million was incurred. The majority of this charge relates to management's decision to write down the carrying value of its investment in Nexar.

REVENUE AND GROSS MARGIN: SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO
                          SIX MONTHS ENDED JUNE 30, 1997

         For the six months ended June 30, 1998, the Company had revenues of $16.2 million as compared to $9.9 million for the six months ended June 30, 1997. The increase in the Company's revenue of $6.3 million or 64% from the six months ended June 30, 1997 was mainly due to additional sales volume of $9 million associated with the introduction of the LightSheer(TM) diode laser system combined with a decrease in revenue of approximately $2.7 million in other cosmetic product revenue. The decrease in sales volume associated with the Company's EpiLaser(R) laser hair removal system was due to the Company's focus on bringing the LightSheer(TM) diode laser system to market while further developing the technology related to the EpiLaser(R) laser hair removal system. The Company obtained FDA clearance to market and sell its LightSheer(TM) diode laser system for hair removal and leg vein treatment in the United States at the end of 1997. In addition, in July 1998 the Company obtained FDA clearance to market and sell its EpiLaser(R) laser hair removal system in the United States for "permanent hair reduction." The Company believes that revenues will continue to increase due to its improved manufacturing process, growing market demand for its LightSheer(TM) diode laser system, and an improved distribution network as a result of the Company's exclusive distribution arrangement with Coherent.

         Gross margin for the six months ended June 30, 1998 was approximately $5 million (31% of revenues) versus $411,000 (4% of revenues) for the six months ended June 30, 1997. The increase in gross margin and gross margin percentage was caused by the introduction of the LightSheer(TM) diode laser system. The Company believes that its gross margin dollar and percentage will continue to improve as the Company achieves higher revenue from its LightSheer(TM) diode laser system. This new laser system has a significantly higher gross margin than the Company's EpiLaser(R) laser hair removal system.

OPERATING AND OTHER EXPENSES: SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO
                              SIX MONTHS ENDED JUNE 30, 1997

         Research and development costs were $4.1 million for the six months ended June 30, 1998 and $4.9 million for June 30, 1997. Research and development expenses as a percent of revenue totaled 25% for the six months ended June 30, 1998 and 49% for the six months ended June 30, 1997. The decline in spending is primarily the result of the Company receiving FDA approval for the LightSheer(TM) diode laser system at the end of 1997. The continued spending on research and development reflects the Company's persevering commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Management believes that research and development expenditures will remain constant over the next year as the Company continues clinical trials of its medical products and develops additional applications for its lasers and delivery systems. However, management anticipates that research and development as a percentage of net revenues will decrease as revenues increase with the commercialization of its laser medical products.

         Selling and marketing expenses increased to $6 million (37% of revenues) for the six months ended June 30, 1998, from approximately $2.6 million (26% of revenues) for the six months ended June 30, 1997. The increase in selling and marketing expenses is attributable to the costs associated with the Company's distribution agreement with Coherent. The Company anticipates selling and marketing expenses will increase in the future, but will remain relatively constant as a percentage of revenue as the Company realizes the benefits of Coherent's worldwide distribution network.

         General and administrative expenses decreased to $5.2 million (32% of revenues) for the six months ended June 30, 1998, as compared to $9.1 million (92% of revenues) for the six months ended June 30, 1997. This decrease is attributable to the Company's successful restructuring and consolidation of administrative functions in the third and fourth quarters of 1997. In previous years, the Company used management's time and allocated resources to developing businesses outside of the medical and cosmetic laser industry and financing the non-core businesses. Beginning in the fourth quarter of 1997, the Company focused its efforts on its core business. The Company anticipates general and administrative expense will continue to decrease in the future as the benefits of the third and fourth quarter restructuring are realized.

         For the six months ended June 30, 1998, the Company did not incur settlement expenses. Settlement costs of $3.2 million were incurred in the six months ended June 30, 1997. These charges consisted mainly of a legal accrual related to a legal settlement with an investment bank.

         Interest expense decreased to $829,000 for the six months ended June 30, 1998, from $2.5 million for the six months ended June 30, 1997. This 67% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1998 as compared to 1997.

         The loss from discontinued operations for the six months ended June 30, 1998 was $1.1 million compared to a loss of $8.7 million for the six months ended June 30, 1997. The loss from discontinued operations in 1998 was due to a delay in the disposition of Dynaco resulting in operating expenses above the $850,000 estimated at December 31, 1997. A loss on disposition of discontinued entities for the six months ended June 30, 1998 of $1.5 million was incurred. The majority of this charge relates to management's decision to write down the carrying value of its investment in Nexar.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had $1.5 million in cash, cash equivalents and trading securities. During the six months ended June 30, 1998 the Company generated $6.9 million and $3.4 million in net proceeds from the issuance of common stock and short-term notes payable, respectively. The Company's net cash used in operating activities for the six months ended June 30, 1998 was approximately $8.7 million.

         The Company's net loss for the six months ended June 30, 1998 included approximately $1.4 million of non-cash depreciation and amortization expense.

         The Company anticipates that capital expenditures for the remaining six months of 1998 will total approximately $500,000. The Company will finance these expenditures with cash on hand and equipment leasing lines, or the Company will seek to raise additional funds. However, there can be no assurance that the Company will be able to raise the funds.

         In connection with the disposition of Comtel, Inc. ("Comtel"), a former wholly-owned subsidiary in the electronics segment, the Company guaranteed $2,500,000 of a $3,300,000 line of credit extended by a loan association to Biometric Technologies Corp. ("BTC"), the buyer of Comtel. The stockholders of BTC have personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1,500,000 in the event the Company is obligated to honor this guaranty. The stockholders of BTC, who are former officers and directors of a former subsidiary of the Company, have collateralized this guaranty of the Company with certain assets personally owned by them. The amount BTC has outstanding under the line of credit at June 30, 1998 was approximately $2,979,000.

         The Company's strategic plan is to continue to fund research and development for its medical and cosmetic laser products. This research and development effort entails extensive clinical trials. These activities are an important part of the Company's business plan. Due to the nature of clinical trials and research and development activities, it is not possible to predict with any certainty the timetable for completion of these research activities or the total amount of funding required to commercialize products developed as a result of such research and development. The rate of research and the number of research projects underway are dependent to some extent upon external funding. While the Company is regularly reviewing potential funding sources in relation to these ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or, if available, on terms satisfactory to the Company.

         The Company has had significant losses to date and expects these losses to continue for the near future. Therefore, the Company must continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations. There can be no assurance that events in the future will not require the Company to seek additional financing. The Company continues to investigate several financing alternatives, including strategic partnerships, additional bank financing, private debt and equity financing, sale of assets, including the Company's marketable securities consisting of Nexar and the American Materials & Technology Corporation, and other sources. Based on its historical ability to raise funds as necessary and ongoing preliminary discussions with potential financing sources, the Company believes that it will be successful in obtaining additional financing in order to fund operations in the near future. Although the Company believes it will be successful in obtaining additional financing, there can be no assurance that any such financing will be available on terms satisfactory to the Company. The report of the Company's independent public accountants in connection with the Company's Consolidated Balance Sheets at December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the three years ended December 31, 1997 includes an explanatory paragraph stating that the Company's recurring losses, working capital deficiency and stockholders' deficit raises substantial doubt about the Company's ability to continue as a going concern.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). This report may also contain statements that are deemed to be forward-looking information under the Reform Act, including, without limitation, statements relating to financial projections; gross margin, distribution and product improvements; growing market demand; additional financings; increases in revenues; and research and development, selling and marketing, general and administrative and capital expenditures. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which cautionary statements are made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         On March 7, 1997, Selvac Acquisition Corp. ("Selvac"), a subsidiary of Mehl Biophile International, Inc. ("Mehl"), filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleged that the Company's EpiLaser(R) laser hair removal system infringed a patent licensed to Selvac (the "Selvac Patent") and that the Company unfairly competed by promoting the EpiLaser(R) laser hair removal system for hair removal before it had received FDA approval for that specific application. On May 18, 1998 the court granted the Company's motion for partial summary judgment on the ground that the Selvac patent is invalid because prior art anticipated it. The court has since denied Selvac's motion for reconsideration of the summary judgment ruling. On August 6, 1998, Mehl's principal unsecured creditor filed a petition for involuntary bankruptcy against Mehl.

         On October 16, 1997, the Company brought a declaratory judgment action in United States District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). The defendants in this action are Banque SCS Alliance SA, Arbuthnot Fund Managers, Ltd., Banca Commerciale Lugano, Privatinvest Bank AG (these four defendants being referred to collectively as the "Asserting Holders"), CUF Finance S.A., Fibi Bank (Schweiz) AG, Teawood Nominees, Ltd., JS Gadd & CIE, SA, Swedbank (Luxembourg) SA, Christiana Bank Luxembourg SA, (now known as Credit Agricole Indosuez), Landatina Financiera SA and American Stock Transfer & Trust Co., as trustee ("Trustee"). Just prior to this suit, the Asserting Holders had alleged that the Company is in breach of certain protective covenants under the indenture. The Company believes that it is not in default under any protective covenants, and the Company's action seeks a declaration from the Court to that effect. All payments on the Swiss Franc Debentures were current to the time of suit. On October 22, 1997, the Asserting Holders sued the Company and all of its principal subsidiaries in the same court; the October 16th and October 22nd cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22nd case. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures (which amounts to about US$5,000,000 at recent exchange rates). As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. Palomar filed a motion for summary judgment, asserting that its conversion of the debentures into Palomar common stock deprives the plaintiffs of standing to bring a claim. That motion has been denied without prejudice, and the court also denied the plaintiffs' motion for summary judgment. The case is scheduled for trial in October 1998. The Company believes that its position in these matters is correct and intends to contest the claims of the Asserting Holders vigorously.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      EXHIBITS

10.1     Second Amended 1996 Employee Stock Purchase Plan.

10.2 Second Loan Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated May 7, 1998.

10.3 Loan Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated May 22, 1998. (Portions omitted pursuant to a request for confidential treatment.)

27.1     Financial Data Statement, Restated, for the period ended June 30, 1997.

27.2     Financial  Data  Statement,  for the  period  ended  June 30,  1998.


(b)      REPORTS ON FORM 8-K.

         Form 8-K filed June 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on August 14, 1998.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                        (Registrant)

DATE:  August 14, 1998                        By:   /S/ LOUIS P. VALENTE
                                                 -------------------------------
                                                    Louis P. Valente
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)

DATE:  August 14, 1998                              /S/ JOSEPH P. CARUSO
                                                 -------------------------------
                                                    Joseph P. Caruso
                                                    Chief Financial Officer
                                                    and Treasurer
                                                   (Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer)