Form 10-Q/A
period 1998-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1998-11-02
CIK 881695

FORM 10-Q/A-1

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

10.2 Second Loan Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated May 7, 1998.


10.3 Loan Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated May 22, 1998.


27.1     Financial Data Statement, Restated, for the period ended June 30, 1997.

27.2     Financial  Data  Statement,  for the  period  ended  June 30,  1998.


(b)      REPORTS ON FORM 8-K.

         Form 8-K filed June 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on November 2, 1998.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                        (Registrant)

DATE:  November 2, 1998                       By:   /S/ LOUIS P. VALENTE
                                                 -------------------------------
                                                    Louis P. Valente
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)

DATE:  November 2, 1998                             /S/ JOSEPH P. CARUSO
                                                 -------------------------------
                                                    Joseph P. Caruso
                                                    Chief Financial Officer
                                                    and Treasurer
                                                   (Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer)