Form 10-Q
period 1998-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1998-11-13
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340

                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                ------------------------------------------------
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
                (Issuer's telephone number, including area code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

     As of October 30, 1998, 70,402,163 shares of Common Stock, $.01 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                   ---    ---

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Condensed Balance Sheets - December 31, 1997 and September 30, 1998                 P.  3

         Consolidated Statements of Operations - For the Three and Nine Months Ended
                  September 30, 1997 and 1998                                                             P.  4

         Consolidated Statement of Stockholders' Deficit - For the Nine Months Ended
                  September 30, 1998                                                                      P.  5

         Consolidated Statements of Cash Flows - For the Nine Months Ended
                  September 30, 1997 and 1998                                                             P.  6

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

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                         P. 20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                                                     P. 20

         ITEM 5.  OTHER INFORMATION                                                                       P. 20

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        P. 20

SIGNATURES                                                                                                P. 21


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                              December 31,              September 30,
                                                                  1997                      1998
                                                              ------------              -------------

ASSETS

Current Assets:
         Cash and cash equivalents                             $3,003,300                 $2,665,686
         Marketable securities                                  1,449,326                     15,944
         Accounts receivable, net                               2,248,680                  5,901,131
         Inventories                                            4,711,474                  4,117,425
         Other current assets                                   2,153,941                  1,358,886
                                                              ------------              -------------
                  Total current assets                         13,566,721                 14,059,072
                                                              ------------              -------------

Net Assets of Discontinued Operations                           5,825,602                        ---
                                                              ------------              -------------

Property and Equipment, at Cost, Net                            6,455,586                  3,517,716
                                                              ------------              -------------

Other Assets:
         Cost in excess of net assets acquired, net             2,302,348                  1,850,574
         Deferred financing costs                                 591,609                     99,167
         Other noncurrent assets                                  225,706                    160,642
                                                              ------------              -------------
                  Total other assets                            3,119,663                  2,110,383
                                                              ------------              -------------
                                                              $28,967,572                $19,687,171
                                                              ============              =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
         Current portion of long-term debt                     $1,640,465                 $5,765,486
         Accounts payable                                       4,150,982                  3,009,978
         Accrued liabilities                                   13,759,854                 10,652,657
         Current portion of deferred revenue                    1,284,395                  1,181,213
                                                              ------------               ------------
                  Total current liabilities                    20,835,696                 20,609,334
                                                              ------------               ------------

Net Liabilities of Discontinued Operations                            ---                  1,687,079
                                                              ------------               ------------

Long-Term Debt, Net of Current Portion                         12,445,563                  3,173,542
                                                              ------------               ------------

Deferred Revenue, Net of Current Portion                        1,870,000                  1,120,000
                                                              ------------               ------------

Stockholders' Deficit:
         Preferred stock, $.01 par value-
                  Authorized - 5,000,000 shares
                  Issued and outstanding -
                  16,397 shares and 7,549 shares
                  at December 31, 1997 and
                  September 30, 1998, respectively                    164                         75
         Common stock, $.01 par value-
                  Authorized - 120,000,000 shares
                  Issued and outstanding-
                  45,792,585 shares and 69,349,440
                  shares at December 31, 1997
                  and September 30, 1998, respectively            457,926                    693,493
         Additional paid-in capital                           147,356,579                160,634,871
         Accumulated deficit                                 (152,359,497)              (166,592,364)
         Less: Treasury stock - (345,000 shares at cost)       (1,638,859)                (1,638,859)
                                                              ------------              -------------
                  Total stockholders' deficit                  (6,183,687)                (6,902,784)
                                                              ------------              -------------

                                                              $28,967,572                $19,687,171
                                                              ============              =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                        Nine Months Ended
                                                 September 30,                             September 30,
                                            1997                1998                  1997               1998
                                        -------------       -------------         -------------      -------------

Revenues                                  $5,846,413         $13,810,307            15,698,468         $29,968,108

Cost of Revenues                           4,928,809           5,721,860            14,369,646          16,870,561
                                        -------------       -------------         -------------      --------------
         Gross Margin                        917,604           8,088,447             1,328,822          13,097,547
                                        -------------       -------------         -------------      --------------

Operating Expenses
     Research and development              2,931,942           1,544,543             7,805,844           5,653,066
     Sales and marketing                   1,694,077           4,438,962             4,301,242          10,468,847
     General and administrative            3,647,358           1,777,036            13,303,288           6,980,037
     Restructuring and
         asset write-off costs             3,325,000                  --             3,325,000                  --
     Settlement and litigation costs         597,181                  --             3,199,000                  --
                                        -------------       -------------         -------------      --------------
         Total operating expenses         12,195,558           7,760,541            31,934,374          23,101,950
                                        -------------       -------------         -------------      --------------

         (Loss) income from operations    11,277,954)            327,906           (30,605,552)        (10,004,403)

Interest Expense                            (728,155)           (184,295)           (3,260,549)         (1,013,630)

Asset Write-off                           (9,657,759)                 --            (9,657,759)                 --

Other (Expense) Income                      (375,391)            396,272                 2,845             750,781
                                        -------------       -------------         -------------     ---------------

         Net (Loss) Income from
         Continuing Operations           (22,039,259)            539,883           (43,521,015)        (10,267,252)

Loss from Discontinued Operations (Note 7)

         Loss from operations            (14,950,310)                 --           (23,646,687)         (1,090,885)
         Loss on disposition                      --                  --                    --          (1,533,295)
                                        -------------       -------------         -------------      --------------

         Net Loss from
               Discontinued Operations   (14,950,310)                 --           (23,646,687)         (2,624,180)
                                        -------------       -------------         -------------      --------------

         Net (Loss) Income              $(36,989,569)           $539,883          $(67,167,702)       $(12,891,432)
                                        =============       =============         =============      ==============

Basic and Diluted Net (Loss) Income Per Common Share:

         Continuing operations                $(0.68)              $0.01                $(1.43)             $(0.19)
         Discontinued operations               (0.43)                 --                 (0.72)              (0.04)
                                        -------------       -------------         -------------      --------------

               Total Basic and Diluted
               Net (Loss) Income
               Per Common Share               $(1.11)              $0.01                $(2.15)             $(0.23)
                                        =============       =============         =============      ==============

Weighted Average Number of
    Common Shares Outstanding             34,498,657          67,248,694            32,758,019           60,880,311
                                        =============       =============         =============      ==============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                               -------------------------------------------------------------------
                                                                    Preferred Stock        Common Stock         Treasury Stock
                                                               -------------------------------------------------------------------
                                                                 Number        $0.01     Number      $0.01     Number
                                                                of Shares    Par Value  of Shares  Par Value  of Shares    Cost
                                                               -------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                        16,397        $164   45,792,585  $457,926  (345,000)  $(1,638,859)

Sale of common stock pursuant to
     warrants, options and Employee Stock Purchase Plan                -           -      162,582     1,626         -             -
Conversion of preferred stock                                     (5,532)        (55)   6,269,945    62,699         -             -
Conversion of convertible debentures                                   -           -    6,512,441    65,124         -             -
Redemption of preferred stock                                     (3,316)        (34)           -         -         -             -
Issuance of common stock net of investment banking fees                -           -   10,200,000   102,000         -             -
Value ascribed to warrants issued to investor                          -           -            -         -         -             -
Issuance of common stock for 1997 employer
     401(k) matching contribution                                      -           -      311,887     3,118         -             -
Common stock issued for advisory services                              -           -      100,000     1,000         -             -
Costs incurred related to issuance of common stock                     -           -            -         -         -             -
Preferred stock dividends and interest penalties                       -           -            -         -         -             -
Net loss                                                               -           -            -         -         -             -
                                                               ---------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                                        7,549         $75   69,349,440  $693,493  (345,000)  $(1,638,859)
                                                               =====================================================================



                                                               -------------------------------------------------------------------
                                                                   Additional                                      Total
                                                                     Paid-in              Accumulated          Stockholders'
                                                                    Capital                 Deficit               Deficit
                                                               -------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                       $147,356,579            $(152,359,497)          ($6,183,687)

Sale of common stock pursuant to
     warrants, options and Employee Stock Purchase Plan                32,856                        -                34,482
Conversion of preferred stock                                         535,467                        -               598,111
Conversion of convertible debentures                                6,011,870                        -             6,076,994
Redemption of preferred stock                                      (3,371,064)                       -            (3,371,098)
Issuance of common stock net of investment banking fees             9,738,000                        -             9,840,000
Value ascribed to warrants issued to investor                         171,000                        -               171,000
Issuance of common stock for 1997 employer
     401(k) matching contribution                                     251,163                        -               254,281
Common stock issued for advisory services                              99,000                        -               100,000
Costs incurred related to issuance of common stock                   (190,000)                       -              (190,000)
Preferred stock dividends and interest penalties                            -               (1,341,435)           (1,341,435)
Net loss                                                                    -              (12,891,432)          (12,891,432)
                                                               -------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                                      $160,634,871            $(166,592,364)          $(6,902,784)
                                                               ===================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended Sept 30,
                                                                                        1997                1998
                                                                                   -------------       --------------

Cash Flows from Operating Activities
         Net Loss                                                                   $(67,167,702)      $(12,891,432)
                  Less: Net Loss from Discontinued Operations                        (23,650,687)       $(2,624,180)
                                                                                   -------------       --------------
         Net Loss from Continuing Operations                                         (43,517,015)       (10,267,252)
                                                                                   =============       ==============

         Adjustments to reconcile net loss from continuing operations to net cash used in operating activities-
                  Depreciation and amortization                                        1,844,458          2,189,013
                  Restructuring and asset write-off costs                             12,982,759
                  Settlement and litigation costs                                      2,900,000                 --
                  Write-off of deferred financing costs associated with
                           redemption of convertible debentures                           27,554                 --
                  Valuation allowances for notes and investments                       1,035,912                 --
                  Foreign currency exchange gain                                        (546,316)                --
                  Noncash interest expense related to debt                             2,585,606           171,000
                  Noncash compensation related to common stock and warrants              689,703                 --
                  Realized loss on marketable securities                                (195,706)                --
                  Unrealized gain on marketable securities                              (826,142)         (703,211)
                  Changes in assets and liabilities:
                           Net sale of marketable trading securities                   1,477,640          2,484,572
                           Accounts receivable                                           (82,192)        (3,608,624)
                           Inventories                                                (5,320,234)           434,925
                           Other current assets                                       (1,864,176)           654,227
                           Accounts payable                                            1,258,182           (840,022)
                           Accrued expenses                                             (253,898)           124,140
                                                                                   --------------      --------------
                                    Net cash used in operating activities            (27,803,865)        (9,361,232)

Cash Flows from Investing Activities
         Purchases of property and equipment                                          (5,355,750)         (308,896)
         Increase in other assets                                                       (681,016)          (470,252)
         Increase in notes receivable                                                   (308,712)           (86,818)
         Investment in nonmarketable securities                                       (1,057,631)                --
                                                                                   --------------      --------------
                           Net cash used in investing activities                      (7,403,109)          (865,966)
                                                                                   --------------      --------------

Cash Flows from Financing Activities
         Proceeds from issuance of convertible debentures                             16,715,169                 --
         Redemption of convertible debentures                                           (196,000)         (2,196,667)
         Net proceeds from the issuance of notes
                  payable and advances from distributor                                  657,384           3,138,439
         Proceeds from issuance of common stock                                           27,041           9,840,000
         Proceeds from exercise of warrants, stock options
                  and Employee Stock Purchase Plan                                     1,416,768              34,482
         Guaranteed value associated with Dermascan acquisition                         (216,562)
         Issuance of preferred stock                                                  15,000,000                  --
         Costs incurred related to issuance of common stock                             (427,102)           (190,000)
         Redemption of preferred stock, including
                  accrued dividends of $749,575                                               --          (4,120,673)
                                                                                   --------------      --------------
                           Net cash provided by financing activities                  32,976,698           6,505,581
                                                                                   --------------      --------------
Net (decrease) in cash and cash equivalents                                           (2,230,276)         (3,721,617)
Net cash (used in) provided by discontinued operations                                  (636,862)          3,384,003
Cash and cash equivalents, beginning of the period                                    12,292,406           3,003,300
                                                                                   --------------      --------------
Cash and cash equivalents, end of the period                                          $9,425,268         $2,665,686
                                                                                   ==============      ==============

Supplemental Disclosure of Cash Flow Information
         Cash paid for interest                                                         $359,565         $1,094,759
                                                                                   ==============      ==============

Supplemental Disclosure of Noncash Financing and Investing Activities:
         Conversion of convertible debentures and related accrued
                  interest, net of financing fees                                     $9,026,241         $6,076,994
                                                                                   --------------      --------------

         Conversion of preferred stock                                                  $308,199           $598,111
                                                                                   ==============      ==============

         Issuance of common stock for 1996 and 1997
                  employer 401(k) matching contribution                                 $269,262            $254,281
                                                                                   ==============      ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-K, as of and for the year ended December 31, 1997.

     Some of the Company's medical laser products are in various stages of development; the success of future operations is hence subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the successful development and marketing of the Company's products, obtaining regulatory approval, the need to maintain profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals. The Company is currently in negotiations with its distributor, Coherent, Inc. ("Coherent"), regarding the sale of the Company's Star Medical Technologies, Inc. ("Star") subsidiary, which manufactures the Company's LightSheer(TM) diode laser hair removal and leg vein treatment system. (See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations.") If this subsidiary is sold, the successful introduction and marketing of new products will become more critical to the Company's long-term success.

     The Company has incurred significant losses since inception. The Company has historically financed current operations and expansion of its business primarily through the private sale of debt and equity securities of the Company. The Company may require additional financing throughout the year to continue to fund operations, working capital and growth. The Company may, from time to time, be required to raise funds through additional private sales of the Company's debt or equity securities. Securities are sold to private investors at market or a discount to the public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register its securities for resale to the public at some future time.

2.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:

                                              December 31,       September 30,
                                                 1997                1998

                                            ----------------    ----------------
  Raw materials                                $2,928,350          $1,320,712
  Work-in-process and finished goods            1,783,124           2,796,714
                                            ----------------    ----------------
                                               $4,711,474          $4,117,425
                                            ================    ================

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                     December 31,       September 30,
                                                                        1997                1998

                                                                   ----------------    ---------------
                            Machinery and equipment                     $6,328,442         $6,070,637
                            Furniture and fixtures                       1,018,931          1,001,155
                            Leasehold improvements                         480,453            445,613
                                                                   ----------------    ---------------
                                                                         7,827,826          7,517,405
                            Less:  Accumulated depreciation

                                       and amortization                  1,372,240          3,999,689
                                                                   ----------------    ---------------
                                                                        $6,455,586         $3,517,716
                                                                   ================    ===============

4.   NET LOSS PER COMMON SHARE

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

     The Company's net loss per common share from continuing operations for the three and nine months ended September 30, 1997 and 1998 is as follows:



                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                  1997              1998            1997              1998
                                             ----------------  --------------  ----------------  ---------------
Net (loss) income from continuing

operations                                     $(22,039,259)       $539,883      $(43,521,015)    $(10,267,252)
Amortization of value ascribed to
       preferred stock conversion discount         (941,176)             --        (1,882,352)         --
Preferred stock dividends                          (500,754)       (195,000)       (1,227,978)      (1,341,435)
                                             ----------------  --------------  ----------------  ---------------
Adjusted net (loss) income                     $(23,418,189)       $344,883      $(46,631,345)    $(11,608,687)
                                             ================  ==============  ================  ===============

Basic and diluted net (loss) income
       per common share from
       continuing operations                         $(0.68)           $0.01           $(1.43)          $(0.19)
                                             ================  ==============  ================  ===============

Weighted average number of
    common shares outstanding                     34,498,657      67,248,694        32,758,019       60,880,311
                                             ================  ==============  ================  ===============


     As of  September  30, 1997 and 1998,  22,833,270  and  29,394,921  weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding as they were antidilutive.

5.   NOTES PAYABLE

     Notes payable consist of the following:

                                                                                            December 31,    September 30,
                                                                                                1997             1998

                                                                                           ---------------- ---------------
Convertible debentures                                                                        $10,683,440      $2,500,000
Note payable issued in connection with guaranty on behalf of discontinued subsidiary            3,233,000       2,290,042
Short-term notes payable to Coherent, Inc.                                                            ---       4,000,000
Advance from Coherent, Inc.                                                                           ---         148,986
Other notes payable                                                                               169,588             ---
                                                                                           ---------------- ---------------
                                                                                               14,086,028       8,939,028
Less - current maturities                                                                      (1,640,465)     (5,765,486)
                                                                                           ---------------- ---------------
                                                                                              $12,445,563      $3,173,542
                                                                                           ================ ===============

(a)  Convertible Debentures

     During the first quarter of 1998, the Company converted: the remaining $100,000 of its 4.5% convertible debentures due October 21, 1999, 2000 and 2001 into 60,809 shares of the Company's common stock; the remaining $3,084,344 of its 5% convertible debentures due December 31, 2001, January 13, 2002 and March 10, 2002 into 3,646,092 shares of the Company's common stock; and $160,000 of its 6%, 7% and 8% convertible debentures due September 30, 2002 into 103,021 shares of the Company's common stock. Accrued interest totaling $158,685 was included in the above conversions. The Company amortized deferred financing costs totaling $245,878 to additional paid-in capital related to these conversions.

     During the second quarter of 1998, the Company converted $2,840,000 of 6%, 7% and 8% convertible debentures due September 30, 2002 into 2,702,519 shares of the Company's common stock. Accrued interest totaling $107,999 was included in the above conversions. The Company amortized deferred financing costs totaling $128,156 to additional paid-in capital related to this conversion.

     During the first quarter of 1998, the Company redeemed $2,000,000, including interest and premium, of 6%, 7% and 8% convertible debentures due September 30, 2002 for $2,196,667. Deferred financing cost totaling $95,000 was charged to interest expense upon this redemption.

(b)  Short-term Notes Payable

     On May 22 and June 22, 1998, the Company borrowed $3,000,000 and $1,000,000, respectively, from the Company's worldwide distributor, Coherent. These notes accrue interest at 8.5% per annum. The notes are secured by all of the inventory owned by the Company's Star subsidiary.

     Under the terms of the Loan Agreement between Coherent and the Company, the Company agreed to enter into good faith negotiations with Coherent regarding the sale of Star for a price of no less than $42 million, on terms to be agreed upon between the Company and Coherent. The negotiations are ongoing, and Coherent and the Company have announced that, if the parties are able to reach a definitive agreement, the sale price for Star is expected to be in the range of $60 to $65 million, payable in cash. However, at this time, the parties have not agreed to all of the terms of the transaction. Because a number of significant issues regarding the terms of the transaction remain unresolved, there can be no assurance that the parties will reach agreement. Due to the uncertain nature of transaction negotiations, the likelihood that an agreement will be reached is indeterminable. If an agreement is reached, consummation of the transaction would be subject to the approval of the stockholders of Palomar, as well as certain regulatory approvals and other standard closing conditions. In the event that the parties are unable to agree on the terms and conditions for the sale of Star, the $4,000,000 of funds borrowed by the Company from Coherent are due 90 days from the termination of negotiations regarding the proposed sale.

(c)  Advance From Coherent

     Coherent advanced funds to the Company during 1998. The advances are secured by specific accounts receivable outstanding at the time of the advance. Payments against this advance are made as Coherent collects receivables from the end users of the Company's products.

(d)  Revolving Line Of Credit

     On September 23, 1998 the Company received a commitment letter from a bank for a $10,000,000 revolving line of credit. This line of credit will mature on March 31, 2000 and will bear interest at the bank's prime rate (8.50% at September 30, 1998). Borrowings under this line of credit will be limited to 80% of domestic accounts receivable, as defined. A director of the Company has personally guaranteed borrowings under this line of credit.

6.   STOCKHOLDERS' DEFICIT

(a)  Issuance Of Common Stock

     During 1998 the Company sold 10,200,000 shares of common stock to a group of investors for $10,200,000. In addition, the Company issued callable warrants to the investors to purchase 10,200,000 shares of common stock at an exercise price of $3.00 per share. The callable warrants are not exercisable for the first six months after issuance and, thereafter, are callable by the Company if the closing price of the Company's common stock equals or exceeds $5.00 for ten consecutive trading days. Under the terms of this private placement, the Company is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in the Company as long as the investors continue to hold their common stock in their name. Through September 30, 1998, the Company has paid $190,000 related to this fee. The Company paid a 5% commission of $360,000 related to this issuance which has been netted against the proceeds through a reduction in additional paid-in capital.

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

     During the third quarter of 1998, the Company converted 804 shares of Series G Preferred Stock and accrued dividends and interest of $117,451 into 1,181,410 shares of the Company's common stock.

     During the third quarter of 1998, the Company redeemed 250 shares of Series H Preferred Stock including related accrued dividends and premiums for $328,784.

(c)  Options To Purchase Common Stock

     During the nine months ended September 30, 1998, the Company cancelled options to purchase 2,892,400 shares of the Company's common stock at exercise prices ranging from $1.50 to $8.00 per share. In addition, the Company granted 2,234,900 options at above market prices. No options were exercised during the nine months ended September 30, 1998.

(d)  Warrants To Purchase Common Stock

     During the nine months ended September 30, 1998, the Company cancelled warrants to purchase 2,508,452 shares of the Company's common stock at exercise prices ranging from $2.25 to $6.75 per share and issued warrants to purchase 12,385,000 shares of the Company's common stock at exercise prices ranging from $.01 to $3.25 per share. During the nine months ended September 30, 1998, a warrant for 125,000 shares was exercised for $1,250. This warrant was held by an investor.

(e)  Reserved Shares

     As of September 30, 1998, the Company had reserved shares of its common stock for the following:

                                                                  September 30,
                                                                      1998
                                                                 ---------------
             Convertible debentures                                   3,739,915
             Stock option plans                                       6,707,655
             Warrants                                                19,749,578
             Employee 401(k) plan                                       554,787
             Employee stock purchase plan                               439,272
             Convertible preferred stock                              3,950,631
             Common stock reserved in
               connection with guarantee of note
               payable on behalf of discontinued
               subsidiary                                             3,250,000
                                                                 ===============
                                   Total                             38,391,838
                                                                 ===============

7.   Discontinued Operations

     During the fourth quarter of 1997, the Company's Board of Directors approved a plan to dispose of the Company's electronics business segment. During the second quarter of 1998, the Company sold all of the issued and outstanding common stock of its wholly owned subsidiary Dynaco Corp. ("Dynaco") for net proceeds of approximately $2,381,000. Due to the delay in the sale of Dynaco, the Company recognized a loss from discontinued operations of approximately $1,091,000 for the nine months ended September 30, 1998. This represents the amount in excess of the losses accrued for at December 31, 1997 related to the operations of Dynaco through the date of disposition. The Company recorded a charge to discontinued operations of $1,525,000 due to management's decision to write down the carrying value of its investment in Nexar Technologies, Inc. ("Nexar") during the nine months ended September 30, 1998. For the three months ended September 30, 1998 there was no effect from discontinued operations.

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

     Summarized financial information for the discontinued operations were as follows:


                                              Three Months Ended September 30,             Nine Months Ended September 30,
                                                  1997                 1998               1997                    1998

                                            ------------------    ----------------   ----------------     ----------------------
     Revenues                                    $12,460,000            --              $47,507,978                 $5,745,750
     Net Loss from Discontinued
            Operations                          $(14,950,310)           --             $(23,646,687)               $(2,624,180)

8.   RESTRUCTURING

     In the third quarter of 1997, the Company recognized a restructuring charge of $2,700,000 based on the decision to discontinue and/or downsize certain medical product and service business units and consolidate others. The majority of these amounts related to severance benefits. All expenses accounted for as restructuring charges were in accordance with the criteria set forth in Emerging Task Force Issue 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING), and are exclusive of the charges related to discontinued operations. During the nine months ended September 30, 1998, the Company paid out approximately $1,365,000 of severance, leaving a restructuring liability of approximately $617,000 at September 30, 1998. This remaining restructuring liability is principally associated with severance and equipment due to the Company's former Medical Director.

                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE AND GROSS MARGIN: THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     For the three months ended September 30, 1998, the Company had revenues of $13.8 million as compared to $5.8 million for the three months ended September 30, 1997. The increase in the Company's revenue of $8.0 million or 136% from the quarter ended September 30, 1997 was mainly due to additional sales volume of $13.0 million associated with the introduction of the LightSheer(TM) diode laser hair removal and leg vein treatment system combined with a decrease in revenue of approximately $5.0 million in other cosmetic product revenue principally related to the Company's EpiLaser(R) ruby laser hair removal system. The Company obtained FDA clearance to market and sell its LightSheer(TM) laser for hair removal and leg vein treatment in the United States at the end of 1997. The decrease in sales volume associated with the Company's EpiLaser(R) laser was due to the Company's focus on bringing the LightSheer(TM) laser to market while developing a new generation of ruby hair removal laser. Using its core ruby laser technology, originally developed for tattoo and pigmented lesion removal, Palomar developed its long pulse EpiLaser(R) ruby laser that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with Company's patented cooling handpiece, allows safe and effective hair removal. Palomar's new generation long pulse ruby laser is expected both to permit more rapid treatment of large areas of the body such as the back, chest, abdomen, legs and arms and to be manufactured at a higher gross margin than the Company's current EpiLaser(R) laser. In July 1998 the Company obtained FDA clearance to market and sell its EpiLaser(R) laser in the United States for "permanent hair reduction."

     The Company is in negotiations with its distributor, Coherent, Inc. ("Coherent") regarding the sale of the Company's Star Medical Technologies, Inc. ("Star") subsidiary. This subsidiary manufactures the Company's LightSheer(TM) diode laser. The parties have announced that, if the transaction is consummated, the sale price for Star is expected to be in the range of $60 to $65 million, payable in cash. However, at this time, the parties have not agreed to all of the terms of the transaction. Because a number of significant issues regarding the terms of the transaction remain unresolved, there can be no assurance that the parties will reach agreement. Due to the uncertain nature of transaction negotiations, the likelihood that an agreement will be reached is indeterminable. If an agreement is reached, consummation of the transaction would be subject to the approval of the stockholders of Palomar, as well as certain regulatory approvals and other standard closing conditions. If the transaction is consummated, revenue would decline significantly in the near term and the successful introduction and marketing of new products will become more critical to the Company's long-term success.

     Gross margin for the three months ended September 30, 1998 was approximately $8.1 million (59% of revenues) versus $918,000 (16% of revenues) for the three months ended September 30, 1997. The increase in gross margin dollars and gross margin percentage was caused by the introduction of the LightSheer(TM) laser. This new laser system has a significantly higher gross margin than the Company's EpiLaser(R) laser.

OPERATING AND OTHER EXPENSES: THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Research and development costs were $1.5 million for the three months ended September 30, 1998 and $2.9 million for the three months ended September 30, 1997. Research and development expenses as a percent of revenue totaled 11% for the three months ended September 30, 1998 and 50% for the three months ended September 30, 1997. The decline in spending is primarily the result of the Company receiving FDA clearance for the LightSheer(TM) diode laser system at the end of 1997. The continued spending on research and development reflects the Company's commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Among the Company's research and development goals in hair removal is to design systems permitting more rapid treatment of large areas, and to produce systems with high gross margins. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets.

     Selling and marketing expenses increased to $4.4 million (32% of revenues) for the three months ended September 30, 1998, from approximately $1.7 million (29% of revenues) for the three months ended September 30, 1997. The increase in selling and marketing expenses is attributable to the costs associated with the Company's exclusive distribution arrangement with Coherent which increase in direct proportion to sales volume.

     General and  administrative  expenses  decreased  to $1.8  million  (13% of revenues) for the three months ended September 30, 1998, compared to $3.6 million (62% of revenues) for the three months ended September 30, 1997. This decrease is attributable to the Company's successful restructuring and consolidation of administrative functions in the third and fourth quarters of 1997. In previous years, the Company focused management time and allocated resources to developing businesses outside of the medical and cosmetic laser industry and financing those businesses. Beginning in the fourth quarter of 1997, the Company focused its efforts on its core business. The Company anticipates general and administrative expense will continue to decrease in the future as the benefits of the third and fourth quarter 1997 restructuring are realized.

     Restructuring and asset write-off costs were approximately $3.3 million for the three months ended September 30, 1997. This non-recurring charge reflects the write-off costs for certain operating assets that the Company believes were not fully realizable. Included in this charge is a $2.7 million reserve for severance costs associated with consolidating the selling, general and administrative functions, including the closing of certain facilities.

     Asset write-off costs of $9.7 million were incurred in the three months ended September 30, 1997. This one time charge reflects asset write-off costs for notes and investments whose value had been permanently impaired.

     Interest expense decreased to $184,000 for the three months ended September 30, 1998, from $728,000 for the three months ended September 30, 1997. This 75% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1998 as compared to 1997.

     Other (expense) income was income of approximately $396,000 for the three months ended September 30, 1998. This amount was principally related to a realized net gain from the Company's trading securities. The Company incurred other expenses of approximately $375,000 for the three months ended September 30,1997. This amount reflects unrealized losses from the Company's trading securities.

     The Company had no loss from discontinued operations for the three months ended September 30, 1998 due to the fact that it has substantially completed the divestiture of its discontinued operations in the second quarter of 1998. This compares to losses of $15 million from discontinued operations for the three months ended September 30, 1997. (See Note 7 of Notes to Consolidated Financial Statements.)

REVENUE AND GROSS MARGIN: NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the nine months ended September 30, 1998, the Company had revenues of $30 million as compared to $15.7 million for the nine months ended September 30, 1997. The increase in the Company's revenue of $14.3 million or 91% from the nine months ended September 30, 1997 was mainly due to additional sales volume of $22 million associated with the introduction of the LightSheer(TM) diode laser combined with a decrease in revenue of approximately $7.7 million in other cosmetic product revenue. The Company obtained FDA clearance to market and sell its LightSheer(TM) laser for hair removal and leg vein treatment in the United States at the end of 1997. The decrease in sales volume associated with the Company's EpiLaser(R) ruby laser was due to the Company's focus on bringing the LightSheer(TM) laser to market while further developing a new generation of ruby hair removal laser. Using its core ruby laser technology, originally developed for tattoo and pigmented lesion removal, Palomar developed its long pulse EpiLaser(R) ruby laser that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with Company's patented cooling handpiece, allows safe and effective hair removal. Palomar's new generation long pulse ruby laser is expected both to permit more rapid treatment of large areas of the body such as the back, chest, abdomen, legs and arms and to be manufactured at a higher gross margin than the Company's current EpiLaser(R) laser. In July 1998 the Company obtained FDA clearance to market and sell its EpiLaser(R) laser in the United States for "permanent hair reduction."

     The Company is in negotiations with Coherent regarding the sale of the Company's Star subsidiary, which manufactures the Company's LightSheer(TM) diode laser. The parties have announced that, if the transaction is consummated, the sale price for Star is expected to be in the range of $60 to $65 million, payable in cash. However, at this time, the parties have not agreed to all of the terms of the transaction. Because a number of significant issues regarding the terms of the transaction remain unresolved, there can be no assurance that the parties will reach agreement. Due to the uncertain nature of transaction
negotiations,   the   likelihood   that  an   agreement   will  be   reached  is

     indeterminable. If an agreement is reached, consummation of the transaction would be subject to the approval of the stockholders of Palomar, as well as certain regulatory approvals and other standard closing conditions. If the transaction is consummated, revenue would decline significantly in the near term and the successful introduction and marketing of new products will become more critical to the Company's long-term success.

     Gross margin for the nine months ended September 30, 1998 was approximately $13.1 million (44% of revenues) versus $1.3 million (8% of revenues) for the nine months ended September 30, 1997. The increase in gross margin and gross margin percentage was caused by the introduction of the LightSheer(TM) diode laser system. This new laser system has a significantly higher gross margin than the Company's EpiLaser(R) laser.

OPERATING AND OTHER EXPENSES: NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Research and development costs were $5.7 million for the nine months ended September 30, 1998 and $7.8 million for September 30, 1997. Research and development expenses as a percent of revenue totaled 19% for the nine months ended September 30, 1998 and 50% for the nine months ended September 30, 1997. The decline in spending is primarily the result of the Company receiving FDA approval for the LightSheer(TM) laser at the end of 1997. The continued spending on research and development reflects the Company's commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Among the Company's research and development goals in hair removal is to design systems permitting more rapid treatment of large areas, and to produce systems with high gross margins. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets.

     Selling and marketing expenses increased to $10.5 million (35% of revenues) for the nine months ended September 30, 1998, from approximately $4.3 million (27% of revenues) for the nine months ended September 30, 1997. The increase in selling and marketing expenses is attributable to the costs associated with the Company's distribution agreement with Coherent which increase in direct proportion to sales volume.

     General and administrative expenses decreased to $7.0 million (23% of revenues) for the nine months ended September 30, 1998, as compared to $13.3 million (85% of revenues) for the nine months ended September 30, 1997. This decrease is attributable to the Company's successful restructuring and consolidation of administrative functions in the third and fourth quarters of 1997. In previous years, the Company used management's time and allocated resources to developing businesses outside of the medical and cosmetic laser industry and financing the non-core businesses. Beginning in the fourth quarter of 1997, the Company focused its efforts on its core business. The Company anticipates general and administrative expense will continue to decrease in the future as the benefits of the third and fourth quarter 1997 restructuring are realized.

     For the nine months ended September 30, 1998, the Company did not incur settlement expenses. Settlement costs of $3.2 million were incurred in the nine months ended September 30, 1997. These charges consisted mainly of a legal accrual related to a legal settlement with an investment bank.

     Restructuring and asset write-off costs were approximately $3.3 million for the nine months ended September 30, 1997. This non-recurring charge reflects the write-off costs for certain operating assets that the Company believes were not fully realizable. Included in this charge is a $2.7 million reserve for severance coasts associated with consolidating the selling, general and administrative functions, including the closing of certain facilities.

     Interest expense decreased to $1.0 million for the nine months ended September 30, 1998, from $3.3 million for the nine months ended September 30, 1997. This 69% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1998 as compared to 1997.

     Asset write-off costs of $9.7 million were incurred in the nine months ended September 30, 1997. This non-recurring charge reflects asset write-off costs for notes and investments whose value had been permanently impaired.

     The loss from discontinued operations for the nine months ended September 30, 1998 was $2.6 million compared to a loss of $23.6 million for the nine months ended September 30, 1997. The loss from discontinued operations in 1998 was due to a delay in the disposition of Dynaco resulting in operating expenses of approximately $1.1 million above the estimated operating expenses accrued for at December 31, 1997. A loss on disposition of discontinued entities for the nine months ended September 30, 1998 of $1.5 million was incurred. The majority of this charge relates to management's decision to write-off the carrying value of its investment in Nexar.

     Other (expense) income was approximately $751,000 of income for the nine months ended September 30, 1998. This amount primarily consists of realized gains on the Company's trading securities.

Liquidity And Capital Resources

     As of September 30, 1998, the Company had $2.7 million in cash, cash equivalents and trading securities. During the nine months ended September 30, 1998 the Company generated $9.9 million and $3.1 million in net proceeds from the issuance of common stock and short-term notes payable, respectively. The Company's net cash used in operating activities for the nine months ended September 30, 1998 was approximately $9.4 million.

     The Company's net loss for the nine months ended September 30, 1998 included approximately $2.2 million of non-cash depreciation and amortization expense.

     The Company anticipates that capital expenditures for the remaining three months of 1998 will total approximately $250,000. The Company will finance these expenditures with cash on hand, the line of bank credit and equipment leasing lines. However, there can be no assurance that the Company will be able to obtain the necessary financing.

     On September 23, 1998, the Company received a commitment letter from a bank for a $10,000,000 revolving line of credit. This line of credit will mature on March 31, 2000 will bear interest at the bank's prime rate (8.00% at September 30, 1998). Borrowings under this line of credit will be limited to 80% of domestic accounts receivable, as defined. A director of the Company has personally guaranteed borrowings under this line of credit.

     The Company has also considered and expects to continue to consider intellectual property licensing agreements, the sale of intellectual property rights that the Company does not intend to exploit, the sale of operating subsidiaries, and mergers, acquisitions, or other transactions to provide additional financing to fund future products and research and development.

     The Company is in negotiations with Coherent regarding the sale of the Company's Star subsidiary, which manufactures the Company's LightSheer(TM) diode laser system. The parties have announced that, if the transaction is consummated, the sale price for Star is expected to be in the range of $60 to $65 million, payable in cash. However, at this time, the parties have not agreed to all of the terms of the transaction. Because a number of significant issues regarding the terms of the transaction remain unresolved, there can be no assurance that the parties will reach agreement. Due to the uncertain nature of transaction negotiations, the likelihood that an agreement will be reached is indeterminable. If an agreement is reached, consummation of the transaction would be subject to the approval of the stockholders of Palomar, as well as certain regulatory approvals and other standard closing conditions.

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

     In connection with the disposition of Comtel, Inc. ("Comtel"), a former wholly-owned subsidiary in the electronics segment, the Company guaranteed $2,500,000 of a $3,300,000 line of credit extended by a loan association to Biometric Technologies Corp. ("BTC"), the buyer of Comtel. The stockholders of BTC have personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1,500,000 in the event the Company is obligated to honor this guaranty. The amount BTC has outstanding under the line of credit at September 30, 1998 was approximately $2,633,000.

     The Company has historically incurred significant losses. While the Company achieved profitable operations for the three months ended September 30, 1998, there can be no assurance that this will continue. Therefore, the Company may need to continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations. There can be no assurance that events in the future will not require the Company to seek additional financing. The Company continues to investigate several financing alternatives, including the sale of intellectual property rights that the Company does not intend to exploit, the sale of operating subsidiaries, strategic partnerships, and mergers, acquisitions, or other transactions. Based on its historical ability to raise funds as necessary and ongoing discussions with potential financing sources, the Company believes that it will be successful in obtaining additional financing, if required, in order to fund future operations. Although the Company believes it will be successful in obtaining additional financing, there can be no assurance that any such financing will be available on terms satisfactory to the Company. The report of the Company's independent public accountants in connection with the Company's Consolidated Balance Sheets at December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the three years ended December 31, 1997 includes an explanatory paragraph stating that the Company's recurring losses, working capital deficiency and stockholders' deficit raises substantial doubt about the Company's ability to continue as a going concern.

Material Uncertainties

     Year 2000 Issues
     ----------------

     During 1998, the Company has been actively  engaged in addressing Year 2000
(Y2K) issues, which result from the use of two-digit, rather than four-digit, year dates in software, a practice which could cause date-sensitive systems to malfunction or fail because they may not recognize or process date information correctly.

STATE OF READINESS: To manage its Y2K program, the Company has divided its efforts into four program areas:

                  *   Information  Technology (computer hardware, and software)
                  *   Physical Plant  (manufacturing  equipment and facilities)
                  *   Products   (including   product   development)   Extended
                  *   Enterprise (suppliers and customers)

     For each of these program areas, the Company is using a four-step approach:

                  *   Ownership (creating awareness, assigning tasks)
                  *   Inventory (listing items to be assessed for Y2K readiness)
                  *   Assessment (prioritizing the inventoried items, assessing
                      their  Y2K   readiness,   planning   corrective   actions,
                      developing initial contingency plans)
                  * Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans)

     At September 30, 1998, the Ownership, Inventory and Assessment steps were essentially complete for all program areas. The Company expects to complete Corrective Action Deployment by June 1999.

COSTS TO ADDRESS Y2K ISSUES: The Company's estimated aggregate costs for its Y2K activities from 1998 through 2000 are expected to be less than $100,000. To date the Company has spent approximately $10,000.

RISKS OF Y2K ISSUES AND CONTINGENCY PLANS: The Company continues to assess the Year 2000 issues relating to its physical plant, products and suppliers. The Company intends to develop a contingency planning process to mitigate worst-case business disruptions such as delays in product delivery, which could potentially result from events such as supply chain disruptions. The Company expects its contingency plans to be complete by June 1999.

     Sale Of Star
     ------------

     Although Palomar and Coherent have announced that they are in negotiations regarding the sale of the Company's Star subsidiary, the parties have not agreed to all the terms of the transaction. Because a number of significant issues regarding the terms of the transaction remain unresolved, there can be no assurance that the parties will reach agreement. Due to the uncertain nature of transaction negotiations, the likelihood that an agreement will be reached is indeterminable. If an agreement is reached, consummation of the transaction would be subject to the approval of the stockholders of Palomar, as well as certain regulatory approvals and other standard closing conditions.

     Nasdaq Stock Market Listing
     ---------------------------

     By letter dated October 13, 1998, the Nasdaq Stock Market ("Nasdaq") brought to the Company's attention Nasdaq's concern regarding the continued listing of the Company's common stock on the Nasdaq SmallCap Market, based on the fact that the Company's common stock had failed to maintain a closing bid price greater or equal to $1.00 over the previous thirty consecutive trade dates. Nasdaq informed the Company that it has ninety calendar days (until the close of business on January 13, 1998) in which to regain compliance with Nasdaq's $1.00 minimum bid price requirement. Although the Company's common stock may be subject to delisting on January 13, 1998, the Company may stay the delisting by requesting a hearing before such time. If the Company has not regained compliance with the minimum bid price requirement by January 13, 1998, the Company intends to appeal a potential delisting to Nasdaq's Listing and Hearing Review Committee and anticipates that delisting of the Company's common stock may be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain Nasdaq listing for the Company's common stock (whether as a result of failure to meet the minimum bid price requirement, the market value requirement or other requirements imposed by Nasdaq). The Company's management anticipates that the absence of the Nasdaq listing for the Company's common stock would have an adverse effect on the market for, and potentially the market price of, the Company's common stock. If the Company's common stock is delisted from Nasdaq, the Company expects that brokers would continue to make a market in the Company's common stock on the OTC Bulletin Board.

Factors That May Affect Future Results

     From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). This report may also contain statements that are deemed to be forward-looking information under the Reform Act, including, without limitation, statements relating to sale of the Company's Star subsidiary; products under development; maintenance of Nasdaq listing for the Company's common stock; financial projections; gross margin, distribution and product improvements; growing market demand; additional financings; increases in revenues; and research and development, selling and marketing, general and administrative and capital expenditures. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or
circumstances   after  the  date  hereof  or  to  reflect  the   occurrence   of
unanticipated events. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which cautionary statements are made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On March 7, 1997, Selvac Acquisition Corp. ("Selvac"), a subsidiary of Mehl Biophile International, Inc. ("Mehl"), filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleged that the Company's EpiLaser(R) ruby laser hair removal system infringed a patent licensed to Selvac (the "Selvac Patent") and that the Company unfairly competed by promoting the EpiLaser(R) ruby laser hair removal system for hair removal before it had received FDA approval for that specific application. On May 18, 1998 the court granted the Company's motion for partial summary judgment on the ground that the Selvac patent is invalid because prior art anticipated it. The court has since denied Selvac's motion for reconsideration of the summary judgment ruling. On September 25, 1998, the court denied Selvac's motion for reconsideration of its prior order dismissing so much of Selvac's unfair competition claim as relied on interpreting the Food, Drug and Cosmetics Act or FDA regulations, and dismissed without prejudice the state law remainder of Selvac's unfair competition claim. On October 26, 1998, Selvac filed its notice of appeal to the Court of Appeals for the Federal Circuit.

     On October 16, 1997, the Company brought a declaratory judgment action in United States District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). The defendants in this action are Banque SCS Alliance SA, Arbuthnot Fund Managers, Ltd., Banca Commerciale Lugano, Privatinvest Bank AG (these four defendants being referred to collectively as the "Asserting Holders"), CUF Finance S.A., Fibi Bank (Schweiz) AG, Teawood Nominees, Ltd., JS Gadd & CIE, SA, Swedbank (Luxembourg) SA, Christiana Bank Luxembourg SA, (now known as Credit Agricole Indosuez), Landatina Financiera SA and American Stock Transfer & Trust Co., as trustee ("Trustee"). Just prior to this suit, the Asserting Holders had alleged that the Company is in breach of certain protective covenants under the indenture. The Company believes that it is not in default under any protective covenants, and the Company's action seeks a declaration from the Court to that effect. All payments on the Swiss Franc Debentures were current to the time of suit. On October 22, 1997, the Asserting Holders sued the Company and all of its principal subsidiaries in the same court; the October 16th and October 22nd cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22nd case. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures (which amounts to about US$5,000,000 at recent exchange rates). As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. Palomar filed a motion for summary judgment, asserting that its conversion of the debentures into Palomar common stock deprives the plaintiffs of standing to bring a claim. That motion has been denied without prejudice, and the court also denied the plaintiffs' motion for summary judgment. By mutual agreement, the Asserting Holders and the Company requested that the case be removed from the Court's October 1998 trial calendar. The parties have discussed ways to resolve their dispute, but there can be no assurance that all the debentureholders, including the Asserting Holders, and Palomar will complete a proposed settlement. If the case is returned to the trial calendar, the Company expects vigorously to contest the claims of the Asserting Holders, as the Company believes its position in the lawsuit is correct, and that the debt cannot properly be accelerated.

ITEM 2.   CHANGES IN SECURITIES

     Pursuant to Section 4(2) of the Act, on July 22, 1998, the Company sold 1,800,000 shares and 1,200,000 shares of the Company's common stock to Rockside Foundation and an individual investor, respectively, for an aggregate amount of $3,000,000. In addition, for every share purchased the investor received a warrant to purchase the Company's common stock for $3.00 per share. These warrants expire five years from the closing date and are exercisable beginning six months after the closing date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

10.1 Letter Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated September 10, 1998.

27.1     Financial Data  Statement,  Restated,  for the period ended
         September 30, 1997.

27.2     Financial Data Statement, for the period ended September 30, 1998.

(B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on November 13, 1998.

                                            PALOMAR MEDICAL TECHNOLOGIES, INC.
                                            ----------------------------------
                                                      (Registrant)

DATE:  November 13, 1998                    By:    /S/ LOUIS P. VALENTE
                                                ------------------------------
                                                   Louis P. Valente
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

DATE:  November 13, 1998                     By:    /S/ JOSEPH P. CARUSO
                                                ------------------------------
                                                   Joseph P. Caruso
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer
                                                   and Principal
                                                   Accounting Officer)