Form 10-K/A
period 1997-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-02-12
CIK 881695

FORM 10-K/A-1


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997

                         Commission file number: 0-22340

                        PALOMAR MEDICAL TECHNOLOGIES, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                                                         04-3128178
--------------------------------------------------------------                      -----------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)

               45 Hartwell Avenue, Lexington, Massachusetts 02173
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (781) 676-7300
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange on
         Title of each class                           which registered
         -------------------                        ------------------------
           Not Applicable                                Not Applicable

          Securities registered pursuant to Section 12 (g) of the Act:
          ------------------------------------------------------------
                          Common Stock, $.01 par value

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

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                                     PART I

Item 1.  Business.

(a)      Introduction

         Palomar Medical Technologies, Inc. (the "Company" or "Palomar" or the "Registrant") was organized in 1987 to design, manufacture and market lasers, delivery systems and related disposable products for use in medical procedures. In December 1992 the Company went public. Subsequently, the Company pursued an aggressive acquisition program, acquiring companies in its core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets, among other reasons. By the beginning of 1997, the Company had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market its EpiLaser(R) hair removal laser system in March 1997, the Company was well positioned to focus on what it believes is the most promising product in its core laser business. Hence, under the direction of a new Board and management, the Company undertook an ambitious program in 1997 of exiting all non-core businesses and investments and focusing only on those businesses which it believes hold the greatest promise for maximizing stockholder value. Currently, the Company has four subsidiaries, one of which, Dynaco Corp. ("Dynaco"), the only remaining electronics subsidiary, the Company anticipates exiting in 1998. (See Report on Form 8-K filed December 23, 1997.) The remaining three subsidiaries are Palomar Medical Products, Inc. ("PMP"), in Lexington, Massachusetts, where the Company's ruby hair removal laser system is manufactured, Star Medical Technologies, Inc. ("Star") in Pleasanton, California, where the Company's diode hair and leg vein removal laser is manufactured, and Cosmetic Technology International, Inc. ("CTI"), also headquartered in Lexington, Massachusetts, which provides cosmetic laser services.

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

         As a result of financing activities, business developments, mergers and acquisitions, issuance of incentive stock options and warrants to purchase common stock to attract and retain key employees, the Company's issued and outstanding shares of common stock have increased to 45,792,585 at December 31, 1997. The Company also had additional reserved but unissued shares of common stock of 31,149,432 shares at December 31, 1997. The Company's issued and outstanding shares of common stock increased subsequent to December 31, 1997 to 59,553,243 shares with additional reserved but unissued shares of common stock of 28,180,020 shares as of March 20, 1998. A substantial number of the Company's reserved shares are registered and could be resold into the public market. (See
Item 7. "Risk Factors - Issuance of Reserved Shares; Registration Rights; Issuance of Preferred Stock and Debenture Could Affect Rights of Common
Stockholders and Significant Outstanding Indebtedness; Subordination of Debentures.")

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

                                     PART II

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

         Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," the consolidated financial statements of the Company have been reclassified to reflect the dispositions of the Electronic Subsidiaries. Accordingly, the revenues, cost and expenses, assets and liabilities and cash flows of the Electronics Subsidiaries have been reported as discontinued operations in these consolidated financial statements. (See Note 2 to Financial Statements.)

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

         Research and development costs increased to $11,990,332 (57.1% of revenues) for the year ended December 31, 1997, from $6,297,477 (35.8% of revenues) for the year ended December 31, 1996. This 90.4% increase in research and development reflects the Company's strategic decision to accelerate its research and development efforts during 1997 to develop and obtain FDA clearance for its successor hair removal and other cosmetic products using the Company's proprietary cooling technology licensed from MGH. The Company also continued to concentrate on the development of additional products for other medical laser applications. Although as part of its agreement with Coherent, the Company has committed to certain minimum research and development spending levels, management believes that research and development expenditures in the aggregate and as a percentage of revenues will substantially decrease over the next year as the Company introduces to the market its successor hair removal products. (See Item 1. "Description of Business Research and Development.")


         Selling and marketing expenses increased to $6,959,750 (33.2% of revenues) for the year ended December 31, 1997, from $5,076,941 (28.8% of revenues) for the year ended December 31, 1996. This 37.1% increase reflected the Company's effort to expand its marketing and distribution for the Company's EpiLaser(R) laser system. The Company anticipates that its aggregate selling and marketing expenses will increase as revenues increase due to the costs associated with its distribution agreement with Coherent because Coherent receives a commission for each of the Company's products that it sells to compensate it for its selling and marketing efforts. (See "Risk Factors - Dependence on New Relationship With Coherent.")



         General and administrative expenses increased to $15,332,241 (73.0% of revenues) for the year ended December 31, 1997, from $9,752,922 (55.4% of revenues) for the year ended December 31, 1996. This 57.2% increase was the result of additional administrative resources required at the Company's now closed corporate offices and subsidiaries to oversee the growth of the Company's medical products and service businesses, the initial public offering of common stock of Nexar, and divestiture efforts substantially completed during 1997, totaling approximately $500,000. Additional general and administrative costs were also incurred at Palomar Medical Products, Inc., CTI and Palomar Technologies, Ltd. totaling approximately $1,400,000, $2,300,000 and $1,000,000, respectively. The majority of these general and administrative expenditures incurred by the subsidiaries were for employee and infrastructure expenses to manage the transition from a development stage company to the commercialization stage. The Company anticipates that general and administrative expenses will decrease in the aggregate amount and as a percentage of revenues in 1998 as a result of the third quarter restructuring effort.


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

(c)      Liquidity and Capital Resources


         During 1996, the Company reorganized its operations, and as such became a holding company with no significant operations or assets other than its investments in operating subsidiaries and strategic investments. The Company depends upon dividends, cash advances and/or other cash payments from its subsidiaries to meet its cash flow requirements. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations.



         In order to meet these cash flow requirements and fund operating losses at the Company's subsidiaries, the Company has generated $16.7 million, $15.0 million and $5.6 million in net proceeds from the issuance of convertible debentures, the sale of its preferred stock, and the private placement of Palomar-owned Nexar common stock, respectively, during the year ended December 31, 1997. The Company may be required to raise additional funds to meet future cash flow requirements for the Company's subsidiaries. As of December 31, 1997, the Company had approximately $4,453,000 million in cash, cash equivalents and trading securities.

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


         As of December 31, 1997, accounts receivable totaled approximately $2,249,000. This amount is net of our allowance for doubtful accounts of approximately $746,000. During 1997, revenue increased $11.3 million primarily due to the introduction of the Company's EpiLaser(R) hair removal system. The Company allowance for doubtful accounts as of December 1997 is primarily required for sales of the EpiLaser(R) hair removal system to customers whose accounts receivable balance was potentially uncollectible at year end.


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

         Pursuant to Accounting Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, the consolidated financial statements of the Company have been reclassified to reflect the dispositions of the aforementioned subsidiaries that comprise the electronics segment. Accordingly, the assets and liabilities, revenues and expenses, and cash flows of the electronics segment have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net assets of these entities have been reported as "Net Assets of Discontinued Operations" in the accompanying Consolidated Balance Sheets; the net operating losses of these entities have been reported as "Net Loss from Discontinued Operations" in the accompanying Consolidated Statements of Operations; the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations" in the accompanying Consolidated Statements of Cash Flows.

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

         The assets and liabilities of the discontinued operations as of December 31, 1997 represent the financial position of Dynaco. The assets and liabilities of the discontinued operations as of December 31, 1996 represent the financial position of Dynaco, Comtel and Dynamem. The loss from operations for all of the discontinued operations from the measurement date October 1, 1997 through the date of disposition for Comtel and Dynamem or December 31, 1997 for Dynaco total approximately $3,405,000.

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

         The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including cost in excess of net assets acquired, based on the estimated future cash flows to be generated by such assets (see Note 4). The Company has assessed the realizability of its long-lived assets as of December 31, 1997 and believes them to be realizable.

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

   Basic and diluted net loss per common share
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

(m)      Disclosures about Fair Value of Financial Instruments

         SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 1996 and 1997, financial instruments consisted of principally convertible debentures and preferred stock financings. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 1996 and 1997. Fair values have been determined through information obtained from market sources and management estimates.

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

(4)      Asset Write-off and Restructuring


         In accordance with SFAS No. 121, the Company determined during the third quarter of 1997 that certain investments' carrying values for both its continuing and discontinued operations will not be realizable due to the Company's change in strategy to divest of its investments in non-core businesses. The Company has fully reserved for all such investments from continuing operations resulting in a charge of approximately $10,283,000, which breaks down approximately as follows:

                                          Description                                Carrying Amount

                   Notes Receivable                                                    $2,250,000
                   Investments in Non-Core Businesses                                   8,033,000
                                                                               -----------------------------

                                                                                      $10,283,000
                                                                               =============================


         The notes receivable were deemed to be uncollectible by the Company. The fair values of investments in non-core businesses was determined by management to be zero based on the book value of these companies, their poor financial performance to date, and significant uncertainty as to the ultimate realizability of these investments.

         In the third quarter of 1997, the Company recognized a restructuring charge of $2,700,000 based on the decision to discontinue certain medical product and service business units and consolidate others. The majority of these amounts relate to severance benefits for significant reductions in staffing for all areas of the Company including the elimination of essentially all of the sales and marketing function as a result of the Coherent transaction (Note 12(e)). Management's plan specifically identified 33 employees who were targeted for termination almost exclusively in selling, general and administrative functions. Actual employees terminated as a result of this restructuring totaled 45.




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


                                                                                                             Common
                                                                                                             Common
                                                                                   Outstanding at            Shares
                                                             Face                   December 31,             Issued
                                                                            -----------------------------     Upon
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
                                                         ==============     ==============  ============= =============


         On January 13, 1997, the Company issued $1,000,000 of 5% convertible debentures due January 13, 2002. The convertible debentures have a conversion price equal to 85% of the average closing bid price of the Company's common stock price as defined, provided that in any thirty-day period, the holder of these debentures may convert no more than 33% (or 34% in the last thirty-day period available for conversion) of the debentures. The Company has ascribed a value of $176,471 for the discount conversion feature. This amount is being amortized over a six month period which represents the period to the earliest conversion date.



         On March 10, 1997, the Company issued $5,500,000 of 5% convertible debentures due March 10, 2002. The convertible debentures have a conversion price of 100% of the Company's average stock price, as defined, within the first 90 days and 90% of the average stock price, as defined, thereafter. The Company has ascribed a value of $611,111 for the 10% conversion discount. This amount is being amortized over a six month period which represents the period to the earliest conversion date.



         It is the Company's policy to discount convertible debentures based on the discount conversion price and amortize the discount to operations over the expected life of the convertible debentures, which in most cases is less than the term of the debentures. Accordingly, the Company has credited the ascribed value for the discount features described above to additional paid-in capital. This amount is being amortized over a six month period which represents the period to the earliest conversion date.


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
                                                       =============
                                                        $14,086,028
                                                       =============

(7)       Stockholders' Equity

(a)      Common Stock

         On February  28,  1997,  the Company  and Nexar  entered  into an Asset
Purchase and Settlement agreement with a former executive of Nexar and Technovation Computer Labs Inc. (Licensor). The Licensor was affiliated with a former officer of Nexar. Under the terms of this agreement, the Company agreed to pay this former executive and certain of his affiliates $1,250,000 in cash and deliver $1,500,000 worth of Palomar's common stock in exchange for all right, title and interest in to all the technology licensed under Nexar's license agreement with the Licensor and a patent application related thereto and a complete release and settlement of all claims between this former executive and Nexar.



         The Company agreed to assign to Nexar all of its rights to and title in the technology received under the Asset Purchase and Settlement Agreement and charged to Nexar the cost associated with this claim and the purchase of the technology. Nexar allocated $1,375,000 of the consideration to settle this claim and reflected this amount as a litigation expense in its statement of operations for the year ended December 31, 1996. The remaining consideration totaling $1,375,000 was allocated to the purchase of technology and is being amortized by Nexar over the technology's estimated useful life. The allocation of the purchased technology was based on the value of anticipated royalty payments to the Licensor over the three years ended December 31, 1999.

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

(b)      Preferred Stock

         The Company is authorized to issue up to 5 million shares of preferred stock, $.01 par value. As of December 31, 1996 and 1997, preferred stock authorized, issued and outstanding consists of the following:


                                                                                                    1996             1997
                                                                                                    ----             ----

       Redeemable  convertible  preferred  stock,  Series  E, $.01 par value per share Authorized - 10,000 shares
         Issued and outstanding - 2,151 shares in 1996, liquidation preference of $2,235,615        $ 22             $ --
       Redeemable convertible preferred stock, Series F, $.01 par value per share
         Authorized - 6,000 shares
         Issued and outstanding - 6,000 shares in 1997, liquidation preference of $6,748,500
                                 at December 31, 1997                                                 60               60
       Redeemable  convertible  preferred  stock,  Series  G, $.01 par value per share  Authorized - 10,000 shares Issued and outstanding - 2,684 shares in 1997, liquidation preference of $2,934,742
                                 at December 31, 1997                                                100               27
       Redeemable  convertible  preferred  stock,  Series  H, $.01 par value per share  Authorized - 16,000 shares Issued and outstanding - 7,690 shares in 1997, liquidation preference of $8,031,232
                                 at December 31, 1997                                                 --               77

           Total preferred stock                                                                   $ 182            $ 164
                                                                                                   =====            =====

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


         In addition to the 602,824 shares of common stock issued related to the Series G Preferred conversion, the Company issued to the Series G Preferred stockholder $47,731 in cash dividends and 956,388 shares of Nexar common stock valued at $4,671,597. The reduction to stockholder's equity (deficit) as a result of this transaction was as follows:

             Value of Nexar Common Stock                         $4,671,597
             Accrued Interest and Dividend                         (391,597)
                                                                 $4,280,000


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

         The following table summarizes all stock option activity of the Company for the years ended December 31, 1995, 1996 and 1997:


                                                                 Number of          Exercise           Weighted Average
                                                                   Shares             Price             Exercise Price
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1994                                     1,047,500         $1.00-$3.50            $2.25
            Granted                                                  820,235           0.40-3.00             1.75
            Exercised                                               (285,000)          1.00-3.50             1.76
            Canceled                                                 (75,000)              2.375             2.375
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1995                                     1,507,735         $0.40-$3.50            $2.06
            Granted                                                1,520,000          6.00-10.50             7.08
            Exercised                                               (366,735)          0.40-3.50             1.28
            Canceled                                                  (5,000)               3.00             3.00
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1996                                     2,656,000        $2.00-$10.50            $5.03
            Granted                                                1,747,345           0.01-6.50             2.53
            Exercised                                               (214,845)          0.01-3.00             1.62
            Canceled                                              (1,206,100)        2.375-10.50             6.23
                                                                -------------    ----------------    ----------------------
Outstanding, December 31, 1997                                     2,982,400         $1.50-$8.00            $3.33
                                                                =============    ================   ======================
Exercisable, December 31, 1997                                     1,657,565         $2.00-$8.00            $3.48
                                                                =============    ================    ======================
Available for future issuances under the Plans
            as of December 31, 1997                                  725,255
                                                                =============

         The range of exercise prices for options outstanding and options exercisable at December 31, 1997 is as follows:


                                Options Outstanding                                              Options Exercisable
------------------------------------------------------------------------------------    --------------------------------------
                                        Weighted Average
     Range of            Options            Remaining           Weighted Average           Options        Weighted Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable       Exercise Price
-------------------- ---------------- ---------------------- -----------------------    -------------- -----------------------
   $1.50 - $2.50           2,415,900       3.39 years                $2.36                  1,257,733          $2.30
   $3.00 - $3.50              66,500       1.65 years                 3.23                     66,500           3.23
       $8.00                 500,000       3.65 years                 8.00                    333,332           8.00
                     ---------------- ---------------------- -----------------------    -------------- -----------------------
                           2,982,400       3.40 years                $3.33                  1,657,565          $3.48
                     ================ ====================== =======================    ============== =======================


         The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 which requires disclosure of the pro forma effects on earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18 by valuing the instrument using the black-sholes pricing model, as prescribed by FAS 123, and recording a charge to operations for their fair value. The Company has issued options and warrants to purchase common stock to certain financial intermediaries in connection with various financings at below the fair market value of the underlying stock. The costs associated with these issuances are accounted for as a cost of raising capital and netted against the proceeds from these issuances.



         The majority of options cancelled during the years ended December 31, 1995, 1996 and 1997 were the result of employee terminations. During the year ended December 31, 1997, a total of 1,005,000 options to purchase common stock were repriced to the current fair market value of the underlying common stock of $2.50 per share.

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

         The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the years ended December 31, 1995, 1996 and 1997 for the Company are as follows:

                                                                               December 31,
                                                            1995                  1996                   1997
                                                    ---------------------   -----------------     -------------------

Risk-free interest rate                                    6.08%                 6.37%                  6.09%
Expected dividend yield                                      -                     -                      -
Expected lives                                           3.2 years             4.4 years              3.69 years
Expected volatility                                         55%                   79%                    79%
Weighted-average grant date fair value of
     Options granted during the period                     $3.92                 $4.57                  $2.06


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
                                                         ================  ================  ==================


         The majority of warrants cancelled during the year ended December 31, 1997 were the result of employee terminations. During the year ended December 31, 1997, a total of 240,000 warrants to purchase common stock were repriced to then current fair market values of the underlying common stock ranging from $2.50 to $4.00 per share.

         The range of exercise prices for warrants outstanding and exercisable at December 31, 1997 is as follows:

                               Warrants Outstanding                                             Warrants Exercisable
------------------------------------------------------------------------------------    -------------------------------------

                                           Weighted Average
        Range of           Warrants            Remaining           Weighted Average        Warrants       Weighted Average
     Exercise Prices      Outstanding      Contractual Life         Exercise Price        Exercisable      Exercise Price
  -------------------- ---------------- ---------------------- ----------------------   -------------- ----------------------

      $2.00 - $3.50        2,535,452       3.29 years                  $2.68                1,970,452          $2.52
      $4.00 - $5.25        1,802,420       2.85 years                   4.89                1,402,412           4.99
      $6.00 - $7.50        3,000,000       3.25 years                   6.83                2,399,999           7.03
     $7.69 - $15.00        2,660,158       3.25 years                   6.83                2,460,157           7.03
                     ------------------ ---------------------- ----------------------   -------------- ----------------------
                           9,998,030       3.19 years                  $6.65                8,233,020          $7.01
                     ================== ====================== ======================   ============== ======================

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

         (iii)    Pro Forma Disclosure

         The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock would be as follows:

                                                                                   December 31,
                                                        --------------------------------------------------------------------
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

         The Company is involved in litigation regarding an alleged infringement of a competitor's patent (the "Selvac Patent"). The Company believes that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac Patent. The court has granted Palomar's motion to amend its complaint previously filed to allege that the Selvac Patent was obtained by inequitable conduct, and the Company has moved for summary judgment on the grounds that the Selvac Patent is invalid and was obtained by inequitable conduct. The Company believes that competitor's claims are wholly without merit. Nonetheless, an adverse result could have a material adverse effect on the Company.

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

         Subsequent to year-end the Company redeemed 2,950 shares of Series H Preferred and paid related dividends and interest for a total of approximately $3,589,000. The Company also redeemed 6%, 7% and 8% convertible debentures with a face value of $2,000,000 and related interest for a total of approximately $2,197,000. On March 30, 1998, in resolution of a dispute regarding the redemption of certain Series H Preferred shares, the Company agreed with one of the Series H Preferred stockholders to issue 766,725 shares of common stock for $914,864 in lieu of redeeming 750 shares of Series H Preferred previously redeemed.

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

Exhibit
   No.                                                    Title

^^^^2.1 Stock Purchase Agreement Between and Among Biometric Technologies Corp., Palomar Medical Technologies, Inc. and Dynaco Corp., dated November 17, 1997.

##2.2 Asset Purchase and Settlement Agreement by and among the Company, Nexar Technologies, Inc., Technovation Computer Labs, Inc. and Babar I. Hamirani, dated February 28, 1997.

##2.3 List of exhbiits omitted form the Asset Purchase and Settlement Agreement. (The Company hereby undertakes and agrees to furnish copies of the exhibits and schedules set forth in exhibit 2.2 above to the Commission upon its request.)

-3.1 Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 1996.

&3.2 Certificate of Designation of Series G Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1996.

&&3.3 Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on December 16, 1996.

##3.4 Certificate of Designation of Series H Convertible Preferred Stock as filed with the Delaware Secretary of State on March 26, 1997.

---3.5 Certificate of Correction to Certificate of Incorporation, as filed with the Delaware Secretary of State on September 23, 1997.

^3.6     Bylaws, as amended.

&3.7 Certificate of Designation of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on July 12, 1996.

---3.8 Certificate of Correction to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on September 23, 1997.

^4.1     Common Stock Certificate.

&&&&4.2  Form of 4.5% Convertible Debenture due October 21, 1999, 2000, 2001.

###4.3   Form of 5% Convertible Debenture due December 31, 2001.

###4.4 Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

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

10.19    Form of Securities Purchase Agreement dated September 30, 1997.

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

10.31    Form of 5% Convertible Debenture due March 10, 2002.

##10.32 Subscription Agreement between the Company and Soginvest Bank, dated as of March 13, 1997.

##10.33  6% Convertible Debenture due March 13, 2002.

10.36 Employment Agreement, dated as of September 1, 1997, between the Company and Steven Georgiev.

10.37 Employment Agreement, dated as of January 1, 1997, between the Company and Joseph P. Caruso.

10.38 Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

10.39 Securities Purchase Agreement between the Company and RGC International Investors, LDC, dated March 27, 1997.

##10.40 Registration Rights Agreement between the Company and RGC International Investors, LDC, dated March 27, 1997.

10.41 Binding Term Sheet between the Company and Hechtor Wiltshire, dated March 27, 1998.

10.42 Securities Purchase Agreement between the Company and various entities, dated February 20, 1998.

10.43 Security Agreement - Stock Pledge between the Company and Coast Business Credit, dated December 31, 1997.

10.44 Secured Promissory Note between the Company and Coast Business Credit, dated December 31, 1997.

10.45 Continuing Guaranty between the Company and Coast Business Credit, dated December 5, 1996.

10.46    License  Agreement  between  the  Company  and  Massachusetts   General
         Hospital, dated August 18, 1995.

10.47    First Amendment  to  License   Agreement   between  the  Company  and
         Massachusetts General Hospital, dated August 18, 1995.

10.48    Second Amendment  to  License   Agreement   between  the  Company  and
         Massachusetts General Hospital, dated August 18, 1995.

21       List of Subsidiaries.

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

^^^^ Previously filed as an exhibit to Form 8-K filed on December 23, 1997, and incorporated herein by reference.

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

### Previously filed as an exhibit to Form S-3 Registration Statement No. 333-22725 filed on March 4, 1997 and incorporated herein by reference.

- Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference.

--       Previously filed as an exhibit to Form S-8  Registration  Statement No.
         33-97710  filed  on  October  4,  1995,  and  incorporated   herein  by
         reference.

--- Previously filed as an exhibit to the Company's Quarterly Report on Form 10--Q for the quarter ended September 30, 1997, and incorporated herein by reference.

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

&&&& Previously filed as an exhibit to Form S-3 Registration Statement No. 333-28251 filed on May 30, 1997 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on February 12, 1998.


                                              PALOMAR MEDICAL TECHNOLOGIES, INC.





                                               By:  /s/ Louis P. Valente
                                                  ------------------------------
                                                        Louis P. Valente
                                                        Chief Executive Officer
                                                        and President

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                          Name                                   Capacity                             Date

            /s/ Louis P. Valente                 President, Chief Executive                      February 12, 1998
            ---------------------------------
            Louis P. Valente                     Officer and Director

            /s/ Joseph P. Caruso                 Chief Financial Officer and Treasurer           February 12, 1998
            ---------------------------------
            Joseph P. Caruso                     (Principal Financial Officer and
                                                 Principal Accounting Officer)

            /s/  Nicholas P. Economou            Director                                        February 12, 1998
            ---------------------------------
            Nicholas P. Economou


            /s/ A. Neil Pappalardo               Director                                        February 12, 1998
            ---------------------------------
            A. Neil Pappalardo


            /s/ James G. Martin                  Director                                        February 12, 1998
            ---------------------------------
            James G. Martin