Form 10-Q/A
period 1998-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-02-12
CIK 881695

FORM 10-Q/A-2

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


               45 Hartwell Avenue, Lexington, Massachusetts 02421
                    (Address of principal executive offices)

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

         On August 27, 1997, Pamela Siegman, as Trustee for the Pamela Siegman Trust, filed an action in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and each of its current directors and two former directors. Siegman, purportedly on behalf of similarly situated shareholders, claimed disclosure errors and omissions in the Company's annual meeting proxy statement, and sought a declaration that the Company's preferred stock is void because of a purported deficiency in the Company's Certificate of Incorporation. On March 9, 1998, the Court of Chancery ruled against Siegman on all of her claims (she had abandoned some of her claims prior to the Court's ruling). On July 13, 1998, the Court allowed (in part) Siegman's request for attorney fees, reasoning that while the Company's Certificates of Correction of its Certificate of Incorporation operated retroactively to the date of the original Certificate of Incorporation to cure any defect of authority to issue preferred stock in series, those Certificates of Correction were filed after Siegman's suit was begun, and she was entitled to fees up to the date of that filing. Siegman took no appeal, and Palomar paid the $125,000 fee award.


Item 4.  Submission of Matters to a Vote of Security Holders

         The following table sets forth a brief description of each matter voted upon and the number of votes cast for or against, as well as the number of abstentions and broker non-votes, as to each such matter, at the Company's Annual Meeting of Stockholders held on June 1, 1998.

-------------------------------- ------------------- --------------- ---------------- ----------------
                                      Votes              Votes                            Broker
           Matter                      For              Against        Abstentions       Non-Votes
-------------------------------- ------------------- --------------- ---------------- ----------------
Charter Amendment To                 45,365,931        4,543,854         315,142           None
increase authorized shares
of common stock from
100,000,000 to 120,000,000

-------------------------------- ------------------- --------------- ---------------- ----------------
Approval of 1998 Stock               11,224,398          571,629         417,894        33,618,116
Option Plan

-------------------------------- ------------------- --------------- ---------------- ----------------
Ratification of Selection of         49,768,925          254,877         308,155           None
Arthur Andersen LLP as the
Company's Auditors

-------------------------------- ------------------- --------------- ---------------- ----------------
Election of Directors

-------------------------------- ------------------- --------------- ---------------- ----------------
     Louis P. Valente                49,572,431          759,526           None            None

-------------------------------- ------------------- --------------- ---------------- ----------------
     James G. Martin                 49,583,531           748,396          None            None

-------------------------------- ------------------- --------------- ---------------- ----------------
     A. Neil Pappalardo              49,583,531           748,398          None            None

-------------------------------- ------------------- --------------- ---------------- ----------------
     Nicholas P. Economou            49,581,861           748,396          None            None

-------------------------------- ------------------- --------------- ---------------- ----------------


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1*    Second Amended 1996 Employee Stock Purchase Plan.

10.2*    Second Loan Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated May 7, 1998.

10.3*    Loan  Agreement  between  Palomar  Medical  Technologies,  Inc. and  Coherent,  Inc.,  dated May 22, 1998.
         (Portions omitted pursuant to a request for confidential treatment.)

10.4     Fifth Amendment to the Schedule to the Loan and Security  Agreement between Palomar Medical  Technologies,
         Inc. and Coast Business Credit, dated April 29, 1998.

27.1*    Financial Data Statement, Restated, for the period ended June 30, 1997.

27.2*    Financial Data Statement, for the period ended June 30, 1998.


(b)      Reports on Form 8-K.

         Form 8-K filed June 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on February 12, 1999.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                         (Registrant)



DATE:  February 12, 1999                   By:     /s/ Louis P. Valente
                                                   --------------------
                                                   Louis P. Valente
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

DATE:  February 12, 1999                           /s/ Joseph P. Caruso
                                                   --------------------
                                                   Joseph P. Caruso
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)