Form 10-Q/A
period 1998-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-02-12
CIK 881695

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

5.       NOTES PAYABLE

Notes payable consist of the following:

                                                                                             December 31,      September 30,
                                                                                                1997               1998
                                                                                           ----------------   ---------------
Convertible debentures                                                                        $10,683,440      $2,500,000
Note payable issued in connection with guaranty on behalf of discontinued subsidiary            3,233,000       2,290,042
Short-term notes payable to Coherent, Inc.                                                            ---       4,000,000
Advance from Coherent, Inc.                                                                           ---         148,986
Other notes payable                                                                               169,588             ---
                                                                                           ---------------- ---------------
                                                                                               14,086,028       8,939,028
Less - current maturities                                                                      (1,640,465)     (5,765,486)
                                                                                           ---------------  ---------------
                                                                                              $12,445,563      $3,173,542
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

(d)      Revolving Line of Credit

On September 23, 1998 the Company received a commitment letter from a bank for a $10,000,000 revolving line of credit. The commitment letter provides, among other things, that:

          -    The line of credit will mature on March 31, 2000;

          - The line of credit will bear interest at the bank's prime rate (8.00% at September 30, 1998);

          - Borrowings will be limited to 80% of domestic accounts receivable under 90 days from invoice; and

          - A director of the Company will personally guaranty borrowings under the line of credit.


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

(e)      Reserved Shares

         As of September 30, 1998, the Company had reserved shares of its common stock for the following:

                                                                            September 30,
                                                                                 1998
                                                                            ---------------
             Convertible debentures                                              3,739,915
             Stock option plans                                                  6,707,655
             Warrants                                                           19,749,578
             Employee 401(k) plan                                                  554,787
             Employee stock purchase plan                                          439,272
             Convertible preferred stock                                         3,950,631
             Common stock reserved in
               connection with guarantee of note
               payable on behalf of discontinued
               subsidiary                                                        3,250,000
                                                                            ---------------
                                   Total                                        38,391,838
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

         Pursuant to Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been reclassified to reflect the disposition of the electronics segment. Accordingly, the assets and liabilities, revenues and expenses, and cash flows of the electronics segment have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net assets / liabilities of these entities have been reported as "Net Assets / Liabilities of Discontinued Operations" in the accompanying Consolidated Condensed Balance Sheets; the net operating losses of these entities have been reported as "Net Loss from Discontinued Operations" in the accompanying Consolidated Statements of Operations; the net cash flows of these entities have been reported as "Net Cash (Used In) Provided by Discontinued Operations" in the accompanying Consolidated Statements of Cash Flows.

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


9.        NET LIABILITIES OF DISCONTINUED OPERATIONS

         On December 31, 1997 the Company entered into an Exchange Agreement and sold 500,000 share of Nexar's common stock to GFL Advantage Fund Limited ("GFL") for $2,000,000. Under the terms of the Exchange Agreement Palomar guaranteed GFL a minimum selling price of $5.00 a share with respect to 400,000 shares of Nexar's common stock over a two year time period. The Company is obligated to pay GFL on January 1, 2000 the difference between $5.00 and the price at which GFL sells the shares of common stock. As of September 30, 1998, the deferred gain related to this transaction totaled $1,687,079 and represents the total amount due to GFL after GFL sold their 400,000 common shares of Nexar stock.

         As of November 13, 1998, the Company owns 2,000,000 shares of Nexar's common stock and 45,684 shares of Nexar Convertible Preferred Stock convertible into 406,080 shares of Nexar's common stock. The Company estimates that it owns approximately 18.99% of Nexar. The Company has been actively trying to sell the remaining shares of Nexar common stock; however, the Company may not be successful since Nexar filed in the United States Bankruptcy Court a petition for reorganization under Chapter 11 of title 11 of the United States Code on December 17, 1998. Furthermore, Nexar has been delisted from The Nasdaq Stock Market due to Nexar's failure to satisfy Nasdaq listing requirements.



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

         Selling and marketing expenses increased to $4.4 million (32% of revenues) for the three months ended September 30, 1998, from approximately $1.7 million (29% of revenues) for the three months ended September 30, 1997. The increase in selling and marketing expenses is attributable to the costs associated with the Company's exclusive distribution arrangement with Coherent which increase in direct proportion to sales volume under the terms of the Company's Sales Agency Agreement with Coherent, because Coherent receives a commission for each of the Company's products that it sells, to compensate it for its selling and marketing efforts.


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

         Other (expense) income was income of approximately $396,000 for the three months ended September 30, 1998. This amount was principally related to a realized net gain from the Company's trading securities. The Company incurred other expenses of approximately $375,000 for the three months ended September 30, 1997. This amount reflects unrealized losses from the Company's trading securities.

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

         The Company is in negotiations with Coherent regarding the sale of the Company's Star subsidiary, which manufactures the Company's LightSheer(TM) diode laser. The parties have announced that, if the transaction is consummated, the sale price for Star is expected to be in the range of $60 to $65 million, payable in cash. However, at this time, the parties have not agreed to all of the terms of the transaction. Because a number of significant issues regarding the terms of the transaction remain unresolved, there can be no assurance that the parties will reach agreement. Due to the uncertain nature of transaction negotiations, the likelihood that an agreement will be reached is indeterminable. If an agreement is reached, consummation of the transaction would be subject to the approval of the stockholders of Palomar, as well as certain regulatory approvals and other standard closing conditions. If this transaction is consummated, revenues would decline significantly in the near term and the successful introduction and marketing of new products will become more critical to the Company's long-term success.

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


         Selling and marketing expenses increased to $10.5 million (35% of revenues) for the nine months ended September 30, 1998, from approximately $4.3 million (27% of revenues) for the nine months ended September 30, 1997. The increase in selling and marketing expenses is attributable to the costs associated with the Company's distribution agreement with Coherent which increase in direct proportion to sales volume under the terms of the Company's Sales Agency Agreement with Coherent, because Coherent receives a commission for each of the Company's products that it sells, to compensate it for its selling and marketing efforts.


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

         Other (expense) income was approximately $751,000 of income for the nine months ended September 30, 1998. This amount primarily consists of realized gains from the Company's trading securities.

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


         As of September 30 1998, the Company's accounts receivable total approximately $5,901,000. This amount is principally related to accounts receivable due from the sale of Star's LightSheer(TM) diode laser. The Company began shipping this product in the first quarter of 1998.


         The Company anticipates that capital expenditures for the remaining three months of 1998 will total approximately $250,000. The Company will finance these expenditures with cash on hand, the line of bank credit and equipment leasing lines. However, there can be no assurance that the Company will be able to obtain the necessary financing.


         On September 23, 1998, the Company received a commitment letter from a bank for a $10,000,000 revolving line of credit. The commitment letter provides, among other things, that:

     -    The line of credit will mature on March 31, 2000;

     - The line of credit will bear interest at the bank's prime rate (8.00% at September 30, 1998);

     - Borrowings will be limited to 80% of domestic accounts receivable under 90 days from invoice; and

     - A director of the Company will personally guaranty borrowings under the line of credit.

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


         The Company will consider a number of alternatives with respect to its future products, including manufacturing them itself and selling them directly and/or through distributors or selling the product line and/or technology to others. The Company will in each case choose the alternative which it believes best maximizes profitability and long-term shareholder value.


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

State of Readiness: To manage its Y2K program, the Company has divided its efforts into four program areas:

     -    Information Technology (computer hardware, and software)

     -    Physical Plant (manufacturing equipment and facilities)

     -    Products (including product development)

     -    Extended Enterprise (suppliers and customers)

         For each of these program areas, the Company is using a four-step approach:

     -    Ownership (creating awareness, assigning tasks)

     -    Inventory (listing items to be assessed for Y2K readiness)

     - Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, developing initial contingency plans)

     -    Corrective  Action  Deployment   (implementing   corrective   actions,
          verifying implementation, finalizing and executing contingency plans)

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

Factors That May Affect Future Results

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). This report may also contain statements that are deemed to be forward-looking information under the Reform Act, including, without limitation, statements relating to sale of the Company's Star subsidiary; products under development;, maintenance of Nasdaq listing for the Company's common stock; financial projections; gross margin, distribution and product improvements; growing market demand; additional financings; increases in revenues; and research and development, selling and marketing, general and administrative and capital expenditures. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or
circumstances   after  the  date  hereof  or  to  reflect  the   occurrence   of
unanticipated events. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which cautionary statements are made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

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

Item 2.  Changes in Securities


         On July 22, 1998, the Company sold 1,800,000 shares and 1,200,000 shares of the Company's common stock to Rockside Foundation and Mark T. Smith, respectively, for an aggregate amount of $3,000,000. In addition, for every share purchased the investor received a warrant to purchase one share of the Company's common stock for $3.00 per share. These warrants expire five years from the closing date and are exercisable beginning six months after the closing date. This sale was made in reliance on Section 4(2) of the Securities Act. The sale was made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment in the Company, and each purchaser represented to the Company that the shares and warrants were being acquired for investment.

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