Form 10-K/A
period 1996-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-03-03
CIK 881695

FORM 10-KSB/A-5


                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON,  D.C. 20549
(Mark one)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For fiscal year ended December 31, 1996
                                  OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    -------
                   Commission file number:   0-22340

                  PALOMAR MEDICAL TECHNOLOGIES, INC.
                  ----------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Delaware                                                  04-3128178
                       --------                                                  ----------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


        45 Hartwell Avenue, Lexington, Massachusetts 02421-3102
        -------------------------------------------------------
               (Address of principal executive offices)

                             (781)676-7300
                             -------------
           (Issuer's telephone number, including area code)


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
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days).   Yes   X    No
                                                 ----      ----

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

      Transitional Small Business Disclosure Format:        Yes    X   No
                                                       ----      ----

                  PALOMAR MEDICAL TECHNOLOGIES, INC.

                                 INDEX
PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters           P. 1

SIGNATURES                                                                       P. 4

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

                                                   Fiscal Year Ended
                                                   December 31, 1995
                                                   -----------------
                                                  High            Low
                                                  ----            ---
              Quarter Ended March 31, 1995       3 5/8           2 1/2
              Quarter Ended June 30, 1995        2 5/8           1 15/16
              Quarter Ended Sept. 30, 1995       6 11/16         1 7/8
              Quarter Ended Dec. 31, 1995        7 1/8           4 7/16

                                                   Fiscal Year Ended
                                                   December 31, 1996
                                                   -----------------
                                                  High            Low
                                                  ----            ---
              Quarter Ended March 31, 1996       13 1/8          5
              Quarter Ended June 30, 1996        16 3/8          9 1/8
              Quarter Ended Sept. 30, 1996       14 5/8          7 7/8
              Quarter Ended Dec. 31, 1996         9 1/8          6

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

         Private Placement of Common Stock
         ---------------------------------

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

         Convertible Debentures
         ----------------------

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

         Preferred Stock
         ---------------

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

         Stockholder Services
         --------------------

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


         Conversions of Preferred Stock and Debentures
         ---------------------------------------------

         During the year ended December 31, 1996, the following securities were converted by the accredited investor unaffiliated third-party holders for the number of shares of common stock indicated:

                                                Number          Number of
          Type of Security                     of Shares          Shares
                                               ---------       Common Stock
                                                                  Issued
                                                                  ------

     Preferred Stock Class A Series I           1,960             468,700
     Preferred Stock Class A Series II          4,400           1,058,542
     Preferred Stock Series A                   2,500             394,110
     Preferred Stock Series B                   2,500             394,601
     Preferred Stock Series D                   6,000           1,116,918
     Preferred Stock Series E                   7,849           1,048,647
     Debenture 5% Due 10/26/97                   N/A               34,615

      The Company received no proceeds in connection with any of these conversions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Beverly in the Commonwealth of Massachusetts on March 3, 1999.


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


              Name                 Capacity                          Date
              ----                 --------                          ----


/s/ Louis P. Valente
--------------------
Louis P. Valente              President, Chief                    March 3, 1999
                              Executive Officer and
                              Director
/s/ Joseph P. Caruso
--------------------
Joseph P. Caruso              Chief Financial Officer             March 3, 1999
                              and Treasurer
                              (Principal Financial
                              Officer and Principal
                              Accounting Officer)

/s/ James G. Martin
-------------------
James G. Martin               Director                            March 3, 1999


/s/ A. Neil Pappalardo
----------------------
A. Neil Pappalardo            Director                            March 3, 1999


-------------------
Nicholas P. Economou          Director                            March 3, 1999