Form 10-K/A
period 1997-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-03-03
CIK 881695

FORM 10-K/A-2


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

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                                      INDEX



PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              P. 1

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                              P. 4


ITEM 8.       FINANCIAL STATEMENTS                                                               P. F-1


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
                Quarter Ended June 30, 1996                16 3/8        8 7/8
                Quarter Ended September 30, 1996           14 5/8        7 7/8
                Quarter Ended December 31, 1996            9 1/8         5 7/8


                                                           Fiscal Year Ended
                                                           December 31, 1997
                                                           -----------------
                                                           High          Low
                                                           ----          ---

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

         CONVERSIONS OF PREFERRED STOCK AND DEBENTURES

         During the year ended December 31, 1997, the following securities were converted by the accredited investor unaffiliated third-party holders for the number of shares of common stock indicated:

TYPE OF SECURITY                                 NUMBER OF SHARES          NUMBER OF SHARES
----------------                                 ----------------          ----------------
                                                                          COMMON STOCK ISSUED
                                                                          -------------------

Preferred Series E                                     2,128                    332,859
Preferred Stock Series G                               7,316                    602,824
Preferred Stock Series H                               8,310                   5,204,158
Debenture 4.5% Due 7/3/03                               N/A                     914,028
Debenture 5% Due 12/31/01 & 1/13/02                     N/A                    2,074,992
Debenture 5% Due 3/10/02                                N/A                    2,794,677
Debenture 4.5% Due 10/17/01                             N/A                    1,381,264

         The Company received no proceeds in connection with any of these conversions.

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


         Selling and marketing expenses increased to $6,959,750 (33.2% of revenues) for the year ended December 31, 1997, from $5,076,941 (28.8% of revenues) for the year ended December 31, 1996. This 37.1% increase reflected the Company's effort to expand its marketing and distribution for the Company's EpiLaser(R) laser system. The Company anticipates that its aggregate selling and marketing expenses will increase as revenues increase due to the costs associated with its distribution agreement with Coherent because Coherent receives a commission for each of the Company's products that it sells to compensate it for its selling and marketing efforts. The amounts received by Coherent (as a percentage of the Company's net revenues) are greater than the Company's selling and marketing expenses when it performed these functions internally. (See "Risk Factors - Dependence on New Relationship With Coherent.")


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


(E)      YEAR 2000

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

ITEM 8.   FINANCIAL STATEMENTS.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Public Accountants                                                                 F-2-3

Consolidated Balance Sheets as of December 31, 1996 and 1997                                              F-4

Consolidated Statements of Operations for the years ended December 31, 1995,
         1996 and 1997                                                                                    F-5

Consolidated Statements of Stockholders' Equity (deficit) for the years ended
         December 31, 1995, 1996 and 1997                                                                 F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1995,
         1996 and 1997                                                                                    F-9

Notes to Consolidated Financial Statements                                                                F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Palomar Medical Technologies, Inc. and Subsidiaries:


         We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The summarized financial data for Nexar Technologies, Inc. as of and for the year ended December 31, 1997 contained in Note 2 are based on the financial statements of Nexar Technologies, Inc. which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 2, is based solely on the report of the other auditors.


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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 6, 1998 (except for
the matters discussed in Note
13, as to which the date is
March 31, 1998)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Nexar Technologies, Inc.
Southborough, Massachusetts

We have audited the accompanying consolidated balance sheet of Nexar Technologies, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements (which are not shown separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Nexar Technologies, Inc. and subsidiary as of December 3 1, 1996 and for the periods ended December 31, 1995 and 1996 (not shown separately herein), were audited by other auditors whose report dated January 24, 1997 (except with respect to the purchased technology matter discussed in Note 2 as to which the date is February 28, 1997), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements- An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Nexar Technologies, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                                BDO SEIDMAN, LLP

February  13, 1998  (except
for  Note  10  which  is as
of March 20, 1998)

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

         Pursuant to Accounting Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, the consolidated financial statements of the Company have  been  reclassified  to  reflect  the  dispositions  of the aforementioned subsidiaries that comprise the electronics segment. Accordingly, the assets and liabilities, revenues and expenses, and cash flows of the electronics segment have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net assets of these entities have been reported as "Net Assets of Discontinued Operations" in the accompanying Consolidated Balance Sheets; the net operating losses of these entities have been reported as "Net Loss from Discontinued Operations" in the accompanying Consolidated Statements of Operations; the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations" in the accompanying Consolidated Statements of Cash Flows.

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


         The assets and liabilities of the discontinued operations as of December 31, 1997 represent the financial position of Dynaco and the Company's liability associated with the sale of Nexar's common stock to GFL. The assets and liabilities of the discontinued operations as of December 31, 1996 represent the financial position of Dynaco, Comtel and Dynamem, and the Company's liability associated with the sale of Nexar's common stock to GFL.. The loss from operations for all of the discontinued operations from the measurement date October 1, 1997 through the date of disposition for Comtel and Dynamem or December 31, 1997 for Dynaco total approximately $3,405,000.


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

(a)      PRINCIPLES OF CONSOLIDATION


         The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and all wholly owned and majority-owned subsidiaries, including Star Medical Technologies, Inc., a wholly-owned subsidiary. Nexar, a discontinued entity, has been accounted for in consolidation under the equity method in accordance with APB No. 30 as described in Note 2. All other investments are accounted for using the cost method as the Company owns less than 20% of the common stock outstanding for these investments. All intercompany transactions have been eliminated in consolidation.


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

(c)       INVESTMENTS


         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1996 and 1997. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are reported at fair market value and classified as available-for-sale securities. Unrealized gains and losses related to available-for-sale securities are included as a separate component of stockholders' equity. Securities that are bought and held principally for the purpose of selling them in the near term are reported at fair market value and classified as trading securities. Realized and unrealized gains and losses related to trading securities are included in the Consolidated Statements of Operations. The Company's available-for-sale securities held at December 31, 1996 consist of the following:

                                                                            December 31, 1996

                                                                           Gross          Gross
                                                           Amortized     Unrealized     Unrealized        Fair
                                                             Cost          Gains          Losses          Value

            Available-for-Sale (long-term):
            Equity investments in  publicly
            traded companies                               1,000,000        ---           342,500        657,500
                                                          =============  =============  ============  ============


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

(h)      REVENUE RECOGNITION


         The Company recognizes product revenue upon shipment. There is no right of return on any sales of the Company's products. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from services, which have not been significant to date, are recognized as the services are provided. International sales for the years ended December 31, 1995, 1996 and 1997 were approximately 44%, 22% and 24%, respectively, of total revenue.


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

(4)      ASSET WRITE-OFF AND RESTRUCTURING


         The Company, in accordance with applicable accounting principles, determined during the third quarter of 1997 that the carrying values of certain investments and notes receivable for its continuing operations will not be realizable due to the Company's change in strategy to divest of its investments in non-core businesses. These investments did not qualify as a discontinued operation in accordance with APB No. 30. The Company has fully reserved for all such investments and notes receivable resulting in a charge of approximately $10,283,000 to continuing operations, which breaks down approximately as follows:


                 DESCRIPTION                                CARRYING AMOUNT

       Notes Receivable                                       $2,250,000
       Investments in Non-Core Businesses                      8,033,000
                                                            ----------------
                                                             $10,283,000
                                                            ================



         The write-offs of the notes receivable and investments related to a number of strategic investments and loans in non-medical businesses that the Company made during 1996 and 1997. The notes receivable were principally mezzanine investments whereby the Company loaned money and, in some cases, received equity in early stage companies as a condition to making these loans. The Company also made other equity investments in companies that were strategic to the Company's business or had the potential to yield a higher than average financial return. By September 30, 1997, based on a number of factors, including the Company's change in strategy, the book value of these companies and their poor financial performance to date, it became apparent to management that there was significant uncertainty as to the ultimate realizability of these investments and notes receivable. Accordingly, the Company wrote-off these investments and notes receivable as of September 30, 1997.


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

(b)      PREFERRED STOCK

        The Company is authorized to issue up to 5 million shares of preferred stock, $.01 par value. As of December 31, 1996 and 1997, preferred stock authorized, issued and outstanding consists of the following:

                                                                                                    1996             1997
                                                                                                    ----             ----

       Redeemable convertible preferred stock, Series E, $.01 par value per share Authorized - 10,000 shares

         Issued and outstanding - 2,151 shares in 1996, liquidation preference of $2,235,615        $ 22            $  --
       Redeemable convertible preferred stock, Series F, $.01 par value per share
         Authorized - 6,000 shares

         Issued and outstanding - 6,000 shares in 1997, liquidation preference of $6,748,500

                                 at December 31, 1997                                                 60               60
       Redeemable  convertible  preferred  stock,  Series  G, $.01 par value per share  Authorized - 10,000 shares Issued and outstanding - 2,684 shares in 1997, liquidation preference of $2,934,742

                                 at December 31, 1997                                                100               27
       Redeemable  convertible  preferred  stock,  Series  H, $.01 par value per share  Authorized - 16,000 shares Issued and outstanding - 7,690 shares in 1997, liquidation preference of $8,031,232

                                 at December 31, 1997                                                 --               77

           Total preferred stock                                                                   $ 182            $ 164
                                                                                                   ======           ======

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

         In addition to the 602,824 shares of common stock issued related to the Series G Preferred conversion, the Company issued to the Series G Preferred stockholder $47,731 in cash dividends and 956,388 shares of Nexar common stock valued at $4,671,597. The reduction to stockholder's equity (deficit) as a result of this transaction was as follows:

            Value of Nexar Common Stock                         $4,671,597
            Accrued Interest and Dividend                         (391,597)
                                                                -----------
                                                                $4,280,000
                                                                ===========

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


         The Company's Star subsidiary, a wholly owned subsidiary as of December 31, 1997, manufacturer of the Company's diode laser, also has established a stock option plan that provides for the issuance of both nonqualified options and ISOs. In the year ended December 31, 1996, Star granted a total of 140,000 options to purchase Star's common stock to officers and employees at exercise prices ranging from $2.50 to $9.50 per share. In the year ended December 31, 1996, an individual exercised 20,000 shares at $2.50 per share; in addition, 12,000 shares at $6.00 per share were canceled. In the year ended December 31, 1997, Star granted a total of 50,500 options to purchase its common stock to employees at an exercise price of $19.00 per share. During the year ended December 31, 1997, no options were exercised or canceled. As of December 31, 1997, options to purchase 255,500 shares of Star common stock at prices ranging from $2.50 to $19.00 per share are outstanding.

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

         The range of exercise prices for warrants outstanding and exercisable at December 31, 1997 is as follows:

                               Warrants Outstanding                                             Warrants Exercisable
------------------------------------------------------------------------------------    -------------------------------------
                                        Weighted Average
     Range of           Warrants            Remaining           Weighted Average          Warrants       Weighted Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable      Exercise Price
-------------------- ---------------- ---------------------- -----------------------    -------------- ----------------------

      $2.00 - $3.50        2,535,452       3.29 years                  $2.68                1,970,452          $2.52
      $4.00 - $5.25        1,802,420       2.85 years                   4.89                1,402,412           4.99
      $6.00 - $7.50        3,000,000       3.25 years                   6.83                2,399,999           7.03
     $7.69 - $15.00        2,660,158       3.25 years                   6.83                2,460,157           7.03
                     ---------------- ---------------------- ----------------------     -------------- ----------------------
                           9,998,030       3.19 years                  $6.65                8,233,020          $7.01
                     ================ ====================== ======================     ============== ======================

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


(c)      LITIGATION


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


         The Company is involved in litigation regarding an alleged infringement of a competitor's patent (the "Selvac Patent"). The Company believes that the Selvac Patent is invalid, void and unenforceable, and that the Company does not infringe the Selvac Patent. The court has granted Palomar's motion to amend its complaint previously filed to allege that the Selvac Patent was obtained by inequitable conduct, and the Company has moved for summary judgment on the grounds that the Selvac Patent is invalid and was obtained by inequitable conduct. The Company believes that competitor's claims are wholly without merit. Nonetheless, an adverse result could have a material adverse effect on the Company. The Company is not able to estimate a range of any possible loss in this matter.

         On October 16, 1997, the Company brought a declaratory judgment action in U.S. District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). Just prior to this suit, certain of the debenture holders (the "Asserting Holders") had alleged that the Company was in breach of certain protective covenants under the indenture, and on October 22, 1997 they sued the Company and all of its principal subsidiaries in the same court; the October 16 and October 22 cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22 case. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures (which amounts to approximately US$5,087,000 at current exchange rates). As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. The Company believes that it has not breached any of the protective covenants under this indenture and that its position in these matters is correct, and intends to contest the claims of the Asserting Holders vigorously. Nonetheless, an adverse result could have a material adverse effect on the Company in the range of $5,087,000 to $7,000,000.

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


(d)      DISTRIBUTION AGREEMENT

         On November 17, 1997, the Company entered into an exclusive distribution, sales and service agreement with an established, worldwide laser company ("the Distributor"). The Distributor has the exclusive right to sell the EpiLaser(R) and LightSheer(TM) laser systems and future generation products worldwide. The Company pays the Distributor a per unit commission, adjusted for certain events as defined. During the year ended 1997, the Company incurred approximately $800,000 of commission expense to this Distributor. Upon execution of this agreement, the Distributor made a non-refundable lump sum payment of $3,500,000 and received a warrant to purchase one million shares of the Company's common stock at a share price of $5.25. The valuation of the warrant using the Black-Scholes option pricing model was approximately $380,000. The value was credited to additional paid-in-capital during the year ended December 31, 1997. The remaining amount of $3,120,000, included in deferred revenue, will be amortized to revenue over the three year life of the agreement. The Company believes that the three year term of this agreement properly represents the period over which it earns revenues. The Company believes that the commissions paid to this distributor are higher than the industry average and will reduce the overall profit margin that the Company is able to earn from the sale of its products during this period.


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


(e)      EMPLOYMENT AGREEMENTS


         The Company and its subsidiaries have employment agreements with certain executive officers that provide for annual bonuses to the officers and expire on various dates through 2001. Each of these agreements provides for 12 months severance upon termination of employment.


(f)      CORPORATE GUARANTEES


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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on March 3, 1999.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.

                                              By:     /s/  Louis P. Valente
                                              -----------------------------
                                                  Louis P. Valente
                                                  Chief Executive Officer and
                                                  President

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                          Name                                   Capacity                             Date

            /s/ Louis P. Valente                 President, Chief Executive                      March 3,  1999
            ---------------------------------
            Louis P. Valente                     Officer and Director

            /s/ Joseph P. Caruso                 Chief Financial Officer and Treasurer           March 3,  1999
            ---------------------------------
            Joseph P. Caruso                     (Principal Financial Officer and
                                                 Principal Accounting Officer)

            /s/  Nicholas P. Economou            Director                                        March 3,  1999
            ---------------------------------
            Nicholas P. Economou


            /s/ A. Neil Pappalardo               Director                                        March 3,  1999
            ---------------------------------
            A. Neil Pappalardo


            /s/ James G. Martin                  Director                                        March 3,  1998
            ---------------------------------
            James G. Martin