Form 10-Q/A
period 1998-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-03-03
CIK 881695

FORM 10-Q/A-3


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
                       ----------------------------------
               (Exact name of issuer as specified in its charter)

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

                       PALOMAR MEDICAL TECHNOLOGIES, INC.


                                     INDEX


PART IV

        Item 6.  Exhibits and Report on Form 8-K                         P. 1

SIGNATURES                                                               P. 2

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits

*10.1 Second Amended 1996 Employee Stock Purchase Plan (included with Form 10-Q as filed on August 14, 1998).

 10.2 Amended Second Loan Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated as of May 7, 1998.

*10.3 Loan Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated May 22, 1998 (included with Form 10-Q/A-1 as filed on November 2, 1998).

*10.4 Fifth Amendment to the Schedule to the Loan and Security Agreement between Palomar Medical Technologies, Inc. and Coast Business Credit, dated April 29, 1998 (included with Form 10-Q/A-2 as filed on February 12, 1999).

*27.1 Financial Data Statement, Restated, for the period ended June 30, 1997 (included with Form 10-Q as filed on August 14, 1998).

*27.2 Financial Data Statement, for the period ended June 30, 1998 (included with Form 10-Q as filed on August 14, 1998).

(b)      Reports on Form 8-K.

         Form 8-K filed June 3, 1998.



*Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on March 3, 1999.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                         (Registrant)




DATE: March 3, 1999                           By:     /s/ Louis P. Valente
                                                   -----------------------
                                                   Louis P. Valente
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

DATE:  March 3, 1999                                  /s/ Joseph P. Caruso
                                                   -----------------------
                                                   Joseph P. Caruso
                                                   Chief Financial Officer
                                                   and Treasurer (Principal
                                                   Financial Officer and
                                                   Principal Accounting Officer)
                                       2