Form 10-K
period 1998-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-03-30
CIK 881695

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1998

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 2, 1999, 72,145,509 shares of Common Stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by Nasdaq on March 20, 1998) of Palomar Medical Technologies, Inc., held by nonaffiliates was $$43,549,606. For purposes of this disclosure, shares of Common Stock held by entities who own 5% or more of the outstanding Common Stock, as reported in Amendment No. 4 to a Schedule 13G filed on January 22, 1999 and Amendment No. 3 to a Schedule 13D filed on February 16, 1999, and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to April 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K

Transitional Small Business Disclosure Format:       Yes      X    No
                                                 ---         ---

                                                      INDEX

Item                                                                                                       Page No.
----                                                                                                       --------

PART I.........................................................................................................1

     Item 1.  Business.........................................................................................1

         (a)  Introduction.....................................................................................1
         (b)  Financial Information About Industry Segments....................................................1
         (c)  Description of Business..........................................................................1
         (d)  Financial Information About Exports by Domestic Operations......................................10

     Item 2.  Properties......................................................................................10

     Item 3.  Legal Proceedings...............................................................................10

     Item 4.  Submission of Matters to a Vote of Security Holders.............................................11

PART II.......................................................................................................12

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................12

     Item 6.  Selected Financial Data.........................................................................14

     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........15

         (a)  Overview........................................................................................15
         (b)  Results.........................................................................................15
(c)      Liquidity and Capital Resources......................................................................19
(d)      Year 2000 Issues.....................................................................................21
(e)      Nasdaq Stock Market Listing..........................................................................21
(f)      Recently Issued Accounting Standard..................................................................22

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................................22

     Statement Under the Private Securities Litigation Reform Act.............................................22

     Risk Factors.............................................................................................23

     Item 8.  Financial Statements............................................................................27

         Reports of Independent Public Accountants............................................................28
         Consolidated Balance Sheets as of December 31, 1997 and 1998.........................................30
         Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998...........31
         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
              December 31, 1996, 1997 and 1998................................................................32
         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998...........35
         Notes to Consolidated Financial Statements...........................................................37

     Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosures..............63


PART III .....................................................................................................64

     Item 10.  Directors and Executive Officers of the Registrant.............................................64

     Item 11.  Executive Compensation.........................................................................64

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................64

     Item 13.  Certain Relationships and Related Transactions.................................................64

PART IV.......................................................................................................65

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................65

         (a)  Index to Consolidated Financial Statements and Schedules........................................65
         (b)  Reports on Form 8-K.............................................................................65
         (c)  Exhibits........................................................................................66

SIGNATURES....................................................................................................73

                                     PART I

Item 1.  Business.

(a)      Introduction

         Palomar Medical Technologies, Inc. (the "Company," "Palomar," or "we") was organized in 1987 to design, manufacture and market lasers, delivery systems and related disposable products for use in medical procedures. In December 1992 the Company went public. Subsequently, the Company pursued an aggressive acquisition program, acquiring companies in its core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets, among other reasons. By the beginning of 1997, the Company had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market its EpiLaser(R) hair removal laser system in March 1997, the Company was well positioned to focus on what it believed was at that time the most promising product in its core laser business. Hence, under the direction of a new Board and management, the Company undertook an ambitious program in 1997, completed in May of 1998, of exiting all non-core businesses and investments and focusing only on those businesses which it believes hold the greatest promise for maximizing stockholder value. The Company's exclusive focus is now the use of lasers in dermatology and cosmetic procedures, with an emphasis on laser hair removal and research and development relating to that and other cosmetic laser products. Currently, the Company has three operating subsidiaries, Palomar Medical Products, Inc. ("PMP"), Esthetica Partners, Inc. ("Esthetica") (formerly Cosmetic Technology International, Inc.) and Star Medical Technologies, Inc. ("Star"). PMP, located at the Company's headquarters in Lexington, Massachusetts, oversees the manufacture and sale of the Company's two ruby hair removal laser system currently on the market. Esthetica, also based in Lexington, Massachusetts, places the Company's lasers in clinical and cosmetic settings and shares in a portion of the revenue generated thereby. Star, based in Pleasanton, California, manufactures the LightSheer(TM) diode hair removal laser. Palomar has entered into an agreement with Coherent, Inc. ("Coherent') to sell Star to Coherent. The agreement is subject to stockholder approval and standard closing conditions. (On March 12, 1999, Palomar filed a proxy statement with the Securities and Exchange Commission that details the Star Sale.) A Special Meeting of Palomar's stockholders has been scheduled for April 21, 1999. If the Star sale is approved at that meeting by the holders of a majority of the shares of Palomar's outstanding common stock, then the sale will be completed shortly after the meeting date. (See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.")

(b)      Financial Information About Industry Segments

         The Company conducts business in one industry segment, medical products and services. In 1998 the Company completed the program, begun in 1997, of divesting all of its non-core electronics subsidiaries. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Note 2 to Financial Statements.)

(c)      Description of Business

         (i)      Principal Products and Services

                  Lasers for Hair Removal

                           The Technology

         The word "laser" is the acronym for "light amplification by stimulated emission of radiation." The emitted radiation oscillates within an optical resonator and is amplified by an active medium, resulting in a monochromatic beam of light, which is narrow, highly coherent and thus can be focused to a small spot with a high degree of precision. In recent years, scientists and clinicians have developed a concept called tissue optics to describe how the unique properties of the laser can be used to treat human tissue selectively and more precisely. By careful selection of laser parameters, such as wavelength (color), energy and pulse width (exposure time), and with a detailed understanding of the physical and optical properties of the target tissue, the clinician can selectively treat the target tissue while minimizing or eliminating damage to surrounding tissue. The concept of color selectivity has been useful in developing a number of successful dermatological applications. The patented hair removal technology licensed exclusively to Palomar targets the pigment in a hair follicle and was developed at Massachusetts General Hospital ("MGH"), Palomar's research partner. Pigment, called melanin, is found in the upper layer of the skin and in the hair shaft and hair follicle deeper below the surface of the skin. With the appropriate selection of wavelength (color), energy and pulse width to allow for the preferential absorption of laser energy by the melanin present in the hair, there is negligible absorption by the surrounding tissue. Energy from ruby lasers is particularly well absorbed by melanin and absorption by other cells and tissue is particularly low. Palomar uses a patented and proprietary contact cooling technology to protect the upper layer of the skin while the laser light is targeting and destroying the follicle deeper within the skin tissue. In addition, Palomar's patented contact-cooling handpiece enables the laser light to penetrate to the correct depth while at the same time limiting the amount of discomfort associated with the procedure. This method of hair removal using the cooling handpiece allows for selective destruction of the target follicle without harming the surrounding skin or surface of the skin. The laser light is pulsed at a rapid rate covering approximately one square inch at each pulse. This treatment method allows for a large area of treatment over a relatively short period of time.

         In an effort to find a way to allow the laser light to pass through top skin layers and be deeply absorbed in the hair follicle below, a contact cooling handpiece was developed by MGH and the underlying patents licensed to Palomar on an exclusive world-wide perpetual basis. This unique cooling handpiece is key to the success and safety of Palomar's laser hair removal systems, as it permits laser applications of higher power with better targeting and greater safety. The cold sapphire tip protects the epidermis while allowing the laser light to efficiently destroy the target follicles.

                           The Products

         Using its core ruby laser technology, originally developed for tattoo removal and pigmented lesions, Palomar developed a long pulse ruby laser, the EpiLaser(R) laser system, that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with the patented cooling handpiece, allows for safe and effective hair removal. In March 1997, Palomar was the first company to receive FDA clearance to sell and market a ruby laser (the EpiLaser(R) system) in the U.S. for hair removal.

         In December 1997 and January 1998 respectively, Palomar was also the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer(TM) diode laser system manufactured by Star. The LightSheer(TM) diode laser also incorporates the patented contact-cooling system licensed exclusively to Palomar. Star's high-powered diode system is a compact, solid-state laser that is significantly smaller than most current systems, and relatively easy to install and service. The LightSheer(TM) is the only high-power pulsed diode laser hair removal system available on the market today.

         Palomar recently introduced its second generation ruby laser, the Palomar E2000(TM), a product which the Company anticipates will be superior to hair removal lasers currently available in a number of respects, including speed and efficacy. The Palomar E2000(TM) has already received FDA clearance for hair removal.

         Studies using Palomar's laser hair removal process demonstrated significant permanent reduction of hair following treatment with the EpiLaser(R) ruby laser. The first treatment causes a portion of the hair (typically the hair in the growth mode) to be reduced in size, color and/or quantity (based on studies followed for up to three years) and causes significant growth delay (three to six months) of most of the rest of the hair. Since the partial re-growth tends to occur in synchrony, the follow-up treatment is often more effective than the first treatment. The EpiLaser(R) and the Palomar E2000(TM) are the only hair removal lasers on the market that have been cleared by the FDA for "permanent hair reduction" labeling.

                           The Hair Removal Market

         The market for laser-based hair removal is in its early stages. Palomar believes that this market remains a growing one. Benefits of Palomar's laser hair removal process, as compared to other hair removal methods currently available, include significant long term cosmetic improvement, treatment of larger areas in each treatment session, relatively painless procedure, reduced risk of scarring, non-invasive procedure, no risk of cross-contamination, and higher success rates than with previous methods.

         Market surveys report that the great majority of women in the United States employ one or more techniques for temporary hair removal from various parts of the body. Pulling hair from the follicle produces temporary results, but is painful and may cause skin irritation. A number of techniques are used to pull hair from the follicle including waxing, depilatories and tweezing. In the waxing process, a lotion, generally beeswax-based, is spread on the area to be treated and allowed to harden, thereby trapping the hairs. The hardened film is then rapidly peeled off, pulling out the entrapped hairs. Depilatories employ rotating spring coils or slotted rubber rolls to trap and pull out the hairs. Tweezing involves removing individual hairs with a pair of tweezers. Depilatory creams, which contain chemicals to dissolve hair, frequently leave a temporary, unpleasant odor and may also cause skin irritation. Shaving is the most widely used method of hair removal, especially for legs and underarms, but produces the shortest-term results. Hair bleaches do not remove hair, but instead lighten the color of hair so that it is less visible. A principle drawback of all of these methods is that they require frequent treatment.

         Before the advent of laser hair removal, electrolysis was the only method available for the long-term removal of body hair. Electrolysis is a process in which an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle, which disables the hair follicle. The tiny blood vessels in each hair follicle are heated and coagulated, presumably cutting off the blood supply to the hair matrix, or are destroyed by chemical action depending upon modality used. The success rate for electrolysis is variable depending upon the skill of the electrologist and always requires a series of treatments. Electrolysis is time-consuming, expensive and sometimes painful. There is also some risk of skin blemishes and a rising concern relating to needle infection. Since electrolysis only treats one hair follicle at a time and can only treat visible hair follicles, the treatment of an area as small as an upper lip may require numerous visits at an aggregate cost of up to $1,000. Although 70% of all electrolysis treatments are for facial hair, the neck, breasts and bikini line are also treated. Because hair follicles are disabled one at a time, electrolysis is rarely used to remove hair from large areas such as the back, chest, abdomen and legs. The Company believes its unique delivery system enables the user to address a potentially larger market than electrolysis currently does by offering to treat large areas of the body such as back, chest, abdomen, legs, arms and other areas.

                           Marketing, Distribution and Service

         Pursuant to an agreement executed in November 1997, Coherent acts as the exclusive distributor for Palomar's hair removal lasers. Under its agreement with Palomar, Coherent is responsible for sales, marketing, service, training and education. However, Coherent and Palomar agreed that, beginning January 1, 1999, Palomar would take over all service for Palomar's ruby hair removal lasers. Coherent has over 200 sales persons worldwide, and 50 service representatives in the US and over 100 worldwide. If Star is sold to Coherent, Coherent will continue to act as a distributor of Palomar's products, but on a non-exclusive basis. If the Star sale is not completed, Coherent will remain as the Company's exclusive distributor through November 2001, pursuant to the terms of the Sales Agency Agreement between the parties. In December, 1998, Palomar signed a letter of intent with Continuum Biomedical, Inc., a medical division of the scientific laser-based company Continuum Electro-Optics (which is in turn a wholly-owned subsidiary of Hoya Corp. of Japan), to distribute Palomar's products (other than Star's LightSheer(TM) laser) on a non-exclusive basis. The Company intends to tailor distribution methods to different geographic regions and may include a combination of exclusive and non-exclusive distributors, independent representatives or direct salespeople. In exchange for a payment of $2,740 per day from January 20, 1999 until the closing of the Star sale, Coherent has agreed to waive its exclusive distribution rights under the Company's Sales Agency Agreement with Coherent, so that Palomar may begin to sell the Palomar E2000(TM) immediately through other channels, including Continuum Biomedical, without the necessity of paying commissions to Coherent or waiting for the Sales Agency Agreement to terminate upon the closing of the Star sale.

                  Laser for Tattoo and Pigmented Lesion Removal

         The Company also sells a Q-switched ruby laser for tattoo removal and treating pigmented lesions, the RD-1200(TM). The RD-1200(TM) has been on the market for ten years. In 1998, RD-1200(TM) sales constituted less than 5% of the Company's sales, and were primarily overseas, in Japan, Korea and other parts of the world. Intense competition in the medical device industry and market saturation for this type of laser have reduced RD-1200(TM) sales over the last five years. In addition, there are less expensive products now available for this purpose. Palomar expects sales of this product to continue in 1999 at a low volume to foreign countries where the advantages of ruby laser for treatment of pigmented lesions is especially important. Palomar sells and services the RD-1200(TM) through distributors internationally. In the United States, Palomar provides service through its own service organization.

                  Cosmetic Laser Services

         An additional avenue that the Company has explored for its laser technology is the service business conducted through its Esthetica subsidiary, which was incorporated in 1996 (under the name Cosmetic Technology International, Inc.) for that purpose. During 1997 and 1998, Esthetica established a number of test sites to explore business models. Esthetica provides each of its sites with a turnkey package of laser and medical device technology, equipment, training and service, strategic advertising and marketing programs, and management assistance. To date, ten Esthetica revenue-sharing sites are open and under development.

(ii)     Products Under Development

                  Other Cosmetic Applications

         Palomar aims to address dermatology and cosmetic procedure markets other than hair removal, and its research and development is not limited to hair removal. (See "Research and Development.")

         Palomar will consider a number of alternatives with respect to its future products, including manufacturing them itself and selling them directly and/or through distributors or (as in the case of Star) selling the product line and/or technology to others. Palomar will choose in each case the alternative which it believes best maximizes long-term stockholder value.

                  Non-Cosmetic Applications Developed at Star

         The only non-cosmetic products under development are all being developed out of Palomar's Star subsidiary, and these projects would transfer to Coherent upon the sale of Star. One of the products under development at Star is a diode laser for burn diagnosis. The system is designed to illuminate the wound site with near infrared light from a diode laser and to image the blood flow using a fluorescence dye as an aid to the doctor in determining the extent of blood flow within the dermis to more accurately diagnose the degree of a burn and to enable physicians to improve treatment of burn patients. In 1994, Star obtained an exclusive, worldwide license to a patent relating to the measurement of burn depth in skin from the Office of Technology Affairs at MGH. In 1996, Star began initial clinical testing of the burn diagnosis system at the Shriner Burn Center in Boston, Massachusetts and at the Augusta Medical Center in Augusta, Georgia. To date the system has been tested on a small number of burn patients and has demonstrated the ability to detect the absence or presence of blood flow deep in the dermis. The system has also been used clinically to determine blood flow surrounding skin ulcers and in surgical flaps, again, on a very limited number of patients. Clinical testing continues at the Augusta Medical Center.

                  Non-Cosmetic Applications Developed at Palomar

         Another area of non-cosmetic laser product development being conducted by Palomar is laser tonsillectomy. In June 1994, Palomar signed an agreement with the Otolaryngology Research Center for Advanced Endoscopic Applications at New England Medical Center, Boston, Massachusetts (the "NEMC Agreement"), to provide a research grant and to sponsor investigations and development of laser applications, advanced delivery systems and disposable products in the area of dye and diode laser applications in otolaryngology and related specialties. Under the NEMC Agreement, the Company provided a total of $150,000 in funding and $50,000 in the form of laser hardware. Palomar will obtain ownership rights or the right of first refusal to exclusive worldwide licenses to sell and market any inventions developed with the grant funding. In August 1994, the NEMC Agreement was amended to support animal testing with one of Star's diode lasers in connection with performing tonsillectomies. The animal studies were completed successfully in 1997.

         Palomar expects that it may take several years before commercial products are available as a result of any of the above-described non-cosmetic product development efforts.

                  Dye Laser

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

                  Laser Thrombolysis

         In 1993, the Company entered into an agreement with the Edwards LIS Division of Baxter regarding an integrated system utilizing lasers and catheters for the removal of blood clots. Under this agreement, Baxter licensed its proprietary technology to the Company, and the Company cross-licensed its laser thrombolysis technology to Baxter. The Company also granted to Baxter a license to sell and market products incorporating such technology. Baxter agreed to transfer its interest in the agreement to Advanced Cardiovascular Systems, Inc. ("ACS"), a division of Eli Lilly, as part of a purchase by Eli Lilly of the Baxter LIS division. Eli Lilly subsequently sold ACS to Guidant Corp. In January 1997, Palomar became an equity partner in the formation of a new company, LaTIS, Inc., created to use Palomar's laser thrombolysis technology to develop a pulsed-dye laser system for treating strokes. All licenses relating to this technology have been transferred to LaTIS. Palomar owns approximately 10% of LaTIS. With the formation of this new venture, laser thrombolysis is no longer part of Palomar's strategic agenda, although the Company can still derive some benefits from its research due to its equity participation. The results of LaTIS' operations and financial position have been immaterial to Palomar to date.

         (iii)    Production and Sources and Availability of Materials

         Palomar's manufacturing operations are currently located in both Lexington, Massachusetts and Pleasanton, California. The ruby laser systems are manufactured in Massachusetts and the diode laser system is manufactured in California. If Star is sold to Coherent, Palomar will no longer have facilities in California. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Palomar maintains control of and manufactures key components in-house. The entire fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributors.

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

         (iv)     Patents and Licenses

         Certain products of the Company and methods for the use of such products are largely proprietary. The Company believes that patent protection of its technology and products that result from the Company's research and development efforts is important to the possible commercialization of the Company's technology. The Company continually attempts to protect its proprietary technology by obtaining patent protection and relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and persons that have access to its proprietary technology.

         To date, the Company and its subsidiaries have filed thirteen patent applications related to its laser products with the United States Patent and Trademark Office in order to protect its current technology. This includes two applications that are continuations of previous applications. To date, four of these patents have been issued. Additionally, the Company extends many of its domestic filings into foreign applications. To date, ten foreign applications have been filed, and no foreign patents have been issued. The Company intends to aggressively pursue any person or company that offers products that the Company believes infringe on one or more of its patents or on patents licensed exclusively to the Company.

         The Company believes it owns, or has the right to use, the basic patents covering its products. However, each year there are many patents granted worldwide related to lasers and their applications. In the past, the Company has been able to obtain patent licenses for patents related to its products on commercially reasonable terms. The failure to obtain a key patent license from a third party could cause the Company to incur liabilities for patent infringement and, in the extreme case, to discontinue manufacturing products that infringe upon the patent. Management believes that none of the Company's current products infringe upon a valid claim of any patents owned by third parties, where the failure to license the patent would have a material and adverse effect on the Company's financial position or results of operations.

         In March 1997, one of Palomar's competitors, Selvac Acquisitions Corp. ("Selvac"), filed a complaint alleging, among other things, that the EpiLaser(R) laser system infringes a patent held by Selvac. Palomar successfully argued that the Selvac patent was invalid, and now Selvac has appealed that ruling. See Item
3.  "Legal Proceedings.")

         Other than the matter described above, the Company has not been notified that it is currently infringing on any patents nor has it been the subject of any patent infringement action. Defense of a claim of infringement is costly and could have a material adverse effect on the Company's business, even if the Company were to prevail. (See Item 3. "Legal Proceedings" and Item 7. "Risk Factors - Patents/Possible Patent Infringements.")

         In August 1995, the Company entered into an agreement with MGH whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at MGH's Wellman Laboratories of Photomedicine. As part of the agreement, MGH provided the Company with prior data already generated at MGH with respect to the ruby laser device. This information was the basis for the Company's application filed with the FDA for approval of the Company's EpiLaser(R) laser system for treating unwanted hair. Effective February 14, 1997, the Company amended the 1995 agreement with MGH. Under the terms of this amendment, the Company agreed to provide MGH with a grant of approximately $204,000 to perform research and evaluation in the field of hair removal. During 1998, the Company incurred approximately $517,000 under its clinical research agreement with MGH and other clinical studies. The Company expects to incur approximately $350,000 of clinical research with MGH during 1999. The Company is also in the process of negotiating another amendment to both extend the term and expand the scope of the clinical trial agreement with MGH.

         MGH has filed a number of patents surrounding technology involving laser hair removal. The first patent was issued on January 21, 1997, and a continuation-in-part of this patent was issued on April 7, 1998. MGH licenses these patents exclusively to Palomar. Palomar, in turn, has the right to sublicense these patents to others. Palomar also has the right to exclusively license any other patents arising out of MGH's Palomar-funded clinical trials. As consideration for this license, the Company is obligated to pay MGH royalties of 5% of net revenues on laser hair removal products covered by valid patents licensed to the Company exclusively; 2.5% of net revenues on products covered by valid patents licensed to the Company non-exclusively; no less than 2.5% of net revenues for products sold for hair removal as well as other uses, and a royalty to be negotiated on services or commercial dispositions (other than sales) involving products covered by valid patents licensed to the Company.

         Star owns four patents, two relating to the use of a high-powered diode laser for the treatment of psoriasis and subsurface blood vessels, one related to the design and use of high-powered diode lasers, and one related to laser diode array packaging. Under a patent license agreement which will take effect only if and when Star is sold to Coherent (the "Patent License Agreement"), Palomar will sublicense to Coherent the two MGH hair removal patents discussed above for a royalty of 7.5% of the net sales price of all licensed products. Licensed products means products manufactured by Coherent or Star which infringe one or more claims of either of the two MGH hair removal patents. Assuming it purchases Star, then, Coherent will have to pay Palomar a 7.5% royalty on all LightSheer(TM) diode lasers that are sold by Coherent. Palomar, in turn, will pay a portion of this royalty income back to MGH.

         The Patent License Agreement further provides that, if it is sold to Coherent, Star will grant to Palomar a royalty-free license on its two patents relating to treatment of subsurface blood vessels, in the following limited respect: Palomar may sublicense these patents only to other companies in connection with their manufacture and sale of so-called "dual use devices," that is, lasers that perform both hair removal and the treatment of subsurface blood vessels (for example, leg veins). If Palomar does enter into such sublicensing agreements, it will not have to pay any royalty amounts back to Coherent. However, for a period of two years from the closing of the Star sale, Palomar may not offer to sublicense the two subsurface blood vessel patents for semiconductor lasers that operate in a continuous wave mode or in a quasi-continuous wave mode that deliver more than 5 joules in any 50 millisecond period ("Competitive Products"). After the two year period, Palomar may sublicense dual use devices that constitute Competitive Products, but then it must pay a royalty back to Coherent.

         The Patent License Agreement also provides that Star will grant to Palomar a royalty-free license to Star's high-fluence diode laser patent for uses other than Competitive Products. Once again, Palomar may license this patent in connection with Competitive Products at the end of the two year period, but only if it pays a royalty back to Coherent.

         All licenses granted under the Patent License Agreement are granted for the life of the respective patents. The Patent License Agreement also includes a so-called "most favored licensee" provision, which means that, should either party grant to a third party a license to any of these patents on more favorable royalty terms than those established in the Patent License Agreement, then the other party can immediately obtain that same lower royalty going forward (assuming that all of the other material terms of the license agreement with the third party are essentially like those in the Patent License Agreement).

         (v)      Seasonal Influences

         There is no significant seasonal influence on the Company's sales.

         (vi)     Financing of Operations and Increase in Outstanding Shares

         If Star is sold to Coherent, Palomar will receive net proceeds of approximately $49 million in cash. In addition, as part of the sale of Star, Coherent has agreed to pay the Company an ongoing 7.5% sublicensing royalty on future sales of its hair removal lasers. (See "Patents and Licenses.") There can be no assurance that the sale of Star to Coherent will be completed and that events in the future will not require the Company to seek additional financing. The sale must be approved by a majority of the Company's shares outstanding, and is also subject to standard closing conditions. Financing of the Company's future operating plan is now to a great extent dependant on completing the sale. If the sale of Star is not completed the Company will require additional financing during 1999 and there can be no assurance that any such financing will be available on terms satisfactory to the Company. Based on its historical ability to raise funds as necessary and ongoing discussions with potential financing sources, the Company believes that it will be successful in obtaining additional financing, if required, in order to fund future operations.

         To enhance stockholder value and increase revenues, Palomar will also consider licensing its intellectual property (in particular, the patents licensed exclusively to Palomar by MGH under which the Company practices its proprietary method of skin cooling and hair removal), selling intellectual property rights that the Company does not intend to exploit, and mergers, acquisitions or other transactions.

         The Company has financed current operations and past expansion of its core business with short-term financial borrowings and investments through the private sale of debt and equity securities of the Company. Net cash provided by financing activities totaled approximately $7,050,000 and $31,198,000 for the years ended December 31, 1998, and December 31, 1997, respectively. If Star is not sold, the Company may from time to time be required to raise additional funds through additional private sales of the Company's debt or equity securities. Sales of securities to private investors have been sold at a discount to the current or future public market for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register their securities for resale to the public at some future time. There can be no assurance that the Company would be successful in raising additional capital on favorable terms. (See Notes 1, 6, and 7 to Financial Statements, Item 5. "Market for Common Equity and Related Stockholder Matters," and Item 7. "Risk Factors")

         The Company has a $10,000,000 revolving line of credit from a bank. This revolving line of credit matures on March 31, 2000 and bears interest at the bank's prime rate (7.75% at December 31, 1998). Borrowings are limited to 80% of domestic accounts receivable under 90 days from invoice. A director of the Company has personally guaranteed borrowings under the line of credit. As of March 20, 1999, $725,000 was available under that line of credit. Substantially all of Star's account receivables provide the borrowing base under this line of credit.

         As a result of financing activities, business developments, mergers and acquisitions, issuance of incentive stock options and warrants to purchase common stock to attract and retain key employees, the Company's issued and outstanding shares of common stock have increased to 70,179,027 at December 31, 1998. The Company also had additional reserved but unissued shares of common stock of 33,807,020 shares at December 31, 1998. As of March 18, 1999, the Company's issued and outstanding shares of common stock increased to 72,145,509 shares, and reserved but unissued shares of common stock stood at 31,268,118 shares. A substantial number of the Company's reserved shares are registered and could be resold into the public market. (See Item 7. "Risk Factors.")

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii)    Dependency on a Single Customer

         Sales pursuant to the Company's Sales Agency, Development and License Agreement with Coherent accounted for approximately 89% of the Company's total revenues in fiscal 1998. (See - "Marketing, Distribution and Service," Item 7. "Risk Factors" and Notes 3(i) and 12(d) to Financial Statements.) If Star is not sold to Coherent, then this Sales Agency Agreement will remain in effect until November 17, 2001. Otherwise, the Sales Agency Agreement will terminate upon the closing of the sale of Star.

         (viii)   Backlog

         The Company's backlog of firm orders for its continuing operations at December 31, 1998, and December 31, 1997, was approximately $3.4 million and $2.5 million, respectively. This backlog consists almost entirely of orders for Star's LightSheer(TM) diode laser. The Company has filled $2.1 million of this year-end backlog in 1999. As of March 20, 1999, the Company's backlog of firm orders related to Star's LightSheer(TM) was approximately $4.4 million, and, to the Palomar E2000(TM), approximately $750,000.

         (ix)     Government Contracts

         Not applicable.

         (x)      Competition

         The markets in which the Company is engaged are subject to keen competition and rapid technological change. Nine other companies, ThermoLase Corporation; Candela, Inc.; Medical Laser Technologies Ltd. (Aesculap-Medtec); Light Age, Inc.; Dornier Surgical Products, Inc.; Continuum Biomedical, Inc.; Polytec PI, Inc. (Lambda Photometics); Leisegang Medical, Inc. and Cynosure, Inc. have received market clearance from the FDA for laser hair removal and another company, ESC Medical Systems Limited, has received FDA clearance to market a laser-like system using filtered intense light to remove hair. The
Company expects that other hair removal devices will be developed and/or introduced in 1999, making laser hair removal a competitive application within the cosmetic laser marketplace. The Company also expects that there may be further consolidation of companies within the laser hair removal industry via acquisitions, partnering arrangements or joint ventures. The Company's products will also compete with other hair removal products and methods. The Company competes primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service and support. To remain competitive, the Company will be required to continue to develop new products, periodically enhance its existing products and compete effectively in the areas described above.

         In the cosmetic laser services industry, the Company's Esthetica subsidiary competes not only with other laser companies which also either revenue-share with physicians and/or operate their own centers, but also with healthcare providers. Esthetica's services will also compete for business with other aesthetic service providers such as electrologists, beauty salons, spas, and aestheticians, among others. Product efficacy, location, marketing, a wide offering of laser procedures, price and customer service are all important competitive factors. (See Item 7. "Risk Factors.")

         (xi)     Research and Development

         Among Palomar's research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are lower cost, thus addressing broader markets. Further, Palomar aims to address dermatology and cosmetic procedure markets other than hair.

         During fiscal 1998, fiscal 1997, and fiscal 1996, the Company incurred approximately $7,029,000 $11,990,000 and $6,297,000, respectively, of internally sponsored research and development programs. Due to the intense competition and rapid technological changes in the laser industry, the Company believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology.

         Wellman Laboratories, the world's largest biomedical laser research facility and part of the MGH Laser Center located in Boston, Massachusetts, was created to oversee and speed the flow of biomedical laser research from the laboratory to patient care. Funded in part by a grant from the Department of Energy, the MGH Laser Center brings together two strengths of MGH: its clinical departments and the Wellman Labs. The MGH Laser Center works together with industry, academia and the Department of Energy Laboratories to access information and technology across a broad spectrum of laser and medical capabilities. The principals at Wellman Labs study the fundamental photophysical and photochemical properties and processes of biomolecules excited by ultraviolet, visible and near infrared radiation. Engineers, laser physicists and physicians familiar with all aspects of biomolecules, cells and tissue in vitro staff the labs. The scientists work side by side with the clinicians to understand the basic principles involved in the complex interactions of light and tissue. In 1994, the Company began a number of studies for the treatment of certain dermatological conditions using its diode laser at Wellman Labs. In 1995, those studies were expanded to include the Company's ruby lasers for cosmetic procedures. In 1997, those studies were again expanded to include the Company's diode lasers for cosmetic purposes. Wellman Labs and the Company are currently evaluating the data associated with these treatments. The Company works closely with Dr. R. Rox Anderson, the Research Director of the MGH Laser Center and Associate Professor of Dermatology at Harvard Medical School, who is a recognized expert in laser tissue interaction and the inventor of a number of laser procedures in use today. Dr. Anderson has authored over 60 papers in peer-reviewed publications relating to the use of lasers in dermatology, is the recipient of numerous awards in the field of laser medicine and serves as a member of the Blue Ribbon Government Liaison Committee of the American Society for Laser Medicine and Surgery. Dr. Anderson holds 23 U.S. patents and has pending applications for an additional eleven. The Company feels that these types of relationships are critical in developing effective products for widespread use in the market on a timely basis, and that this method of conducting research and development provides a higher level of technical and clinical expertise than it could provide on its own and in a more cost-efficient manner.

         PMP's Vice President of Research and Development, Gregory Altshuler, is the former Director of the Laser Center of the St. Petersburg (Russia) Institute of Fine Mechanics and Optics (the "St. Petersburg Laser Center)" and the Company continues to work closely with the St. Petersburg Laser Center, contracting its research and development tasks to them on a project basis. In 1998, the Company spent approximately $178,000 on research and development conducted at the St. Petersburg Laser Institute. Dr. Altshuler holds approximately 50 patents in Russia in the field of lasers and the application of lasers in medicine, and has authored approximately 130 papers relating to laser physics, engineering and medicine.

         While MGH focuses on the biological aspects of laser hair removal, Dr. Altshuler's in-house research and development team focuses on the physical aspects. Approximately 43 employees of the Company and its subsidiaries were engaged full time in research and development activities at December 31, 1998. Twenty-three of these employees work at Star and will no longer work for Palomar if Star is sold.

         Under the Sales Agency, Development and License Agreement that the Company entered into with Coherent in November 1997, the Company committed to spend the following amounts on research and development over the next three years: at least $5,000,000 in 1998, at least 10% of its 1998 gross revenues (minus commissions to Coherent) from cosmetic laser products ("Product
Revenues") in 1999, and at least 10% of its 1999 Product Revenues in 2000. Although the Company expects to continue to devote substantial resources to research and development regardless of whether the sale of Star to Coherent is consummated, this specific commitment will terminate upon the sale.

         (See Item 7.  "Risk Factors" and Note 8 to Financial Statements.)

         (xii)    Environmental Protection Regulations

         The Company believes that compliance with federal, state and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

         (xiii)   Impact of Medical Device Regulations

         The Company's products are subject to regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either an Investigational Device Exemption, Pre-Market Approval or 510(K) clearance before new products can be marketed to, or utilized by, the physician. The Company's products are subject to similar regulations in its major international markets. Complying with these regulations is necessary for the Company's strategy of expanding the markets for and sales of its products into these countries. These approvals may necessitate clinical testing, limitations on the number of sales and controls of end user purchase price, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests. The Company's competitors are subject to the same regulations. (See Item 7. "Risk Factors.")

         (xiv)    Number of Employees

         As of December 31, 1998, the Company and its PMP, Esthetica and Star subsidiaries employed 164 people, 3 independent contractors and 14 temporary employees. Of these employees, 71 are with Star and would not remain with the Company following the sale of Star.

         The Company's ability to develop, manufacture and market its products and to establish and maintain a competitive position in the industry will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a union. (See Item 7. "Risk Factors.")

(d)      Financial Information About Exports by Domestic Operations

         Aggregate export sales for the Company's continuing operations were approximately $3,870,000 for 1996, $5,030,000 for 1997 and $17,360,000 for 1998.
The 1996 export sales consisted primarily of the RD-1200(TM) tattoo removal laser and the EpiLaser(R) laser system, the 1997 export sales consisted primarily of the EpiLaser(R) laser system, and the 1998 export sales consisted primarily of the LightSheer(TM). (See Notes 3(i) and 13 to Financial Statements.)

Item 2.  Properties.

         The Company occupies approximately 25,000 square feet of office, manufacturing and research space in Lexington, Massachusetts under a lease expiring in May 2000. The Company's Star subsidiary occupies approximately 25,000 square feet of office, manufacturing and research space in Pleasanton, California under two leases expiring in April 1999 and March 2001. Upon the sale of Star to Coherent, Coherent will assume these leases for Star's operations. The Company believes that these facilities are in good condition and are suitable and adequate for its current operations, assuming it does not sell Star. However, if the Star sale is completed, the Company expects that it will require additional office, manufacturing and research space for its existing operations.

Item 3.  Legal Proceedings.

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

On September 25, 1998, the court denied Selvac's motion for reconsideration of its prior order dismissing so much of Selvac's unfair competition claim as relied on interpreting the Food, Drug and Cosmetics Act or FDA regulations, and dismissed without prejudice the state law remainder of Selvac's unfair competition claim. On October 26, 1998, Selvac filed its notice of appeal to the Court of Appeals for the Federal Circuit. Selvac subsequently filed its opening brief on appeal; the Company filed its opposition. Selvac will likely file a reply brief in April 1999. The Company is unable to express an opinion as to the likely outcome of Selvac's appeal.

         On October 16, 1997, the Company brought a declaratory judgment action in U.S. District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). The defendants in this action are Banque SCS Alliance SA, Arbuthnot Fund Managers, Ltd., Banca Commerciale Lugano, Privatinvest Bank AG (these four defendants being referred to collectively as the "Asserting Holders"), CUF Finance S.A., Fibi Bank (Schweiz) AG, Teawood Nominees, Ltd., JS Gadd & CIE SA, Swedbank (Luxembourg) SA, Christiana Bank Luxembourg SA (now know as Credit Agricole Indosuez), Landatina Financiera SA and American Stock Transfer & Trust Co., as trustee ("Trustee"). Just prior to this suit, the Asserting Holders had alleged that the Company was in breach of certain protective covenants under the indenture, and on October 22, 1997 they sued the Company and all of its principal subsidiaries in the same court; the October 16 and October 22 cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22 case. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures (which amounts to approximately US$5,600,000 at December 31, 1998 exchange rates). As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. Palomar filed a motion for summary judgment, asserting that its conversion of the debentures into Palomar common stock deprives the plaintiffs of standing to bring a claim. That motion has been denied without prejudice, and the court also denied the plaintiffs' motion for summary judgment. By mutual agreement, the Asserting Holders and the Company requested that the case be removed from the Court's October 1998 trial calendar. The parties have discussed ways to resolve their dispute, including the restructuring of the debentures (so that Palomar would withdraw its forced conversion and repay on a modified schedule the original debt, with a substantial prepayment of principal). But there can be no absolute assurance that all of the debentureholders, including the Asserting Holders, and the Company will complete the proposed settlement. If the case is returned to the trial calendar, the Company expects to vigorously contest the claims of the Asserting Holders, as the Company believes its position in the lawsuit is correct, and that the debt cannot properly be accelerated. The court has given the parties until April 30, 1999 to complete their agreement.

         On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled VARLJEN V. H.J. MEYERS, INC., ET. AL. to join the Company, Steven Georgiev and Joseph Caruso as defendants. On March 17, 1999, the Second Amended Class Action Complaint ("Complaint") in Varljen was served upon the Company and Caruso. The Complaint alleges that the Company, Georgiev and Caruso violated the federal securities laws in various public disclosures that the Company made directly and indirectly during the period from February 1, 1996 to March 26, 1997. In particular, the Complaint alleges that Palomar, Georgiev and Caruso misrepresented the Company's financial results and future prospects through their direct disclosure and through disclosures made by securities analysts and other third parties. The case is in its earliest stages, and the Company cannot predict its outcome.

         The Company is also aware of a claim alleging that the Company had previously committed to make an additional capital contribution to Nexar. The Company believes that this claim is without merit.

         The Company is involved in other legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company's general counsel, at present believes that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

         (See "Risk Factor.")

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

                                                           Fiscal Year Ended
                                                           December 31, 1998
                                                           -----------------
                                                           High          Low
                                                           ----          ---

                Quarter Ended March 31, 1998               2 11/32       5/8
                Quarter Ended June 30, 1998                1 9/16        31/32
                Quarter Ended September 30, 1998           1 7/32        3/4
                Quarter Ended December 31, 1998            1 1/8         19/32

         As of March 2, 1999, the Company had 939 holders of record of common stock. This does not include holdings in street or nominee names.

         The Company has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. The Company intends to retain any earnings to finance the operations of the Company.

         Private Placements of Common Stock

         Pursuant to Section 4(2) of the Act, on February 20, 1998 the Company sold 2,000,000 shares, 1,500,000 shares, 1,100,000 shares, 1,000,000 shares,
250,000 shares and 1,350,000 shares of the Company's common stock to the Travelers Insurance Company, AIM Overseas Ltd., TJJ Corporation, PAR Investment Partners L.P., Pequot Scout Fund L.P., and other third party unaffiliated individual investors, respectively, for an aggregate of $7,200,000. In addition, for every share purchased the investor received a warrant to purchase one share of the Company's common stock for $3 per share. These warrants expire five years from the closing date and are exercisable beginning six months after the closing date.

         Pursuant to Section 4(2) of the Act, on July 24, 1998 the Company sold 1,800,000 shares and 1,200,000 shares of the Company's common stock to the Rockside Foundation and Mark T. Smith, respectively, for an aggregate of $3,000,000. In addition, for every share purchased the investors received a warrant to purchase one share of the Company's common stock for $3 per share. These warrants expire five years from the closing date and are exercisable beginning six months after the closing date.

         Each of these sales was made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment in the Company, and each purchaser represented to the Company that the securities were being acquired for investment.

         Convertible Debentures

         Pursuant to Section 4(2) of the Act, the Company sold a $2,000,000 convertible debenture on March 27, 1998 to Hechtor Wiltshire, an individual unaffiliated third party investor. The debenture was due the earlier of May 26, 1998 or one day following the sale of Dynaco or any other Palomar assets outside the normal course of business or any other financing where the use of proceeds to pay back debt was not prohibited. If the debenture was not repaid by the maturity date, the debenture would become convertible at market value at the option of the debentureholder, as defined. Interest on this debenture was in the form of a warrant to purchase 125,000 shares of common stock for $.01 per share exercisable over five years. The Company repaid $1,250,000 and $750,000 of this $2,000,000 convertible debenture on April 8, 1998 and May 27, 1998, respectively. The warrant to purchase 125,000 shares of common stock for $.01 per share was exercised by the individual on May 18, 1998.

         This sales was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment in the Company, and represented to the Company that the securities were being acquired for investment.

         Conversions of Preferred Stock and Debentures

         During the year ended December 31, 1998, the following securities were converted by the accredited investor unaffiliated third-party holders for the number of shares of common stock indicated:

                                                                                           Number of Shares
              Type of Security                                   Number of Shares         Common Stock Issued
              ----------------                                   ----------------         -------------------

              Preferred Stock Series G                                 1,941                    2,703,032
              Preferred Stock Series H                                 3,947                    4,188,650
              Debenture 5% Due December 31, 2001                        N/A                     1,160,999
              Debenture 5% Due January 13, 2002                         N/A                       924,029
              Debenture 5% Due March 10, 2002                           N/A                     1,561,064
              Debenture 4.5% Due October 21, 1999, 2000, 2001           N/A                        60,809
              Debenture 6%,7%,8% Due September 30, 2002                 N/A                     3,328,761

         The Company received no proceeds in connection with any of these conversions.

Item 6.       Selected Financial Data.

        The following table sets forth selected consolidated financial and other information (in thousands except per share data) on a consolidated historical basis for the Company and its subsidiaries as of and for each of the fiscal years in the five year period ended December 31, 1998. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been reclassified to reflect the dispositions of its subsidiaries that comprise the electronics segment. (See
Note 2 to Consolidated Financial Statements.) (Note that in 1994 the Company changed its fiscal year end from March 31 to December 31.) This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                             Selected Financial Data
                      (in thousands, except per share data)


                                                         Nine months
                                                          ended                                 Year ended
                                                        December 31,                           December 31,
                                                      -----------------------------------------------------------------------------
Statement of Operations Data                               1994             1995           1996            1997            1998
                                                      --------------    ------------   ------------    ------------    ------------

Revenues                                                    $    40         $ 5,610       $ 17,607        $ 20,995        $ 44,514

Gross Profit (Loss)                                              22           2,146          3,437             939          21,463


Operating Expenses                                            5,740          10,985         26,548          42,867          30,897

Loss from Operations                                         (5,718)         (8,839)       (23,110)        (41,929)         (9,434)

Net Loss from Continuing Operations                          (5,689)         (8,390)       (20,798)        (58,369)         (9,967)


Net Loss from Discontinued Operations                            (3)         (4,231)       (17,066)        (27,435)         (2,624)

Net Loss                                                     (5,692)        (12,621)       (37,864)        (85,804)        (12,591)

Basic and Diluted Net Loss Per Common Share:

             Continuing Operations                        $   (0.84)        $ (0.60)       $ (0.84)        $ (1.79)        $ (0.18)
             Discontinued Operations                               -          (0.30)         (0.65)          (0.78)          (0.04)
                                                      --------------    ------------   ------------    ------------    ------------

             Total Loss Per Common Share                  $   (0.84)        $ (0.90)       $ (1.49)        $ (2.57)        $ (0.22)

Weighted Average Number of
    Common Shares Outstanding
                                                              6,759          14,165         26,167          35,105          62,869
                                                      ==============    ============   ============    ============    ============

Balance Sheet Data:

Working Capital                                           $   2,491        $ 12,998       $ 15,203        $ (7,269)       $ (6,004)
Total Assets                                                  6,551          33,656         67,533          28,968          23,526
Long-term debt                                                2,322           1,765         14,665          12,446           3,150
Stockholders' Equity (Deficit)                                2,794          25,289         38,077          (6,184)         (6,463)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)      Overview

         On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Coherent, Inc. ("Coherent") to sell all of the issued and outstanding common stock of Star Medical Technologies, Inc. ("Star"), its 99.96% majority-owned subsidiary, to Coherent for $65 million in cash. The Company currently owns substantially all of the issued and outstanding common shares of Star. However, options that have been granted to Palomar and employees of Star to purchase shares of Star's common stock remain outstanding. When all of the outstanding options under Star's Stock Option Plan have been exercised, the Company will own 82.46% of Star's common stock and the employees will collectively own 17.54% at the time of the sale of Star. Therefore, the Company anticipates that it will receive net proceeds from this sale of approximately $46 million after taxes (see Note 7 to the Consolidated Financial Statements). Under the terms of the Agreement, the Company will also receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that employ certain patented technology related to laser hair removal currently licensed by the Company on an exclusive basis from Massachusetts General Hospital ("MGH") (see Note 12(b) to the Consolidated Financial Statements). The sale is subject to stockholder approval, as well as customary closing conditions.

         If this transaction is consummated, revenues would decline significantly in the near term and the successful introduction and marketing of new products will become more critical to the Company's long-term success. A significant portion of the Company's current revenue base will need to be replaced with future revenues from the Company's other laser products, including the Palomar E2000TM hair removal laser introduced in February of 1999 and other products currently in development. For the year ended December 31, 1998, gross revenues associated with Star's LightSheer(TM) diode laser comprised 80% of the Company's total revenues. There can be no assurance that the Palomar E2000TM or the Company's future products will achieve market acceptance or generate sufficient margins. Broad market acceptance of laser hair removal is critical to the Company's success. The Company recognizes the need and intends to broaden its product line by developing cosmetic laser products other than hair removal lasers.

         In the third and fourth quarters of 1997, the Board of Directors authorized management to focus the Company on its core laser products and services business, principally related to laser hair removal, and to proceed with a restructuring plan to reorganize the Company and divest its electronic subsidiaries, Dynaco Corp. ("Dynaco"), Dynamem, Inc. ("Dynamem"), Comtel Electronics, Inc. ("Comtel") and Nexar Technologies, Inc. ("Nexar") (collectively, the "Electronic Subsidiaries"), and other non-core businesses.

         Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," the consolidated financial statements of the Company have been reclassified to reflect the dispositions of the Electronic Subsidiaries. Accordingly, the revenues, cost and expenses, assets and liabilities and cash flows of the Electronics Subsidiaries have been reported as discontinued operations in these consolidated financial statements (see Note 2 to Consolidated Financial Statements).

         The Company has simplified its organization and now conducts business in only two locations, Lexington, Massachusetts and Pleasanton, California.
Prior to this restructuring, the Company conducted business in over a dozen different locations.

 (b)     Results

         (i) REVENUES AND GROSS MARGIN: Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

         For the year ended December 31, 1998, the Company's revenues increased to $44.5 million as compared to $21.0 million for the year ended December 31, 1997. The increase in the Company's revenue of $23.5 million or 112% from the year ended December 31, 1997 was mainly due to additional sales volume of $35.6 million associated with the introduction of the LightSheer(TM) diode laser, partially offset by a decrease in revenue of approximately $12.1 million in other cosmetic laser product revenue. The Company obtained FDA clearance to market and sell its LightSheer(TM) laser for hair removal and leg vein treatment in the United States at the end of 1997. The decrease in sales volume associated with other cosmetic laser product revenue was principally due to declining sales of the Company's EpiLaser(R) ruby laser. The Company focused on bringing the LightSheer(TM) laser to market while further developing a new generation of ruby hair removal lasers during 1998. Using its core ruby laser technology, originally developed for tattoo and pigmented lesion removal, Palomar developed its long pulse EpiLaser(R) ruby laser that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with Company's patented cooling handpiece, allows safe and effective hair removal. Palomar expects its new generation long pulse ruby laser, the Palomar E2000TM, to permit more rapid treatment of large areas of the body. In July 1998, the Company obtained FDA clearance to market and sell its EpiLaser(R) laser system in the United States for "permanent hair reduction." In March of 1999, the Company also obtained FDA clearance to market and sell its Palomar E2000TM laser system in the United States for "permanent hair reduction."

         Gross margin for the year ended December 31, 1998 was approximately $21.5 million (48% of revenues) compared to $939,000 (4% of revenues) for the year ended December 31, 1997. The increase in gross margin and gross margin percentage was due to sales of the LightSheer(TM) diode laser system. This new laser system has a significantly higher gross margin than the Company's EpiLaser(R) laser and other cosmetic products. The Company anticipates that if the sale of Star is consummated, its gross margin percentage from the sale of Palomar E2000TM will decrease compared to the current gross margin from the sale of its LightSheer(TM) product unless and until the Palomar E2000TM achieves volume production and manufacturing efficiencies.

         (ii) OPERATING AND OTHER EXPENSES: Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

         Research and development costs decreased to $7.0 million for the year ended December 31, 1998 from $12.0 million for the year ended December 31, 1997. Research and development expenses as a percentage of revenue totaled 16% for the year ended December 31, 1998 and 57% for the year ended December 31, 1997. The decline in spending is primarily the result of the Company's receipt of FDA approval for the LightSheer(TM) laser at the end of 1997. The continued spending on research and development reflects the Company's commitment to research and development for medical devices and delivery systems for cosmetic laser applications and other medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Among the Company's research and development goals in hair removal is to design systems permitting more rapid treatment of large areas, and to produce systems with high gross margins. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets.

         Selling and marketing expenses increased to $15.1 million (34% of revenues) for the year ended December 31, 1998, from approximately $7.0 million (33% of revenues) for the year ended December 31, 1997. The increase in selling and marketing expenses is attributable to the costs associated with the Company's distribution agreement with Coherent, which increase in direct proportion to sales volume (see Note 12(d) to the Consolidated Financial Statements) because Coherent receives a commission for each of the Company's products that it sells to compensate it for its selling and marketing efforts. The amounts received by Coherent (as a percentage of the Company's net revenues) are greater than the Company's selling and marketing expenses when it performed these functions internally during 1997. The Company anticipates that its selling and marketing expenses will decrease as a percentage of revenue after the completion of the sale of Star to Coherent as the Company begins to sell the Palomar E2000TM through other sales channels, including distribution through Continuum Biomedical, a distributor of medical products. The Company also will consider establishing its own direct sales force to compliment these sales channels. The Company anticipates that its selling and marketing costs incurred through other sales channels and its own direct sales force will be less than the commissions currently earned by Coherent as a percentage of the Company's net revenues.

         General and administrative expenses decreased to $8.9 million (20% of revenues) for the year ended December 31, 1998, as compared to $15.3 million (73% of revenues) for the year end ended December 31, 1997. This decrease is attributable to the Company's restructuring and consolidation of administrative functions in the third and fourth quarters of 1997, including a reduction in costs attributable to Palomar Technologies, Ltd., Esthetica, Inc. (formerly Cosmetic Technology International, Inc.), Palomar Medical Products, Inc. and corporate costs totaling $1.0 million, $2.4 million, $1.9 million and $2.0 million, respectively. This reduction was offset by an increase of $900,000 for general and administrative expenses incurred at the Company's Star subsidiary to support its successful introduction of its LightSheer(TM) laser. In previous years, the Company used management's time and allocated resources to developing businesses outside of the medical and cosmetic laser industry and financing the non-core businesses. Beginning in the fourth quarter of 1997, the Company focused its efforts on its core business. The Company anticipates general and administrative expense will continue to stabilize in the future and after the sale of Star as the Company focuses on its core operations in the cosmetic laser business.

         The Company incurred no business development and financing costs during the year ended December 31, 1998 as compared to $2.1 million (10% of revenues) for the year ended December 31, 1997. This decrease is attributable to the Company's restructuring efforts to focus on its core medical business.

         Restructuring and asset write-off costs were approximately $13.0 million for the year ended December 31, 1997. These charges reflect restructuring and asset write-off costs for certain operating and non-operating assets that the Company believes were not fully realizable for both the Company's medical business and other non-medical investments. Included in this charge is a $2.7 million reserve for severance costs associated with consolidating selling, general and administrative functions, including the closing of certain facilities. Through December 31, 1998, the Company paid out $2.3 million of severance costs and has a remaining liability of $279,000 related to two individuals that will be paid out in 1999, resulting in actual restructuring costs incurred of $2.6 million. Accordingly, the Company reversed the balance of this restructuring accrual of approximately $131,000 in its consolidated statement of operations during the fourth quarter of fiscal 1998 (see Note 4 to Consolidated Financial Statements).

         For the year ended December 31, 1998, the Company did not incur settlement expenses. Settlement costs of $3.2 million were incurred in the year ended December 31, 1997. These charges consisted mainly of a legal accrual related to a legal settlement with an investment bank.

         Interest expense decreased to $1.3 million for the year ended December 31, 1998, from $7.0 million for the year ended December 31, 1997. The amount for 1997 includes $5.5 million of non-cash interest expense related to the value ascribed to the discount features of the convertible debentures issued by the Company during 1996 and 1997. This 82% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1998 as compared to 1997.

         Interest income decreased to $33,000 for the year ended December 31, 1998, from approximately $457,000 for the year ended December 31, 1997. This decrease is primarily the result of a reduction in interest received due to a decrease in other loans and investments and a decrease in the Company's average cash position during 1998.

         Net gain on trading securities represents a realized gain of approximately $703,000 for the year ended December 31, 1998 related to the Company's investment in a publicly traded company that was sold during 1998. The Company does not have any marketable trading securities as of December 31, 1998.

         The loss from discontinued operations for the year ended December 31, 1998 was $2.6 million compared to a loss of $27.4 million for the year ended December 31, 1997. The loss from discontinued operations in 1998 was due to a delay in the disposition of Dynaco resulting in operating expenses of approximately $1.1 million above the estimated operating expenses accrued at December 31, 1997. A loss on disposition of discontinued entities for the year ended December 31, 1998 of $1.5 million was incurred. The majority of this charge relates the write-off of the Company's carrying value of its investment in Nexar during the second quarter of 1998.

         (iii) REVENUES AND GROSS MARGIN Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

         Revenues from continuing operations for the year ended December 31, 1997 were $21.0 million as compared to $17.6 million for the year ended December 31, 1996. The 19.2% increase mainly was due to additional sales volume of approximately $11.3 million associated with the EpiLaser(R) hair removal laser system and service revenue and with the RD-1200(TM) tattoo removal and pigmented lesion treatment laser manufactured by the Company. The Company obtained FDA clearance to market and sell the EpiLaser(R) laser system for hair removal in the United States in March 1997. This increase in revenues was offset by a decline of approximately $7.9 million in sales volume for the Company's Tru-Pulse(R) CO2 laser product.

         Gross margin for the year ended December 31, 1997 was $939,000 (4% of revenues) compared to $3.4 million (20% of revenues) for the year ended December 31, 1996. The decline in gross margin percentage was caused mainly by lower margins attained on the Company's EpiLaser(R) laser system due to manufacturing and production inefficiencies in the initial manufacturing stage of this product as well as under-absorbed overhead costs incurred during the fourth quarter of 1997 as the Company transitioned to its exclusive distribution arrangement with Coherent. The decline in gross margin dollars was due principally to a reduction in revenues related to the Company's Tru-Pulse(R) CO2 laser product. The Company's overall strategy was to first demonstrate and prove the overall efficacy of its proprietary cosmetic hair removal technology licensed from MGH and gain early entrance to the market. This resulted in higher than anticipated costs of materials and manufacturing techniques. As a result of this strategy, the Company believes that during 1997 it demonstrated to the medical community the efficacy of its technology and its long-term benefits and advantages which led to the successful introduction and sales of its LightSheer(TM) laser in 1998.

         (iv) OPERATING AND OTHER EXPENSES: Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

         Research and development costs increased to $12.0 million (57% of revenues) for the year ended December 31, 1997, from $6.3 million (36% of revenues) for the year ended December 31, 1996. This 90% increase in research and development reflects the Company's strategic decision to accelerate its research and development efforts during 1997 to develop and obtain FDA clearance for its successor hair removal and other cosmetic products using the Company's proprietary cooling technology licensed from MGH. The Company also continued to concentrate on the development of additional products for other medical laser applications.

         Selling and marketing expenses increased to $7.0 million (33% of revenues) for the year ended December 31, 1997, from $5.1 million (29% of revenues) for the year ended December 31, 1996. This 37% increase reflected the Company's effort to expand its marketing and distribution for the Company's EpiLaser(R) laser system.

         General and administrative expenses increased to $15.3 million (73% of revenues) for the year ended December 31, 1997, from $9.8 million (55% of revenues) for the year ended December 31, 1996. This 57% increase was the result of additional administrative resources required at the Company's now closed separate corporate offices and subsidiaries to oversee the growth of the Company's medical products and service businesses, the initial public offering of common stock of Nexar, and divestiture efforts substantially completed during 1997, totaling approximately $500,000. Additional general and administrative costs were also incurred at Palomar Medical Products, Inc., Esthetica and Palomar Technologies, Ltd. totaling approximately $1.7 million, $2.3 million and $1.0 million, respectively. The majority of these general and administrative expenditures incurred by the subsidiaries were for employee and infrastructure expenses to manage the transition from a development stage company to the commercialization stage.

         Business development and financing costs decreased to $2.1 million (10% of revenues) for the year ended December 31, 1997, from $2.9 million (16% of revenues) for the year ended December 31, 1996. This 28% decrease is attributable to the Company's restructuring efforts to focus on its core medical product and service businesses.

         Restructuring and asset write-off costs totaling $13.0 million were incurred for the year ended December 31, 1997 as compared to $1.7 million for the year ended December 31, 1996. These charges reflect restructuring and asset write-off costs for certain operating and non-operating assets that the Company believes were not fully realizable for both the Company's medical business and other non-medical investments. Included in this charge for 1997 is a $2.7 million charge for severance costs associated with consolidating the selling, general and administrative functions, including the closing of certain facilities. Through December 31, 1998, the Company paid out $2.3 million of severance costs and has a remaining liability of $279,000 to two individuals that will be paid out in 1999 resulting in total restructuring costs incurred of $2.6 million. Accordingly, the Company reversed the balance of this restructuring accrual of approximately $131,000 in its consolidated statement of operations during the fourth quarter of fiscal 1998 (see Note 4 to Consolidated Financial Statements).

         Settlement and litigation costs increased to $3.2 million for the year ended December 31, 1997 from $880,000 for the year ended December 31, 1996.
These costs are primarily attributable to a lawsuit brought by an investment bank. In this suit, the investment bank alleged that the Company breached a contract in which the bank was to provide certain investment banking services in return for certain compensation. This case was settled on August 18, 1997 for $1.9 million.

         Interest expense from continuing operations increased to $7.0 million for the year ended December 31, 1997, from $272,000 for the year ended December 31, 1996. This amount for 1997 includes $5.5 million of non-cash interest expense related to the value ascribed to the discount features of the convertible debentures issued by the Company.

         Interest income decreased to $457,000 for the year ended December 31, 1997, from $1.4 million for the year ended December 31, 1996. This decrease is primarily the result of a reduction in interest received due to a decrease in other loans and investments and a decrease in the Company's average cash position during 1997.

         Loss from discontinued operations was $27.4 million for the year ended December 31, 1997 as compared with a loss of $17.1 million for the year ended December 31, 1996. The Company also reported a gain of $2.1 million on the disposition of its discontinued operations. This amount includes a gain of $6.2 million related to the disposition of 1,960,736 shares of Nexar common stock which was offset by losses incurred and accrued of $4.1 million on the disposition of Dynaco and its wholly owned subsidiaries. The Company completed the disposition of Comtel and Dynamem on December 9, 1997. The disposition of Dynaco was completed in May of 1998 (see Note 2 to the Consolidated Financial Statements).

(c)      Liquidity and Capital Resources

         The Company is a holding company with no significant operations or assets other than its investments in operating subsidiaries and strategic investments. The Company depends upon dividends, cash advances and/or other cash payments from its subsidiaries to meet its cash flow requirements. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations.

         On December 7, 1998, the Company entered into a Agreement and Plan of Reorganization (the "Agreement") with Coherent to sell all of the issued and outstanding common stock of Star, its 99.96% majority-owned subsidiary, to Coherent. The Company currently owns substantially all of the issued and outstanding common shares of Star. However, options outstanding granted to Palomar and employees of Star to purchase shares of Star's common stock remain outstanding. When all of the outstanding options under Star's Stock Option Plan have been exercised, the Company will own 82.46% of Star's common stock and the employees will collectively own 17.54%. See Note 7 to the Financial Statements. Under the terms of the Agreement, the selling price of Star is $65 million. In addition, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that use certain patents currently licensed by the Company on an exclusive basis from Massachusetts General Hospital. See
Note 12(b) to the Financial Statements. This sale is subject to the approval of the stockholders of Palomar. The Company anticipates that it will receive net proceeds of approximately $49 million for the sale. The Company intends to use these funds to support its ongoing operations and research and development activities.

         As of December 31, 1998, the Company had $1.9 million in cash and cash equivalents. In order to meet its cash flow requirements and fund operating losses at its subsidiaries, the Company generated $9.8 million and $3.0 million in net proceeds from the issuance of common stock and short-term notes payable, respectively, during the year ended December 31, 1998. The Company's net cash used in operating activities for the year end ended December 31, 1998 was approximately $11.1 million which includes approximately $2.1 million of net cash generated from Star's operating activities. The Company's net loss for the year ended December 31, 1998 included approximately $2.7 million of non-cash depreciation and amortization expense.

         As of December 31, 1998, the Company's accounts receivable totaled $9.9 million as compared to $2.2 million as of December 31, 1997. The amount at December 31, 1998 is principally related to accounts receivable from the sale of Star's LightSheer(TM) diode laser. The Company began shipping this product in the first quarter of 1998. The increase in this balance from 1997 is related to the sale of Star's LightSheer(TM) diode laser product. The Company's allowance for doubtful accounts totaled approximately $364,000 as of December 31, 1998, compared to $746,000 as of December 31, 1997. This reduction was principally due to a decrease in the allowance for doubtful accounts for write-offs during 1998 of certain accounts receivable related to the sales of the Company's EpiLaser(R) laser systems sold in 1997 totaling approximately $565,000, and an increase in the allowance for doubtful accounts for the Company sale of its LightSheer(TM) diode laser products during 1998.

         As of December 31, 1998 accounts payable totaled approximately $6.6 million as compared to $4.2 million as of December 31, 1997. This increase of $2.4 million is principally due to the additional purchases of inventory and additional plant cost for the manufacturing of the Company's LightSheer(TM) product during the fourth quarter of 1998 and the buildup of inventory for the anticipated sales of Palomar E2000(TM) laser system.

         The Company anticipates that capital expenditures for 1999 will total approximately $1.0 million, consisting primarily of machinery, equipment and computers and peripherals. The Company expects to finance these expenditures with cash on hand, its line of credit and equipment leasing lines. However, there can be no assurance that the Company will be able to obtain the necessary financing.

         The Company has a $10,000,000 revolving line of credit from a bank. This revolving line of credit matures on March 31, 2000 and bears interest at the bank's prime rate (7.75% at December 31, 1998). Borrowings are limited to 80% of domestic accounts receivable under 90 days from invoice. A director of the Company has personally guaranteed borrowings under the line of credit. As of March 20, 1999, approximately $725,000 was available under this line of credit.

         The Company entered into a Loan Agreement with Coherent, pursuant to which Coherent agreed to loan the Company money to help finance the Company's working capital requirements. These loans are collateralized by Star's inventory. As of December 31, 1998, the total amount outstanding under this loan agreement was $4.0 million (see Note 6 to the Consolidated Financial Statements).

         In connection with the disposition of Comtel, a former wholly-owned subsidiary in the electronics segment, the Company guaranteed $2.5 million of a $3.3 million line of credit extended by a loan association to Biometric Technologies Corp. ("BTC"), the buyer of Comtel. The stockholders of BTC have personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1.5 million in the event the Company is obligated to honor this guaranty. The amount BTC has outstanding under the line of credit at December 31, 1998 was approximately $2.1 million.

         Regardless of whether the sale of Star to Coherent is consummated, the Company's strategic plan is to continue to fund research and development for its medical and cosmetic laser products. The Company expects to expand the scope and extend the term of its current Clinical Trial Agreement with MGH following the sale of Star. This research and development effort entails extensive clinical trials. These activities are an important part of the Company's business plan. Due to the nature of clinical trials and research and development activities, it is not possible to predict with any certainty the timetable for completion of these research activities or the total amount of funding required to commercialize products developed as a result of such research and development. The rate of research and the number of research projects underway are dependent to some extent upon external funding. While the Company is regularly reviewing potential funding sources in relation to these ongoing and proposed research projects, there can be no assurance that the current levels of funding or additional funding will be available, or, if available, on terms satisfactory to the Company.

         The Company will consider a number of alternatives with respect to its future products, including manufacturing them itself and selling them directly and/or through distributors or selling the product line and/or technology to others. The Company will in each case choose the alternative which it believes best maximizes profitability and long-term shareholder value.

         The Company has historically incurred significant losses. While the Company achieved profitable operations for the three and six months ended December 31, 1998, primarily related to the operations of Star, there can be no assurance that this will continue. Therefore, the Company may need to continue to secure additional financing to complete its research and development activities, commercialize its current and proposed medical products and services, and fund ongoing operations.

         There can be no assurance that the sale of Star to Coherent will be completed (resulting in cash proceeds to the Company of $49 million) and that events in the future will not require the Company to seek additional financing. The sale must be approved by the Company's stockholders, and is also subject to regulatory approval and other standard closing conditions. Financing of the Company's future operating plan is now to a great extent dependant on completing the sale. If the sale of Star is not completed the Company will require additional financing during 1999 and there can be no assurance that any such financing will be available on terms satisfactory to the Company. Based on its historical ability to raise funds as necessary and ongoing discussions with potential financing sources, the Company believes that it will be successful in obtaining additional financing, if required, in order to fund future operations.

         The report of the Company's independent public accountants in connection with the Company's Consolidated Balance Sheets at December 31, 1998 and 1997, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the three years ended December 31, 1998 includes an explanatory paragraph stating that the Company's recurring losses, working capital deficiency and stockholders' deficit raises substantial doubt about the Company's ability to continue as a going concern.

(d)      Year 2000 Issues

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

         State of Readiness:

         To manage its Y2K program, the Company has divided its efforts into four program areas:

         o        Information Technology (computer hardware and software)

         o        Physical Plant (manufacturing equipment and facilities)

         o        Products (including product development)

         o        Extended Enterprise (suppliers and customers)

         For each of these program areas, the Company is using a four-step approach:

         o        Ownership (creating awareness, assigning tasks)

         o        Inventory (listing items to be assessed for Y2K readiness)

         o Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, developing initial contingency plans)

         o Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans)

         At December 31, 1998, the Ownership, Inventory and Assessment steps were essentially complete for all program areas. The Company expects to complete Corrective Action Deployment by June 1999.

         Costs to Address Y2K Issues:

         The Company's estimated aggregate costs for its Y2K activities from 1998 through 2000 are expected to be less than $100,000. Through December 31, 1998 the Company has spent approximately $20,000.

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

(e)      Nasdaq Stock Market Listing

        The Company has been notified by the Nasdaq Stock Market ("Nasdaq") that for continued listing on the Nasdaq SmallCap Market the Company must meet Nasdaq's minimum bid price requirement of $1.00 per share. Because the

Company's stock price fell below $1.00 for a 30 day trading period between August 28 and October 9, 1998, it is now subject to delisting. The Company met with representatives of Nasdaq on March 18, 1999 and presented arguments supporting continued listing. At the hearing, the Company volunteered to delist from the Nasdaq SmallCap Market on May 18, 1999 if it is not in compliance with the minimum bid price requirement by that date. The Company expects that it will be in compliance by that date, as a result of the reverse split and the Star sale. Nasdaq's decision is still pending. To regain compliance with the minimum bid price requirement, the Company has asked its stockholders to approve a reverse split of the Company's common stock. However, the reverse split may not enable the Company to regain compliance with the minimum bid price requirement in time to prevent delisting. The Company's management anticipates that the absence of the Nasdaq listing for the Company's common stock would have an adverse effect on the market for, and potentially the market price of, the Company's common stock. The delisting of the common stock would likely reduce stockholders' ability to buy and sell Company common stock, and the Company's ability to raise capital. If the Company's common stock is delisted from Nasdaq, the Company expects that brokers would continue to make a market in the Company's common stock on the OTC Bulletin Board.

(f)      Recently Issued Accounting Standard

         In February 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

Item 7A     Quantitative And Qualitative Disclosures About Market Risk

         (i) Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

         As of December 31, 1998, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are considered cash equivalents money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

         (ii)     Primary Market Risk Exposures.

         The  Company's  primary  market  risk  exposures  are in the  areas  of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

         The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact it currently sells its products in United States dollars. The Company does not engage in foreign currency hedging activities.

          Statement Under the Private Securities Litigation Reform Act

         In addition to the other information in this Annual Report on Form 10-K the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-K that are not historical facts (including, without limitation, statements concerning the sale of Star, financing of future operations, and the Company's research partnership with MGH) and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) releases by the SEC. The risk factors identified below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

                                  RISK FACTORS

IF WE DO NOT CLOSE THE SALE OF OUR STAR SUBSIDIARY, WE MAY NOT HAVE ENOUGH MONEY TO FINANCE FUTURE OPERATIONS.

         We have recently signed an agreement with Coherent in which Coherent has agreed to buy our Star subsidiary for $65 million in cash. The sale must be approved by stockholders holding a majority of the shares of our outstanding common stock. The sale is also subject to other standard closing conditions. We may not receive a sufficient number of stockholder votes to approve the transaction, or the transaction may fail to close for other reasons. Our future operating plan is now to a great extent dependant on completing the sale, in that it will provide us with the money necessary to finance our future operations, including research and product development.

WE MAY BE DELISTED FROM NASDAQ. DELISTING MAY REDUCE YOUR ABILITY TO BUY AND SELL OUR COMMON STOCK AND OUR ABILITY TO RAISE MONEY.

         We have been notified by the Nasdaq Stock Market that for continued listing on the Nasdaq SmallCap Market we must meet Nasdaq's minimum bid price of $1.00 per share. Because our stock price fell below $1.00 for a 30 day trading period between August 28 and October 9, 1998, it is now subject to delisting. Nasdaq held a hearing on our delisting on March 18, 1999. Nasdaq's decision is pending. To regain compliance with the minimum bid price requirement, we have asked our stockholders to approve a one-for-seven reverse split of our common stock. At the March 18, 1999 hearing, the Company volunteered to delist from the Nasdaq SmallCap Market on May 18, 1999 if it is not in compliance with the minimum bid price requirement by that date. We expect that we will be in compliance by that date as a result of the reverse split and the Star sale. Nevertheless, the reverse split may not enable us to regain compliance with the minimum bid price requirement in time to prevent delisting. The delisting of our common stock would likely reduce stockholders' ability to buy and sell our common stock and our ability to raise capital. If our common stock is delisted from the Nasdaq SmallCap Market, it will likely be quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. or Nasdaq's OTC Bulletin Board. These listings can make trading more difficult for stockholders. In addition, a reverse split itself could hurt the market price of our common stock.

WE MAY NEED TO SECURE ADDITIONAL FINANCING, AND OUR AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have a history of losses. As a result, the report of our independent public accountants in connection with our Consolidated Balance Sheets as of December 31, 1998 and 1997, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the three years ended December 31, 1998 includes an explanatory paragraph stating that our recurring losses, working capital deficiency and stockholders' deficit raises substantial doubts about our ability to continue as a going concern. If we do not sell our Star subsidiary, we may have to secure additional financing to complete our research and development activities, commercialize our current and proposed cosmetic laser products, and fund ongoing operations. We may also determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of acquisitions or expansion. If we finance an acquisition with our stock, our issuance of such stock could result in dilution to the interests of our stockholders. Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness. One of those risks is that interest rates may fluctuate and our cash flow may be insufficient to pay principal and interest on any such indebtedness.

WE WILL CONTINUE TO BE DEPENDENT ON COHERENT IF WE DO NOT SELL STAR.

         Under our sales agency agreement with Coherent, which will remain in effect until November, 2001 if we do not sell Star to Coherent, Coherent receives a marketing and sales commission, based on the end-user price, for each of our lasers that it sells. If Coherent remains as our exclusive distributor because we do not close the Star sale, Coherent may not be successful in distributing our lasers or may not give sufficient priority to marketing our products. In addition, Coherent may develop, market and manufacture its own lasers that incorporate our proprietary technology and compete with our lasers, in which case it must pay us a royalty on such sales. Under our agreement, if we are unable or unwilling to manufacture the cosmetic laser products to be distributed by Coherent, then we must license to Coherent the technology necessary to make such products.

OUR FUTURE REVENUE DEPENDS ON OUR DEVELOPING NEW PRODUCTS.

         We face rapidly changing technology and continuing improvements in cosmetic laser technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, enhance existing products, and achieve market acceptance for such products. We have in the past experienced delays in developing new products and enhancing existing products. If we sell our Star subsidiary, our future revenue will be entirely dependent on sales of newly introduced products. Although we have recently introduced a new hair removal laser, it may not achieve market acceptance or generate sufficient margins. In addition, the market for this type of hair removal laser may already be saturated. At present, broad market acceptance of laser hair removal is critical to our success. We need to diversify our product line by developing cosmetic laser products other than hair removal lasers.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SUPERIOR FINANCIAL, MARKETING AND OTHER RESOURCES.

         The laser hair removal industry is highly competitive, and companies frequently introduce new products. We compete in the development, manufacture, marketing and servicing of hair removal lasers with numerous other companies, many of which have substantially greater financial, marketing and other resources than we do. As a result, some of our competitors are able to sell hair removal lasers at prices significantly below the prices at which we sell our hair removal lasers. In addition, if and when we sell Star, our current distributor, Coherent, one of the largest and best financed laser companies, will become our competitor, and we will have to find new ways to distribute our products. Our laser products also face competition from alternative medical products and procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or medical procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

OUR QUARTERLY OPERATING RESULTS MAY DECREASE IF WE SELL STAR, AND THAT MAY HURT THE PRICE OF OUR COMMON STOCK.

         Almost all of our revenues in our most recent two quarters were attributable to sales of the LightSheer(TM) diode laser manufactured by Star. If we sell Star, our revenues will decline significantly. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

OUR LASERS ARE SUBJECT TO NUMEROUS FDA REGULATIONS. COMPLIANCE IS EXPENSIVE AND TIME-CONSUMING. OUR PRODUCTS MAY NOT BE ABLE TO OBTAIN THE NECESSARY FDA CLEARANCES BEFORE WE CAN SELL THEM.

         All of our products are laser medical devices. Laser medical devices are subject to FDA regulations regulating clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, we must obtain clearance from the FDA. Compliance with the FDA clearance process is expensive and time-consuming, and we may not be able to obtain such clearances timely or at all.

WE ARE DEPENDENT ON THIRD PARTY RESEARCHERS.

         We are substantially dependent upon third party researchers, over whom we do not have absolute control, to satisfactorily conduct and complete research on our behalf and to grant us favorable licensing terms for products which they may develop. At present, our principal research partner is the Wellman Labs at Massachusetts General Hospital. We provide research funding, laser technology and optics know-how in return for licensing agreements with respect to specific medical applications and patents. Our success will be highly dependent upon the results of the research. We cannot be sure that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

OUR COMMON STOCK COULD BE FURTHER DILUTED AS THE RESULT OF OUR ISSUING CONVERTIBLE SECURITIES, WARRANTS AND OPTIONS.

         In the past, we have issued convertible securities, such as debentures and preferred stock, and warrants in order to raise money. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Our issuing additional convertible securities, options and warrants could affect the rights of our stockholders, and could reduce the market price of our common stock.

OUR PROPRIETARY TECHNOLOGY HAS ONLY LIMITED PROTECTIONS.

         Our business could be materially and adversely affected if we are not able to protect adequately our proprietary intellectual property rights. We rely on a combination of patent, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and customers and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, to detect unauthorized use and to take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe on the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their intellectual property rights. In addition, costly and time consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others' intellectual property rights.

         The laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, diversion of technical and management personnel, cause shipment delays, require us to develop noninfringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

OUR  CHARTER  DOCUMENTS  AND  DELAWARE  LAW MAY  DISCOURAGE  POTENTIAL  TAKEOVER
ATTEMPTS.

         Certain provisions of our Second Restated Certificate of Incorporation, our By-laws, and Delaware law could be used by our incumbent management to make it more difficult for a third party to acquire control of us, even if the change in control might be beneficial to our stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock. In particular, we may issue preferred stock in the future without stockholder approval, upon terms determined by our board of directors. The rights of our common stockholders may be adversely affected by the rights of holders of any preferred stock issued in the future. Our issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock.

AS WITH ANY NEW PRODUCTS, THERE IS SUBSTANTIAL RISK THAT THE MARKETPLACE MAY NOT ACCEPT OR BE RECEPTIVE TO THE POTENTIAL BENEFITS OF OUR PRODUCTS.

         Market acceptance of our current and proposed products will depend, in large part, upon our or any marketing partners to demonstrate to the marketplace the advantages of our products over other types of products. There can be no assurance that the marketplace will accept applications or uses for our current and proposed products or that any of our current or proposed products will be able to compete effectively.

WE FACE RISKS ASSOCIATED WITH PENDING LITIGATION.

         We are involved in disputes with third parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. An adverse result in the MEHL patent litigation, the action relating to the Swiss Franc Debentures, or the Varljen litigation (all described in detail in Item 3) could have a material adverse effect on our business, financial condition and results of operations. We are unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. These matters may result in diversion of management time and effort from the operations of the business.

WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL.

         As a small company with less than 100 employees (assuming the sale of Star) our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on us.

WE FACE A RISK OF FINANCIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS IN THE EVENT THAT THE USE OF OUR PRODUCTS RESULTS IN PERSONAL INJURY.

         Our products are and will continue to be designed with numerous safety features, but it is possible that patients could be adversely affected by use of one of our products. Further, in the event that any of our products prove to be defective, we may be required to recall and redesign such products. Although we have not experienced any material losses due to product liability claims to date, there can be no assurance that we will not experience such losses in the future. We maintain general liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate and maintain umbrella coverage in the aggregate amount of $25,000,000; however, there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred. In the event we are found liable for damages in excess of the limits of our insurance coverage, or if any claim or product recall results in significant adverse publicity against us, our business, financial condition and results of operations could be materially and adversely affected. In addition, although our products have been and will continue to be designed to operate in a safe manner, and although we attempt to educate medical personnel with respect to the proper use of our products, misuse of our products by medical personnel over whom we cannot exert control may result in the filing of product liability claims or significant adverse publicity against us.

COMPUTER SYSTEMS ON WHICH WE RELY MAY NOT PROPERLY RECOGNIZE DATE SENSITIVE INFORMATION WHEN THE YEAR CHANGES TO 2000.

         Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We are at this time utilizing internal resources to identify, correct or reprogram, and test our systems for year 2000 compliance. However, there can be no assurance that the systems of other companies on which our systems rely will also be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on our systems. Management is in the process of assessing the year 2000 compliance costs; however, based on information to date (excluding the possible impact of vendor systems), management does not believe that it will have a material effect on our earnings.

Item 8.  Financial Statements


                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Public Accountants                                                                 28

Consolidated Balance Sheets as of December 31, 1997 and 1998                                              30

Consolidated Statements of Operations for the years ended December 31, 1996,
         1997 and 1998                                                                                    31

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996,
         1997 and 1998                                                                                    32

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
         1997 and 1998                                                                                    35

Notes to Consolidated Financial Statements                                                                37


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Palomar Medical Technologies, Inc:

     We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The summarized financial data for Nexar Technologies, Inc. as of and for the year ended December 31, 1997 contained in Note 2 are based on the financial statements of Nexar Technologies, Inc. which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 2, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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






                                                            ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 11, 1999 (except for the
matter discussed in Note 12(c)
as to which the date is March 17, 1999).

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nexar Technologies, Inc.
Southborough, Massachusetts

We have audited the accompanying consolidated balance sheet of Nexar Technologies, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements (which are not shown separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Nexar Technologies, Inc. and subsidiary as of December 31, 1996 and for the periods ended December 31, 1995 and 1996 (not shown separately herein), were audited by other auditors whose report dated January 24, 1997 (except with respect to the purchased technology matter discussed in Note 2 as to which the date is February 28, 1997), expressed an unqualified opinion on those statements.

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


                                                  /s/ BDO Seidman, LLP
                                                  ----------------------------
                                                  BDO Seidman, LLP


February 13, 1998 (except for
Note 10 which is as of
March 20, 1998)

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,          December 31,
                                                                                                1997                  1998
                                                                                           ----------------      ----------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                                $3,003,300            $1,874,718
       Marketable securities                                                                     1,449,326                     -
       Accounts receivable, net of allowance for doubtful accounts of
            approximately $746,000 and $364,000 in 1997 and 1998, respectively                   2,248,680             9,938,121
       Inventories                                                                               4,711,474             5,416,342
       Other current assets                                                                      2,153,941             1,056,388
                                                                                           ----------------      ----------------
            Total current assets                                                                13,566,721            18,285,569
                                                                                           ----------------      ----------------

NET ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)                                                   5,825,602                     -
                                                                                           ----------------      ----------------

PROPERTY AND EQUIPMENT, NET                                                                      6,455,586             3,314,087
                                                                                           ----------------      ----------------

OTHER ASSETS:
       Cost in excess of net assets acquired, net of accumulated amortization of
            approximately $1,280,000 and $1,882,000 in 1997 and 1998, respectively               2,302,348             1,699,983
       Deferred financing costs                                                                    591,609                58,923
       Other non-current assets                                                                    225,706               167,352
                                                                                           ----------------      ----------------
            Total other assets                                                                   3,119,663             1,926,258
                                                                                           ----------------      ----------------

                                                                                               $28,967,572           $23,525,914
                                                                                           ================      ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

       Current portion of long-term debt                                                        $1,640,465            $6,290,041
       Accounts payable                                                                          4,150,982             6,553,745
       Accrued liabilities                                                                      13,759,854            10,301,624
       Current portion of deferred revenue                                                       1,284,395             1,143,796
                                                                                           ----------------      ----------------
            Total current liabilities                                                           20,835,696            24,289,206
                                                                                           ----------------      ----------------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                                               -             1,680,171
                                                                                           ----------------      ----------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                          12,445,563             3,150,000
                                                                                           ----------------      ----------------

DEFERRED REVENUE, NET OF CURRENT PORTION                                                         1,870,000               870,000
                                                                                           ----------------      ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' DEFICIT:
       Preferred stock, $.01 par value-
            Authorized - 5,000,000 shares
            Issued and outstanding -
            16,397 shares and 6,993 shares
            at December 31, 1997 and 1998, respectively
            (Liquidation preference of $8,228,082 as of December 31, 1998)                             164                       69
       Common stock, $.01 par value-
            Authorized - 120,000,000 shares
            Issued - 45,792,585 shares and 70,524,027 shares
            at December 31, 1997 and 1998, respectively                                            457,926                  705,240
       Additional paid-in capital                                                              147,356,579              160,733,433
       Accumulated deficit                                                                    (152,359,497)            (166,263,346)
       Less: Treasury stock - (345,000 shares at cost)                                          (1,638,859)              (1,638,859)
                                                                                           ----------------         ----------------
            Total stockholders' deficit                                                         (6,183,687)              (6,463,463)

                                                                                           ----------------         ----------------
                                                                                               $28,967,572              $23,525,914
                                                                                           ================         ================


            The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Years Ended December 31,
                                                                       1996                 1997               1998
                                                                 ------------------   -----------------   ----------------

REVENUES                                                               $17,606,871         $20,994,546        $44,514,057

COST OF REVENUES                                                        14,169,471          20,055,963         23,050,834
                                                                 ------------------   -----------------   ----------------

         Gross profit                                                    3,437,400             938,583         21,463,223
                                                                 ------------------   -----------------   ----------------

OPERATING EXPENSES:

         Research and development                                        6,297,477          11,990,332          7,029,348
         Sales and marketing                                             5,076,941           6,959,750         15,132,595
         General and administrative                                      9,752,922          15,332,241          8,866,530
         Business development
              and other financing costs                                  2,879,603           2,060,852                  -
         Restructuring and asset write-off (Note 4)                      1,660,808           3,325,000            (131,310)
         Settlement and litigation costs                                   880,000           3,199,000                  -
                                                                 ------------------   -----------------   ----------------

                 Total operating expenses                               26,547,751          42,867,175         30,897,163
                                                                 ------------------   -----------------   ----------------

                 Loss from operations                                  (23,110,351)        (41,928,592)        (9,433,940)

INTEREST EXPENSE                                                          (271,619)         (6,993,898)        (1,290,905)

INTEREST INCOME                                                          1,355,488             456,945             33,080

NET GAIN (LOSS) ON TRADING SECURITIES                                    2,033,371             (52,272)           703,211

ASSET WRITE-OFF (NOTE 4)                                                (1,397,000)         (9,658,000)                 -

OTHER INCOME (EXPENSE)                                                     591,853            (193,262)            21,311
                                                                 ------------------   -----------------   ----------------

         NET LOSS FROM CONTINUING OPERATIONS                           (20,798,258)        (58,369,079)        (9,967,243)
                                                                 ------------------   -----------------   ----------------

LOSS FROM DISCONTINUED OPERATIONS (NOTE 2):

         Loss from operations                                          (20,895,534)        (29,508,755)        (1,090,885)
         Gain (Loss) on dispositions, net                                3,830,000           2,073,943         (1,533,295)
                                                                 ------------------   -----------------   ----------------

         NET LOSS FROM DISCONTINUED OPERATIONS                         (17,065,534)        (27,434,812)        (2,624,180)
                                                                 ------------------   -----------------   ----------------

                 NET LOSS                                            $ (37,863,792)      $ (85,803,891)      $(12,591,423)
                                                                 ==================   =================   ================

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

         Continuing operations                                              $(0.84)             $(1.79)            $(0.18)
         Discontinued operations                                             (0.65)              (0.78)             (0.04)
                                                                 ------------------   -----------------   ----------------

                 TOTAL LOSS PER COMMON SHARE                                $(1.49)             $(2.57)            $(0.22)
                                                                 ==================   =================   ================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                           26,166,538          35,105,272         62,868,696
                                                                 ==================   =================   ================


              The     accompanying   notes  are  an   integral   part  of  these
                      consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                   Preferred Stock       Common Stock           Treasury Stock
                                                                  ----------------------------------------------------------------
                                                                   Number     $0.01     Number     $0.01      Number
                                                                  of Shares Par Value  of Shares  Par Value  of Shares   Cost

                                                                  ----------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                        13,860     $139     20,135,406  $201,353   (200,000)  $(1,211,757)

    Sale of common stock pursuant to warrants and
     options                                                          --       --      2,967,996    29,681         --            --
    Sale of common stock                                              --       --      1,176,205    11,762         --            --
    Payments received on subscriptions receivable                     --       --            --         --         --            --
    Issuance of preferred stock, including common stock issued
     as a placement fee, net of issuance costs                    32,000      320        115,000     1,150         --            --
    Issuance of common stock for 1995 employer 401(k)
     matching contribution                                            --       --         45,885       459         --            --
    Conversion of preferred stock, including accrued
     dividends and interest of $782,602                          (25,209)    (252)     4,481,518    44,815         --            --
    Conversion of convertible debentures                              --       --         34,615       346         --            --
    Redemption of convertible debentures                              --       --             --        --         --            --
    Value ascribed to convertible debentures                          --       --             --        --         --            --
    Redemption of preferred stock                                 (2,500)     (25)            --        --         --            --
    Exercise of underwriter's warrants                                --       --        500,000     5,000         --            --
    Exercise of stock options in majority controlled
     subsidiary                                                       --       --             --        --         --            --
    Issuance of common stock for conversion of debentures at
     Tissue Technologies, Inc.                                        --       --        813,431     8,134         --            --
    Issuance of common stock for minority interest in
     Star Medical subsidiary                                          --       --        224,054     2,241         --            --
    Issuance of common stock in exchange for license
     rights                                                           --       --         56,900       569         --            --
    Issuance of common stock for acquisition of
     Dermascan, Inc.                                                  --       --         35,000       350         --            --
    Issuance of common stock for investment banking and merger
     and acquisition consulting services                              --       --         56,802       568         --            --
    Compensation expense related to warrants issued to
     non-employees under SFAS No. 123                                 --       --             --        --         --            --
    Return of escrowed shares                                         --       --        (46,000)     (460)        --            --
    Amortization of deferred financing costs                          --       --             --        --         --            --
    Unrealized loss on marketable securities                          --       --             --        --         --            --
    Preferred stock dividends                                         --       --             --        --         --            --
    Net loss                                                          --       --             --        --         --            --
                                                                  -----------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                        18,151     $182      30,596,812 $305,968  (200,000)  $(1,211,757)
                                                                  =================================================================







                                                                 Additional                     Unrealized
                                                                 Paid-in        Accumulated   (Loss) Gain on   Subscriptions
                                                                 Capital         Deficit        Marketable      Receivable
                                                                                Securities
                                                                 ------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                        $54,152,385  $(25,864,657)      $--          $(1,988,709)

    Sale of common stock pursuant to warrants and
     options                                                        7,569,226           --         --                   --
    Sale of common stock                                            6,049,618           --         --                   --
    Payments received on subscriptions receivable                          --           --         --            2,441,556
    Issuance of preferred stock, including common stock issued
     as a placement fee, net of issuance costs                     30,821,677           --         --                   --
    Issuance of common stock for 1995 employer 401(k)
     matching contribution                                            160,139           --         --                   --
    Conversion of preferred stock, including accrued
     dividends and interest of $782,602                               744,124           --         --                   --
    Conversion of convertible debentures                              145,260           --         --                   --
    Redemption of convertible debentures                              (41,530)          --         --                   --
    Value ascribed to convertible debentures                        2,757,860           --         --                   --
    Redemption of preferred stock                                  (3,123,127)          --         --                   --
    Exercise of underwriter's warrants                              1,057,500           --         --           (1,057,500)
    Exercise of stock options in majority controlled
     subsidiary                                                        50,000           --         --                   --
    Issuance of common stock for conversion of debentures at
     Tissue Technologies, Inc.                                      1,019,022           --         --                   --
    Issuance of common stock for minority interest in
     Star Medical subsidiary                                        1,747,482           --         --                   --
    Issuance of common stock in exchange for license
     rights                                                           369,574           --         --                   --
    Issuance of common stock for acquisition of
     Dermascan, Inc.                                                  489,650           --         --                   --
    Issuance of common stock for investment banking and merger
     and acquisition consulting services                              476,156           --         --                   --
    Compensation expense related to warrants issued to
     non-employees under SFAS No. 123                                 532,758           --         --                   --
    Return of escrowed shares                                             460           --         --                   --
    Amortization of deferred financing costs                          (77,683)          --         --                   --
    Unrealized loss on marketable securities                               --           --   (342,500)                  --
    Preferred stock dividends                                              --   (1,242,751)        --                   --
    Net loss                                                               --  (37,863,792)        --                   --
                                                                 ------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                                       $104,900,551 $(64,971,200) $(342,500)           $(604,653)
                                                                 ============================================================







                                                                      Total
                                                                   Stockholders
                                                                 Equity (Deficit)
                                                                -------------------
BALANCE, DECEMBER 31, 1995                                         25,288,754

    Sale of common stock pursuant to warrants and
     options                                                        7,598,907
    Sale of common stock                                            6,061,380
    Payments received on subscriptions receivable                   2,441,556
    Issuance of preferred stock, including common stock issued
     as a placement fee, net of issuance costs                     30,823,147
    Issuance of common stock for 1995 employer 401(k)
     matching contribution                                            160,598
    Conversion of preferred stock, including accrued
     dividends and interest of $782,602                               788,687
    Conversion of convertible debentures                              145,606
    Redemption of convertible debentures                              (41,530)
    Value ascribed to convertible debentures                        2,757,860
    Redemption of preferred stock                                  (3,123,152)
    Exercise of underwriter's warrants                                  5,000
    Exercise of stock options in majority controlled
     subsidiary                                                        50,000
    Issuance of common stock for conversion of debentures at
     Tissue Technologies, Inc.                                      1,027,156
    Issuance of common stock for minority interest in
     Star Medical subsidiary                                        1,749,723
    Issuance of common stock in exchange for license
     rights                                                           370,143
    Issuance of common stock for acquisition of
     Dermascan, Inc.                                                  490,000
    Issuance of common stock for investment banking and merger
     and acquisition consulting services                              476,724
    Compensation expense related to warrants issued to
     non-employees under SFAS No. 123                                 532,758
    Return of escrowed shares                                              --
    Amortization of deferred financing costs                          (77,683)
    Unrealized loss on marketable securities                         (342,500)
    Preferred stock dividends                                      (1,242,751)
    Net loss                                                      (37,863,792)
                                                                 ------------

BALANCE, DECEMBER 31, 1996                                       $ 38,076,591
                  === ====                                       ============


               The    accompanying   notes  are  an   integral   part  of  these
                      consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)




                                                             Preferred Stock        Common Stock              Treasury Stock
                                                            -----------------------------------------------------------------------
                                                            Number      $0.01     Number      $0.01        Number
                                                            of Shares  Par Value  of Shares   Par Value   of Shares       Cost
                                                            -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                   18,151       $182    30,596,812  $305,968     (200,000)  $(1,211,757)

    Sale of common stock pursuant to warrants,
     options and Employee Stock Purchase Plan                    --         --       815,101     8,151           --            --
    Reduction in subscriptions receivable                        --         --            --        --           --            --
    Sale of preferred stock, net of issuance costs of
     approximately $1,000,000                                16,000        160            --        --           --            --
    Issuance of common stock for 1996 employer 401(k)
     matching contribution                                       --         --        87,441       874           --            --
    Conversion and redemption of preferred stock            (17,754)      (178)    6,139,841    61,399           --            --
    Conversion of convertible debentures and issuance
     of common stock to an investor                              --         --     7,464,961    74,650           --            --
    Issuance of common stock for investment banking, merger
     and acquisition and consulting services                     --         --        20,000       200           --            --
    Value ascribed to the discount feature of
     convertible debentures issued                               --         --       413,109     4,131           --            --
    Unrealized gain on marketable securities                     --         --            --        --           --            --
    Preferred stock dividends                                    --         --            --        --           --            --
    Guaranteed value of common stock associated with
     Dermascan acquisition                                       --         --            --        --           --            --
    Issuance of common stock for technology                      --         --       255,320     2,553           --            --
    Purchase of stock for treasury                               --         --            --        --     (145,000)     (427,102)
    Gain related to the issuance of common stock by
     Nexar Technologies, Inc.                                    --         --            --        --           --            --
    Value ascribed to warrant to purchase common
     stock issued to Coherent, Inc.                              --         --            --        --           --            --
    Net loss                                                     --         --            --        --           --            --
                                                            ----------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                   16,397       $164    45,792,585  $457,926     (345,000)  $(1,638,859)
                                                            ======================================================================








                                                             Additional                  Unrealized (Loss)
                                                             Paid-in      Accumulated    Gain on Marketable    Subscriptions
                                                             Capital       Deficit         Securities         Receivable
                                                             ----------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                   $104,900,551  $(64,971,200)      $(342,500)     $(604,653)

    Sale of common stock pursuant to warrants,
     options and Employee Stock Purchase Plan                   1,606,083            --              --             --
    Reduction in subscriptions receivable                              --            --              --        604,653
    Sale of preferred stock, net of issuance costs of
     approximately $1,000,000                                  14,999,840            --              --             --
    Issuance of common stock for 1996 employer 401(k)
     matching contribution                                        317,280            --              --             --
    Conversion and redemption of preferred stock               (3,926,317)           --              --             --
    Conversion of convertible debentures and issuance
     of common stock to an investor                            16,935,713            --              --             --
    Issuance of common stock for investment banking, merger
     and acquisition and consulting services                       52,925            --              --             --
    Value ascribed to the discount feature of
     convertible debentures issued                              3,750,812            --              --             --
    Unrealized gain on marketable securities                           --            --         342,500             --
    Preferred stock dividends                                          --    (1,584,406)             --             --
    Guaranteed value of common stock associated with
     Dermascan acquisition                                       (216,562)           --              --             --
    Issuance of common stock for technology                     1,146,388            --              --             --
    Purchase of stock for treasury                                     --            --              --             --
    Gain related to the issuance of common stock by
     Nexar Technologies, Inc.                                   7,409,866            --              --             --
    Value ascribed to warrant to purchase common
     stock issued to Coherent, Inc.                               380,000            --              --             --
    Net loss                                                           --   (85,803,891)             --             --
                                                             ----------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                   $147,356,579  $(152,359,497)    $       --      $      --
                                                             ==========================================================



                                                                Total
                                                             Stockholder
                                                           Equity (Deficit)
                                                           ----------------

BALANCE, DECEMBER 31, 1996                                   $38,076,591

    Sale of common stock pursuant to warrants,
     options and Employee Stock Purchase Plan                  1,614,234
    Reduction in subscriptions receivable                        604,653
    Sale of preferred stock, net of issuance costs of
     approximately $1,000,000                                  15,000,000
    Issuance of common stock for 1996 employer 401(k)
     matching contribution                                        318,154
    Conversion and redemption of preferred stock               (3,865,096)
    Conversion of convertible debentures and issuance
     of common stock to an investor                            17,010,363
    Issuance of common stock for investment banking, merger
     and acquisition and consulting services                       53,125
    Value ascribed to the discount feature of
     convertible debentures issued                              3,754,943
    Unrealized gain on marketable securities                      342,500
    Preferred stock dividends                                  (1,584,406)
    Guaranteed value of common stock associated with
     Dermascan acquisition                                       (216,562)
    Issuance of common stock for technology                     1,148,941
    Purchase of stock for treasury                               (427,102)
    Gain related to the issuance of common stock by
     Nexar Technologies, Inc.                                   7,409,866
    Value ascribed to warrant to purchase common
     stock issued to Coherent, Inc.                               380,000
    Net loss                                                  (85,803,891)
                                                             ------------
BALANCE, DECEMBER 31, 1997                                   $(6,183,687)
                  === ====                                   ============


             The     accompanying   notes   are  an   integral   part  of  these
                     consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)


                                                                                        Preferred Stock              Common Stock
                                                                                    -----------------------------------------------
                                                                                          Number        $0.01            Number
                                                                                         of Shares       Par Value      of Shares
                                                                                     ----------------------------------------------
BALANCE, DECEMBER 31, 1997                                                                  16,397   $         164      45,792,585

  Sale of common stock pursuant to warrants, options and Employee
   Stock Purchase Plan                                                                          --              --         192,211
  Issuance of common stock for 1997 employer 401(k) matching contribution                       --              --         311,887
  Conversion of preferred stock                                                             (5,888)            (59)      6,891,682
  Conversion of convertible debentures                                                          --              --       7,035,662
  Issuance of common stock net of investment banking fees                                       --              --      10,200,000
  Redemption of preferred stock                                                             (3,516)            (36)             --
  Value ascribed to warrants issued to investment banker                                        --              --              --
  Common stock issued for advisory services                                                     --              --         100,000
  Costs incurred related to the issuance of common stock                                        --              --              --
  Preferred stock dividends and penalties                                                       --              --              --
  Net loss                                                                                      --              --              --

                                                                                     -------------   -------------     -----------
BALANCE, DECEMBER 31, 1998                                                                   6,993   $          69      70,524,027
                                                                                     =============   =============     ===========


                                                                                    Common Stock                Treasury Stock
                                                                               ----------------------------------------------------
                                                                                        $0.01            Number
                                                                                        Par Value       of Shares          Cost
                                                                               ----------------------------------------------------
BALANCE, DECEMBER 31, 1997                                                           $     457,926       (345,000)  ($  1,638,859)

  Sale of common stock pursuant to warrants, options and Employee
   Stock Purchase Plan                                                                       1,923             --               --
  Issuance of common stock for 1997 employer 401(k) matching contribution                    3,118             --
  Conversion of preferred stock                                                             68,917             --
  Conversion of convertible debentures                                                      70,356             --               --
  Issuance of common stock net of investment banking fees                                  102,000             --               --
  Redemption of preferred stock                                                                 --             --               --
  Value ascribed to warrants issued to investment banker                                        --             --               --
  Common stock issued for advisory services                                                  1,000             --               --
  Costs incurred related to the issuance of common stock                                        --             --               --
  Preferred stock dividends and penalties                                                       --             --               --
  Net loss                                                                                      --             --               --

                                                                                     -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998                                                           $     705,240        (345,000)  ($  1,638,859)
                                                                                     =============   =============   =============



                                                                                  Additional                              Total
                                                                                  Paid-in           Accumulated       Stockholders'
                                                                                  Capital             Deficit       Equity (Deficit)
                                                                                ---------------------------------------------------
BALANCE, DECEMBER 31, 1997                                                           $ 147,356,579   ($152,359,497)  ($  6,183,687)

  Sale of common stock pursuant to warrants, options and Employee
   Stock Purchase Plan                                                                      64,208              --          66,131
  Issuance of common stock for 1997 employer 401(k) matching contribution                  251,163              --         254,281
  Conversion of preferred stock                                                            583,310              --         652,168
  Conversion of convertible debentures                                                   6,368,820              --       6,439,176
  Issuance of common stock net of investment banking fees                                9,738,000              --       9,840,000
  Redemption of preferred stock                                                        (3,615,522)              --      (3,615,558)
  Value ascribed to warrants issued to investment banker                                  171,000               --         171,000
  Common stock issued for advisory services                                                99,000               --         100,000
  Costs incurred related to the issuance of common stock                                 (283,125)              --        (283,125)
  Preferred stock dividends and penalties                                                      --       (1,312,426)     (1,312,426)
  Net loss                                                                                     --      (12,591,423)    (12,591,423)
                                                                                    -------------    -------------   -------------
BALANCE, DECEMBER 31, 1998                                                          $ 160,733,433    ($166,263,346)  ($  6,463,463)
                                                                                    =============    =============   =============

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               Years Ended December 31,
                                                                                        1996            1997              1998
                                                                                --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                                                    $(37,863,792)    $(85,803,891)    $(12,591,423)
            Less: Net Loss from Discontinued Operations                             (17,065,534)     (27,434,812)      (2,624,180)
                                                                                   ------------     ------------     ------------
       Net Loss from Continuing Operations                                          (20,798,258)     (58,369,079)      (9,967,243)
                                                                                   ------------     ------------     ------------

       Adjustments to reconcile net loss from continuing operations to net cash used in operating activities-
            Depreciation and amortization                                             2,343,013        2,246,412        2,676,651
            Restructuring and asset write-off costs                                   3,057,808       12,983,000         (131,310)
            Write-off of in-process research and development                             57,212               --               --
            Write-off of intangible assets                                              631,702               --               --
            Loss on sale of wholly-owned subsidiary                                          --          165,845               --
            Write-off of deferred financing costs associated with                            --               --               --
                 redemption of convertible debentures                                   201,500           27,554               --
            Valuation allowances for notes and investments                                   --        1,035,912               --
            Accrued interest receivable on note                                              --               --               --
                 and subscription receivable                                           (568,917)              --               --
            Foreign currency exchange gain                                             (446,596)        (651,970)              --
            Non-cash interest expense related to debt                                   163,680        5,473,077           63,652
            Non-cash compensation related to common stock and warrants                  836,982          205,238          171,000
            Realized gain on marketable securities                                     (835,197)        (577,969)              --
            Unrealized (gain) loss on marketable securities                          (1,198,174)         669,293         (703,211)
            Changes in assets and liabilities,
                 Purchases of marketable securities                                 (10,355,055)        (152,938)              --
                 Net sale of marketable securities                                   10,244,044        2,234,436        2,152,537
                 Accounts receivable                                                    (82,025)      (1,809,371)      (7,689,441)
                 Inventories                                                         (4,661,443)      (3,390,396)        (704,868)
                 Other current assets                                                (1,514,858)      (1,005,781)       1,097,553
                 Accounts payable                                                     1,243,161        1,378,637        2,402,763
                 Accrued liabilities                                                  4,727,008        3,546,543          639,934
                 Deferred revenue                                                        35,773        2,948,247       (1,140,599)
                                                                                   ------------     ------------     ------------
                          Net cash used in operating activities                     (16,918,640)     (33,043,310)     (11,132,582)
                                                                                   ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                           (3,180,112)      (5,777,446)        (403,189)
       Increase in other assets                                                      (1,176,527)         (95,830)         (19,628)
       Loans to related parties                                                      (7,338,625)      (1,250,000)              --
       Loans to unrelated parties                                                    (2,236,531)              --               --
       Payments received on loans to related parties                                  9,322,284          941,288               --
       Guaranteed value associated with Dermascan acquisition                                --         (216,562)              --
       Net proceeds from notes receivable                                                    --               --               --
       Investment in nonmarketable securities                                        (2,077,054)      (1,057,631)              --
                                                                                   ------------     ------------     ------------
                          Net cash used in investing activities                      (6,686,565)      (7,456,181)        (422,817)
                                                                                   ------------     ------------     ------------

             The accompanying notes are an integral part of these
                     consolidated financial statements

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                                         Years Ended December 31,
                                                                                   1996               1997              1998
                                                                               ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of convertible debentures                           14,169,441       16,715,169               --
       Proceeds from notes payable                                                        --        3,500,000               --
       Deferred financing costs incurred related to convertible debentures        (1,365,217)            --                 --
       Redemption of convertible debentures                                         (930,000)        (196,000)      (2,196,667)
       Proceeds from (payments of) notes payable and capital lease obligations      (260,224)      (4,856,479)       3,010,817
       Proceeds from issuance of common stock                                     13,715,287        1,462,121        9,840,000
       Proceeds from exercise of warrants, stock options
            and Employee Stock Purchase Plan                                              --               --           66,131
       Issuance of preferred stock                                                30,823,147       15,000,000               --
       Purchase of treasury stock                                                         --         (427,102)              --
       Payment of contingent note payable                                           (500,000)              --               --
       Cost incurred in connection with the issuance of common stock                      --               --         (283,125)
       Redemption of preferred stock, including accrued dividends of $71,223
            and $771,876 in 1996 and 1998, respectively                           (3,194,375)              --       (4,387,434)
       Proceeds from line of credit                                                       --               --        1,000,000
       Payments received on subscription receivable                                2,009,592               --               --
       Deferred costs                                                               (932,661)              --               --
                                                                                ============    =============     ============
                          Net cash provided by financing activities               53,534,990       31,197,709        7,049,722
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              29,929,785       (9,301,782)      (4,505,677)
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                           (30,073,633)          12,676        3,377,095
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                12,436,254       12,292,406        3,003,300
                                                                                ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                    $ 12,292,406     $  3,003,300     $  1,874,718
                                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid for interest                                                   $    280,659     $    534,037     $  1,094,759
                                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
       Conversion of convertible debentures and related accrued
            interest, net of financing fees                                     $  1,172,762     $ 17,010,363     $  6,439,176
                                                                                ============     ============     ============
       Subscription received in connection with warrant
            exercises                                                           $  1,057,500     $         --     $         --
                                                                                ============     ============     ============

       Conversion of preferred stock                                            $    788,687     $    414,904     $    652,168
                                                                                ============     ============     ============

       Issuance of common stock for purchase of technology
            related to discontinued operations                                  $         --     $  1,148,941     $         --
                                                                                ============     ============     ============
       Exchange of preferred stock for investment in a
            discontinued operation                                              $         --     $ (4,280,000)    $         --
                                                                                ============     ============     ============
       Investment banking and consulting fees for services related
            to the issuance of common stock and convertible debentures          $    709,224     $     53,125     $         --
                                                                                ============     ============     ============
       Issuance of common stock for employer 401(k)
            matching contribution                                               $    160,598     $    318,154     $    254,281
                                                                                ============     ============     ============
       Issuance of common stock for minority interest
            in Star Medical Technologies subsidiary                             $  1,749,723     $         --     $         --
                                                                                ============     ============     ============
      Issuance of common stock for advisory services performed
            in 1997                                                             $         --     $         --     $    100,000

                                                                                ============     ============     ============

           The accompanying notes are an integral part of these consolidated financial statements

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND OPERATIONS

         Palomar Medical Technologies, Inc. and subsidiaries ("Palomar" or the "Company") are engaged in the commercial sale and development of cosmetic and medical laser systems and services. During the year ended December 31, 1997, the Company formed and began execution of a plan to dispose of its electronics segment (see Note 2). The Company substantially completed the divestiture program in May of 1998.

         Some of the Company's medical laser products are in various stages of development; and, accordingly, the success of future operations is subject to a number of risks similar to those of other companies with products in similar stages of development. Principal among these risks are the successful development and marketing of the Company's products, obtaining regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals.

         The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and/or other potential sources including the pending sale of its Star Medical Technologies, Inc. ("Star") to Coherent, Inc. ("Coherent), as discussed below, in order to fund its operations over the next twelve months. The Company has financed current operations, expansion of its core business and outside short-term financial investments primarily through the private sale of debt and equity securities of the Company. Net cash provided by financing activities totaled approximately $53,535,000, $31,198,000 and $7,050,000 for the years ended December 31, 1996, 1997 and 1998, respectively. If the Company does not complete the sale of Star to Coherent the Company believes that it will require additional financing during the next twelve-month period to continue to fund operations and growth. This additional financing could be in the form of sales of securities to private investors which are generally sold at a discount to the publicly quoted market price for similar securities. It has been the Company's experience that private investors require that the Company make its best effort to register these securities for resale to the public at some future time.

         On December 7, 1998, the Company entered into a Agreement and Plan of Reorganization (the "Agreement") with Coherent to sell all of the issued and outstanding common stock of Star, its 99.96% majority-owned subsidiary, to Coherent. The Company currently owns substantially all of the issued and outstanding common shares of Star. However, options outstanding granted to Palomar and employees of Star to purchase shares of Star's common stock remain outstanding. When all of the outstanding options under Star's Stock Option Plan have been exercised, the Company will own 82.46% of Star's common stock and the employees will collectively own 17.54%. See Note 7. Under the terms of the Agreement, the selling price of Star is $65 million. In addition, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that use certain patents currently licensed by the Company on an exclusive basis from Massachusetts General Hospital. See Note 12(b). This sale is subject to the approval of the stockholders of Palomar.

         The Agreement may only be terminated by (i) mutual consent of the Company, Star and Coherent, or (ii) Coherent, if Palomar's Board of the Company approves a superior proposal to sell Star to a different party, or (iii) either party after May 1, 1999. The Company anticipates that this sale will close by May 1, 1999, so long as the Company obtains stockholder approval.

(2)      DISCONTINUED OPERATIONS

         During the fourth quarter of 1997, the Company's Board of Directors approved a plan to dispose of the electronics business segment. The electronics segment consist of the manufacture and sale of personal computers, high-density flexible electronics circuitry and memory modules. The Company substantially completed this plan in May of 1998.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Nexar Technologies, Inc. ("Nexar") was included in the electronics business segment. Nexar is an early-stage company that manufactures, markets and sells personal computers. On April 14, 1997, Nexar completed an initial public offering of 2,500,000 shares at $9.00 per share, for net proceeds of approximately $19,593,000. The Company recorded an increase in stockholders' equity of $7,409,866, in accordance with Staff Accounting Bulletin ("SAB") No. 51 as a result of Nexar's initial public offering. The Company's accounting policy for gains arising under SAB No. 51 is to recognize these gains in its statement of operations to the extent that such gains are realizable at the date of each transaction.

         During the fourth quarter of 1997, the Company reduced its ownership in Nexar through the sale of common stock to private investors. At December 31, 1997, the Company beneficially owned 3,746,343 shares of Nexar's common stock, representing approximately a 36% ownership. As of December 31, 1998 the Company beneficially owned 2,406,080 shares of Nexar's common stock, representing approximately a 19% ownership interest and had no other significant obligations related to Nexar, other than the guaranty to GFL Advantage Fund Limited ("GFL") discussed below. The Company has been actively trying to sell its remaining shares of Nexar common stock; however, the Company may not be successful since Nexar filed in the United States Bankruptcy Court a petition for reorganization under Chapter 11 of Title 11 of the United States Code on December 17, 1998. Furthermore, Nexar has been delisted from The Nasdaq Stock Market due to Nexar's failure to satisfy Nasdaq minimum listing requirements.

         The Company has accounted for its investment in Nexar as a discontinued operation using the equity method. During 1998, the Company recorded a charge to discontinued operations of $1,524,966 as a result of management's decision to write-down the carrying value of its investment in Nexar. During the years ended December 31, 1996 and 1997, the Company recognized gains on the disposition of shares of Nexar common stock of $3,830,000 and $6,221,689, respectively. These amounts are included in "Gain (Loss) on Dispositions, net" in the Consolidated Statements of Operations.

         The following is the summarized financial information for Nexar:

                                                                  December 31,
                                                        1996                        1997
                                              -------------------------    ------------------------
             Current Assets                                $16,966,851                 $17,810,564
             Non-Current Assets                              2,622,270                   2,098,495
             Current Liabilities                             6,542,296                   7,886,594
             Non-Current Liabilities                        22,817,998                     883,613

                                                             Year Ended December 31,
                                                        1996                        1997
                                              -------------------------    ------------------------

             Net Revenues                                  $18,695,364                 $33,608,063
             Gross Profit                                    2,302,881                     740,151
             Net Loss                                       (7,510,139)                (13,346,380)




         On December 31, 1997 the Company entered into an Exchange Agreement and sold 500,000 shares of Nexar's common stock to GFL for $2,000,000. Under the terms of the Exchange Agreement, Palomar guaranteed GFL a minimum selling price of $5.00 per share with respect to 400,000 shares of Nexar's common stock over a two-year time period. The Company is obligated to pay GFL on January 1, 2000 the difference between $5.00 and the price at which GFL sells the shares of Nexar's common stock. As of December 31, 1998, the deferred liability related to this transaction totaled $1,680,171 and represents the total amount due to GFL after GFL sold their 400,000 common shares of Nexar stock.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         The other entities that were included in the electronics business segment are Dynaco Corp. ("Dynaco") and Dynaco's wholly owned subsidiaries Comtel Electronics, Inc. ("Comtel") and Dynamem, Inc. ("Dynamem"). On December 9, 1997, the Company entered into a two-phase stock purchase agreement with Biometric Technologies Corporation ("BTC"). BTC was formed jointly by Dynaco's President and its Chairman of the Board. The first phase was consummated on December 9, 1997 and consisted of the sale of all of the issued and outstanding common stock of Comtel and Dynamem in exchange for $3,654,000 payable in two installments. The first installment was a $850,000 unsecured promissory note that was due on February 15, 1998. The second installment was a $2.8 million unsecured promissory note due in forty-eight monthly installments, beginning February 1, 1999. This promissory note was fully reserved by the Company during 1997, as its ultimate collectibility was believed to be uncertain. BTC did not make the first installment on February 1, 1998 and on October 7, 1998 the Company and BTC agreed to reduce the principal balances of the $850,000 note and the $2.8 million note to a total of $1,000,000. BTC paid $500,000 during 1998 and the balance is due April 5, 1999. The amended note is guaranteed by the principal shareholders of BTC.

         As part of phase I, the Company entered into a Loan and Subscription Agreement with a creditor of Comtel for $3,233,000. This promissory note represents the settlement of amounts owed the creditor by Comtel and guaranteed by Palomar. Principal and interest payments are being made over twenty-four months, beginning December 31, 1997 and interest will accrue at the bank's prime rate (7.75% at December 31, 1998) plus 2.25%. This promissory note has been collateralized by 3,250,000 shares of the Company's common stock that are held in escrow, are not entitled to vote and are not considered outstanding. The Company also guaranteed up to $2,500,000 of Comtel's borrowings from this creditor until November 30, 1999. The stockholders of BTC have personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1,500,000 in the event that the Company is obligated to honor this guarantee.

         In connection with the disposition of Comtel, the Company also restructured all assets and investments related to a significant customer of Comtel into a $4,000,000 note receivable. This receivable was fully reserved by the Company during 1997, as its ultimate collectibility is uncertain. To date, no amounts have been received under this restructured note receivable from the customer, nor does the Company anticipate receiving any amounts from this note receivable in the foreseeable future.

         In phase II, BTC agreed to purchase all of the issued and outstanding stock of Dynaco. The phase II purchase price was $5,346,000, of which $2,673,000 was to be paid in cash and $2,673,000 was to be paid in BTC common stock of equal value. Alternatively, the Company could have elected to have the entire phase II purchase paid in cash at a value of $3,500,000. During phase II BTC had the option of selling Dynaco to a third party if agreed to by the Company and BTC. Phase II was required to be completed by June 30, 1998. Consistent with the terms of the agreement with BTC, the Company entered into a Stock Purchase Agreement with Quick Turn Circuits, Inc. ("QTC") on May 26, 1998 pursuant to which QTC purchased 100% of the issued and outstanding shares of common stock of Dynaco for $3,200,000.

         As of December 31, 1997, the Company recognized a loss of approximately $4,148,000 related to the phase I and phase II dispositions. These charges have been netted in "Gain (Loss) on Dispositions, net" in the accompanying Consolidated Statements of Operations. As of December 31, 1997, the Company accrued for the estimate of Dynaco's 1998 operating loss through June 30, 1998 of approximately $850,000. Through the date of disposition of Dynaco, the Company recognized additional operating losses totaling $1,090,885. During 1998, the Company recorded a loss on disposition of $8,329 related to the ultimate sale of Dynaco to QTC.


     Pursuant to Accounting Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, ("APB No. 30") the consolidated financial statements of the Company have been reclassified to reflect the dispositions of the aforementioned subsidiaries that comprise the electronics segment.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Accordingly, the assets and liabilities, revenues and expenses, and cash flows of the electronics segment have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net assets (liabilities) of these entities have been reported as "Net Assets (Liabilities) of Discontinued Operations" in the accompanying Consolidated Balance Sheets; the net operating losses of these entities have been reported as "Net Loss from Discontinued Operations" in the accompanying Consolidated Statements of Operations; the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations" in the accompanying Consolidated Statements of Cash Flows.

     Summarized financial information for the discontinued operations were as follows:

                                                                        December 31,
                                                                  1997                1998
                                                              --------------      --------------
              Current Assets                                     $5,683,694       $         -
              Total Assets                                       11,506,145                 -

              Current Liabilities                                 5,375,353                 -
              Total Liabilities                                   5,680,543        (1,680,171)

                                                              --------------      --------------
              Net Assets (Liabilities) of Discontinued
                   Operations                                    $5,825,602       $(1,680,171)
                                                              ==============      ==============


         The assets and liabilities of the discontinued operations as of December 31, 1997 represent the financial position of Dynaco and the Company's liability associated with the sale of Nexar common stock to GFL. The net liability as of December 31, 1998 represents the Company's liability associated with the sale of Nexar common stock to GFL.


                                                              Year Ended December 31,             Period Ended May 26,
                                                              1996              1997                   1998

                                                         ----------------  ----------------   ------------------------
              Revenues                                       $52,491,572       $57,663,080                 $6,471,701

              Net Loss from Discontinued Operations        $(17,065,534)     $(27,434,812)               $(2,624,180)



         The loss from operations for all of the discontinued operations from the measurement date, October 1, 1997, through the date of disposition for Comtel and Dynamem or December 31, 1997 for Dynaco, total approximately $3,405,000. Dynaco's loss from operations for the period beginning January 1, 1998 and ending May 26, 1998, the date of disposition, totaled $1,940,885.


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The  accompanying   consolidated   financial   statements  reflect  the
application of certain accounting policies described below and elsewhere in the Notes to Consolidated Financial Statements.

         (A) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and all wholly owned and majority-owned subsidiaries including Star, a 99.96% majority owned subsidiary as of December 31, 1998. Nexar, a discontinued entity, has been accounted for in consolidation under the equity method in accordance with APB No. 30 as described in Note 2.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         (C)      INVESTMENTS

         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and classified as held-to-maturity. There were no held-to-maturity securities as of December 31, 1997 and 1998. Securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are reported at fair market value and classified as available-for-sale securities. Unrealized gains and losses related to available-for-sale securities are included as a separate component of stockholders' equity. There were no available-for-sale securities as of December 31, 1997 and 1998. Securities that are bought and held principally for the purpose of selling them in the near term are reported at fair market value and classified as trading securities. Realized and unrealized gains and losses related to trading securities are included in the Consolidated Statements of Operations. As of December 31, 1997, marketable securities consisted of American Material & Technologies Corporation, held for trading purposes. As of December 31, 1998, the Company did not have any investments in marketable securities.

         (D)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead. At December 31, 1997 and 1998, inventories consist of the following:


                                                                               December 31,
                                                                         1997               1998
                                                                    ---------------    ----------------
                            Raw materials                               $2,928,350          $2,478,289
                            Work-in-process                                727,284           1,330,822
                            Finished goods                               1,055,840           1,607,231
                                                                    ---------------    ----------------
                                                                        $4,711,474          $5,416,342
                                                                    ===============    ================


         Included  in  finished   goods   inventory  at  December  31,  1998  is
approximately $938,000 of service inventory and finished good test units currently being evaluated by medical professionals.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         (E)      DEPRECIATION AND AMORTIZATION

         The Company provides for depreciation and amortization on property and equipment using the straight-line method by charging to operations amounts that allocate the cost of assets over their estimated useful lives as follows:

                                                                                  Estimated
                                   Asset Classification                          Useful Life
                            ------------------------------------            ----------------------
                            Machinery and equipment                               3-8 Years
                            Furniture and fixtures                                 5 Years
                            Leasehold improvements                              Term of Lease


         At December 31, 1997 and 1998, property and equipment consist of the following:


                                                                               December 31,
                                                                         1997                1998
                                                                    ----------------    ----------------
                             Machinery and equipment                     $6,328,442          $6,022,320
                             Furniture and fixtures                       1,018,931           1,120,450
                             Leasehold improvements                         480,453             567,216
                                                                    ----------------    ----------------
                                                                          7,827,826           7,709,986
                             Less:  Accumulated depreciation
                                        and amortization                  1,372,240           4,395,899
                                                                    ----------------    ----------------
                                                                         $6,455,586          $3,314,087
                                                                    ================    ================

         Included in machinery and equipment as of December 31, 1997 and 1998 is approximately $3,470,000 and $2,726,000, respectively, of equipment manufactured by the Company and used in its service business.

         (F)      COST IN EXCESS OF NET ASSETS ACQUIRED

         The costs in excess of net assets for acquired businesses are being amortized on a straight-line basis over 5 to 7 years. Amortization expense for the years ended December 31, 1996, 1997, and 1998 amounted to approximately $536,000, $554,000 and $602,000 respectively, and is included in general and administrative expenses in the Consolidated Statements of Operations.

         The Company accounts for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including cost in excess of net assets acquired, based on the estimated future cash flows to be generated by such assets. The Company has assessed the realizability of its long-lived assets as of December 31, 1998 and believes them to be realizable.

         (G)      DEFERRED FINANCING COSTS

         During the year ended December 31, 1996, the Company incurred financing costs related to several issuances of convertible debentures. Deferred financing costs are amortized by a charge to interest expense over the period that the debt is outstanding (see Note 6).

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         (H)      REVENUE RECOGNITION

         The Company recognizes product revenue upon shipment. The Company's sales of its product do not include any rights of return. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from services, which have not been significant to date, are recognized as the services are provided.

         (I)      SIGNIFICANT CUSTOMERS

         For the years ended December 31, 1997 and 1998, Coherent acted as the sales agent for products sold to the Company's customers that represented 11% and 89% of revenues and 51% and 89% of accounts receivable, respectively. Coherent is the Company's worldwide distributor of laser systems (see Note 12(d)). International sales (including sales for which Coherent was the sales agent) for the years ended December 31, 1996, 1997 and 1998 were approximately 22%, 24% and 39% respectively, of total revenue.

         (J)      RESEARCH AND DEVELOPMENT EXPENSES

         The Company charges research and development expenses to operations as incurred.

         (K)      NET LOSS PER COMMON SHARE

         Basic net loss per share was determined by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted net loss per share is the same as basic loss per share because the Company's potentially dilutive securities, primarily stock options, warrants, redeemable preferred stock and convertible debentures are antidilutive. The calculation of the Company's net loss per common share from continuing operations for the years ended December 31, 1996, 1997 and 1998 are as follows:



                                                                   Year Ended December 31,
                                                        1996                1997                1998
                                                   ----------------    ---------------     ----------------
   Net loss from continuing operations               $(20,798,258)      $(58,369,079)         $(9,967,243)
   Preferred stock dividends                           (1,242,751)        (1,584,406)          (1,312,426)
   Amortization of value ascribed to preferred
   stock conversion discount                             ---              (2,823,529)            ---
                                                   ----------------    ---------------     ----------------
   Adjusted net loss from continuing  operations     $(22,041,009)      $(62,777,014)        $(11,279,669)
                                                   ================    ===============     ================

   Basic and diluted net loss per common share
   from continuing operations                              $(0.84)            $(1.79)              $(0.18)
                                                   ================    ===============     ================

   Weighted average number of common shares
   outstanding                                         26,166,538         35,105,272           62,868,696
                                                   ================    ===============     ================


         Net loss from discontinued operations per common share is computed by dividing the net loss from discontinued operations by the weighted average number of common shares outstanding for the period.

         In 1996, 1997 and 1998, 16,140,688,  32,358,446 and 28,451,024 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         (L)      CONCENTRATION OF CREDIT RISK

         SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company places its cash in established financial institutions. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. To reduce its accounts receivable risk, the Company relies on its worldwide distributor to assess the financial strength of its end customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses. The Company's accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

         (M)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 1997 and 1998, financial instruments consisted principally of convertible debentures and preferred stock financings. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 1997 and 1998. Fair values have been determined through information obtained from market sources and management estimates.

         (N)      COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income/loss and its components in the financial statements. The components of the Company's comprehensive loss are as follows:


                                                                        December 31,
                                                        1996                1997                1998
                                                   ----------------    ---------------     ----------------
   Net loss from continuing operations               $(20,798,258)      $(58,369,079)         $(9,967,243)
   Unrealized (loss) gain on marketable securities       (342,500)           342,500                  ---
                                                   ----------------    ---------------     ----------------
   Comprehensive loss from continuing  operations    $(21,140,758)      $(58,026,579)         $(9,967,243)
                                                   ================    ===============     ================

         (O)      RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  to  the  1996  and  1997
consolidated   financial   statements   to  conform  with  the  current   year's
presentation.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(4)      ASSET WRITE-OFF AND RESTRUCTURING

         The Company, in accordance with applicable accounting principles, determined during the third quarter of 1997 that certain investments' and notes receivables' carrying values would not be realizable due to the Company's change in strategy to divest of its investments in non-core businesses. These investments did not qualify for discontinued operations in accordance with APB No. 30. During 1997, the Company fully reserved for all such investments resulting in a charge of approximately $10,283,000 to continuing operations, as follows:

                                         Description                                 Carrying Amount
                                         -----------                                 ---------------
                 Notes Receivable                                                       $ 2,250,000
                 Investments in Non-Core Businesses                                       8,033,000
                                                                                        -----------

                                                                                        $10,283,000
                                                                                        -----------
                                                                                        -----------


         The write-offs of the notes receivable and investment related to a number of strategic investments and loans in non-medical businesses that the Company made during 1996 and 1997. The notes receivable were principally mezzanine investments whereby the Company loaned money and, in some cases, received equity in early stage companies as a condition to making these loans. During 1996 and 1997, the Company also made other equity investments in companies that at the time were believed to be strategic to the Company's business or had the potential to yield a higher than average financial return. During 1997, based on a number of factors, including the Company's change in strategy, the book value of these companies and their poor financial performance to date, it became apparent to management that there was significant uncertainty as to the ultimate realizability of these investments and notes receivable. Accordingly, the Company wrote off these investments and notes receivable in 1997.

         In the third quarter of 1997, the Company recognized a restructuring charge of $2,700,000 based on the decision to discontinue certain medical product and service business units and consolidate others. The majority of these amounts relate to severance benefits for significant reductions in staffing for all areas of the Company, including the elimination of essentially all of the sales and marketing function as a result of the Coherent transaction (Note 12(d)). Management's plan specifically identified 33 employees who were targeted for termination almost exclusively in selling, general and administrative functions. Actual employees terminated as a result of this restructuring totaled 45.

         All expenses accounted for as restructuring charges were in accordance with the criteria set forth in EMERGING TASK FORCE ISSUE 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING), and are exclusive of the charges related to discontinued operations, as disclosed in
Note 2. Through December 31, 1998, the Company paid out $2,289,690 of severance costs and has a remaining liability of $279,000 to two individuals that will be paid out in 1999 resulting in total restructuring costs incurred of $2,568,690. Accordingly, the Company reversed the balance of this restructuring accrual of $131,310 in its consolidated statement of operations during the fourth quarter of fiscal 1998.

         As part of this restructuring, the Company disposed of the following medical businesses:

         (A)      TISSUE TECHNOLOGIES, INC.

         On December 16, 1997, the Company sold assets and certain liabilities of Tissue Technologies, Inc. ("Tissue Technologies"), a manufacturer of a dermatological laser product for the treatment of wrinkles, to a newly formed medical laser manufacturer. This medical laser manufacturer was formed by former executives of Tissue Technologies. In exchange, the Company received a $500,000 note receivable due in monthly installments over the

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

next year, royalties ranging from 2% to 5% on product revenue over the next ten years, a 15% equity position in the newly formed company and a warrant to purchase 10% of the common stock of the newly formed company at $.50 per share. The Company placed zero value on the equity position in the newly formed company.

         (B)      PALOMAR TECHNOLOGIES, LTD.

         On January 1, 1998 the Company sold substantially all of the business assets and liabilities of Palomar Technologies, Ltd., a foreign manufacturer, to a publicly-traded company. The Company received cash of approximately $200,000 and was relieved of obligations related to the building lease and all employment agreements. This transaction did not have a material effect on the Company's operations for the year ended December 31, 1997.

(5)      INCOME TAXES

         The Company provides for income taxes under the liability method in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. At December 31, 1998, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, a federal net operating loss carryforward of approximately $101,000,000 to be used to offset future taxable income, if any. This net operating loss carryforward will begin to expire in 2003. The Internal Revenue Code contains provisions that limit the net operating loss carryforwards due to changes in ownership, as defined by the Internal Revenue Code. The Company believes that its net operating loss carryforwards will be limited due to its reorganization in 1991 and subsequent stock offerings. The Company has completed an analysis of its availability to utilize its operating loss in connection with the anticipated sale of Star to Coherent (See Note 1). The Company estimates that its has net operating losses of approximately $75,000,000 that are not subject to limitation under the Internal Revenue Code. The Company has a net deferred tax asset of approximately $40,400,000, comprised mainly of the net operating tax carryforwards discussed above, and the tax effect of certain expenses and reserves not currently deductible. However, the Company has placed a full valuation allowance against the deferred tax asset, due to uncertainty relating to the Company's ability to realize the asset.

(6)      LONG-TERM DEBT

         At December 31, 1997 and 1998, long-term debt consisted of the following:


                                                                                          December 31,
                                                                                      1997             1998
                                                                                 ---------------  ---------------
Convertible debentures                                                              $10,683,440       $2,150,000
Revolving line of credit with a bank                                                         --        1,000,000
Note payable in connection with guarantee on behalf of discontinued
    subsidiary (See Note 2)                                                           3,233,000        2,290,041
Short-term notes payable to Coherent                                                         --        4,000,000
Other notes payable                                                                     169,588               --
                                                                                 ---------------  ---------------
                                                                                    $14,086,028       $9,440,041
Less - current maturities                                                           (1,640,465)       (6,290,041)
                                                                                 ---------------  ---------------
                                                                                    $12,445,563       $3,150,000
                                                                                 ===============  ===============


               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         (A)      CONVERTIBLE DEBENTURES

         The following table summarizes the issuance and conversion of the convertible debentures for the years ended December 31, 1997 and 1998.

                                                                                                                Common Shares
                                                             Initial            Amount Outstanding              Issued Upon
                                                              Face                 December 31,                  Conversion
                                                                           ----------------------------- --------------------------
   Series                                                     Value            1997            1998          1997          1998
   ----------------------------------------------------  --------------   --------------  ------------- ---------------- ----------
   4.5% Series due October 21, 1999, 2000, 2001              $5,000,000         $100,000       $--           1,381,264       60,809
   5% Series due December 31, 2001                            5,000,000          923,439        --           2,074,992    1,160,999
   5% Series due January 13, 2002                             1,000,000        1,000,000        --            --            924,029
   5% Series due March 10, 2002                               5,500,000        1,160,001        --           2,794,677    1,561,064
   6% Series due March 13, 2002                                 500,000          500,000        500,000       --            --
   6%, 7% and 8% Series due September 30, 2002                7,000,000        7,000,000      1,650,000       --          3,328,761
   4.5% Series denominated in Swiss francs
        due July 3, 2003                                      7,669,442         --              --             914,028      --
                                                          --------------   --------------  ------------- --------------- ----------

                                                            $31,669,442      $10,683,440     $2,150,000      7,164,961    7,035,662
                                                          ==============   ==============  ============= =============== ==========




         It is the Company's policy to discount convertible debentures based on the discount conversion price and amortize the discount to operations over the expected life of the convertible debentures, which in most cases is less than the term of the debentures. Accordingly, the Company credits the ascribed value for the discount features described above to additional paid-in capital. This ascribed amount is amortized over a period to the earliest conversion date, which is six months for the convertible debentures outstanding in 1997 and 1998.

         During 1996 and 1997, the Company recorded approximately $77,000 and $5,444,000, respectively, of interest expense related to the amortization of the discount of convertible debentures. There was no amortization of the discount of convertible debentures in 1998.

         On March 13, 1997, the Company issued $500,000 of 6% convertible debentures due March 13, 2002. The convertible debentures have a conversion price of $11.00. The debentureholder may convert no more than one-third of the debenture in any thirty-day period. The Company has accounted for these debentures at face value.

         On September 30, 1997, the Company issued $7,000,000 of convertible debentures due September 30, 2002. The debentures bear interest at a rate of 6% for the first 179 days, 7% for days 180-269 and 8% thereafter. The debentureholders were also issued 413,109 shares of common stock related to this financing. The fair market value of the common stock was $1,050,000 and this amount is being treated as debt discount and amortized to interest expense. The convertible debentures have a conversion price of 100% of the Company's average stock price, as defined. In addition, the debentureholder may convert no more than 33% of their debentures in any thirty-day period (or 34% of the debentures in the last thirty-day period). The Company also has redemption rights related to this financing. During the year ended December 31, 1998 the Company redeemed $2,196,667 of these convertible debentures. This amount includes accrued interest of $196,667.


         On July 3, 1996, the Company raised approximately $7,669,000 through the issuance of 9,675 units in a convertible debenture financing. These units are traded on the Luxembourg Stock Exchange and consist of a convertible debenture, due July 3, 2002, denominated in 1,000 Swiss francs and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. The warrants are non-detachable and may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures accrued at a rate of 4.5% per annum and was payable quarterly in Swiss francs. The convertible debentures were convertible by the holder, or the Company, commencing October 1, 1996 at a conversion price equal to from 100%

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

to 77.5% of the applicable conversion price, calculated as defined. The Company ascribed a value of $1,917,360 to the discount conversion feature of the convertible debenture. This amount was being amortized to interest expense over the life of the Swiss franc convertible debenture. During 1997, the Company redeemed 300 units of this convertible debenture financing for $195,044.

         On October 16, 1997, the Company brought a declaratory judgment action in the United States District Court against certain of the Swiss franc debentureholders. Prior to this suit, those debentureholders had alleged that the Company was in breach of certain protective covenants and on October 22, 1997, they brought suit based on these claims. On November 13, 1997, the Company exercised its right to convert 9,375 units into 914,028 shares of common stock and cash of approximately $36,000. The unamortized discount totaling approximately $1,784,000 was amortized to interest expense upon conversion. The Company has accounted for these debentures as converted in the accompanying financial statements. The ongoing litigation will be accounted for under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES (see Note 12(c)).

         The Company incurred deferred financing costs of approximately $2,038,000 and $769,000 relating to the issuance of convertible debentures during the years ended December 31, 1996 and 1997, respectively. These costs are reflected as deferred financing costs in the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the related convertible debentures. During the years ended December 31, 1996, 1997 and 1998, the Company amortized approximately $78,000, $276,000 and $64,000 to interest expense, respectively. Any remaining unamortized deferred financing costs are charged to additional paid-in capital upon conversion. During the years ended December 31, 1996, 1997 and 1998, the Company charged approximately $41,000, $1,820,000 and $374,000, respectively, of unamortized deferred financing costs to additional paid-in-capital.

         (B)      REVOLVING LINE OF CREDIT WITH A BANK

         The Company has a $10,000,000 revolving line of credit with a bank. This line of credit will mature on March 31, 2000 and bears interest at the bank's prime rate (7.75% at December 31, 1998). Borrowings under this line of credit are secured by substantially all assets of the Company and are limited to 80% of qualified accounts receivables. A director of Palomar has guaranteed all borrowings under this line of credit. In connection with this guarantee the Company issued this director 200,000 warrants with a three-year term to purchase the Company's common stock at $1.50 per share. These warrants were valued at approximately $69,000. This amount is being amortized to interest expense over the term of the revolving line of credit.

         (C)      BRIDGE LOAN

         On March 27, 1998, the Company borrowed $2,000,000 from an individual. The Company subsequently repaid this note during 1998. Interest on this note was in the form of a warrant to purchase 125,000 shares of common stock for $.01 per share exercisable over five years. This warrant was valued at $171,000 using the Black-Scholes option pricing model. The Company accounted for this warrant as a discount to the note through additional paid-in capital and amortized the discount to interest expense over the period that the note was outstanding.

         (D)      NOTES PAYABLE TO COHERENT

         On May 22 and June 22, 1998, the Company borrowed $3,000,000 and $1,000,000, respectively, from the Company's worldwide distributor, Coherent. These notes accrue interest at 8.5% per annum. The notes are secured by all of the inventory owned by the Company's Star subsidiary.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Under the terms of the Loan Agreement between Coherent and the Company, in the event that sale of Star to Coherent is not completed, the $4,000,000 of funds borrowed by the Company from Coherent are due 90 days from the date of termination of the Agreement to sell Star to Coherent as discussed in Note (1).

         (E)      FUTURE MATURITIES OF LONG-TERM DEBT

         Future maturities of notes payable and convertible debentures reflected at face value as of December 31, 1998 are as follows:

                                         1999                               $6,290,041

                                         2000                                1,000,000
                                         2001                                       --
                                         2002                                2,150,000
                                                                          -------------
                                                                            $9,440,041
                                                                          =============

(7)  STOCKHOLDERS' EQUITY

         (A)      COMMON STOCK

         During 1998, the Company sold 10,200,000 shares of common stock to a group of investors for $10,200,000. In addition, the Company issued callable warrants with a three-year term to these investors to purchase 10,200,000 shares of common stock at an exercise price of $3.00 per share. The callable warrants are not exercisable for the first six months after issuance and thereafter are callable by the Company if the closing price of the Company's common stock equals or exceeds $5.00 for ten consecutive trading days. Under the terms of this private placement, the Company is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in the Company as long as the investors continue to hold their common stock in their name at the Company's transfer agent. During 1998, the Company paid $283,125 related to this fee. This amount has been charged to additional paid-in capital. The Company also paid $360,000 for investment banking fees related to the issuance of these common shares. The Company netted this amount against the proceeds through a reduction in additional paid-in capital.

         On February  28,  1997,  the Company  and Nexar  entered  into an Asset
Purchase and Settlement agreement with a former executive of Nexar and Technovation Computer Labs, Inc. ("Licensor"). The Licensor was affiliated with a former officer of Nexar. Under the terms of this agreement, the Company agreed to pay this former executive and certain of his affiliates $1,250,000 in cash and deliver $1,500,000 worth of Palomar's common stock. In exchange, the Company and Nexar received the rights to certain technology previously licensed to Nexar and a complete release and settlement of all claims between this former executive and Nexar.

         The Company assigned to Nexar all of its rights to the technology and charged Nexar for the cost associated with this claim and the purchase of the technology. Nexar recorded $1,375,000 of the consideration to settle this claim as a litigation expense in its statement of operations for the year ended December 31, 1996. The remaining consideration totaling $1,375,000 was recorded as purchased technology and was being amortized by Nexar over the technology's estimated useful life. The allocation of the purchased technology was based on the value of anticipated royalty payments to the Licensor over the three years ended December 31, 1999.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         (B)      PREFERRED STOCK

         The Company is authorized to issue up to 5 million shares of preferred stock, $.01 par value. As of December 31, 1997 and 1998, preferred stock authorized, issued and outstanding consist of the following:

                                                                                                  1997             1998
                                                                                                  ----             ----
       Redeemable convertible preferred stock, Series F, $.01 par value per share Authorized, issued and outstanding - 6,000 shares
         (liquidation preference of $7,072,917 at December 31, 1998)                               $60              $60

       Redeemable  convertible  preferred  stock,  Series  G, $.01 par value per share  Authorized - 10,000 shares Issued and outstanding - 2,684 shares and 743 shares in 1997 and 1998, respectively,
                                 (liquidation preference of $874,603 at December 31, 1998)          27                7

       Redeemable  convertible  preferred  stock,  Series  H, $.01 par value per share  Authorized - 16,000 shares Issued and outstanding - 7,690 shares and 250 shares in 1997 and 1998, respectively,
                                 (liquidation preference of $280,562 at December 31, 1998)          77                2


                                 Total preferred stock                                            $164            $  69
                                                                                                  ====            =====


         The Series F redeemable convertible preferred stock ("Series F Preferred"), together with any accrued but unpaid dividends, may be converted into common stock at 80% of the average closing bid price for the ten trading days preceding the conversion date, but in no event less than $3.00 or more than $16.00. This conversion floor was decreased by the two parties from the original price to $7.00. The Series F Preferred may be redeemed at the Company's option, with no less than 10 days' and no more than 30 days' notice or when the stock price exceeds $16.80 per share for sixty consecutive trading days, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. Dividends are payable quarterly at 8% per annum in arrears on March 31, June 30, September 30 and December 31. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 10% per annum until paid.

         The Series G redeemable convertible preferred stock ("Series G Preferred"), together with any accrued but unpaid dividends, may be converted into common stock at 85% of the average closing bid price for the five trading days preceding the conversion date, but in no event less than $.01. On December 31, 1997, the Company and the holder of the remaining 2,684 shares of Series G Preferred entered into an Exchange Agreement. The conversion floor was decreased by the two parties from the original floor to $6.00. In addition, beginning on March 1, 1998, for any thirty-day period, the holder may exchange a limited amount of the Series G Preferred ("exchangeability amount") and any accrued but unpaid dividends for common stock at 85% of the average closing bid price for the five trading days preceding the conversion date ("exchange date"). The exchangeability amount increases as the exchange rate increases. The exchangeability amount ranges from 268 shares of preferred stock for an exchange rate below $2.00 to 1,072 shares of preferred stock for an exchange rate in excess of $4.00. The Series G Preferred may be redeemed at the Company's option at any time, with no less than 15 days' and no more than 20 days' notice, at an amount equal to the sum of (a) the amount of liquidation preference determined as of the applicable redemption date plus (b) $176.50. Dividends are payable quarterly at 7% per annum in arrears on January 1, April 1, July 1 and October
1. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 12% per annum until paid.

         The conversion price for the Series F and G Preferred is adjustable for certain dilutive events, as defined. The Series F and G Preferred have a liquidation preference equal to $1,000 per share of redeemable convertible

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

preferred stock, plus accrued but unpaid dividends and accrued but unpaid interest. The Series F and G Preferred stockholders do not have any voting rights except on matters affecting the Series F and G Preferred.

         During the first and second quarters of 1997, the Company issued 16,000 shares of Series H redeemable convertible preferred stock ("Series H Preferred") for $16,000,000 less associated financing costs of $1,000,000. The Series H Preferred accrues dividends at rates varying from 6% to 8% per annum, as defined. The Series H Preferred, including any accrued but unpaid dividends, may be converted into common stock at 100% of the average stock price for the first 179 days from the closing date, 90% of the average stock price, as defined, for the following 90 days and 85% of the average stock price, as defined, thereafter. The conversion price is adjustable for certain dilutive events. The holders are restricted for the first 209 days following the closing date to converting no more than 33% of the Series H Preferred in any thirty-day period (or 34% in the last thirty-day period). Under certain conditions, the Company has the right to redeem the Series H Preferred. The Company has ascribed a value of $2,823,529 to the discount conversion feature of the Series H Preferred, which has been amortized as an adjustment to earnings available to common shareholders over the most favorable conversion period attainable to the holders (270 days from the date of issuance).

         During the year ended December 31, 1997, the following shares of preferred stock, accrued premium, dividends, interest and other related costs were converted into shares of common stock as follows:

                 Number of                              Additional Dollar Amount
  Preferred      Preferred      Dollar Amount of      Converted, Including Accrued                           Number of Common
Stock Series      Shares        Preferred Stock       Premium, Dividends, Interest        Total Dollar       Shares Converted
                 Converted         Converted            and Other Related Costs         Amount Converted           Into
-------------- -------------- --------------------- --------------------------------- --------------------- -------------------
      E             2,128           $2,128,000                   $126,366                   $2,254,366            332,859
      G             7,316            7,316,000                    438,234                    7,754,234            602,824
      H             8,310            8,310,000                    228,411                    8,538,411          5,204,158
-------------- -------------- --------------------- --------------------------------- --------------------- -------------------

                   17,754          $17,754,000                   $793,011                  $18,547,011          6,139,841


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
                                                                                  -----------
                                                                                  $4,280,000
                                                                                  ===========


     During the year ended December 31, 1998, the following shares of preferred stock, accrued premium, dividends, interest and other related costs were converted into shares of common stock as follows:

                 Number of                              Additional Dollar Amount
  Preferred      Preferred      Dollar Amount of      Converted, Including Accrued                           Number of Common
Stock Series      Shares        Preferred Stock       Premium, Dividends, Interest        Total Dollar       Shares Converted
                 Converted         Converted            and Other Related Costs         Amount Converted           Into
-------------- -------------- --------------------- --------------------------------- --------------------- -------------------
      G             1,941           $1,941,000                   $268,245                   $2,209,245          2,703,032
      H             3,947            3,946,700                    383,923                    4,330,623          4,188,650
-------------- -------------- --------------------- --------------------------------- --------------------- -------------------

                    5,888           $5,887,700                   $652,168                   $6,539,868          6,891,682

          PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         In addition to the 4,188,650 shares of common stock issued related to the Series H Preferred conversion, the Company redeemed 3,516 shares of Series H Preferred for $4,387,434. This amount includes accrued dividends and interest totaling $771,876.

         (C)      STOCK OPTION PLANS AND WARRANTS

                  (I)      STOCK OPTIONS

         The Company has several Stock Option Plans (the "Plans") that provide for the issuance of a maximum of 7,350,000 shares of common stock, which may be issued as incentive stock options ("ISOs") or nonqualified options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, at its discretion, may convert the optionee's ISOs into nonqualified options at any time prior to the expiration of such ISOs.

         The following table summarizes all stock option activity of the Company for the years ended December 31, 1996, 1997 and 1998:

                                                                 Number of           Exercise           Weighted Average
                                                                   Shares              Price             Exercise Price
                                                                -------------     ----------------    ----------------------
Outstanding, December 31, 1995                                     1,507,735          $0.40-$3.50            $2.06
            Granted                                                1,520,000           6.00-10.50             7.08
            Exercised                                              (366,735)            0.40-3.50             1.28
            Canceled                                                 (5,000)                 3.00             3.00
                                                                -------------     ----------------    ----------------------
Outstanding, December 31, 1996                                     2,656,000         $2.00-$10.50            $5.03
            Granted                                                1,747,345            0.01-6.50             2.53
            Exercised                                              (214,845)            0.01-3.00             1.62
            Canceled                                             (1,206,100)          2.375-10.50             6.23
                                                                -------------     ----------------    ----------------------
Outstanding, December 31, 1997                                     2,982,400          $1.50-$8.00            $3.33
            Granted                                                2,294,900                 1.50             1.50
            Canceled                                             (2,924,400)           1.50-8.125             3.38
                                                                -------------     ----------------    ----------------------
Outstanding, December 31, 1998                                     2,352,900          $1.50-$2.50             $1.51
                                                                =============     ================    ======================
Exercisable, December 31, 1998                                     1,851,371          $1.50-$2.50             $1.51
                                                                =============     ================    ======================
Available for future issuances under the Plans
            as of December 31, 1998                                4,354,755
                                                                =============

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         The exercise prices for options outstanding and options exercisable at December 31, 1998 are as follows:

                                Options Outstanding                                               Options Exercisable
-------------------------------------------------------------------------------------    --------------------------------------

                                         Weighted Average
      Range of            Options            Remaining           Weighted Average           Options        Weighted Average
  Exercise Prices       Outstanding      Contractual Life         Exercise Price          Exercisable       Exercise Price
--------------------- ---------------- ---------------------- -----------------------    --------------- ----------------------
       $1.50                2,327,900       2.88 years                $1.50                   1,834,705          $1.50
       $2.50                   25,000       2.96 years                 2.50                      16,666           2.50
                      ================ ====================== =======================    =============== ======================
                            2,352,900       2.88 years                $1.51                   1,851,371          $1.51
                      ================ ====================== =======================    =============== ======================

         The Company accounts for its stock-based compensation plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 which requires disclosure of the pro forma effects on earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18 by valuing the instrument using the Black-Scholes pricing model, as prescribed by SFAS No. 123, and recording a charge to operations for their fair value. The Company has issued options and warrants to purchase common stock to certain financial intermediaries in connection with various financings at below the fair market value of the underlying stock. The costs associated with these issuances are accounted for as a cost of raising capital and netted against the proceeds from these issuances.

         During the year ended December 31, 1997 and 1998, a total of 1,005,000 and 2,184,900 options to purchase common stock were repriced to above the fair market value of the underlying common stock to $2.50 and $1.50 per share, respectively. The majority of the remainder of the options canceled during the years ended December 31, 1996, 1997 and 1998 were the result of employee terminations.

         The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company in the years ended December 31, 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

         The assumptions used to calculate the SFAS No. 123 pro forma disclosure for the years ended December 31, 1996, 1997 and 1998 for the Company are as follows:



                                                                               December 31,
                                                             1996                  1997                  1998
                                                       ------------------    ------------------    ------------------
     Risk-free interest rate                                 6.37%                 6.09%                 5.60%
     Expected dividend yield                                   -                     -                     -
     Expected lives                                        4.4 years            3.69 years            2.94 years
     Expected volatility                                      79%                   79%                   93%
     Grant date fair value of options granted during
           the period                                        $4.57                 $2.06                 $0.64

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The weighted average fair-value and weighted average exercise price of options granted by the Company for the years ended December 31, 1996, 1997 and 1998 are as follows:



                                                                                 December 31,
                                                                1996                1997                 1998
                                                            -------------     -----------------    -----------------
Weighted average exercise price for options:
     Whose  exercise  price  exceeded fair market value at
      the date of grant                                        $10.00              $2.53                $1.50
     Whose  exercise  price was equal to fair value at the
      date of grant                                            $6.875                $-                   $-
Weighted average fair market value for options:
     Whose  exercise  price  exceeded fair market value at
      the date of grant                                        $8.875              $2.06                $0.64
     Whose  exercise  price was equal to fair market value
      at the date of grant                                     $6.875                $-                   $-


     The Company's majority owned Star subsidiary, a manufacturer of the Company's diode laser, also has established a stock option plan that provides for the issuance of a maximum of 650,000 shares of common stock, which may be issued as nonqualified options and ISOs. The following table summarizes the employee stock option activity for Star:


                                                                                                       Weighted
                                                                                                       Average
                                                                Number of Shares  Exercise Price    Exercise Price
                                                                ----------------  --------------    --------------
                  Outstanding, December 31, 1995                         95,000   $2.50 - $5.00         $3.68
                           Granted                                      150,000    6.00 - 19.00          6.27
                           Exercised                                    (20,000)       2.50              2.50
                           Canceled                                     (10,000)       6.00              6.00
                                                                ----------------- --------------- -----------------
                  Outstanding, December 31, 1996                        215,000   2.50 - 19.00           5.44
                           Granted                                       40,500        19.00            19.00
                           Canceled                                      (1,917)       19.00            19.00
                                                                ----------------- --------------- -----------------
                  Outstanding, December 31, 1997                        253,583    $2.50-$19.00         $8.04
                           Exercised                                     (6,300)     2.50-5.00           4.21
                                                                ----------------- --------------- -----------------
                  Outstanding, December 31, 1998                        247,283    $2.50-$19.00         $8.13
                                                                ================= =============== =================
                                                                ================= =============== =================
                  Exercisable, December 31, 1998                        218,870    $2.50-$19.00         $7.22
                                                                ================= =============== =================
                                                                ================= =============== =================
                  Available  for  future  issuances  under the
                    Plan as of December 31, 1998                         24,493
                                                                =================

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The exercise prices for options outstanding and options exercisable at December 31, 1998 for Star are as follows:

                                    OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                               ------------------------------------------------     ------------------------------
                                                  Weighted
                                                  Average           Weighted                           Weighted
                                 Options         Remaining          Average           Options          Average
           Exercise Prices     Outstanding    Contractual Life   Exercise Price     Exercisable     Exercise Price
                 $2.50                28,000     5.45 years     $         2.50             28,000  $         2.50
                 $5.00                40,700     5.43 years               5.00             40,700            5.00
                 $6.00               120,000     7.13 years               6.00            113,332            6.00
                 $9.50                10,000     7.63 years               9.50              7,777            9.50
                $19.00                48,583     8.20 years              19.00             29,061           19.00
                             ---------------     ----------     --------------    ---------------  --------------

                                     247,283     6.89 years     $         8.13            218,870  $         7.22
                             ===============     ==========     ==============    ===============  ==============


         During 1998, Star also issued options to purchase 378,224 shares of common stock of Star to Palomar at $19.00 per share.

                  (II)     WARRANTS

         The following table summarizes all warrant activity of the Company for the years ended December 31, 1996, 1997 and 1998:


                                                                                                  Weighted
                                                            Number of          Exercise           Average
                                                              Shares            Price          Exercise Price
                                                          ---------------  ----------------- -------------------
Outstanding, December 31, 1995                                 6,549,924       $0.01-$15.00        $3.82
              Granted                                          6,527,576         4.88-16.50         8.16
              Exercised                                      (3,101,261)          0.01-7.69         2.66
                                                          ---------------  ----------------- -------------------
Outstanding, December 31, 1996                                 9,976,239       $0.60-$16.50        $7.02
              Granted                                          2,793,187         2.50-8.875         4.29
              Exercised                                        (584,879)          0.60-7.50         2.10
              Canceled                                       (2,186,517)         1.00-16.50         6.65
                                                          ---------------  ----------------- -------------------
Outstanding, December 31, 1997                                 9,998,030       $2.00-$15.00        $6.65
              Granted                                         12,585,000          0.01-3.00         2.75
              Exercised                                        (125,000)               0.01         0.01
              Canceled                                       (2,878,452)          2.25-6.75         4.13
                                                          ---------------  ----------------- -------------------
Outstanding, December 31, 1998                                19,579,578       $1.50-$15.00        $4.38
                                                          ===============  ================= ===================
Exercisable, December 31, 1998                                19,359,578       $1.50-$15.00        $4.37
                                                          ===============  ================= ===================


         During the years ended December 31, 1997 and 1998, a total of 1,240,000 and 1,300,000 warrants to purchase common stock were repriced to above the then current fair market values of the underlying common stock. These repriced exercise prices ranged from $2.50 to $4.00 per share in 1997 and ranged from $1.50 to $2.00 per share in 1998. The majority of the remainder of the canceled warrants during the years ended December 31, 1997 and 1998 were the result of employee terminations. During 1998, the Company also issued warrants for an aggregate of 250,000 shares of common stock to various parties in connection with certain financing arrangements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The Company valued these warrants using the Black-Scholes pricing model, as prescribed by SFAS No.123, and recorded a charge to operations for their fair value for approximately $47,000.

         The range of exercise prices for warrants outstanding and exercisable at December 31, 1998 are as follows:

                                Warrants Outstanding                                             Warrants Exercisable
-------------------------------------------------------------------------------------    --------------------------------------

                                         Weighted Average
      Range of           Warrants            Remaining           Weighted Average           Warrants       Weighted Average
  Exercise Prices       Outstanding      Contractual Life         Exercise Price          Exercisable       Exercise Price
--------------------- ---------------- ---------------------- -----------------------    --------------- ----------------------
      $1.50 - $2.125        2,739,500       2.44 years                  $1.71                 2,619,500          $1.72
       $3.00 - $3.00       10,560,000       4.26 years                   3.00                10,560,000           3.00
       $3.25 - $9.50        5,102,020       2.07 years                   6.45                 5,002,020           6.39
     $10.38 - $15.00        1,178,058       2.07 years                  13.98                 1,178,058           13.98
                      ---------------- ---------------------- -----------------------    --------------- ----------------------
                           19,579,578       3.30 years                  $4.38                19,359,578          $4.37
                      ================ ====================== =======================    =============== ======================


     The Company has computed the pro forma disclosures required under SFAS No. 123 for all warrants granted in the years ended December 31, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The weighted-average assumptions used to calculate the SFAS No. 123 pro forma disclosure for the years ended December 31, 1996, 1997 and 1998 for the Company are as follows:

                                                                               December 31,
                                                            1996                  1997                  1998
                                                       ----------------     ------------------    ------------------
Risk-free interest rate                                      5.93%                6.13%                 5.44%
Expected dividend yield                                       -                     -                     -
Expected lives                                            5.9 years            4.44 years            2.58 years
Expected volatility                                          79%                   79%                   93%
Grant date fair value of warrants granted during
     the period                                             $5.39                 $2.17                 $0.76

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



         The weighted average fair value and weighted average exercise price of warrants granted by the Company for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                                                   December 31,
                                                                     1996               1997                1998
                                                               -----------------    --------------    -----------------
Weighted average exercise price for warrants:
     Whose  exercise price exceeded fair market value at date
       of grant                                                     $11.76              $4.30               $2.78
     Whose  exercise price was less than fair market value at
       date of grant                                                 $7.07              $7.50               $0.01
     Whose  exercise  price was equal to fair market value at
       date of grant                                                 $6.67              $3.25               $-
Weighted average fair value for warrants:
     Whose  exercise price exceeded fair market value at date
       of grant                                                      $9.34              $1.10               $0.76
     Whose  exercise price was less than fair market value at
       date of grant                                                 $8.82              $0.62               $1.24
     Whose  exercise  price was equal to fair market value at
       date of grant                                                 $6.67              $2.18               $-



                  (III)    PRO FORMA DISCLOSURE

         The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock of the Company and Star would be as follows:


                                  December 31,
                                                                 1996                      1997                    1998
                                                          -------------------      ----------------------    -----------------
Pro forma net loss from continuing operations               $(48,292,780)              $(62,020,782)          $(23,169,514)
Pro forma basic and dilutive net loss per share from
    continuing operations                                      $(1.89)                    $(1.89)                $(0.39)

         (D)      RESERVED SHARES

         At December 31, 1998, the Company has reserved shares of its common stock for the following:

              Warrants                                                          19,579,578
              Stock option plans                                                 6,707,655
              Convertible debentures                                             3,216,694
              Preferred stock                                                    3,328,894
              Employee stock purchase plan                                         419,412
              Employee 401(k) plan                                                 554,787
                                                                            ---------------
                                   Total                                        33,807,020
                                                                            ===============

         (E)      EMPLOYEE STOCK PURCHASE PLAN

     In June  1996,  the Board of  Directors  established  the  Palomar  Medical
Technologies, Inc. 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, all employees, are eligible to purchase the Company's common stock at an exercise price equal to 85% of the fair market value of the common stock with a

           PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

lookback provision of three months. The Purchase Plan provides for issuance of up to 500,000 shares under the Purchase Plan. During the year ended December 31, 1997 and 1998, employees purchased 15,377 and 65,211 shares of the Company's common stock for approximately $40,000 and $50,000, respectively, pursuant to the Purchase Plan.

(8)      RESEARCH AND PRODUCT DEVELOPMENT AGREEMENTS

         During 1995, the Company entered into a multi-year agreement with Massachusetts General Hospital ("MGH"), whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal. MGH will provide the Company with data previously generated by Dr. Anderson and further clinical research on the ruby laser device at MGH and other sites and remit ownership of all case report forms and data resulting from the study.

         The Company agreed to provide MGH with a grant of $203,757 to perform research and evaluation in the field of hair removal. The Company immediately paid $50,090 upon execution of this agreement, and the Company paid a license fee of $10,000 within thirty days of this amendment. As consideration for this amended license, the Company is obligated to pay to MGH royalties of up to 5% on net revenues as defined (See Note 12 (b)). In March 1997, the U.S. Patent Office issued a patent covering the laser-based hair removal technology developed by at MGH, for which Palomar is the exclusive worldwide licensee.

(9)      ACCRUED LIABILITIES

         At December 31, 1997 and 1998, accrued liabilities consist of the following:

                                                                                December 31,
                                                                         1997                  1998
                                                                    ----------------      ---------------
                          Payroll and consulting costs                   $1,535,013           $1,148,898
                          Royalties                                         853,808            1,106,352
                          Settlement costs                                1,457,020                   --
                          Warranty                                        2,583,677            2,798,836
                          Restructuring                                   1,981,907              279,000
                          Interest and preferred stock dividends          1,659,709            1,550,662
                          Other                                           3,688,720            3,417,876
                                                                    ----------------      ---------------
                              Total                                     $13,759,854          $10,301,624
                                                                    ================      ===============

(10)     RELATED PARTY TRANSACTION

         At December 31, 1997, approximately $478,000 of loans receivable with interest at the rate of 7% per annum were outstanding from the Company's former President. In the first quarter of 1998, the Company's former President paid back his outstanding loan.

(11)     401(K) PROFIT SHARING PLAN

         The Company has a 401(k) profit sharing plan (the "Profit Sharing Plan") which covers substantially all employees who have attained the age of 18 and are employed at year-end. Employees may contribute up to 15% of their salary, as defined, subject to restrictions defined by the Internal Revenue Service. The Company is obligated to make a matching contribution, in the form of the Company's common stock, of 50% of all employee contributions effective January 1, 1995. The Company contributions vest over a three-year period. The Company has reserved 554,787 shares of its common stock for issuance in connection with the Profit Sharing Plan.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         During 1997 and 1998, the Company issued 87,441 and 311,887 shares of its common stock to the Profit Sharing Plan in satisfaction of its $318,154 and $254,281 employer match for the 1996 and 1997 employee contributions, respectively. For the year ended December 31, 1998, the Company has accrued $206,000 for the 1998 match. The Company contributed 227,930 shares of its common stock for this match in February of 1999.

(12)     COMMITMENTS AND CONTINGENCIES

         (A)      OPERATING LEASES

         The Company has entered into various operating leases for its corporate office, research facilities and manufacturing operations. These leases have monthly rents ranging from approximately $2,000 to $34,000, adjusted annually for certain other costs such as inflation, taxes and utilities, and expire through July 2003. The Company guarantees Star's facility operating lease

         Future minimum payments under the Company's operating leases at December 31, 1998 are approximately as follows:

                             December 31,
                             1999                                              $548,000
                             2000                                               264,000
                             2001                                                96,000
                             2002                                               101,000
                             2003                                                60,000
                                                                           -------------
                                                                             $1,069,000
                                                                           =============

         (B)      ROYALTIES

         The Company is required to pay a royalty of up to 5% of "net laser sales," as defined, under a royalty agreement with MGH (see Note 8). For the years ended December 31, 1996, 1997 and 1998, approximately $175,000, $854,000 and $1,332,000 of royalty expense, respectively, was incurred under this agreement. These amounts are included in cost of sales in the accompanying consolidated statements of operations.

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

         On March 7, 1997, Selvac Acquisition Corp. ("Selvac"), a subsidiary of Mehl Biophile International, Inc. ("Mehl"), filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleged that the Company's EpiLaser(R)- ruby laser hair removal system infringed a patent licensed to Selvac (the "Selvac Patent") and that the Company unfairly competed by promoting the EpiLaser(R)- ruby laser hair removal system for hair removal before it had received FDA approval for that specific application. On May 18, 1998 the court granted the Company's motion for partial summary judgment on the ground that the Selvac patent is invalid because prior art anticipated it. The court has since denied Selvac's motion for reconsideration of the summary judgment ruling. On September 25, 1998, the court denied Selvac's motion for reconsideration of its prior order dismissing so much of Selvac's unfair competition claim as relied on interpreting the Food, Drug and Cosmetics Act or FDA regulations, and dismissed without prejudice the state law remainder of Selvac's unfair competition claim. On October 26, 1998, Selvac filed its notice of appeal to the Court of Appeals for the Federal Circuit. Selvac subsequently filed its opening brief on appeal; the Company's opposition was filed in March, 1999. The Company is unable to express an opinion as to the likely outcome of Selvac's appeal, or as to the range of loss if Selvac ultimately prevailed at trial.

         On October 16, 1997, the Company brought a declaratory judgment action in U.S. District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). Just prior to this suit, certain of the debenture holders (the "Asserting Holders") had alleged that the Company was in breach of certain protective covenants under the indenture, and on October 22, 1997 they sued the Company and all of its principal subsidiaries in the same court; the October 16 and October 22 cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22 case. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures (which amounts to approximately US$5,600,000 at December 31, 1998 exchange rates). As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. The Company believes that it has not breached any of the protective covenants under this indenture and that the debt cannot properly be accelerated, and intends to contest the claims of the Asserting Holders vigorously. Nonetheless, an adverse result could have a material adverse effect on the Company in the range of $5,600,000 to $7,000,000. By mutual agreement, the Asserting Holders and the Company requested that the case be removed from the Court's trial calendar. The parties have discussed ways to resolve their dispute, including the restructuring of the debentures, but there can be no absolute assurance that all of the debentureholders, including the Asserting Holders, and the Company will complete a proposed settlement.

         On March 17, 1999, the company and a former and current officer were added as defendants in the class action of VARLJEN V. H.J. MEYERS, INC. ET AL. pending in the United States District Court of the Southern District of New York. The Company is unable to estimate any possible outcome or range of loss in this matter at this time. An adverse result in the VARLJEN action, however, could have a materially adverse effect upon the financial statements and operations of the Company.

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

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         (D)      DISTRIBUTION AGREEMENT

         On November 17, 1997, the Company entered into an exclusive distribution, sales and service agreement with Coherent, an established, worldwide laser company. Under this agreement, Coherent has the exclusive right to sell the EpiLaser(R) and LightSheer(TM) laser systems and future generation products worldwide. The Company pays Coherent a per unit commission, adjusted for certain events as defined. During 1997 and 1998, the Company incurred approximately $800,000 and $14,108,000, respectively, of commission expense related to this agreement which is included in sales and marketing expense in the accompanying consolidated statement of operations. Upon execution of this agreement, Coherent made a lump sum payment of $3,500,000 and received a warrant to purchase one million shares of the Company's common stock at a share price of $5.25. The valuation of the warrant using the Black-Scholes option pricing model was approximately $380,000. The value was credited to additional paid-in capital during the year ended December 31, 1997. The remaining amount of $3,120,000, included in deferred revenue, is being amortized to revenue over the three year life of the agreement. If the Company completes its anticipated sale of Star to Coherent as discussed in Note 1, the current distribution agreement with
Coherent  will  be  terminated  and  replaced  with  a  one  year  non-exclusive distribution agreement that will enable Coherent to sell the Company's ruby-based laser products. The Company will amortize the deferred revenue related to Coherent over this one year non-exclusive period.

         In exchange for the payment at closing of $2,740 per day from January 20, 1999 until Palomar shareholder approval of the Agreement, Coherent has agreed to waive its exclusive rights under the distribution agreement to market and sell our ruby laser products, so that we may begin to sell the Palomar E2000(TM) immediately through other channels without the obligation of paying a commission to Coherent or waiting for the distribution agreement to terminate upon the closing of the sale of Star to Coherent.

         (E)      EMPLOYMENT AGREEMENTS

         The Company and its subsidiaries have employment agreements with certain executive officers that provide for annual bonuses to the officers and expire on various dates through 2001. Each of these agreements provides for 12 months severance upon termination of employment.

(13)     SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED Information in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, cosmetic laser sales. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

         Product revenues from international sources were approximately $3.87 million, $5.03 million and $17.36 million in 1996, 1997 and 1998, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe, Canada, Latin America and Asia/Pacific. All of the Company's product sales for the years ended December 31, 1996, 1997 and 1998 were shipped from its facilities located in the United States.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         The following table represents percentage of product revenue by geographic region from customers for 1996, 1997 and 1998:

                                                                          Year ended December 31,
                                                             1996                    1997                   1998
                                                             ----                    ----                   ----
                          United States                       78%                     76%                    61%
                          Europe                               3                       6                     17
                          Asia/Pacific                        10                       6                     13
                          Canada                               9                       4                      3
                          Latin America                       --                       8                      6
                                                             ----                    ----                   ----
                                   Total                     100%                    100%                   100%
                                                             ====                    ====                   ====

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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.       Index to Consolidated Financial Statements.                                                   Page
                                                                                                                ----

         The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this report on Form 10-K:

                  Reports of Independent Public Accountants                                                       29

                  Consolidated Balance Sheets -
                  December 31, 1998 and December 31, 1997                                                         31

                  Consolidated Statements of Operations -
                  Years ended December 31, 1998, December 31, 1997 and December 31, 1996                          32

                  Consolidated Statements of Stockholders' Equity (Deficit) -
                  Years ended December 31, 1998, December 31, 1997 and December 31, 1996                          33

                  Consolidated Statements of Cash Flows -
                  Years ended December 31, 1998, December 31, 1997 and December 31, 1996                          36

                  Notes to Consolidated Financial Statements                                                      38

         2.       Consolidated Financial Statement Schedules

                  Report of Independent Public Accountants on Schedule II                                         71

                  Schedule II - Valuation and Qualifying Accounts                                                 72

                  Schedules  not listed  above  have been  omitted  because  the matter  or  conditions  are  not  present  or the  information
                  required   to  be  set  forth   therein  is  included  in  the
                  Consolidated Financial Statements hereto.

(b)      Reports on Form 8-K.

               Form 8-K filed June 3, 1998.

               Form 8-K filed November 3, 1998.

(c)      Exhibits.

         The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company where so indicated below.

Exhibit
No.           Title

^^^^2.1       Stock Purchase Agreement Between and Among Biometric Technologies Corp., Palomar Medical
              Technologies, Inc. and Dynaco Corp., dated November 17, 1997.

***3.1 Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

##3.2         Bylaws, as amended.

^4.1          Common Stock Certificate.

###4.2        Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

*10.1         Patent License Agreement by and between the Company and Patlex Corporation, effective as of
              January 1, 1992.

####10.2      Amended 1991 Stock Option Plan.

####10.3      Amended 1993 Stock Option Plan.

####10.4      Amended 1995 Stock Option Plan.

####10.5      Amended 1996 Stock Option Plan.

####10.6      Amended 1996 Employee Stock Purchase Plan.

**10.7        Form of Stock Option Grant under the 1991, 1993 and 1995 Stock Option Plans.

##10.8        Form of Stock Option Agreement under the 1996 Stock Option Plan.

#10.9         Form of Company Warrant to Purchase Common Stock.

####10.10     Lease for premises at 45 Hartwell Avenue, Lexington, Massachusetts, dated March, 1996.

--10.11       The Company's 401(k) Plan.

####10.12     Sales Agency, Development and License Agreement between the Company and Coherent, Inc., dated
              November 17, 1997. (Portions omitted pursuant to a request for confidential treatment.)

####10.13     Stock Purchase Agreement, dated December 29, 1997.

####10.14     Stock Purchase Agreement, dated December 31, 1997.

####10.15     Exchange Agreement, dated December 31, 1997.

^^10.16       Form of 6%, 7% and 8% Convertible Debentures Due September 30, 2002




^^10.17       Form of Registration Rights Agreement, dated September 30, 1997.

####10.18     Form of Securities Purchase Agreement dated September 30, 1997.

^^^10.19      Securities Purchase Agreement dated December 29, 1997.

##10.20       Subscription Agreement between the Company and Soginvest Bank, dated as of March 13, 1997.

##10.21       6% Convertible Debenture due March 13, 2002.

####10.22     Employment Agreement, dated as of January 1, 1997, between the Company and Joseph P. Caruso.

####10.23     Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

####10.24     Securities   Purchase   Agreement  between  the  Company  and  RGC
              International Investors, LDC, dated March 27, 1997.

##10.25       Registration   Rights  Agreement   between  the  Company  and  RGC
              International Investors, LDC, dated March 27, 1997.

####10.26     Binding Term Sheet between the Company and Hechtor Wiltshire, dated March 27, 1998.

####10.27     Securities Purchase Agreement between the Company and various entities, dated February 20, 1998.

####10.28     Security Agreement - Stock Pledge between the Company and Coast Business Credit, dated December
              31, 1997.

####10.29     Secured Promissory Note between the Company and Coast Business Credit, dated December 31, 1997.

####10.30     Continuing Guaranty between the Company and Coast Business Credit, dated December 5, 1996.

####10.31     License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

####10.32     First Amendment  to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

####10.32     Second Amendment  to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

----10.34     Letter Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc. dated September 10,
              1998.

***10.35      Form of Securities Purchase Agreement between the Company, The Rockside Foundation, and Mark T.
              Smith dated , 1998

***10.36      Form of Warrant to Purchase Common Stock

@10.37        Second Amended 1996 Employee Stock Purchase Plan.

@10.38        Second Loan Agreement Between Palomar Medical Technologies, Inc. and Coherent, Inc., dated May 7,
              1998

@10.39        Loan Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated May 22, 1998




@10.40        Fifth Amendment to the Schedule to the Loan and Security Agreement between Palomar Medical
              Technologies, Inc. and Coast Business Credit, dated April 29, 1998.

****10.41     Agreement and Plan of Reorganization by and Among Coherent, Inc., Medical Technologies,
              Acquisition, Inc., Palomar Medical Technologies, Inc., Star Medical Technologies, Inc., Robert E.
              Grove, James Z. Holtz and David C. Mundinger, dated as of December 7,1998.

@@10.42       Form of Warrant to Purchase Common Stock

10.43         Letter Agreement between Palomar Medical Technologies, Inc. and Fleet National Bank, dated
              November 16, 1998

10.44         Guaranty Agreement between A. Neil Pappalardo. and Fleet National Bank dated November 16, 1998.

10.45         Security Agreement (Trademarks) between Palomar Medical Technologies, Inc. and Fleet National Bank
              dated November 16, 1998.

10.46         Security Agreement (Patents) between Palomar Medical Technologies, Inc. and Fleet National Bank
              dated November 16, 1998.

10.47         Promissory Note between Palomar Medical Technologies, Inc. and Fleet National Bank dated November
              16, 1998.

10.48    Guaranty Agreement between Star Medical Technologies, Inc. and Fleet National Bank dated November 16,
              1998.

10.49         Security Agreement (Patents) between Star Medical Technologies, Inc. and Fleet National Bank dated
              November 16, 1998.

10.50         Security Agreement (Trademarks) between Star Medical Technologies, Inc. and Fleet National Bank
              dated November 16, 1998.

10.51         Bonus Agreement between Palomar Medical Technologies, Inc. Robert E. Grove, James Z. Holtz and
              David C. Mundinger, dated as of December 7, 1998.

10.52         Letter Agreement between Palomar Medical Technologies, Inc. and Coherent, Inc., dated
              February 1,1999

21            List of Subsidiaries.

23            Consent of Arthur Andersen LLP.

27            Financial Data Schedule for the Period Ended December 31, 1998.


^             Previously filed as an exhibit to Form 10-KSB/A-4 for the year ended December 31, 1996 filed on
              July 11, 1997, and incorporated herein by reference.

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

**            Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479
              filed on October 5, 1992, and incorporated herein by reference.

***           Previously filed as an exhibit to Registration Statement No. 333-70391 filed on January 11, 1999, and incorporated herein by reference.

****          Previously  filed as an exhibit to the Company's  Definitive Proxy
              Statement  for the period  ended  December 31, 1998 filed on March
              12, 1999, and incorporated herein by reference.

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

#### Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

-             Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference.

--            Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4,
              1995, and incorporated herein by reference.

---           Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

----          Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

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

@             Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference



@@            Previously filed as an exhibit to Form S-8 Registration Statement No. 333-574031 filed on June 22,
              1998 and incorporated herein by reference.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II


To Palomar Medical Technologies, Inc.:

              We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Palomar Medical Technologies, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 11, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(2) above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



                                                             Arthur Andersen LLP


Boston, Massachusetts
February 11, 1999 (except for the
matter discussed in Note 12(c) as
to which the date is March 17, 1999).

                                   SCHEDULE II

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                        Valuation and Qualifying Accounts

                                               Balance,
                                             Beginning of                                                   Balance, End of
                                                Period             Increases            Deductions              Period
Allowance for Doubtful Deductions:


December 31, 1996                                    $7,000           $1,122,000                 $--             $1,129,000
                                           =================    =================     ================     =================

December 31, 1997                                $1,129,000             $933,000         $(1,316,000)              $746,000
                                           =================    =================     ================     =================
                                           =================    =================     ================     =================

December 31, 1998                                  $746,000             $183,000           ($565,000)              $364,000
                                           =================    =================     ================     =================



                                               Balance,
                                             Beginning of                                                  Balance, End of
                                                Period             Increases            Deductions              Period
Restructuring Accrual:

December 31, 1996                                       $--                  $--                 $--                    $--
                                           =================    =================     ================     =================

December 31, 1997                                       $--           $2,700,000           $(718,000)            $1,982,000
                                           =================    =================     ================     =================

December 31, 1998                                $1,982,000                  $--         $(1,703,000)              $279,000
                                           =================    =================     ================     =================

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on March 30, 1999.


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



                Name                                      Capacity                                Date
                ----                                      --------                                ----

/s/ Louis P. Valente                     President, Chief Executive                         March 30, 1999
--------------------------------------   Officer and Director
Louis P. Valente


/s/ Joseph P. Caruso                      Chief Financial Officer and Treasurer              March 30, 1999
--------------------------------------    (Principal Financial Officer and
Joseph P. Caruso                          Principal Accounting Officer)



/s/ Nicholas P. Economou                  Director                                           March 30, 1999
--------------------------------------
Nicholas P. Economou


/s/ A. Neil Pappalardo                    Director                                           March 30, 1999
--------------------------------------
A. Neil Pappalardo


/s/ James G. Martin                        Director                                           March 30, 1999
--------------------------------------
James G. Martin