Form 10-K/A
period 1998-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-05-04
CIK 881695

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

Transitional Small Business Disclosure Format:       Yes      X    No
                                                 ---         ---

                                                      INDEX

Item                                                                                                       Page No.
----                                                                                                       --------

PART II

      Item 8.  Financial Statements............................................................................1

         Reports of Independent Public Accountants.............................................................1
         Consolidated Balance Sheets as of December 31, 1997 and 1998..........................................3
         Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998............4
         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
              December 31, 1996, 1997 and 1998.................................................................5
         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998............8
         Notes to Consolidated Financial Statements...........................................................10

SIGNATURES....................................................................................................36

                                     PART II

Item 8.  Financial Statements



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



                                                            ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 11, 1999 (except for the
matters discussed in Notes 1 and
12(c) as to which the dates are
April 27, 1999 and March 17, 1999),
respectively.

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


         On December 7, 1998, the Company entered into a Agreement and Plan of Reorganization (the "Agreement") with Coherent to sell all of the issued and outstanding common stock of Star, its 99.96% majority-owned subsidiary, to Coherent. The Company currently owns substantially all of the issued and outstanding common shares of Star. However, options outstanding granted to Palomar and employees of Star to purchase shares of Star's common stock remain outstanding prior to the consummation of this sale. When all of the outstanding options under Star's Stock Option Plan have been exercised, the Company will own 82.46% of Star's common stock and the employees will collectively own 17.54%. See Note 7. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999 and on April 27, 1999, the Company completed the sale of Star to Coherent and received gross proceeds of approximately $49 million. In addition, under the terms of the Agreement the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that use certain patents currently licensed by the Company on an exclusive basis from Massachusetts General Hospital. See Note 12(b).


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

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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
                                                             ====                    ====                   ====

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on May 3, 1999.


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



                Name                                      Capacity                                Date
                ----                                      --------                                ----

/s/ Louis P. Valente                     President, Chief Executive                           May 3, 1999
--------------------------------------   Officer and Director
Louis P. Valente


/s/ Joseph P. Caruso                      Chief Financial Officer and Treasurer               May 3, 1999
--------------------------------------    (Principal Financial Officer and
Joseph P. Caruso                          Principal Accounting Officer)



/s/ Nicholas P. Economou                  Director                                            May 3, 1999
--------------------------------------
Nicholas P. Economou


/s/ A. Neil Pappalardo                    Director                                            May 3, 1999
--------------------------------------
A. Neil Pappalardo


/s/ James G. Martin                        Director                                           May 3, 1999
--------------------------------------
James G. Martin