Form 10-Q
period 1999-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-05-17
CIK 881695

FORM 10-Q


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark one)


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended March 31, 1999


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________


                         Commission file number: 0-22340


                       PALOMAR MEDICAL TECHNOLOGIES, INC.
               (Exact name of issuer as specified in its charter)


                            Delaware                                                    04-3128178
------------------------------------------------------------------      --------------------------------------------
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

         As of April 30, 1999, 10,308,351 shares of common stock, $.01 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       --    --

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Condensed Balance Sheets                                                   1

                  Consolidated Statements of Operations                                                   2

                  Consolidated Statement of Stockholders' Deficit                                         3

                  Consolidated Statements of Cash Flows                                                   4

                  Notes to Consolidated Financial Statements                                              5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        9

         RISK FACTORS                                                                                     14

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                                    18

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                       19

         ITEM 2.  CHANGES IN SECURITIES                                                                   20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                         21

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                                                                   21

         ITEM 5.  OTHER INFORMATION                                                                       21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        21

SIGNATURES                                                                                                22

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                                                             December 31,         March 31,
                                                                                  1998              1999
                                                                            ---------------    ---------------
     ASSETS

     Current Assets:
           Cash and cash equivalents                                             $1,874,718        $1,975,049
           Accounts receivable, net                                               9,938,121        10,650,593
           Inventories                                                            5,416,342         6,180,973
           Other current assets                                                   1,056,388           669,639
                                                                             ---------------   ---------------
                Total current assets                                             18,285,569        19,476,254
                                                                             ---------------   ---------------

     Property and Equipment, at Cost, Net                                         3,314,087         2,553,800
                                                                             ---------------   ---------------

     Other Assets:
           Cost in excess of net assets acquired, net                             1,699,983         1,549,392
           Deferred financing costs                                                  58,923            31,148
           Other noncurrent assets                                                  167,352           143,122
                                                                             ---------------   ---------------
                Total other assets                                                1,926,258         1,723,662
                                                                             ---------------   ---------------

                                                                                $23,525,914       $23,753,716
                                                                             ===============   ===============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current Liabilities:

           Current portion of long-term debt                                     $6,290,041        $6,770,625
           Accounts payable                                                       6,553,745         6,070,593
           Accrued liabilities                                                   10,301,624        10,914,851
           Current portion of deferred revenue                                    1,143,796         1,203,162
                                                                             ---------------   ---------------
                Total current liabilities                                        24,289,206        24,959,231
                                                                             ---------------   ---------------

     Net Liabilities of Discontinued Operations                                   1,680,171         1,680,171
                                                                             ---------------   ---------------

     Long-Term Debt, Net of Current Portion                                       3,150,000         2,200,000
                                                                             ---------------   ---------------

     Deferred Revenue, Net of Current Portion                                       870,000           368,339
                                                                             ---------------   ---------------

     Stockholders' Deficit:
           Preferred stock, $.01 par value-
                Authorized - 1,500,000 shares
                Issued and outstanding -
                6,993 shares and 6,653 shares
                at December 31, 1998 and March 31, 1999, respectively                    69                66
           Common stock, $.01 par value-
                Authorized - 45,000,000 shares
                Issued - 10,074,864 shares and 10,355,790 shares
                at December 31, 1998 and March 31, 1999, respectively               100,747           103,556
           Additional paid-in capital                                           161,337,926       161,972,714
           Accumulated deficit                                                 (166,263,346)     (165,891,502)
           Less: Treasury stock - (49,285 shares at cost)                        (1,638,859)       (1,638,859)
                                                                             ---------------   ---------------
                Total stockholders' deficit                                      (6,463,463)       (5,454,025)
                                                                             ---------------   ---------------

                                                                                $23,525,914       $23,753,716
                                                                             ===============   ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                1998                   1999
                                                                         -------------------   ---------------------

Revenues                                                                         $7,067,405             $13,478,609

Cost of Revenues                                                                  6,336,245               4,969,976
                                                                         -------------------   ---------------------

          Gross profit                                                              731,160               8,508,633
                                                                         -------------------   ---------------------

Operating Expenses

          Research and development                                                2,165,000               2,125,983
          Sales and marketing                                                     2,503,115               4,098,422
          General and administrative                                              2,843,859               1,672,254
                                                                         -------------------   ---------------------

                  Total operating expenses                                        7,511,974               7,896,659
                                                                         -------------------   ---------------------

                  (Loss) income from operations                                  (6,780,814)                611,974

Interest Expense, net                                                              (392,833)               (165,250)

Other Income                                                                        334,965                  22,346
                                                                         -------------------   ---------------------

          Net (Loss) Income from Continuing Operations                          $(6,838,682)               $469,070
                                                                         ===================   =====================

Basic and Diluted Net (Loss) Income Per Common Share                                 $(1.02)                  $0.04
                                                                         ===================   =====================

Weighted Average Number of
         Common Shares Outstanding                                                7,413,316              10,194,145
                                                                         ===================   =====================

                  The accompanying notes are in integral part
                   of these consolidated financial statements

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)






                                                              Preferred Stock        Common Stock           Treasury Stock
                                                           -------------------------------------------------------------------
                                                             Number     $0.01      Number     $0.01        Number
                                                           of Shares  Par Value   of Shares  Par Value   of Shares      Cost
                                                           -------------------------------------------------------------------

Balance, December 31, 1998                                    6,993         $69  10,074,864   100,747     (49,285)   ($1,638,859)

      Issuance of common stock for 1998 employer 401(k)
               matching contribution                              -           -      32,561       326           -              -
      Conversion of preferred stock                            (340)         (3)     74,905       749           -              -
      Conversion of convertible debentures                        -           -     170,723     1,707           -              -
      Redemption of preferred stock                               -           -           -         -           -              -
      Issuance of common stock for  Employee
               Stock Purchase Plan                                -           -       2,737        27           -              -
      Costs incurred related to the issuance of common
               stock                                              -           -           -         -           -              -
      Preferred stock dividends                                   -           -           -         -           -              -
      Net  income                                                 -           -           -         -           -              -
                                                           =======================================================================
Balance, March 31, 1999                                       6,653         $66  10,355,790  $103,556     (49,285)    ($1,638,859)
                                                           =======================================================================


                                                                                               Total
                                                                Paid-in      Accumulated    Stockholders'
                                                               Capital        Deficit         Deficit
                                                           -----------------------------------------------


Balance, December 31, 1998                                  161,337,926    ($166,263,346)    (6,463,463)

      Issuance of common stock for 1998 employer 401(k)
               matching contribution                            206,333                -        206,659
      Conversion of preferred stock                              62,665                -         63,411
      Conversion of convertible debentures                    1,017,021                -      1,018,728
      Redemption of preferred stock                            (557,417)               -       (557,417)
      Issuance of common stock for  Employee
               Stock Purchase Plan                               12,186                -         12,213
      Costs incurred related to the issuance of common
               stock                                           (106,000)               -       (106,000)
      Preferred stock dividends                                       -          (97,226)       (97,226)
      Net  income                                                     -          469,070        469,070
                                                           ===============================================
Balance, March 31, 1999                                    $161,972,714    ($165,891,502)   ($5,454,025)
                                                           ===============================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Three Months Ended March 31,
                                                                                           1998             1999
                                                                                      ---------------   -------------
Cash Flows from Operating Activities
     Net loss                                                                           $(6,838,682)        $469,070
        Less: net loss from discontinued operations                                               -                -
                                                                                      ---------------   -------------
     Net loss from continuing operations                                                 (6,838,682)         469,070

     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities-
        Depreciation and amortization                                                       672,352          444,772
        Unrealized gain on marketable securities                                           (332,965)               -
        Changes in assets and liabilities,
           Net sale of marketable trading securities                                        485,479                -
           Accounts receivable                                                           (1,630,322)        (712,472)
           Inventories                                                                    2,478,141         (764,631)
           Other current assets                                                            (119,145)         386,749
           Accounts payable                                                                (367,120)        (483,152)
           Accrued expenses                                                               1,460,185          982,914
           Deferred revenue                                                                (250,000)        (442,295)
                                                                                      ---------------   -------------
                 Net cash used in operating activities                                   (4,442,077)        (119,045)
                                                                                      ---------------   -------------

Cash Flows from Investing Activities
     Purchases of property and equipment                                                   (180,656)        (191,651)
     Increase in other assets                                                              (492,227)          24,230
     Increase in notes receivable                                                           (86,818)               -
                                                                                      ---------------   -------------
                 Net cash used in investing activities                                     (759,701)        (167,421)
                                                                                      ---------------   -------------

Cash Flows from Financing Activities
     Redemption of convertible debentures                                                (2,196,667)               -
     Net proceeds from the issuance of notes payable and advances from                    2,753,341          480,584
     distributor
     Proceeds from issuance of common stock                                               6,840,000                -
     Proceeds from exercise of warrants, stock options
        and Employee Stock Purchase Plan                                                     18,609           12,213
     Costs incurred related to issuance of common stock                                                     (106,000)
     Redemption of preferred stock, including accrued dividends of $437,850 in           (2,673,850)              -
                                                                                      ---------------   -------------
                 Net cash provided by financing activities                                4,741,433          386,797
                                                                                      ---------------   -------------
Net (decrease) in cash and cash equivalents                                                (460,345)         100,331
Net cash (used in) provided by discontinued operations                                    1,315,073                -
Cash and cash equivalents, beginning of the period                                        3,003,300        1,874,718
                                                                                      ---------------   -------------

Cash and cash equivalents, end of the period                                             $3,858,028       $1,975,049
                                                                                      ===============   =============

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                                                $687,984         $148,149
                                                                                      ===============   =============

Supplemental Disclosure of Noncash Financing and Investing Activities:
     Conversion of convertible debentures and related accrued
        interest, net of financing fees                                                  $3,257,151       $1,018,728
                                                                                      ===============   =============

     Conversion of preferred stock                                                         $390,062          $63,411
                                                                                      ===============   =============

     Issuance of common stock for 1997 and 1998 employer 401(k)
        matching contribution                                                               $166,674        $206,659
                                                                                      ===============   =============

     Redemption of preferred stock                                                           $     -        $557,417
                                                                                      ===============   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-K as amended, as of and for the year ended December 31, 1998.

         On December 7, 1998, the Company entered into a Agreement and Plan of Reorganization (the "Agreement") with Coherent, Inc. ("Coherent") to sell all of the issued and outstanding common stock of Palomar's Star Medical Technologies, Inc. subsidiary ("Star"). This sale was approved by a majority of the stockholders of Palomar on April 21, 1999 and on April 27, 1999, the Company completed the sale of Star to Coherent. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the shareholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,686,070, of which $3,254,908 will be held in escrow for one year as security for any claims which Coherent may have under the Agreement. In addition, under the terms of the Agreement, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital.

         On April 21, 1999, a majority of the Company's stockholders' approved an amendment to the Company's Certificate of Incorporation to effect a plan of recapitalization that resulted in a one-for-seven reverse split of the Company's common stock and that reduced the Company's authorized capital stock to 45,000,000 shares of common stock and 1,500,000 shares of preferred stock. All share and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the reverse stock split.

         2.       INVENTORIES

                  Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories consist of material, labor and manufacturing overhead and consist of the following:


                                        December 31,          March 31,
                                           1998                1999
                                      ----------------    ----------------
        Raw materials                   $2,478,289          $2,097,311
        Work-in-process                  1,330,822           1,960,169
        Finished goods                   1,607,231           2,123,493
                                      ----------------    ----------------
                                        $5,416,342          $6,180,973
                                      ================   =================

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                     December 31,         March 31,
                                                                         1998               1999
                                                                    ---------------    ----------------
                            Machinery and equipment                     $6,022,320          $6,066,509
                            Furniture and fixtures                       1,120,450           1,252,722
                            Leasehold improvements                         567,216             582,406
                                                                    ---------------    ----------------
                                                                         7,709,986           7,901,637
                            Less:  Accumulated depreciation
                                       and amortization                  4,395,899           5,347,837
                                                                    ---------------    ----------------
                                                                        $3,314,087          $2,553,800
                                                                    ===============    ================

4.       NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share was determined by dividing net income
(loss) by the weighted average shares of common stock outstanding during the year. Diluted net income (loss) per share is the same as basic net income (loss) per share because the Company's potentially dilutive securities, primarily stock options, warrants, redeemable preferred stock and convertible debentures are antidilutive.

         The Company's net income (loss) per common share from continuing operations for the three months ended March 31, 1998 and 1999 is as follows:

                                                                 Three Months Ended
                                                                     March 31,
                                                               1998               1999
                                                          ---------------     -------------
Net (loss) income                                           $(6,838,682)          $469,070
Preferred stock dividends                                      (744,821)           (97,226)
                                                          ---------------     -------------
Adjusted net (loss) income                                  $(7,583,503)          $371,844
                                                          ===============     =============

Basic and diluted net (loss) income
     per common share                                            $(1.02)             $0.04
                                                          ===============     =============

Weighted average number of
     common shares outstanding                                7,413,316         10,194,145
                                                          ===============     =============


         As of March 31, 1998 and 1999, 3,275,514 and 3,868,613 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding as they were antidilutive.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       NOTES PAYABLE

Notes payable consist of the following:


                                                                                              December 31,       March 31,
                                                                                                 1998              1999
                                                                                            ---------------   ----------------
Convertible debentures                                                                          $2,150,000       $1,200,000
Note payable issued in connection with guaranty on behalf of discontinued subsidiary             2,290,041        2,020,625
Revolving line of credit with a bank                                                             1,000,000        1,000,000
Short-term notes payable to Coherent                                                             4,000,000        4,750,000
                                                                                            ---------------   ----------------
                                                                                                 9,440,041        8,970,625
Less - current maturities                                                                        6,290,041        6,770,625
                                                                                            ---------------   ----------------
                                                                                                $3,150,000       $2,200,000
                                                                                            ===============   ================

(a)      Convertible Debentures

         During the first quarter of 1999, the Company converted $1,018,728 of its 6%, 7% and 8% convertible debentures due March 31, 2002 , including $89,139 of accrued interest, into 170,723 shares of the Company's common stock.

(b)      Short-Term Notes Payable

         Through March 31, 1999, the Company's Star subsidiary borrowed a total of $4,750,000 from Coherent in the form of notes payable. These notes accrued interest at 8.5% per annum andwere collaterlized by Star's inventory. Coherent assumed this debt in connection with its purchase of all of the issued and outstanding common stock of Star on April 27, 1999. See Note 1.

(c)      Revolving Line of Credit

         The Company has a $10,000,000 revolving line of credit with a bank. This line of credit matures on March 31, 2000 and bears interest at the bank's prime rate (7.75% at March 31, 1999). Borrowings under this line of credit are secured by substantially all assets of the Company and are limited to 80% of qualified accounts receivable. A director of Palomar has personally guaranteed all borrowings under this line of credit. The Company borrowed an additional $500,000 in April 1999 and repaid all amounts outstanding under this line of credit on April 27, 1999.

(d)      Note  Payable   Issued  In  Connection   With  Guaranty  On  Behalf  Of
         Discontinued Subsidiary

         In connection with the divestiture of one of its discontinued operations, the Company entered into a Loan and Subscription Agreement with a bank for $3,233,000. This promissory note represents the settlement of amounts owed to the bank by Palomar's former Comtel, Inc. subsidiary and by Palomar in connection with a guarantee from Palomar in favor of the bank. Principal and interest payments were being made over twenty-four months, beginning December 31, 1997, with interest accruing at the bank's prime rate (7.75% at March 31, 1999) plus 2.25%. This promissory note was collateralized by 464,286 shares of the Company's common stock, which was held in escrow, not entitled to vote and not considered outstanding. On May 3, 1999, the Company paid off the balance of this note (totaling $1,364,379), and the shares of the Company's common stock are being released from escrow and returned to the Company.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       STOCKHOLDERS' DEFICIT

(a)      Convertible Preferred Stock

         During the first quarter of 1999, the Company converted 340 shares of Series G Preferred Stock and accrued dividends and interest of $63,411 into 74,905 shares of the Company's common stock. The Company also agreed to redeem 403 shares of Series G Preferred Stock for $557,417, including $154,838 of accrued dividends and interest, five days after the completion of the sale of Star to Coherent. The Company paid this obligation on May 3, 1999. The Company has accrued this amount on the accompanying consolidated balance sheet as of March 31, 1999.

(b)      Options to Purchase Common Stock

         During the three months ended March 31, 1999, the Company granted options to purchase 2,143 shares of the Company's common stock at an exercise price of $10.50 per share. No options were exercised during the three months ended March 31, 1999. During the three months ended March 31, 1999 options to purchase 21,057 shares of the Company's common stock at $10.50 per share expired.

(c)      Warrants to Purchase Common Stock

         During the three months ended March 31, 1999, warrants to purchase 88,917 shares of the Company's common stock at exercise prices ranging from $10.00 to $72.625 per share expired. No warrants were granted or exercised during the three months ended March 31, 1999.

(d)      Reserved Shares

         As of March 31, 1999, the Company had reserved shares of its common stock for the following:

                                                                      March 31, 1999
                                                                   -------------------
              Convertible debentures                                      288,805
              Stock option plans                                          958,236
              Warrants                                                  2,715,308
              Employee 401(k) plan                                         46,694
              Employee stock purchase plan                                 57,179
              Convertible preferred stock                                 400,651
                                                                   ===================
                                   Total                                4,466,873
                                                                   ===================

         Substantially   all  of  the  reserved   shares   reflected  above  are
exercisable at prices in excess of the current market price of the Company's common stock.

7.       NET LIABILITIES OF DISCONTINUED OPERATIONS

         On December 31, 1997 the Company entered into an Exchange Agreement and sold 500,000 shares of the common stock of Nexar Technologies, Inc. ("Nexar") to GFL Advantage Fund Limited ("GFL") for $2,000,000. Under the terms of the
Exchange Agreement, Palomar guaranteed GFL a minimum selling price of $5.00 a share with respect to 400,000 shares of the Nexar common stock over a two year time period. The Company therefore would have been obligated to pay GFL on January 1, 2000 the difference between $5.00 and the price at which GFL sold the shares of Nexar common stock. As of March 31, 1999, the deferred liability related to this transaction totaled $1,680,171 and represented the total amount due to GFL after GFL sold all of its 400,000 shares of Nexar common stock. The Company paid this obligation on May 3, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)      Overview

         On December 7, 1998, the Company entered into the Agreement with Coherent to sell all of the issued and outstanding common stock of Star. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the shareholders of Star in proportion to their holdings of Star capital stock. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999, and on April 27, 1999, Palomar completed the sale of Star to Coherent. On the date of the sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,686,070, of which $3,254,908 will be held in escrow for one year as security for any claims which Coherent may have under the Agreement. In addition, under the terms of the Agreement, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital.

         As a result of the consummation of the transaction discussed above, the Company anticipates that revenues will decline significantly in the near term because Palomar will no longer be selling the LightSheer(TM) diode laser manufactured by Star. For the three months ended March 31, 1999 and 1998 gross revenues associated with Star's LightSheer(TM) diode laser comprised 85.5% and 12.4% of the Company's total revenues, respectively. Accordingly, the Company expects to incur net losses from operations over the next few quarters. The successful introduction and marketing of new products will be critical to the Company's long-term success, since a significant portion of the Company's revenue base previously generated from Star's LightSheer(TM) laser will need to be replaced with revenues from other laser products, including the Palomar E2000TM hair removal laser introduced in March of 1999 and other products currently in development. There can be no assurance that the Palomar E2000TM or the Company's future products will achieve market acceptance or generate sufficient margins. Broad market acceptance of laser hair removal is also critical to the Company's success. The Company recognizes the need and intends to broaden its product line by developing cosmetic laser products other than hair removal lasers.

         The accompanying pro forma consolidated condensed balance sheet as of March 31, 1999 assumes that Palomar sold Star to Coherent on the last reported balance sheet date, March 31, 1999. The accompanying pro forma consolidated condensed statement of operations for the three months ended March 31, 1999 assumes the sale of Star took place on January 1, 1999, the beginning of Palomar's fiscal year ended December 31, 1999. The pro forma consolidated condensed statement of operations does not include the effect of the gain from Palomar's sale of Star to Coherent.

         The accompanying pro forma condensed information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the sale of Star occurred during the periods presented, or which may be reported in the future.

         The accompanying pro forma consolidated condensed financial statements should be read in conjunction with the historical financial statements and related notes thereto for Palomar.


                                                                                Three Months Ended
                                                                                  March 31, 1999
                                                                                     Pro Forma
                          Pro Forma Condensed Statement of Operations:               Unaudited
                                                                              ------------------------
                   Revenues                                                               $ 2,357,048
                   Cost of revenues                                                         1,662,817
                                                                              ------------------------
                        Gross profit                                                          694,231
                   Operating expenses                                                       2,752,278
                                                                              ------------------------
                        Loss from operations                                               (2,058,047)
                   Interest expense, net                                                      (82,625)
                   Other income                                                                22,346
                                                                              ------------------------
                        Net loss                                                          $(2,118,326)

                   Basic and diluted net loss per common share:                                $(0.22)
                                                                              ========================

                   Weighted average number of
                       common shares outstanding                                           10,194,145
                                                                              ========================


                                                                                    March 31,1999
                                                                                      Pro Forma
                                   Pro Forma Condensed Balance Sheet                  Unaudited
                                                                              ------------------------

                   Assets:
                        Cash and cash equivalents                                        $48,046,595
                        Other current assets                                               9,100,596
                        Property and equipment, net                                        1,652,382
                        Other assets                                                         962,190
                                                                              -----------------------
                        Total assets                                                     $59,761,763
                                                                              =======================


                   Liabilities and Stockholders' Equity:
                        Current liabilities                                              $16,182,028
                        Other liabilities                                                  4,248,510
                        Total stockholders' equity                                        39,331,225
                                                                              -----------------------
                        Total liabilities and stockholders' equity                       $59,761,763
                                                                              =======================

(b)      Results of Operations.

         (i) REVENUES AND GROSS PROFIT: Three Months Ended March 31, 1999, Compared to the Three Months Ended March 31, 1998

         For the three months ended March 31, 1999, the Company's revenues increased to $13.5 million, as compared to $7.1 million for the three months ended March 31, 1998. The increase in the Company's revenues of $6.4 million, or 91% from the three months ended March 31, 1998, was mainly due to additional sales volume of $10.2 million associated with the introduction of the LightSheer(TM) diode laser, partially offset by a decrease in revenue of approximately $3.8 million in other cosmetic laser product revenue. The Company obtained FDA clearance to market and sell its LightSheer(TM) laser for hair removal and leg vein treatment in the United States at the end of 1997. The decrease in sales volume associated with other cosmetic laser product revenue was principally due to declining sales of the Company's EpiLaser(R) ruby laser. The Company focused on bringing the LightSheer(TM) laser to market while further developing a new generation of ruby hair removal lasers during 1998. Palomar introduced its second generation long pulse ruby laser for hair removal, the Palomar E2000TM, during the first quarter of 1999 to permit more rapid treatment of large areas of the body. In March of 1999, the Company obtained FDA clearance to market and sell its Palomar E2000TM laser system in the United States for "permanent hair reduction." The Company generated revenues of approximately $1.3 million from the initial shipments of the Palomar E2000TM in the first quarter of 1999.

         Gross profit for the three months ended March 31, 1999 was approximately $8.5 million (63% of revenues) compared to $731,000 (10% of revenues) for the three months ended March 31, 1998. The increase in gross profit and gross profit percentage was due to sales of the LightSheer(TM) diode laser system. This laser system provided a significantly higher gross profit than the Company's EpiLaser(R) laser and other cosmetic products. The Company anticipates that its gross profit percentage from sales of the Palomar E2000TM will be less than the gross profit from its former LightSheer(TM) product, unless and until the Palomar E2000TM achieves volume production and manufacturing efficiencies.

         (ii) OPERATING AND OTHER EXPENSES: Three Months Ended March 31, 1999, Compared to Three Months Ended March 31, 1998

         Research and development costs decreased to $2.1 million for the three months ended March 31, 1999, from $2.2 million for the three months ended March 31, 1998. Research and development expenses as a percentage of revenue totaled 16% for the three months ended March 31, 1999 and 31% for the three months ended March 31, 1998. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Among the Company's research and development goals in hair removal is to design systems permitting more rapid treatment of large areas, and to produce systems with high gross margins. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. However, research and development as a percentage of revenues will increase until the Company achieves higher sales volume from its recently introduced Palomar E2000TM laser system.

         Selling and marketing expenses increased to $4.1 million (30% of revenues) for the three months ended March 31, 1999, from approximately $2.5 million (35% of revenues) for the three months ended March 31, 1998. The increase in selling and marketing expenses is attributable to higher revenue volumes attained and corresponding higher selling expenses paid to Coherent in the first quarter of 1999 as compared to the first quarter of 1998. The decrease in selling and marketing expenses as a percentage of revenues is a result of the Company's introduction of its Palomar E2000TM laser system during the first quarter of 1999, which is being sold through new distribution channels. These new distribution channels include direct sales by the Company and distribution through Continuum Biomedical, a distributor of medical products, and the associated selling and marketing expenses have to date been less than the commissions earned by Coherent, the Company's previous distributor. The Company also will consider establishing its own direct sales force to compliment these sales channels. The Company anticipates that, in comparison to the commissions previously paid to Coherent as a percentage of net revenues, its future selling and marketing costs as a percentage of net revenues will decrease. The Company will also consider selling entire product lines and/or technology to others, as in the case of the sale of Star to Coherent.

         General and administrative expenses decreased to $1.7 million (12% of revenues) for the three months ended March 31, 1999, as compared to $2.8 million (40% of revenues) for the three months end ended March 31, 1998. This decrease for the three months ended March 31, 1999 is attributable to the Company's restructuring and consolidation of administrative functions related to the Company's Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc.) and Palomar Medical Products, Inc. subsidiaries and general corporate costs that resulted in respective reductions of approximately $500,000, $300,000 and $450,000 compared to the three months ended March 31, 1998. These reductions were offset by an increase of $150,000 for general and administrative expenses incurred at the Company's Star subsidiary to support its successful introduction of the LightSheer(TM) laser. The Company anticipates general and administrative expense will decrease slightly in the future as a result of the Star sale, although it expects such expenses to increase as a percentage of revenues as revenues decline in the near term as the result of the Star sale.

         Interest expense decreased to $165,000 for the three months ended March 31, 1999, from $393,000 for the three months ended March 31, 1998. This 58% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1999 as compared to 1998. As a result of the sale of Star, which generated $49.6 million in cash, the Company anticipates that interest expense will decline significantly because it utilized a portion of the proceeds to pay down debt during the second quarter of 1999. The balance of the funds will be invested in high-grade corporate and government notes and bonds to fund future operations and research and development efforts. Accordingly, the Company will generate additional interest income for the foreseeable future.

         Other income decreased to $22,000 for the three months ended March 31, 1999. This amount compares to $335,000 for the three months ended March 31, 1998. Other income for the three months ended March 31, 1998 consisted primarily of trading gains associated with selling the Company's investment in The American Materials & Technologies Corporation.

(c)      Liquidity and Capital Resources

         On December 7, 1998, the Company entered into the Agreement with Coherent to sell all of the issued and outstanding common stock of Star. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the shareholders of Star in proportion to their holdings of capital stock of Star. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999, and on April 27, 1999, Palomar completed the sale of Star to Coherent. On the date of the sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,686,070, of which $3,254,908 will be held in escrow for one year as security for any claims which Coherent may have under the Agreement. In addition, under the terms of the Agreement, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital.

         The Company utilized a portion of the proceeds of the Star sale to pay down debt during the second quarter of 1999. The balance of the funds will be invested in high-grade corporate and governmental notes and bonds to fund future operations and research and development efforts. Accordingly, the Company will generate additional interest income for the foreseeable future.

         The Company is a holding company with no significant operations. Operations are carried out at the subsidiary level. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations. As of March 31, 1999, the Company had $2.0 million in cash and cash equivalents. With the proceeds from the Star sale, the Company has a strong financial position to meet its ongoing cash flow requirements and fund expected operating losses at its subsidiaries in the near term.

         As of March 31, 1999, the Company's accounts receivable totaled $10.7 million, as compared to $9.9 million as of December 31, 1998. The amount at March 31, 1999 includes approximately $2.0 million of accounts receivable generated from cosmetic laser product revenues other than sales of Star's LightSheer(TM) diode laser. The

Company's allowance for doubtful accounts totaled approximately $385,000 as of March 31, 1999, compared to $364,000 as of December 31, 1998.

         As of March 31, 1999, accounts payable totaled approximately $6.1 million as compared to $6.6 million as of December 31, 1998. This decrease of $500,000 is principally due to the timing of additional purchases of inventory for the manufacture of the LightSheer and Palomar E2000(TM) laser systems.

         The Company anticipates that capital expenditures for the remainder of 1999 will total approximately $750,000, consisting primarily of machinery, equipment and computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines.

         The Company has a $10,000,000 revolving line of credit from a bank. This revolving line of credit matures on March 31, 2000 and bears interest at the bank's prime rate (7.75% at March 31, 1999). Borrowings are limited to 80% of domestic accounts receivable under 90 days from invoice. A director of the Company has personally guaranteed borrowings under the line of credit. The Company borrowed an additional $500,000 during April of 1999. The Company repaid all amounts outstanding under this line of credit ($1,500,000) on April 27, 1999.

         The Company entered into a Loan Agreement with Coherent pursuant to which Coherent agreed to loan the Company money to help finance the Company's working capital requirements. These loans were collateralized by Star's inventory. As of March 31, 1999, the total amount outstanding under this loan agreement was $4.8 million. Coherent assumed this debt in connection with its purchase of all of the issued and outstanding common stock of Star on April 27, 1999. See Note 5(b).

(d)      Material Uncertainties.

         (i)      Year 2000 Issues

         During 1998 and 1999 the Company has been actively engaged in addressing Year 2000 (Y2K) issues, which result from the use of two-digit, rather than four-digit, year dates in software, a practice which could cause date-sensitive systems to malfunction or fail because they may not recognize or process date information correctly.

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

         o        Ownership (creating awareness, assigning tasks)

         o        Inventory (listing items to be assessed for Y2K readiness)

         o Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, developing initial contingency plans)

         o Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans)

         At March 31, 1999, the Ownership, Inventory and Assessment steps were essentially complete for all program areas. The Company expects to complete Corrective Action Deployment by June 1999.

                  Costs to Address Y2K Issues:

         The Company's estimated aggregate costs for its Y2K activities from 1998 through 2000 are expected to be less than $100,000. Through March 31, 1999 the Company has spent approximately $40,000.

                  Risks of Y2K Issues and Contingency Plans:

         The Company continues to assess the Year 2000 issues relating to its physical plant, products and suppliers. The Company intends to develop a contingency planning process to mitigate worst-case business disruptions, such as delays in product delivery, which could result from events such as supply chain disruptions. The Company expects its contingency plans to be complete by June 1999.

         (ii)     Nasdaq Stock Market Listing

         The Company was notified by the Nasdaq Stock Market ("Nasdaq") that for continued listing on The Nasdaq SmallCap Market the Company had to meet Nasdaq's minimum bid price requirement of $1.00 per share. Because the Company's stock price fell below $1.00 for a 30 day trading period between August 28 and October 9, 1998, it became subject to delisting. The Company met with representatives of Nasdaq on March 18, 1999 and presented arguments supporting continued listing. At the hearing, the Company volunteered to delist from the Nasdaq SmallCap Market on May 18, 1999 if it were not in compliance with the minimum bid price requirement by that date. As a result of the one-for-seven reverse split of its common stock implemented on May 10, 1999, the Company is now in compliance with the minimum bid price requirement.

         In addition, prior to the completion of the Star sale, the Company received another letter from Nasdaq on April 9, 1999 asking the Company to address Nasdaq's concern about the Company's receipt of a report from its auditors in connection with the Company's Report on Form 10-K for the year ended December 31, 1998 that contained a "going concern" qualification. The Company informed Nasdaq that the Company's auditors would reissue their report without this qualification following the sale of Star, and subsequently provided Nasdaq with a copy of the Company's amended Report on Form 10-K/A-1 for the year ended December 31, 1998 containing the reissued unqualified auditor's report. The Company believes that it has obviated Nasdaq's concerns, and that it is in compliance with all of Nasdaq's requirements for continued listing on The Nasdaq SmallCap Market.

                                  RISK FACTORS

         In addition to the other information in this Quarterly Report on Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts (including, without limitation, statements concerning financial projections, the financing of future operations, use of proceeds of the Star sale, maintenance of Nasdaq listing for the Company's common stock, product gross margins, product developments and improvements, research and development plans and expenditures, and ^2K issues) and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) releases by the SEC. The risk factors identified below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.


Our future revenue depends on our developing new products.
--------------------------------------------------------------------------------

         We face rapidly changing technology and continuing improvements in cosmetic laser technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, enhance existing products, and achieve market acceptance for such products. We have in the past experienced delays in developing new products and enhancing existing products. As a result of the sale of Star to Coherent, our future revenue will be entirely dependent on sales of newly introduced products. Although we have recently introduced a new hair removal laser, it may not achieve market acceptance or generate sufficient margins. In addition, the market for this type of hair removal laser may already be saturated. At present, broad market acceptance of laser hair removal is critical to our success. We need to diversify our product line by developing cosmetic laser products other than hair removal lasers.


We face intense competition from companies with superior financial, marketing and other resources.
--------------------------------------------------------------------------------

         The laser hair removal industry is highly competitive, and companies frequently introduce new products. We compete in the development, manufacture, marketing and servicing of hair removal lasers with numerous other companies, many of which have substantially greater financial, marketing and other resources than we do. As a result, some of our competitors are able to sell hair removal lasers at prices significantly below the prices at which we sell our hair removal lasers. In addition, as a result of the Star sale, Coherent, our former exclusive distributor and one of the largest and best financed laser companies, is now our competitor and we have to find new ways to distribute our products. Our laser products also face competition from alternative medical products and procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or medical procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.


Our quarterly operating results will decrease as a result of the Star sale, and that may hurt the price of our common stock.
--------------------------------------------------------------------------------

         Almost all of our revenues in our most recent two quarters were attributable to sales of the LightSheer(TM) diode laser manufactured by Star. Therefore, as a result of the Star sale, our revenues will decline significantly. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.


We could be delisted from Nasdaq.
--------------------------------------------------------------------------------

         On March 18, 1999, Nasdaq held a hearing regarding our continued listing on The Nasdaq SmallCap Market in light of the fact that our common stock had traded below Nasdaq's $1.00 minimum bid price requirement for longer than 30 trading days. At the hearing, we volunteered to delist from Nasdaq if we were not in compliance with the minimum bid price requirement by May 18, 1999. As a result of our reverse stock split, we regained compliance with the minimum bid price requirement before that date. In addition, on April 9, 1999, Nasdaq asked us to address its concern about our receipt of a report from our auditors containing a "going concern" qualification. Following the Star sale, that auditor's report was reissued without the qualification. Hence, we believe that we have obviated Nasdaq's concerns, and are now in compliance with all of Nasdaq's requirements for continued listing on The Nasdaq SmallCap Market. However, there can be no assurance that we will remain listed on Nasdaq. The delisting of our common stock would likely reduce the liquidity of our common stock and our ability to raise capital. If our common stock is delisted from The Nasdaq SmallCap Market, it will likely be quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. or Nasdaq's OTC Bulletin Board. These listings can make trading more difficult for stockholders.


Our lasers are subject to numerous FDA regulations. Compliance is expensive and time-consuming. Our products may not be able to obtain the necessary FDA clearances before we can sell them.
--------------------------------------------------------------------------------

         All of our products are laser medical devices. Laser medical devices are subject to FDA regulations regulating clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, we must obtain clearance from the FDA. Compliance with the FDA clearance process is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all.

We are dependent on third party researchers.
--------------------------------------------------------------------------------

         We are substantially dependent upon third party researchers, over whom we do not have absolute control, to satisfactorily conduct and complete research on our behalf and to grant us favorable licensing terms for products which they may develop. At present, our principal research partner is the Wellman Labs at Massachusetts General Hospital. We provide research funding, laser technology and optics know-how in return for licensing agreements with respect to specific medical applications and patents. Our success will be highly dependent upon the results of this research. We cannot be sure that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.


Our common stock could be further diluted as the result of outstanding convertible securities, warrants and options.
--------------------------------------------------------------------------------

         In the past, we have issued convertible securities, such as debentures and preferred stock, and warrants in order to raise money. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. These outstanding convertible securities, options and warrants could affect the rights of our stockholders, and could reduce the market price of our common stock.


Our proprietary technology has only limited protections.
--------------------------------------------------------------------------------

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

         The medical laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.


Our  Charter  documents  and  Delaware  law may  discourage  potential  takeover attempts.
--------------------------------------------------------------------------------

         Our Second Restated Certificate of Incorporation and our By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to the Secretary of the Company advance notice of business to be brought by such stockholder before any annual or special meeting of stockholders as well as certain information regarding such stockholder and others known to support such proposal and any material interest they may have in the proposed business. These provisions could delay any stockholder actions that are favored by the holders of a majority of the outstanding stock of the Company until the next stockholders' meeting. In addition, the Board of Directors is authorized to issue shares of common stock and preferred stock which, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

         The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with in "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices.


As with any new products, there is substantial risk that the marketplace may not accept or be receptive to the potential benefits of our products.
--------------------------------------------------------------------------------

         Market acceptance of our current and proposed products will depend, in large part, upon our or any marketing partner's ability to demonstrate to the marketplace the advantages of our products over other types of products. There can be no assurance that the marketplace will accept applications or uses for our current and proposed products or that any of our current or proposed products will be able to compete effectively.


We face risks associated with pending litigation.
--------------------------------------------------------------------------------

         We are involved in disputes with third parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. An adverse result in the MEHL patent litigation, the action relating to the Swiss Franc Debentures, or the Varljen litigation (all described in detail in Part II, Item 1) could have a material adverse effect on our business, financial condition and results of operations. We are unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. These matters may result in diversion of management time and effort from the operations of the business.


We may not be able to retain our key executives and research and development personnel.
--------------------------------------------------------------------------------

         As a small company with less than 100 employees after the sale of Star to Coherent, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on us.


We face a risk of financial exposure to product liability claims in the event that the use of our products results in personal injury.
--------------------------------------------------------------------------------

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


Computer systems on which we rely may not properly recognize date sensitive information when the year changes to 2000.
--------------------------------------------------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

PART II

Item 1.  Legal Proceedings.
         ------------------

         On March 7, 1997, Selvac Acquisition Corp. ("Selvac"), a subsidiary of Mehl Biophile International, Inc. ("Mehl"), filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleged that the Company's EpiLaser(R) ruby laser hair removal system infringed a patent licensed to Selvac (the "Selvac Patent") and that the Company unfairly competed by promoting the EpiLaser(R) ruby laser hair removal system for hair removal before it had received FDA clearance for that specific application. On May 18, 1998 the court granted the Company's motion for partial summary judgment on the ground that the Selvac patent is invalid because prior art anticipated it. The court later denied Selvac's motion for reconsideration of the summary judgment ruling. On September 25, 1998, the court denied Selvac's motion for reconsideration of its prior order dismissing so much of Selvac's unfair competition claim as relied on interpreting the Food, Drug and Cosmetics Act or FDA regulations, and dismissed without prejudice the state law remainder of Selvac's unfair competition claim. On October 26, 1998, Selvac filed its notice of appeal with the Court of Appeals for the Federal Circuit. Selvac subsequently filed its opening brief on appeal; the Company filed its opposition. Selvac has filed its reply brief, but the Federal Circuit has not yet set a date for oral argument The Company is unable to express an opinion as to the likely outcome of Selvac's appeal.

         On October 16, 1997, the Company brought a declaratory judgment action in U.S. District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). The defendants in this action are Banque SCS Alliance SA, Arbuthnot Fund Managers, Ltd., Banca Commerciale Lugano, Privatinvest Bank AG (these four defendants being referred to collectively as the "Asserting Holders"), CUF Finance S.A., Fibi Bank (Schweiz) AG, Teawood Nominees, Ltd., JS Gadd & CIE SA, Swedbank (Luxembourg) SA, Christiana Bank Luxembourg SA (now know as Credit Agricole Indosuez), Landatina Financiera SA and American Stock Transfer & Trust Co., as trustee ("Trustee"). Just prior to this suit, the Asserting Holders had alleged that the Company was in breach of certain protective covenants under the indenture, and on October 22, 1997 they sued the Company and all of its principal subsidiaries in the same court; the October 16 and October 22 cases have been assigned to the same judge, and the dispute between the Asserting Holders and the Company is proceeding under the October 22 case. The Asserting Holders claim that the Company has breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures. (The total disputed indebtedness is approximately $6.2 million at current exchange rates; the Asserting Holders' portion of the total is approximately $5.6 million.) As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it is causing the conversion of all of the Swiss Franc Debentures into an aggregate of 914,028 shares of the Company's common stock. Palomar filed a motion for summary judgment, asserting that its conversion of the debentures into Palomar common stock deprives the plaintiffs of standing to bring a claim. That motion has been denied without prejudice, and the court also denied the plaintiffs' motion for summary judgment. By mutual agreement, the Asserting Holders and the Company requested that the case be removed from the Court's October 1998 trial calendar. The parties have discussed resolving this dispute by restructuring the debentures (whereby Palomar would prepay approximately two-thirds of the total indebtedness, or about $4.2 million, withdraw its forced conversion, and repay on a modified schedule the original debt). But there can be no absolute assurance that all of the debentureholders, including the Asserting Holders, and the Company will execute the proposed settlement. If the case is returned to the trial calendar, the Company expects vigorously to contest the claims of the Asserting Holders, as the Company believes its position in the lawsuit is correct and that the disputed debt cannot properly be accelerated.

         On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. to join the Company, its former chief executive officer and current chief financial officer as defendants. On March 17, 1999, the Second Amended Class Action Complaint ("Complaint") in Varljen was served upon the Company and its current chief financial officer. The Complaint alleges that the Company and the former and current officer violated the federal securities laws in various public disclosures that the Company made directly and indirectly during the period from February 1, 1996 to March 26, 1997. In particular, the Complaint alleges that Palomar and the former and current officer misrepresented the Company's future prospects, including earnings projections and expected shares outstanding, through their direct disclosures and through disclosures made by securities analysts and other third parties. The Company and the former and current officer have filed a motion to dismiss the complaint, asserting all claims are barred by the statute of limitations, that the complaint does not meet federal pleading requirements, and that it fails to state a securities claim. The Company and the former and current officer have also filed a motion to transfer the case to the District of Massachusetts. Plaintiffs' opposition to these motions is at present expected to be filed in June 1999. The case is in its earliest stages, and the Company cannot predict its outcome.

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

Item 2.  Changes in Securities.
         ----------------------

         During the quarter ended March 31, 1999, the following securities were converted by their accredited investor unaffiliated third party holder for the number of shares of common stock indicated:


                                                                  Number of Shares
         Type of Security                   Number of Shares   of Common Stock Issued
         ----------------                   ----------------   ----------------------

         Preferred Stock Series G                  340                74,905


Item 3.  Defaults upon Senior Securities.
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information.
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits

         4.1      Common Stock Certificate.

         4.2      Certificate  of  Designation,   as  filed  with  the  Delaware
                  Secretary of State on April 21, 1999.

         *4.3 Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company, dated as of April 20, 1999.

         **4.4    Bylaws, as amended.

         **4.5 Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

         10.1 Repurchase Agreement between Palomar Medical Technologies, Inc. and Advantage Fund Limited dated as of April 6, 1999.

         10.2 Mutual Release, Consent and Settlement Agreement between Palomar Medical Technologies, Inc. and Electronic Packaging Interconnect Corporation dated as of April 16, 1999.

         27.1 Financial Data Statement, Restated, for the period ended March 31, 1998.

* Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

** Previously filed as an exhibit to Form 10-K for the period ended December 31, 1998, filed on March 30, 1999 and incorporated herein by reference.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on May ___, 1999.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                           (Registrant)



DATE: May 17, 1999                            By:  /s/ Louis P. Valente
                                                   -----------------------------
                                                        Louis P. Valente
                                                        Chief Executive Officer
                                                        (Principal Executive
                                                         Officer)



DATE: May 17, 1999                            By:  /s/ Joseph P. Caruso
                                                   -----------------------------
                                                       Joseph P. Caruso
                                                       Chief Financial Officer
                                                       and Treasurer
                                                       (Principal Financial
                                                        Officer and Principal
                                                        Accounting Officer)