Form 10-Q
period 1999-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-08-16
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999

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

         As of July 31, 1999, 10,077,987 shares of common stock, $.01 par value per share, were outstanding.

       Transitional Small Business Disclosure Format (check one): Yes    No   X
                                                                     ---     ---

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Condensed Balance Sheets                                                   1

                  Consolidated Statements of Operations                                                   2

                  Consolidated Statements of Stockholders' (Deficit) Equity                               3

                  Consolidated Statements of Cash Flows                                                   4

                  Notes to Consolidated Financial Statements                                              5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          12

         RISK FACTORS                                                                                    18

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                      22

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                      23

         ITEM 2.  CHANGES IN SECURITIES                                                                  24

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                        24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                                                    25

         ITEM 5.  OTHER INFORMATION                                                                      25

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                       26

SIGNATURES                                                                                               27

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                                         December 31,              June 30,
                                                                             1998                    1999
                                                                       ------------------     -------------------
ASSETS

CURRENT ASSETS:

       Cash and cash equivalents                                              $1,874,718             $17,518,734
       Available-for-sale investments, at market value                                 -              17,796,284
       Accounts receivable, net                                                9,938,121               2,355,955
       Inventories                                                             5,416,342               3,978,105
       Other current assets                                                    1,056,388               3,477,791
                                                                       ------------------     -------------------
                Total current assets                                          18,285,569              45,126,869
                                                                       ------------------     -------------------

PROPERTY AND EQUIPMENT, AT COST, NET                                           3,314,087               1,459,757
                                                                       ------------------     -------------------

OTHER ASSETS:

       Cost in excess of net assets acquired, net                              1,699,983                 757,236
       Deferred financing costs                                                   58,923                       -
       Other noncurrent assets                                                   167,352                 154,427
                                                                       ------------------     -------------------
                Total other assets                                             1,926,258                 911,663
                                                                       ------------------     -------------------

                                                                             $23,525,914             $47,498,289
                                                                       ==================     ===================
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:

       Current portion of long-term debt                                      $6,290,041              $2,974,907
       Accounts payable                                                        6,553,745                 581,222
       Accrued liabilities                                                    10,301,624              10,669,830
       Current portion of deferred revenue                                     1,143,796               1,214,082
       Other current liabilities                                                       -               3,239,556
                                                                       ------------------     -------------------
           Total current liabilities                                          24,289,206              18,679,597
                                                                       ------------------     -------------------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                     1,680,171                       -
                                                                       ------------------     -------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                         3,150,000               2,844,242
                                                                       ------------------     -------------------

DEFERRED REVENUE, NET OF CURRENT PORTION                                         870,000                       -
                                                                       ------------------     -------------------

STOCKHOLDERS' (DEFICIT) EQUITY:
       Preferred stock, $.01 par value-

           Authorized - 1,500,000 shares
           Issued and outstanding -
           6,993 shares and 6,000 shares
           at December 31, 1998 and June 30, 1999, respectively                       69                      60
       Common stock, $.01 par value-
           Authorized - 45,000,000 shares
           Issued - 10,074,864 shares and 11,028,959 shares
           at December 31, 1998 and June 30, 1999, respectively                  100,747                 110,288
       Additional paid-in capital                                            161,337,926             162,447,380
       Accumulated deficit                                                 (166,263,346)           (133,208,381)
       Unrealized loss on available-for-sale investments                               -                (53,964)
       Less: Treasury stock - 49,285 and 894,846 shares at cost
       at December 31, 1998 and June 30, 1999, respectively                  (1,638,859)             (3,320,933)
                                                                       ------------------     -------------------
           Total stockholders' (deficit) equity                              (6,463,463)              25,974,450
                                                                       ------------------     -------------------
                                                                             $23,525,914             $47,498,289
                                                                       ==================     ===================

                                      -1-
                   The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,

                                                       1998           1999              1998            1999
                                                   -------------  --------------   ---------------  --------------

REVENUES                                             $9,090,396      $5,529,177       $16,157,801     $19,007,786

COST OF REVENUES                                      4,812,456       4,237,045        11,148,701       9,207,021
                                                   -------------  --------------   ---------------  --------------

     Gross Margin                                     4,277,940       1,292,132         5,009,100       9,800,765
                                                   -------------  --------------   ---------------  --------------

OPERATING EXPENSES

     Research and development                         1,943,523       2,504,746         4,108,523       4,630,729
     Sales and marketing                              3,526,770       1,618,800         6,029,885       5,717,222
     General and administrative                       2,359,142       1,485,378         5,203,001       3,157,632
     Costs incurred for proxy contest                         -         624,627                 -         624,627
     Settlement costs                                         -         750,000                 -         750,000
                                                   -------------  --------------   ---------------  --------------
        Total operating expenses                      7,829,435       6,983,551        15,341,409      14,880,210
                                                   -------------  --------------   ---------------  --------------

        Loss from operations                         (3,551,495)     (5,691,419)      (10,332,309)     (5,079,445)

GAIN FROM SALE OF SUBSIDIARY (NOTE 1)                         -      47,090,876                 -      47,090,876
SWISS FRANC REDEMPTION (NOTE 8)                               -      (6,167,369)                 -     (6,167,369)
INTEREST INCOME                                           1,065         401,937            29,544         407,634
INTEREST EXPENSE                                       (409,088)       (192,969)         (829,335)       (363,916)
OTHER INCOME (EXPENSE), NET                              (8,935)        257,291           324,965         279,637
                                                   -------------  --------------   ---------------  --------------

        (LOSS) INCOME FROM CONTINUING OPERATIONS
        BEFORE PROVISION FOR INCOME TAXES            (3,968,453)      35,698,347      (10,807,135)      36,167,417

PROVISION FOR INCOME TAXES                                    -        2,500,000                 -       2,500,000
                                                   -------------  --------------   ---------------  --------------
        (LOSS) INCOME FROM CONTINUING
        OPERATIONS                                   (3,968,453)      33,198,347      (10,807,135)      33,667,417

LOSS FROM DISCONTINUED OPERATIONS (NOTE 10)

        Loss from operations                         (1,090,885)        (435,000)      (1,090,885)        (435,000)
        Loss on disposal                             (1,533,295)               -       (1,533,295)               -
                                                   -------------  --------------   ---------------  --------------
        NET LOSS FROM DISCONTINUED OPERATIONS        (2,624,180)        (435,000)      (2,624,180)        (435,000)
                                                   =============  ==============   ===============  ==============
        NET (LOSS) INCOME                           $(6,592,633)     $32,763,347     $(13,431,315)     $33,232,417
                                                   =============  ==============   ===============  ==============

BASIC NET (LOSS) INCOME PER SHARE:

        Continuing operations                        $    (0.48)      $     3.22      $     (1.45)      $     3.27
        Discontinued operations                           (0.29)          (0.04)            (0.32)          (0.04)
                                                   -------------  --------------   ---------------  --------------
        TOTAL BASIC NET (LOSS) INCOME PER
             SHARE                                   $    (0.77)      $     3.18      $     (1.77)      $     3.23

BASIC WEIGHTED AVERAGE NUMBER OF SHARES               9,047,185      10,284,035         8,234,764      10,239,338
                                                   =============  ==============   ===============  ==============

DILUTED NET (LOSS) INCOME PER SHARE:

     Continuing operations                          $    (0.48)      $     3.02      $     (1.45)      $     3.03
     Discontinued operations                        $    (0.29)           (0.04)           (0.32)           (0.04)
                                                   -------------  --------------   ---------------  --------------
        TOTAL DILUTED NET (LOSS) INCOME PER
        SHARE                                       $    (0.77)      $     2.98      $     (1.77)      $     2.99

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES             9,047,185      11,033,819         8,234,764      11,183,627
                                                   =============  ==============   ===============  ==============


                                       -2-
                   The accompanying notes are an integral part of these consolidated financial statements.



                       PALOMAR MEDICAL TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)

                                                         Preferred Stock               Common Stock               Treasury Stock
                                                        ---------------------------------------------------------------------------
                                                         Number    $0.01           Number      $0.01          Number
                                                          of       Par Value     of Shares  Par Value        of Shares    Cost
                                                         Shares
                                                        ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                 6,993       $69      10,074,864   $100,747      (49,285)    ($1,638,859)

     Issuance of common stock for 1998 employer 401(k)
          matching contribution                                -         -          32,561        326            -               -
     Conversion of preferred stock                          (340)       (3)         74,905        749            -               -
     Conversion of convertible debentures                      -         -         377,760      3,778            -               -
     Redemption of preferred stock                          (653)       (6)              -          -            -               -
     Redemption of common stock related to
          Swiss Franc convertible debentures                             -                          -     (130,576)       (575,348)
     Purchase of treasury stock                                          -                          -     (250,700)     (1,102,084)
     Issuance of common stock for  Employee Stock
          Purchase Plan                                        -         -           4,584         46            -               -
     Issuance of escrow shares to treasury                               -         464,285      4,642     (464,285)         (4,642)
     Costs incurred related to the issuance of common
          stock                                                -         -               -          -            -               -
     Unrealized loss on available-for-sale investments                   -               -          -            -               -
     Preferred stock dividends                                 -         -               -          -            -               -
     Net income                                                -         -               -          -            -               -
                                                        ===========================================================================
BALANCE, JUNE 30, 1999                                     6,000       $60      11,028,959   $110,288     (894,846)    ($3,320,933)
                                                        ===========================================================================

                                                        ---------------------------------------------------------------------------
                                                        Additional                        Unrealized Loss         Total
                                                         Paid-in         Accumulated           on              Stockholders'
                                                         Capital           Deficit       Available-for-Sale      (Deficit)
                                                                                            Investments            Equity
                                                        ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                              $161,337,926  $ ($166,263,346)     $        -             $  (6,463,463)

     Issuance of common stock for 1998 employer 401(k)
          matching contribution                              206,333                -               -                   206,659
     Conversion of preferred stock                            62,665                -               -                    63,411
     Conversion of convertible debentures                  1,802,296                -               -                 1,806,074
     Redemption of preferred stock                          (781,381)               -               -                  (781,387)
     Redemption of common stock related to
        Swiss Franc convertible debentures                         -                -               -                  (575,348)
     Purchase of treasury stock                                    -                -               -                (1,102,084)
     Issuance of common stock for  Employee Stock
          Purchase Plan                                       18,041                -               -                    18,087
     Issuance of escrow shares to treasury                         -                -               -                         -
     Costs incurred related to the issuance of common
          stock                                             (198,500)               -               -                   (198,500)
     Unrealized loss on available-for-sale investments             -                -         (53,964)                   (53,964)
     Preferred stock dividends                                     -         (177,452)              -                   (177,452)
     Net income                                                    -       33,232,417               -                 33,232,417
                                                        ===========================================================================
BALANCE, JUNE 30, 1999                                  $162,447,380  $ ($133,208,381)       ($53,964)               $25,974,450
                                                        ===========================================================================


                                       3
                   The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                      1998                 1999
                                                                               -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (Loss) Income                                                              $(13,431,315)           33,232,417
        Less: Net Loss from discontinued operations                                   (2,624,180)            (435,000)
                                                                               -------------------  -------------------
     Net (Loss) Income from continuing operations                                    (10,807,135)           33,667,417
                                                                               -------------------  -------------------

     Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities-
        Depreciation and amortization                                                   1,372,120              873,603
        Non-cash interest expense related to debt                                         171,000                    -
        Unrealized gain on marketable securities                                        (332,965)                    -
        Gain from sale of subsidiary                                                           -           (47,090,876)
        Redemption of common stock held by Swiss Franc debenture holders                       -             6,167,369
        Changes in assets and liabilities, net of effects from sale of subsidiary
           Net sale of marketable trading securities                                    1,840,395                    -
           Accounts receivable                                                        (3,033,274)            2,367,166
           Inventories                                                                  1,785,358          (1,067,763)
           Other current assets                                                           604,470          (2,456,403)
           Accounts payable                                                             (649,765)          (4,119,523)
           Accrued expenses                                                               400,354            1,589,202
           Other current liabilities                                                            -            3,239,556
                                                                                                -             (799,714)
                                                                               -------------------  -------------------
                 Net cash used in operating activities                                 (8,649,442)          (7,629,966)
                                                                               -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                                                (233,069)            (249,691)
     Purchases of available-for-sale investments                                               -          (17,850,248)
     Proceeds from the sale of subsidiary, net of cash on hand $288,000                        -            49,448,023
     Increase in other assets                                                           (470,252)               10,925
     Increase in notes receivable                                                        (86,818)                    -
                                                                               -------------------  -------------------
                 Net cash used in investing activities                                  (790,139)           31,359,009
                                                                               -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Redemption of convertible debentures                                             (2,196,667)                   -
     Net proceeds from the issuance of notes payable and advances from                  3,394,070              750,000
     distributor
     Proceeds from issuance of common stock                                             6,874,482                   -
     Proceeds from exercise of warrants, stock options and Employee Stock
          Purchase Plan                                                                         -               18,087
     Costs incurred related to issuance of common stock                                  (100,000)            (198,500)
     Payments on line of credit                                                                 -           (1,000,000)
     Payment on Swiss Franc convertible debentures                                              -           (1,365,931)
     Purchase of treasury stock                                                                 -           (1,102,084)
     Payment on note payable                                                                    -           (2,290,041)
     Redemption of preferred stock                                                     (3,791,889)            (781,387)
                                                                               -------------------  -------------------
                 Net cash provided by financing activities                              4,179,996          (5,969,856)
                                                                               -------------------  -------------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (5,259,585)           17,759,187
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                  3,462,141          (2,115,171)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                      3,003,300            1,874,718
                                                                               ===================  ===================
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                           $1,205,856          $17,518,734
                                                                               ===================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest                                                            $1,022,863             $264,934
                                                                               ===================  ===================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
     Conversion of convertible debentures and related accrued

        interest, net of financing fees                                                $6,076,994           $1,806,074
                                                                               ===================  ===================

     Conversion of preferred stock                                                       $480,659              $63,411
                                                                               ===================  ===================

     Issuance of common stock for 1997 and 1998 employer 401(k)

        matching contribution                                                            $254,282             $206,659
                                                                               ===================  ===================

     Unrealized loss on available-for-sale investments                                   $      -              $53,964
                                                                               ===================  ===================

                                        4
                   The accompanying notes are an integral part of these consolidated financial statements.

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

         On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Coherent, Inc. ("Coherent") to sell all of the issued and outstanding common stock of Palomar's Star Medical Technologies, Inc. subsidiary ("Star"). This sale was approved by a majority of the stockholders of Palomar on April 21, 1999 and on April 27, 1999, the Company completed the sale of Star to Coherent. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the shareholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,908 is being held in escrow for one year as security for any claims which Coherent may have under the Agreement, resulting in a gain of $47,090,876. In addition, under the terms of the Agreement the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital.

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

2.       CASH AND CASH EQUIVALENTS

         Cash equivalents consists principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

3.       MARKETABLE SECURITIES

         The Company's marketable equity securities with maturities greater than 90 days are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of shareholders' (deficit) equity. The aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments are as follows:

                                                         Market             Cost              Gross
                                                          Value             Basis        Unrealized Loss
                                                       -----------       -----------     ---------------

         Available-for-sale securities:

         Corporate and municipal debt securities       $17,796,284       $17,850,248         $53,964
                                                       ===========       ===========     ===============


                                       5
                   The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Available-for-sale investments in the accompanying balance sheet at June 30, 1999 include debt securities of $9,708,572 with contractual maturities of one year or less, $8,141,676 million with contractual maturities of more than one year through five years. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding losses totaling $53,964 on such debt securities, were deducted from stockholders' (deficit) equity during six months ended June 30, 1999.

4.       INVENTORIES

         Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories include material, labor and manufacturing overhead and consist of the following:

                                                                    December 31,           June 30,
                                                                        1998                 1999

                                                                  ------------------   ----------------
                           Raw materials                               $2,478,289          $1,520,703
                           Work-in-process                              1,330,822           1,341,205
                           Finished goods                             1,607,231            1,116,197
                                                                   ----------------    ----------------
                                                                   ================    ================
                                                                      $5,416,342           $3,978,105
                                                                   ================    ================

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                      December 31,        June 30,
                                                                         1998               1999

                                                                   ------------------  ----------------
                            Machinery and equipment                      $6,022,320       $4,728,081
                            Furniture and fixtures                        1,120,450          941,790
                            Leasehold improvements                          567,216                0
                                                                   ------------------  ----------------
                                                                          7,709,986        5,669,871

                            Less:  Accumulated depreciation
                                    and amortization                      4,395,899        4,210,114
                                                                   ------------------  ----------------
                                                                         $3,314,087       $1,459,757
                                                                    =================  ================


                                       6
                   The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       NET INCOME LOSS PER COMMON SHARE

         Basic net income (loss) per share was determined by dividing net income
(loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends. The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           ---------------------------- ---------------------------
                                                              1998          1999          1998           1999
                                                           ------------- -------------- ------------- -------------
  Basic weighted average common
    shares outstanding                                       9,047,185     10,284,035     8,234,764     10,239,338

  Potential common shares pursuant to:

    Stock options and warrants                                       -        110,086             -         83,514
    Convertible preferred stock                                      -        415,529             -        468,288
    Convertible debentures                                           -        224,169             -        392,487
                                                           ----------------------------------------- --------------
  Diluted weighted average common
    shares outstanding                                       9,047,185     11,033,819     8,234,764     11,183,627
                                                           ========================================= ==============

         The Company's net income (loss) per share from continuing operations for the three and six months ended June 30, 1998 and 1999 is as follows:

                                                        Three Months Ended                         Six Months Ended
                                                             June 30,                                  June 30,
                                              ---------------------------------------   ---------------------------------------
                                                    1998                 1999                 1998                 1999
                                              ------------------   ------------------   ------------------  -------------------
  Net (loss) income from                           $(3,968,453)          $33,198,347        $(10,807,135)          $33,667,417
       continuing operations
  Preferred stock dividends                           (401,614)             (80,226)          (1,146,435)            (177,452)
                                              ------------------   ------------------   ------------------  -------------------
  Adjusted net (loss) income                       $(4,370,067)          $33,118,121        $(11,953,570)          $33,489,965
                                              ==================   ==================   ==================  ===================

  Basic net (loss) income per common share
  from continuing operations                            $(0.48)                $3.22              $(1.45)                $3.27
                                              ==================   ==================   ==================  ===================

  Basic weighted average number of shares
  outstanding                                         9,047,185           10,284,035            8,234,764           10,239,338
                                              ==================   ==================   ==================  ===================

         As of June 30, 1998 and 1999,  3,928,083 and 3,010,354 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding as they were antidilutive.


                                       7
                   The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      COMPREHENSIVE (LOSS) INCOME

         The Company adopted SFAS 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive (loss) income and its components in the financial statements. The Company's only item of other comprehensive income relates to unrealized losses on its available-for-sale investments and is presented separately on the balance sheet as required. A reconciliation of comprehensive (loss) income is as follows:

                                                        Three Months Ended                         Six Months Ended
                                                             June 30,                                  June 30,
                                              ---------------------------------------   ---------------------------------------
                                                    1998                 1999                 1998                 1999
                                              ------------------   ------------------   ------------------  -------------------
                                              ------------------   ------------------   ------------------  -------------------
  Net (loss) income from continuing                $(3,968,453)          $33,198,347        $(10,807,135)          $33,667,417
       operations
  Unrealized loss on available-for-sale
       investments                                   ---                     (53,964)           ---                    (53,964)
                                              ------------------   ------------------   ------------------  -------------------
  Comprehensive (loss) income from
       continuing operations                       $(3,968,453)          $33,144,383        $(10,807,135)          $33,613,453
                                              ==================   ==================   ==================  ===================

8.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                       December 31,           June 30,
                                                                                           1998                 1999
                                                                                     -----------------    -----------------
  Dollar denominated convertible debentures                                              $2,150,000             $500,000
  Swiss Franc denominated convertible debentures                                                  -            5,319,149
  Note payable issued in connection with guaranty on behalf of

           discontinued subsidiary                                                        2,290,041                    -
  Revolving line of credit with a bank                                                    1,000,000                    -
  Short-term notes payable to Coherent                                                    4,000,000                    -
                                                                                     -----------------    -----------------
                                                                                          9,440,041            5,819,149
  Less - current maturities                                                               6,290,041            2,974,907
                                                                                     -----------------    -----------------
                                                                                         $3,150,000           $2,844,242
                                                                                     =================    =================

(A)     DOLLAR DENOMINATED CONVERTIBLE DEBENTURES

        During the first six months of 1999, the Company converted $1,650,000 of its 6%, 7% and 8% convertible debentures due March 31, 2002, including $176,483 of accrued interest, into 377,760 shares of the Company's common stock.


                                       8
                   The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)      SWISS FRANC DENOMINATED CONVERTIBLE DEBENTURES

        During the three months ended June 30, 1999, the Company recorded a redemption expense of $6,167,369 million as a result of a compromise agreement between Palomar and certain European banks that had held 4.5% Swiss Franc subordinated convertible debentures originally totaling approximately $8.2 million due in 2003. Under the terms of this April 21, 1999 agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of the agreement the Company agreed to pay a total of approximately $6,741,867 to the European banks, of which $1,365,931 has been paid as of June 30, 1999 and an additional $2,974,659 was paid during July 1999. The remaining amounts due under this obligation are due in 2001. Accordingly, the Company has recorded a charge to operations of $6,167,369. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

(C)      NOTE  PAYABLE   ISSUED  IN  CONNECTION   WITH  GUARANTY  ON  BEHALF  OF
         DISCONTINUED SUBSIDIARY

         In connection with the divestiture of one of its discontinued operations, the Company entered into a Loan and Subscription Agreement with a bank for $3,233,000. This promissory note represents the settlement of amounts owed to the bank by Palomar's former Comtel, Inc. subsidiary and by Palomar in connection with a guarantee from Palomar in favor of the bank. Principal and interest payments were being made over 24 months, beginning December 31, 1997, with interest accruing at the bank's prime rate plus 2.25%. This promissory note was collateralized by 464,286 shares of the Company's common stock, which was held in escrow. On May 3, 1999, the Company paid off the balance of this note (totaling $2,020,625), and the shares of the Company's common stock were released from escrow and returned to the Company. The Company has accounted for the return of the shares as an increase to its treasury stock.

(D)      REVOLVING LINE OF CREDIT

         The Company had a $10,000,000 revolving line of credit with a bank. This line of credit was to mature on March 31, 2000 and bore interest at the bank's prime rate. Borrowings under this line of credit were secured by substantially all assets of the Company and were limited to 80% of qualified accounts receivable. A director of Palomar personally guaranteed all borrowings under this line of credit. The Company repaid all amounts outstanding under this line of credit on April 27, 1999, and cancelled this line of credit.

(E)      SHORT-TERM NOTES PAYABLE

         Through March 31, 1999, the Company's Star subsidiary borrowed a total of $4,750,000 from Coherent in the form of notes payable. These notes accrued interest at 8.5% per annum and were collateralized by Star's inventory. Coherent assumed this debt in connection with its purchase of all of the issued and outstanding common stock of Star on April 27, 1999. See Note 1.


                                       9
                   The accompanying notes are an integral part of these consolidated financial statements.

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       STOCKHOLDERS' (DEFICIT) EQUITY

(A)      CONVERTIBLE PREFERRED STOCK

         During the first quarter of 1999, the Company converted 340 shares of Series G Preferred Stock and accrued dividends and interest of $63,411 into 74,905 shares of the Company's common stock.

         During the second quarter of 1999, the Company redeemed 403 shares of Series G Preferred Stock and 250 shares of Series H Preferred Stock for $902,396 including related accrued dividends and interest of $121,009.

(B)      OPTIONS TO PURCHASE COMMON STOCK

         During the six months ended June 30, 1999, the Company granted options to purchase 929,327 shares of the Company's common stock at exercise prices ranging from $3.1875 to $10.50 per share. No options were exercised during the six months ended June 30, 1999. During the six months ended June 30, 1999 options to purchase 37,238 shares of the Company's common stock at exercise prices ranging from $3.1875 to $10.50 per share expired.

(C)      WARRANTS TO PURCHASE COMMON STOCK

         During the six months ended June 30, 1999, the Company granted warrants to purchase 113,000 shares of the Company's common stock at an exercise price of $3.1875 per share. No warrants were exercised during the six months ended June 30, 1999. During the six months ended June 30, 1999, warrants to purchase 88,899 shares of the Company's common stock at exercise prices ranging from $14.00 to $72.625 per share expired.

(D)      RESERVED SHARES

         As of June 30, 1999, the Company had reserved shares of its common stock for the following:

                                                                    June 30, 1999

                                                                ----------------------
               Convertible debentures                                      188,635
               Stock option plans                                        4,686,828
               Warrants                                                  2,821,119
               Employee 401(k) plan                                         46,697
               Employee Stock Purchase Plan                                126,764
               Convertible preferred stock                                  85,714
                                                                ======================
                              Total                                      7,955,757
                                                                ======================

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

10.      DISCONTINUED OPERATIONS

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

         During the second quarter of 1998, the Company sold all of the issued and outstanding common stock of its subsidiary, Dynaco Corp. ("Dynaco"). The Company recognized a loss from discontinued operations of approximately $1,091,000 related to operations of Dynaco through disposition that was previously not accrued. During the second quarter of 1998, the Company recorded a charge to discontinued operations of $1,525,000 due to management's decision to write down the carrying value of its investment in Nexar.

         During the second quarter of 1999, the Company paid and settled a lawsuit related to the operations of Dynaco for $435,000.

         Summarized financial information for the discontinued operations is as follows:

                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,

                                                    1998           1999                 1998          1999
                                              -------------------------------      -----------------------------
  Revenues                                         $2,125,580       $--               $5,745,750       $--
  Net loss from discontinued operations           $(2,624,180)    $(435,000)         $(2,624,180)    $(435,000)

11.      COMMITMENTS

         On June 17, 1999, the Company entered into a 10 year lease agreement for its operating facilities. Under the terms of this lease the annual commitment is approximately $890,000 for the first five years of the agreement and $980,000 for the second five years of the agreement.

         In July 1999, the Company entered into an amendment to extend its exclusive research agreement with Massachusetts General Hospital for another five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the use of laser to remove fat and treat acne. Under the terms of this agreement, the Company is obligated to pay MGH $475,000 for clinical research on an annual basis during the term of this extension.

                   The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(A)      OVERVIEW

         On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization with Coherent to sell all of the issued and outstanding common stock of Star. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the shareholders of Star in proportion to their holdings of Star capital stock. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999, and on April 27, 1999, Palomar completed the sale of Star to Coherent. On the date of the sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023 of which $3,254,908 is being held in escrow for one year as security for any claims which Coherent may have under the
Agreement. In addition, under the terms of the Agreement, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital.

         As a result of the consummation of the transaction discussed above, the Company revenues will decline significantly in the near term because Palomar will no longer be selling the LightSheer(TM) diode laser manufactured by Star. For the six months ended June 30, 1999 and 1998 gross revenues associated with Star's LightSheer(TM) diode laser comprised 77.0% and 55.9% of the Company's total revenues, respectively. Accordingly, the Company expects to incur net losses from operations over the next few quarters. The successful introduction and marketing of new products will be critical to the Company's long-term success, since a significant portion of the Company's revenue base previously generated from Star's LightSheer(TM) laser will need to be replaced with revenues from other laser products, including the Palomar E2000TM hair removal laser introduced in March of 1999 and other products currently in development. There can be no assurance that the Palomar E2000TM or the Company's future products will achieve market acceptance or generate sufficient margins. Broad market acceptance of laser hair removal is also critical to the Company's success. The Company recognizes the need and intends to broaden its product line by developing cosmetic laser products other than hair removal lasers.

(B)      RESULTS OF OPERATIONS.

         (i) REVENUES AND GROSS PROFIT: THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

         For the three months ended June 30, 1999, the Company's revenues decreased to $5.5 million, as compared to $9.1 million for the three months ended June 30, 1998. The decrease in the Company's revenues of $3.6 million, or 39% from the three months ended June 30, 1998, was mainly due to the reduction in sales volume of $4.8 million associated with the LightSheer(TM) diode laser manufactured by Star. The Company sold Star to Coherent on April 27, 1999 as discussed above. This decrease was offset by an increase of $1.2 million in other cosmetic revenues and royalties received by the Company from Coherent. The Company anticipates that sales volumes from its E2000 TM laser system introduced during the first quarter of 1999 will not increase substantially until the Company manufactures this unit in high volume, overcomes product introduction issues, and achieves further manufacturing efficiencies.

         Gross profit for the three months ended June 30, 1999 was approximately $1.3 million (23% of revenues) compared to $4.3 million (47% of revenues) for the three months ended June 30, 1998. The decrease in gross profit and gross profit percentage was mainly due to the reduction in sales volume associated with the LightSheer(TM) diode laser manufactured by Star and sold to Coherent on April 27, 1999. The decrease in gross profit dollars was partially offset by the gross margin related to the sales of the Palomar E2000TM hair removal laser system and royalties earned from Coherent. The Company anticipates that its gross profit percentage from sales of the Palomar E2000TM will be significantly less than the gross profit from its former LightSheer(TM) product, unless and until the Company achieves volume production and manufacturing efficiencies, and overcomes product introduction issues related to the Palomar E2000 TM.

         (ii) OPERATING AND OTHER EXPENSES: THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Research and development costs increased to $2.5 million for the three months ended June 30, 1999, from $1.9 million for the three months ended June 30, 1998. Research and development expenses as a percentage of revenue totaled 45% for the three months ended June 30, 1999 and 21% for the three months ended June 30, 1998. The increase as a percentage of sales is directly attributable to the reduction in sales volume associated with the LightSheer(TM) diode laser manufactured by Star while the Company continued to increase the overall spending on research and development. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Among the Company's research and development goals in hair removal is to design systems permitting more rapid treatment of large areas, and to produce systems with high gross margins. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. The Company has recently entered into an amendment to its existing Clinical Trial Agreement with Massachusetts General Hospital, pursuant to which it will fund a minimum of $475,000 per year for research in the fields of photo thermal removal/reduction of hair, non-invasive electromagnetic targeting of subcutaneous fat, and treating sebaceous glands and related skin disorders (e.g., acne) using infrared light (except when externally applied chromophores are used), and obtain exclusive license rights in these fields, over the next five years.

         Selling and marketing expenses decreased to $1.6 million (29% of revenues) for the three months ended June 30, 1999, from approximately $3.5 million (39% of revenues) for the three months ended June 30, 1998. The decrease in selling and marketing expenses is directly attributable to the reduction in sales volumes due to the sale of Star to Coherent and related commissions paid to Coherent as the former exclusive distributor for the LightSheer(TM) diode laser manufactured by Star.

         General and administrative expenses decreased to $1.5 million (27% of revenues) for the three months ended June 30, 1999, as compared to $2.4 million (26% of revenues) for the three months ended June 30, 1998. This decrease for the three months ended June 30, 1999 is attributable to the Company's restructuring and consolidation of administrative functions related to the Company's Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc.) and Palomar Medical Products, Inc. subsidiaries and general corporate costs that resulted in respective reductions of approximately $300,000, $150,000 and $475,000 compared to the three months ended June 30, 1998 offset by an additional $25,000 incurred for general and administrative expenses at the Company's Star subsidiary. The Company anticipates general and administrative expense will decrease slightly in the future as a result of the Star sale, although it expects such expenses to increase as a percentage of revenues as revenues decline in the near term as the result of the Star sale.

         Costs related to solicitation of proxies in connection with the Company's 1999 Annual Meeting of Stockholders were $625,000 for the three months ended June 30,1999 due to a proxy contest launched by a dissident shareholder.

         Settlement costs were $750,000 for the three months ended June 30, 1999 and are attributable to various lawsuits and other claims made against the Company.

         Gain from the sale of a subsidiary was $47.1 million for the three months ended June 30, 1999. This amount represents the gain from the sale of Star to Coherent, which was completed on April 27, 1999.

         Redemption expense was $6.2 million for the three months ended June 30, 1999. This amount reflects a redemption expense of $6.2 million as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss Franc denominated subordinated convertible debentures originally totaling $8.2 million, due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of approximately $6.7 million to the European banks, of which $1.4 million was paid as of June

30, 1999 and an additional $3 million was paid during July 1999. The balance of $2.3 million is due 2001. Accordingly the Company has recorded a charge to operations of approximately $6.2 million. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

         Interest expense decreased to $193,000 for the three months ended June 30, 1999, from $409,000 for the three months ended June 30, 1998. This 53% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1999 as compared to 1998. As a result of the sale of Star, which generated $49.7 million in cash, the Company anticipates that interest expense will decline significantly because it utilized a portion of these proceeds to pay down substantially all of its outstanding debt during the second quarter of 1999.

         Interest income increased to approximately $402,000 for the three months ended June 30, 1999. This amount represents interest earned on the balance of the funds received from the sale of Star which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

         Other income (expense) increased to approximately $257,000 for the three months ended June 30, 1999. This amount compares to approximately $(9,000) for the three months ended June 30, 1998. Other income for the three months ended June 30, 1999 consisted of $134,000 of a foreign currency gain related to the Swiss Franc denominated convertible debentures and other non-operating income of $123,000.

         The loss from discontinued operations for the three months ended June 30, 1999 was $435,000, compared to a loss of $2.6 million for the three months ended June 30, 1998. The $435,000 loss from discontinued operations incurred during 1999 was related to a settlement related to the operations of Dynaco.

         (iii) REVENUES AND GROSS PROFIT: SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         For  the six  months  ended  June  30,  1999,  the  Company's  revenues increased to $19.0 million, as compared to $16.2 million for the six months ended June 30, 1998. The increase in the Company's revenues of $2.8 million, or 18% from the six months ended June 30, 1998, was mainly due to additional sales volume of $5.5 million associated with the introduction of the LightSheer(TM) diode laser, partially offset by a decrease in revenue of approximately $2.7 million in other cosmetic laser product revenue. The Company obtained FDA clearance to market and sell its LightSheer(TM) laser for hair removal and leg vein treatment in the United States at the end of 1997. The decrease in sales volume associated with other cosmetic laser product revenue was principally due to declining sales of the Company's EpiLaser(R) ruby laser. Palomar introduced its second generation long pulse ruby laser for hair removal, the Palomar
E2000TM, during the first quarter of 1999. In March of 1999, the Company obtained FDA clearance to market and sell its Palomar E2000TM laser system in the United States for "permanent hair reduction." The Company generated revenues of approximately $1.5 million on the Palomar E2000TM during the first six months of 1999.

         Gross profit for the six months ended June 30, 1999 was approximately $9.8 million (52% of revenues) compared to $5.0 million (31% of revenues) for the six months ended June 30, 1998. The increase in gross profit and gross profit percentage was due to sales of the LightSheer(TM) diode laser system. This laser system provided a significantly higher gross profit than the Company's EpiLaser(R) hair removal system and other cosmetic products. The Company anticipates that its gross profit percentage from sales of the Palomar E2000TM will be significantly less than the gross profit from its former LightSheer(TM) product, unless and until the Palomar E2000TM achieves volume production and further manufacturing efficiencies, and overcomes product introduction issues.

         (iv) OPERATING AND OTHER EXPENSES: SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Research and development costs increased to $4.6 million for the six months ended June 30, 1999, from $4.1 million for the six months ended June 30, 1998. Research and development expenses as a percentage of revenue totaled 24% for the six months ended June 30, 1999 and 25% for the six months ended June 30, 1998. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Among the Company's research and development goals in hair removal is to design systems permitting more rapid treatment of large areas, and to produce systems with high gross margins. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. The Company has recently entered into an amendment to its existing Clinical Trial Agreement with Massachusetts General Hospital, pursuant to which it will fund a minimum of $475,000 per year for research in the fields of photo thermal removal or reduction of hair, non-invasive electromagnetic targeting of subcutaneous fat, and treating sebaceous glands and related skin disorders (e.g., acne) using infrared light (except when externally applied chromophores are used), and obtain exclusive license rights in these fields over the next five years. However, research and development as a percentage of revenues will increase until the Company achieves higher sales volume from its recently introduced Palomar E2000TM laser system.

         Selling and marketing expenses decreased to $5.7 million (30% of revenues) for the six months ended June 30, 1999, from approximately $6.0 million (37% of revenues) for the six months ended June 30, 1998. The decrease in selling and marketing expenses as a percentage of revenues is a result of the Company's introduction of its Palomar E2000(TM) laser system during the first quarter of 1999, which is being sold through new distribution channels. These new distribution channels include direct sales by the Company and distribution though Continuum Biomedical, a distributor of medical products, and the associated selling and marketing expenses have to date been less than the commission earned by Coherent, the Company's previous distributor. The Company also will consider establishing its own direct sales force to compliment these sales channels. The Company anticipates that, in comparison to the commission previously paid to Coherent as a percentage of net revenues, its future selling and marketing costs as a percentage of net revenues will decrease. The Company will also consider selling entire product lines and/or technology to others, as in the case of the sale of Star to Coherent.

         General and administrative expenses decreased to $3.2 million (17% of revenues) for the six months ended June 30, 1999, as compared to $5.2 million (32% of revenues) for the six months ended June 30, 1998. This decrease for the six months ended June 30, 1999 is attributable to the Company's restructuring and consolidation of administrative functions related to the Company's Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc.) and Palomar Medical Products, Inc. subsidiaries and general corporate costs that resulted in respective reductions of approximately $730,000, $450,000 and $2,300,000 compared to the three months ended June 30, 1998. An additional $1,480,000 was incurred for general and administrative expenses at the Company's Star subsidiary. The Company anticipates general and administrative expense will decrease slightly in the future as a result of the Star sale, although it expects such expenses to increase as a percentage of revenues as sales decline in the near term as the result of the Star sale.

         Cost related to solicitation of proxies in connection with the Company's 1999 Annual Meeting of Stockholders were $625,000 for the six months ended June 30,1999 due to a proxy contest launched by a dissident shareholder.

         Settlement costs were $750,000 for the six months ended June 30, 1999 and are attributable to various lawsuits and other claims against the Company.

         Gain from the sale of a subsidiary was $47.1 million for the six months ended June 30, 1999 due to the Company completing the sale of Star on April 27, 1999.

         Redemption expense was $6.2 million for the six months ended June 30, 1999. This amount reflects a redemption expense of $6.2 million as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss Franc denominated subordinated convertible debentures originally totaling $8.2 million, due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of approximately $6.7 million to the European banks, of which $1.4 million has been paid as of June 30, 1999 and an additional $3 million was paid during July 1999. The balance of $2.3 million is due 2001. Accordingly the Company has recorded a charge to operations of approximately $6.2 million. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

         Interest expense decreased to $364,000 for the six months ended June 30, 1999, from $829,000 for the six months ended June 30, 1998. This 56% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1999 as compared to 1998. As a result of the sale of Star, which generated $49.7 million in cash, the Company anticipates that interest expense will decline significantly because it utilized a portion of these proceeds to pay down substantially all of its outstanding debt during the second quarter of 1999.

         Interest income increased to approximately $407,000 for the six months ended June 30, 1999. This amount represents interest earned on the balance of the funds received from the sale of Star which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

         Other income decreased to $280,000 for the six months ended June 30, 1999. This amount compares to $325,000 for the six months ended June 30, 1998.

         The loss from discontinued operations for the six months ended June 30, 1999 was $435,000, compared to a loss of $2.6 million for the six months ended June 30, 1998. The $435,000 loss from discontinued operations incurred during 1999 was related to a settlement related to the operations of Dynaco.

(C)      LIQUIDITY AND CAPITAL RESOURCES

         On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization with Coherent to sell all of the issued and outstanding common stock of Star. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the shareholders of Star in proportion to their holdings of capital stock of Star. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999, and on April 27, 1999, Palomar completed the sale of Star to Coherent. On the date of the sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,908 is being held in escrow for one year as security for any claims which Coherent may have under the Agreement. In addition, under the terms of the Agreement, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital.

         The Company utilized a portion of the proceeds of the Star sale to pay down substantially all of its debt during the second quarter of 1999. The balance of the funds will be invested in high-grade corporate and governmental notes and bonds to fund future operations and research and development efforts. Accordingly, the Company will generate additional interest income for the foreseeable future.

         The Company is a holding company with no significant operations. Operations are carried out at the subsidiary level. The majority of the operations are research and development. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations. As of June 30, 1999, the Company had $35.3 million in cash, cash equivalents and marketable securities. With the proceeds from the Star sale, the Company has a strong financial position to meet its ongoing cash flow requirements and fund expected operating losses at its subsidiaries in the near term.

         During the three months ended June 30, 1999, the Company agreed to pay a total of approximately $6.7 million to the European banks that had held 4.5% convertible debentures totaling $8.2 million due in 2003, under a settlement agreement. The Company paid $1.4 million a of June 30, 1999 and an additional $3.1 million was paid during July 1999. The balance of $2.2 million is due 2001.

         During the three months ended June 30, 1999, the Company entered into a 10 year lease agreement for its operating facilities. The annual commitment under this agreement is approximately $890,000 for the first five years of the agreement and $980,000 thereafter.

         In July 1999, the Company entered into an amendment to extend its exclusive research agreement with Massachusetts General Hospital for another five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the use of laser to remove fat and treat acne. Under the terms of this agreement, the Company is obligated to pay MGH $475,000 for clinical research on an annual basis during the term of this extension.

         As of June 30, 1999, the Company's accounts receivable totaled $2.4 million, as compared to $9.9 million as of December 31, 1998. This reduction was due principally to the sale of Star to Coherent on April 27, 1999. The Company's allowance for doubtful accounts totaled approximately $400,000 as of June 30, 1999, compared to $364,000 as of December 31, 1998.

         As of June 30, 1999, accounts payable totaled approximately $581,000 as compared to $6.6 million as of December 31, 1998. This decrease is principally due to paying down debt with money received from the sale of Star and timing of additional purchases of inventory for the manufacture of the Palomar E2000(TM) laser systems.

         The Company anticipates that capital expenditures for the remainder of 1999 will total approximately $500,000, consisting primarily of machinery, equipment and computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines.

         The Company had a $10,000,000 revolving line of credit from a bank. A director of the Company personally guaranteed borrowings under the line of credit. The Company borrowed an additional $500,000 during April of 1999. The Company repaid all amounts outstanding under this line of credit ($1,500,000) on April 27, 1999 and subsequently cancelled this line of credit.

         The Company entered into a Loan Agreement with Coherent pursuant to which Coherent agreed to loan the Company money to help finance the Company's working capital requirements. These loans were collateralized by Star's inventory. Coherent assumed the $4.8 million of debt in connection with its purchase of all of the issued and outstanding common stock of Star on April 27, 1999. See Note 8(e).

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

         o        Ownership (creating awareness, assigning tasks)

         o        Inventory (listing items to be assessed for Y2K readiness)

         o Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, developing initial contingency plans)

         o Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans)

         At June 30, 1999, the Ownership, Inventory and Assessment steps were essentially complete for all program areas.

                  COSTS TO ADDRESS Y2K ISSUES:

         The Company's estimated aggregate costs for its Y2K activities from 1998 through 2000 are expected to be less than $100,000. Through June 30, 1999 the Company has spent approximately $60,000.

                  RISKS OF Y2K ISSUES AND CONTINGENCY PLANS:

         The Company continues to assess the Year 2000 issues relating to its physical plant, products and suppliers. The Company intends to develop a contingency planning process to mitigate worst-case business disruptions, such as delays in product delivery, which could result from events such as supply chain disruptions.

                                  RISK FACTORS

         In addition to the other information in this Quarterly Report on Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts (including, without limitation, statements concerning financial projections, the financing of future operations, product gross margins, product developments and improvements, research and development plans and expenditures and Y2K issues) and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) releases by the SEC. The risk factors identified below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

OUR FUTURE REVENUE DEPENDS ON OUR DEVELOPING NEW PRODUCTS.

         We face rapidly changing technology and continuing improvements in cosmetic laser technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, to enhance existing products, and to achieve market acceptance for such products. We have in the past experienced delays in developing new products and enhancing existing products. As a result of the sale of Star to Coherent, our future revenue will be entirely dependent on sales of newly introduced products. Although we have recently introduced a new hair removal laser, it may not achieve market acceptance or generate sufficient margins. In addition, the market for this type of hair removal laser may already be saturated. At present, broad market acceptance of laser hair removal is critical to our success. We intend to diversify our product line by developing cosmetic laser products other than hair removal lasers.

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

WE COULD BE DELISTED FROM NASDAQ.

         For continued listing on the Nasdaq SmallCap Market, a company must maintain a minimum bid price of $1.00 per share. In March of this year, Nasdaq held a hearing regarding our continued listing on The Nasdaq SmallCap Market in light of the fact that our common stock had traded below the $1.00 minimum bid price requirement for longer than 30 trading days. As a result of our reverse stock split, we regained compliance with the minimum bid price requirement before that date, and are now in compliance with all of Nasdaq's requirements for continued listing on The Nasdaq SmallCap Market. However, there can be no assurance that we will remain in compliance with Nasdaq's criteria for continued listing or that we will remain listed on Nasdaq. The delisting of our common stock would likely reduce the liquidity of our common stock and our ability to raise capital. If our common stock is delisted from The Nasdaq SmallCap Market, it will likely be quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. or Nasdaq's OTC Bulletin Board. These listings can make trading more difficult for stockholders.

OUR LASERS ARE SUBJECT TO NUMEROUS FDA REGULATIONS. COMPLIANCE IS EXPENSIVE AND TIME-CONSUMING. OUR NEW PRODUCTS MAY NOT BE ABLE TO OBTAIN THE NECESSARY FDA CLEARANCES BEFORE WE CAN SELL THEM.

         All of our products are laser medical devices. Laser medical devices are subject to FDA regulations regulating clinical testing, manufacturing, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, we must obtain clearance from the FDA. Compliance with the FDA clearance process is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all.

WE ARE DEPENDENT ON THIRD PARTY RESEARCHERS.

         We are substantially dependent upon third party researchers, over whom we do not have absolute control, to satisfactorily conduct and complete research on our behalf and to grant us favorable licensing terms for products which they may develop. At present, our principal research partner is the Wellman Laboratories of Photomedicine at Massachusetts General Hospital. We provide research funding, laser technology and optics know-how in return for licensing agreements with respect to specific medical applications and patents. Our success will be highly dependent upon the results of this research. We cannot be sure that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

OUR COMMON STOCK COULD BE FURTHER DILUTED AS THE RESULT OF OUTSTANDING CONVERTIBLE SECURITIES, WARRANTS AND OPTIONS.

         In the past, we have issued convertible securities, such as debentures and preferred stock, and warrants in order to raise money. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. These outstanding convertible securities, options and warrants could affect the rights of our stockholders, and could adversely affect the market price of our common stock.

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

OUR  CHARTER  DOCUMENTS  AND  DELAWARE  LAW MAY  DISCOURAGE  POTENTIAL  TAKEOVER
ATTEMPTS.

         Our Second Restated Certificate of Incorporation and our By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to the Secretary of the Company advance notice of business to be brought by such stockholder before any annual or special meeting of stockholders as well as certain information regarding such business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. These provisions could delay any stockholder actions that are favored by the holders of a majority of the outstanding stock of the Company until the next stockholders' meeting. In addition, the Board of Directors is authorized to issue shares of common stock and preferred stock which, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

         The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices.

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

WE FACE RISKS ASSOCIATED WITH PENDING LITIGATION.

         We are involved in disputes with third parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. An adverse result in the MEHL patent litigation or the VARLJEN litigation (all described in detail in Part II, Item 1) could have a material adverse effect on our business, financial condition and results of operations. We are unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. These matters may result in diversion of management time and effort from the operations of the business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

         On March 7, 1997, Selvac Acquisition Corp. ("Selvac"), a subsidiary of Mehl Biophile International, Inc. ("Mehl"), filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleged that the Company's EpiLaser(R) ruby laser hair removal system infringed a patent licensed to Selvac (the "Selvac Patent") and that the Company unfairly competed by promoting the EpiLaser(R) ruby laser hair removal system for hair removal before it had received FDA clearance for that specific application. On May 18, 1998 the court granted the Company's motion for partial summary judgment on the ground that the Selvac patent is invalid because prior art anticipated it. The court later denied Selvac's motion for reconsideration of the summary judgment ruling. On September 25, 1998, the court denied Selvac's motion for reconsideration of its prior order dismissing so much of Selvac's unfair competition claim as relied on interpreting the Food, Drug and Cosmetics Act or FDA regulations, and dismissed without prejudice the state law remainder of Selvac's unfair competition claim. On October 26, 1998, Selvac filed its notice of appeal with the Court of Appeals for the Federal Circuit. Selvac subsequently filed its opening brief on appeal; the Company filed its opposition and Selvac its reply. The Federal Circuit heard oral argument on August 5, 1999. The Company is unable to express an opinion as to the likely outcome of Selvac's appeal. The Federal Circuit will probably issue its opinion this year.

         On October 16, 1997, the Company brought a declaratory judgment action in U.S. District Court for the District of Massachusetts against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). The defendants in this action were Banque SCS Alliance SA, Arbuthnot Fund Managers, Ltd., Banca Commerciale Lugano, Privatinvest Bank AG (these four defendants being referred to collectively as the "Asserting Holders"), CUF Finance S.A., Fibi Bank (Schweiz) AG, Teawood Nominees, Ltd., JS Gadd & CIE SA, Swedbank (Luxembourg) SA, Christiana Bank Luxembourg SA (now know as Credit Agricole Indosuez), Landatina Financiera SA and American Stock Transfer & Trust Co., as trustee ("Trustee"). Just prior to this suit, the Asserting Holders had alleged that the Company was in breach of certain protective covenants under the indenture, and on October 22, 1997 they sued the Company and all of its principal subsidiaries in the same court; the October 16 and October 22 cases were assigned to the same judge, and the dispute between the Asserting Holders and the Company was proceeding under the October 22 case. The Asserting Holders claimed that the Company had breached certain protective indenture covenants and that the Asserting Holders are entitled to immediate payment of their indebtedness under the Swiss Franc Debentures. (The total disputed indebtedness is approximately $6.2 million at current exchange rates; the Asserting Holders' portion of the total is approximately $5.6 million.) As of November 13, 1997, acting under applicable provisions of the indenture, the Company notified the holders of the Swiss Franc Debentures that it was causing the conversion of all of the Swiss Franc Debentures into an aggregate of 135,575 shares of the Company's common stock. Palomar filed a motion for summary judgment, asserting that its conversion of the debentures into Palomar common stock deprived the plaintiffs of standing to bring a claim. That motion was denied without prejudice, and the court also denied the plaintiffs' motion for summary judgment. By mutual agreement, the Asserting Holders and the Company have dismissed the case. The parties have resolved the dispute by restructuring the debentures (whereby Palomar prepays approximately two-thirds of the total indebtedness, or about $4.2 million, withdraws its forced conversion, and repays on a modified schedule the original debt). (See Note 8(b) of Notes to Consolidated Financial Statements.)

         On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled VARLJEN V. H.J. MEYERS, INC., ET. AL. to join the Company, its former chief executive officer and current chief financial officer as defendants. On March 17, 1999, the Second Amended Class Action Complaint ("Complaint") in VARLJEN was served upon the Company and its current chief financial officer. The Complaint alleges that the Company and the former and current officer violated the federal securities laws in various public disclosures that the Company made directly and indirectly during the period from February 1, 1996 to March 26, 1997. In particular, the Complaint alleges that Palomar and the former and current officer misrepresented the Company's future prospects, including earnings projections and expected shares outstanding, through their direct disclosures and through disclosures made by securities analysts and other third parties. The Company and the former and current officer filed a motion to dismiss the complaint, asserting all claims are barred by the statute of limitations, that the complaint does not meet federal pleading requirements, and that it fails to state a securities claim. The Company and the former and current officer have also filed a motion to transfer the case to the District of Massachusetts. On August 6, 1999, the District Court denied the Company's motion to dismiss, and scheduled a case conference for April 28, 2000. The case is in its earliest stages, and the Company cannot predict its outcome.

         On July 20 1999, The Monterey Stockholders Group LLC ("Monterey") filed a complaint for declaratory judgment and for damages in the United States District Court for the District of Delaware against the Company. The complaint alleges that the Company and its directors violated the federal securities laws in various public disclosures that the Company made in the spring of 1999. The complaint alleges Palomar failed to disclose that it intended to include 3.25 million escrowed shares in the vote at its annual meeting when such shares were allegedly non-voting and not outstanding. Monterey seeks, among other forms of relief, a declaration that no quorum was present in person or by proxy at the Company's annual meeting. Palomar's answer to the complaint is at present due on September 8, 1999. The case is in its earliest stages, and the Company cannot predict its outcome.

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

ITEM 2.  CHANGES IN SECURITIES.

         During the quarter ended June 30, 1999, the following securities were redeemed by the Company for the dollar amount indicated:

                                                                                   Redemption
    Type of Security                           Number of Shares                       Amount
    ----------------                           ----------------                    -----------

    Preferred Stock Series G                         403                             $557,635
    Preferred Stock Series H                         250                             $344,761

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The following table sets forth a brief description of each matter voted upon and the number of votes cast for or against, as well as the number of abstentions, as to each such matter, at the Company's Special Meeting of Stockholders held on April 21, 1999.

                                                                 Votes          Votes
                               Matter                             For          Against      Abstentions
         --------------------------------------------------- -------------- -------------- ---------------
         Agreement and Plan of Reorganization providing       42,098,052      1,378,650       399,505
         for sale of Palomar's Star subsidiary to Coherent
         --------------------------------------------------- -------------- -------------- ---------------
         Plan of recapitalization resulting in                58,323,039      4,810,396       609,002
         one-for-seven reverse split of Palomar's common
         stock
         --------------------------------------------------- -------------- -------------- ---------------

         The following table sets forth a brief description of each matter voted upon and the number of votes cast for or against, as well as the number of abstentions and broker non-votes, as to each such matter, at the Company's Annual Meeting of Stockholders held on June 23, 1999, at which Messrs. Valente, Martin, Pappalardo, and Economou were elected as directors..

                                                                 Votes          Votes
                               Matter                             For          Against      Abstentions
         --------------------------------------------------- -------------- -------------- ---------------

         Ratification of selection of Arthur Andersen LLP       38,235,369        456,309         243,563
         as the Company's auditors
         --------------------------------------------------- -------------- -------------- ---------------
         Election of Directors:

         MANAGEMENT NOMINEES:
         --------------------------------------------------- -------------- -------------- ---------------
                  Louis P. Valente                              28,386,054        822,362               -
         --------------------------------------------------- -------------- -------------- ---------------
                  James G. Martin                               28,403,209        805,207               -
         --------------------------------------------------- -------------- -------------- ---------------
                  A. Neil Pappalardo                            28,402,059        806,357               -
         --------------------------------------------------- -------------- -------------- ---------------
                  Nicholas P. Economou                          28,396,609        811,807               -
         --------------------------------------------------- -------------- -------------- ---------------
         OPPOSITION NOMINEES:
         --------------------------------------------------- -------------- -------------- ---------------
                  Mark T. Smith                                  9,553,994        172,831               -
         --------------------------------------------------- -------------- -------------- ---------------
                  George F. Murphy                               9,546,294        180,531               -
         --------------------------------------------------- -------------- -------------- ---------------
                  Jay Delahanty                                  9,546,294        180,531               -
         --------------------------------------------------- -------------- -------------- ---------------
                  Michel D. Marks                                9,546,294        180,531               -
         --------------------------------------------------- -------------- -------------- ---------------

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

         2.1*     By-laws, as amended.

         4.1      Second Amended 1991 Stock Option Plan.

         4.2      Second Amended 1993 Stock Option Plan.

         4.3      Second Amended 1995 Stock Option Plan.

         4.4      Second Amended 1996 Stock Option Plan.

         4.5      Third Amended 1996 Employee Stock Purchase Plan.

         4.6** Rights Agreement dated as of April 20, 1999, between Palomar Medical Technologies, Inc. and American Stock Transfer and Trust Company, as Rights Agent.

         4.7** Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Palomar Medical Technologies, Inc. (which is attached as Exhibit A to the Rights Agreement,
                  Exhibit 4.6 hereto).

         4.8** Form of Rights Certificate (which is attached as Exhibit B to the Rights Agreement, Exhibit 4.6 hereto).

         10.1 Amendment No. 1 to Key Employment Agreement between the Company and Louis P. Valente dated May 15, 1999.

         10.2 Amendment No. 1 to Employment Agreement between the Company and Michael Smotrich dated May 15, 1999.

         10.3 Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated June 30, 1999.

         10.4 Commercial Lease between the Company and CRES Development Company, Inc., dated June 17, 1999.

         27.1     Financial Data Statement for the period ended June 30, 1999.

* Previously filed as an exhibit to Form 10-K for the period ended December 31, 1996, and incorporated herein by reference.

** Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference. (B) REPORTS ON FORM 8-K.

                  Form 8-K filed on April 21, 1999.

                  Form 8-K filed on May 10, 1999.


                  Form 8-K filed on June 29, 1999.

                  Form 8-K filed on July 1, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Lexington in the Commonwealth of Massachusetts on August 16, 1999.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                         (Registrant)

DATE:  August 16, 1999                        By:  /s/ Louis P. Valente
                                                 -------------------------------
                                                    Louis P. Valente
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)



DATE:  August 16, 1999                        By:  /s/ Joseph P. Caruso
                                                 -------------------------------
                                                  Joseph P. Caruso
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Principal Financial Officer
                                                  and Principal
                                                  Accounting Officer)