Form 10-Q
period 1999-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 1999-11-15
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340

                       PALOMAR MEDICAL TECHNOLOGIES, INC.
               (Exact name of issuer as specified in its charter)

                            Delaware                                                      04-3128178
------------------------------------------------------------------       ---------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


              82 Cambridge Street, Burlington, Massachusetts 01803
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (781) 993-2300
                ------------------------------------------------
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

         As of October 31, 1999, 10,081,978 shares of common stock, $.01 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                    --      --

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


PART I  - FINANCIAL INFORMATION

         ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           Consolidated Condensed Balance Sheets                                                1

                           Consolidated Statements of Operations                                                2

                           Consolidated Statements of Stockholders' (Deficit) Equity                            3

                           Consolidated Statements of Cash Flows                                                4

                           Notes to Consolidated Financial Statements                                           5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                          13

                  RISK FACTORS                                                                                 19

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                            22

PART II - OTHER INFORMATION                                                                                    23

         ITEM 1.  LEGAL PROCEEDINGS                                                                            23

         ITEM 2.  CHANGES IN SECURITIES                                                                        23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                              24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                                              24
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                                                            24

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             25

SIGNATURES                                                                                                     26

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited).
         ---------------------------------------------

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                                                                      December 31,        September 30,
                                                                                          1998                 1999
                                                                                    -----------------    -----------------
ASSETS

Current Assets:
        Cash and cash equivalents                                                         $1,874,718           $8,557,690
        Available-for-sale investments, at market value                                            -           20,517,171
        Accounts receivable, net                                                           9,938,121            2,231,757
        Inventories                                                                        5,416,342            4,131,854
        Other current assets                                                               1,056,388            4,268,168
                                                                                    -----------------    -----------------
             Total current assets                                                         18,285,569           39,706,640
                                                                                    -----------------    -----------------

Property and Equipment, at Cost, Net                                                       3,314,087            1,311,569
                                                                                    -----------------    -----------------

Other Assets:
        Cost in excess of net assets acquired, net                                         1,699,983              694,131
        Deferred financing costs                                                              58,923                    -
        Other non-current assets                                                             167,352              198,155
                                                                                    -----------------    -----------------
             Total other assets                                                            1,926,258              892,286
                                                                                    -----------------    -----------------
                                                                                         $23,525,914          $41,910,495
                                                                                    =================    =================
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
        Current portion of long-term debt                                                 $6,290,041             $      -
        Accounts payable                                                                   6,553,745            1,442,742
        Accrued liabilities                                                               10,301,624           10,401,160
        Current portion of deferred revenue                                                1,143,796            1,249,668
        Deferred gain                                                                              -            3,139,556
                                                                                    -----------------    -----------------
             Total current liabilities                                                    24,289,206           16,233,126
                                                                                    -----------------    -----------------

Net Liabilities of Discontinued Operations                                                 1,680,171                    -
                                                                                    -----------------    -----------------

Long-Term Debt, Net of Current Portion                                                     3,150,000            2,744,016
                                                                                    -----------------    -----------------

Deferred Revenue, Net of Current Portion                                                     870,000                    -
                                                                                    -----------------    -----------------

Stockholders' (Deficit) Equity:
        Preferred stock, $.01 par value-
             Authorized - 1,500,000 shares
             Issued and outstanding -
                     6,993 shares and 6,000 shares
                     at December 31, 1998 and September 30, 1999, respectively                    69                   60
        Common stock, $.01 par value-
             Authorized - 45,000,000 shares
             Issued - 10,074,864 shares and 11,034,493 shares
                      at December 31, 1998 and September 30, 1999, respectively              100,747              110,345
        Additional paid-in capital                                                       161,337,926          162,374,263
        Accumulated deficit                                                             (166,263,346)        (135,893,496)
        Unrealized loss on available-for-sale investments                                          -             (56,768)

        Less: Treasury stock - 49,285 and 956,596 shares at cost
             at December 31, 1998 and September 30, 1999, respectively                    (1,638,859)          (3,601,051)
                                                                                    -----------------    -----------------
             Total stockholders' (deficit) equity                                         (6,463,463)          22,933,353
                                                                                    -----------------    -----------------

                                                                                         $23,525,914          $41,910,495
                                                                                    =================    =================


                  The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                            1998             1999               1998               1999
                                                       ---------------  ----------------   ----------------   ---------------

Product revenues                                         $ 13,810,307      $  1,716,517      $  29,968,108      $ 20,074,303
Royalty revenues                                                    -         1,206,823                  -         1,856,823
                                                       ---------------  ----------------   ----------------   ---------------
        TOTAL REVENUES                                     13,810,307         2,923,340         29,968,108        21,931,126

Cost of product revenues                                    5,721,860         2,044,485         16,870,561        10,991,486
Cost of royalty revenues                                            -           482,729                  -           742,749
                                                       ---------------  ----------------   ----------------   ---------------
        TOTAL COST OF REVENUES                              5,721,860         2,527,214         16,870,561        11,734,235
                                                       ---------------  ----------------   ----------------   ---------------

        Gross margin                                        8,088,447           396,126         13,097,547        10,196,891
                                                       ---------------  ----------------   ----------------   ---------------

OPERATING EXPENSES (INCOME)
        Research and development                            1,544,543         1,642,140          5,653,066         6,272,869
        Sales and marketing                                 4,438,962           590,188         10,468,847         6,307,410
        General and administrative                          1,777,036         1,041,677          6,980,037         4,199,309
        Costs incurred for proxy contest                            -                 -                  -           624,627
        Settlement costs                                            -                 -                  -           750,000
        Gain from sale of subsidiary (Note 1)                       -                 -                  -       (47,090,876)
                                                       ---------------  ----------------   ----------------   ---------------
              Total operating expenses (income)             7,760,541         3,274,005         23,101,950       (28,936,661)
                                                       ---------------  ----------------   ----------------   ---------------
              (Loss) Income from operations                   327,906        (2,877,879)       (10,004,403)       39,133,552

Swiss Franc Redemption (Note 8)                                     -                 -                  -        (6,167,369)
Interest Income                                                     -           469,984             29,544           877,618
Interest Expense                                             (184,295)         (182,257)        (1,013,630)         (546,173)
Other Income (Expense), net                                   396,272            (8,148)           721,237           271,489
                                                       ---------------  ----------------   ----------------   ---------------
              (Loss) Income from Continuing
              Operations Before Provision for
              Income Taxes                                    539,883        (2,598,300)       (10,267,252)        33,569,117

Provision for Income Taxes                                          -                 -                  -          2,500,000
                                                       ---------------  ----------------   ----------------   ---------------
              (Loss) Income from Continuing Operations        539,883        (2,598,300)       (10,267,252)        31,069,117

Loss from Discontinued Operations (Note 10)

              Loss from operations                                  -                 -         (1,090,885)         (435,000)
              Loss on disposal                                      -                 -         (1,533,295)                -
                                                       ---------------  ----------------   ----------------   ---------------
              Net Loss from Discontinued Operations                 -                 -         (2,624,180)         (435,000)
                                                       ---------------  ----------------   ----------------   ---------------
              Net (Loss) Income                              $539,883       $(2,598,300)      $(12,891,432)      $30,634,117
                                                       ===============  ================   ================   ===============
Basic Net (Loss) Income Per Share:
        Continuing operations                              $     0.07      $      (0.27)      $      (1.33)       $     3.02
        Discontinued operations                                     -                 -              (0.28)            (0.04)
                                                       ---------------  ----------------   ----------------   ---------------
              Total Basic Net (Loss) Income Per Share      $     0.07      $      (0.27)       $     (1.61)       $     2.98
                                                       ===============  ================   ================   ===============

Basic Weighted Average Number of Shares                     9,606,956        10,087,905          8,697,187        10,188,306
                                                       ===============  ================   ================   ===============

Diluted Net (Loss) Income Per Share:
        Continuing operations                              $     0.07      $      (0.27)       $     (1.33)        $    2.85
        Discontinued operations                                     -                 -              (0.28)            (0.04)
                                                       ---------------  ----------------   ----------------   ---------------
              Total Diluted Net (Loss) Income Per
              Share                                        $     0.07      $      (0.27)       $     (1.61)        $    2.81
                                                       ===============  ================   ================   ===============

Diluted Weighted Average Number of Shares                   9,606,956        10,087,905          8,697,187        10,957,857
                                                       ===============  ================   ================   ===============

                  The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Unaudited)


                                                           Preferred Stock            Common Stock               Treasury Stock
                                                        ---------------------------------------------------------------------------
                                                         Number      $0.01          Number        $0.01       Number
                                                           of       Par Value      of Shares    Par Value       of
                                                         Shares                                               Shares     Cost
                                                        ---------------------------------------------------------------------------

Balance, December 31, 1998
                                                          6,993           $69      10,074,864    $100,747    (49,285)  ($1,638,859)
     Issuance of common stock for 1998 employer 401(k)
          matching contribution                               -             -          32,561         326          -             -
     Conversion of preferred stock                         (340)           (3)         74,905         749          -             -
     Conversion of convertible debentures                     -             -         377,760       3,778          -             -
     Redemption of preferred stock                         (653)           (6)              -           -          -             -
     Redemption of common stock related to Swiss Franc
          denominated convertible debentures                  -             -               -           -   (130,576)     (575,348)
     Purchase of treasury stock                               -             -               -           -   (312,450)   (1,382,202)
     Issuance of common stock for  Employee Stock
          Purchase Plan                                       -             -          10,118         103          -             -
     Issuance of escrow shares to treasury                    -             -         464,285       4,642   (464,285)       (4,642)
     Costs incurred related to the issuance of common
          stock                                               -             -               -           -          -             -
     Unrealized loss on available-for-sale investments        -             -               -           -          -             -
     Preferred stock dividends                                -             -               -           -          -             -
     Net  income                                              -             -               -           -          -             -
                                                        ===========================================================================
Balance, September 30, 1999                               6,000           $60      11,034,493    $110,345   (956,596)  ($3,601,051)
                                                        ===========================================================================



                                                         Additional                       Unrealized Loss               Total
                                                          Paid-in       Accumulated             on                    Stockholders'
                                                          Capital         Deficit        Available-for-Sale        (Deficit) Equity
                                                                                           Investments
                                                        ---------------------------------------------------------------------------

Balance, December 31, 1998                              $161,337,926 $ ($166,263,346)    $              -           $   (6,463,463)

     Issuance of common stock for 1998 employer 401(k)
          matching contribution                              206,333                -                   -                  206,659
     Conversion of preferred stock                            62,665                -                   -                   63,411
     Conversion of convertible debentures                  1,802,296                -                   -                1,806,074
     Redemption of preferred stock                          (781,381)               -                   -                 (781,387)
     Redemption of common stock related to Swiss Franc
          denominated convertible debentures                       -                -                   -                 (575,348)
     Purchase of treasury stock                                    -                -                   -               (1,382,202)
     Issuance of common stock for  Employee Stock
          Purchase Plan                                       37,424                -                   -                   37,527
     Issuance of escrow shares to treasury                         -                -                   -                        -
     Costs incurred related to the issuance of common
          stock                                             (291,000)               -                   -                 (291,000)
     Unrealized loss on available-for-sale investments             -                -             (56,768)                 (56,768)
     Preferred stock dividends                                     -         (264,267)                  -                 (264,267)
     Net  income                                                   -       30,634,117                   -               30,634,117
                                                        ---------------------------------------------------------------------------
Balance, September 30, 1999                             $162,374,263  $ ($135,893,496)           ($56,768)             $22,933,353
                                                        ===========================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                           1998                     1999
                                                                                    ----------------------   ---------------------
Cash Flows from Operating Activities
     Net (loss) income                                                                 $(12,891,432)            $ 30,634,117
        Less: net loss from discontinued operations                                      (2,624,180)                (435,000)
                                                                                    ----------------------   ---------------------
     Net (loss) from continuing operations                                              (10,267,252)              31,069,117
                                                                                    ----------------------   ---------------------

     Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities -
        Depreciation and amortization                                                     2,189,013                  979,546
        Noncash interest expense related to debt                                            171,000                        -
        Unrealized gain on marketable securities                                           (703,211)                       -
        Unrealized foreign currency exchange loss on foreign debt                                 -                    8,988
        Gain from sale of subsidiary                                                              -              (47,090,876)
        Redemption of common stock held by Swiss Franc debenture holders                          -                6,167,369
        Changes in assets and liabilities, net of effects from sale of subsidiary
           Net sale of marketable trading securities                                      2,484,572                        -
           Accounts receivable                                                           (3,608,624)               2,491,364
           Inventories                                                                      434,925               (1,221,512)
           Other current assets                                                             654,227               (3,033,952)
           Accounts payable                                                                (840,022)              (3,258,003)
           Accrued expenses                                                                 124,140                1,224,728
           Other current liabilities                                                              -                3,139,556
                                                                                                  -                 (764,128)
                                                                                    ----------------------   ---------------------
                 Net cash used in operating activities                                   (9,361,232)             (10,287,803)
                                                                                    ----------------------   ---------------------

Cash Flows from Investing Activities
     Purchases of property and equipment                                                   (308,896)                (144,341)
     Purchases of available-for-sale investments                                                  -              (20,786,767)
     Proceeds from the sale of subsidiary, net of cash on hand                                    -               49,448,023
     Increase in other assets                                                              (470,252)                 (32,803)
     Increase in notes receivable                                                           (86,818)                       -
                                                                                    ----------------------   ---------------------
                 Net cash (used in) provided by investing activities                       (865,966)               28,484,112
                                                                                    ----------------------   ---------------------

Cash Flows from Financing Activities
     Redemption of convertible debentures                                                (2,196,667)                        -
     Net proceeds from the issuance of notes payable and advances from distributor        3,138,439                   750,000
          Proceeds from issuance of common stock                                          9,840,000                         -
     Proceeds from exercise of warrants, stock options
          and Employee Stock Purchase Plan                                                   34,482                    37,527
     Costs incurred related to issuance of common stock                                    (190,000)                 (291,000)
     Payments on line of credit                                                                   -                (1,000,000)
     Payment on Swiss Franc denominated convertible debentures                                    -                (4,441,064)
     Purchase of treasury stock                                                                   -                (1,382,202)
     Payment on note payable                                                                      -                (2,290,041)
     Redemption of preferred stock                                                       (4,120,673)                 (781,387)
                                                                                    ----------------------   ---------------------
                 Net cash (used in) provided by financing activities                       6,505,581               (9,398,167)
                                                                                    ----------------------   ---------------------
Net increase (decrease) in cash and cash equivalents                                      (3,721,617)               8,798,142
Net cash (used in) provided by discontinued operations                                     3,384,003               (2,115,171)
Cash and cash equivalents, beginning of the period                                         3,003,300                1,874,718
                                                                                    ----------------------   ---------------------
Cash and cash equivalents, end of the period                                              $2,665,686               $8,557,689
                                                                                    ======================   =====================

Supplemental Disclosure of Cash Flow Information
      Cash paid for interest                                                            $  1,094,759             $    357,829
                                                                                    ======================   =====================

 Supplemental Disclosure of Noncash Financing and Investing Activities:
      Conversion of convertible debentures and related accrued
         interest, net of financing fees                                                $  6,076,994             $  1,806,074
                                                                                    ======================   =====================

      Conversion of preferred stock                                                     $   598,111              $     63,411
                                                                                    ======================   =====================

      Issuance of common stock for 1998 and 1999 employer 401(k)
         matching contribution                                                          $   254,281              $    206,659
                                                                                    ======================   =====================

      Unrealized loss on available-for-sale investments                                 $         -              $     56,768
                                                                                    ======================   =====================

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

         On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Coherent, Inc. ("Coherent") to sell all of the issued and outstanding common stock of Palomar's former Star Medical Technologies, Inc. subsidiary ("Star"). The Company completed the sale of Star to Coherent on April 27, 1999. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the shareholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,908 is being held in escrow until April 27, 2000 as security for any claims which Coherent may have under the Agreement, resulting in a gain of $47,090,876 or $4.29 diluted earnings per share for the nine months ended September 30, 1999. The Company has deferred gain recognition of approximately $3.1 million of the proceeds from this sale pending the resolution in 2000 of certain commitments and contingencies related to the sale.

         Under the terms of the Agreement the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts
General Hospital. A portion of these royalty proceeds are remitted to Massachusetts General Hospital.

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

2.       CASH AND CASH EQUIVALENTS
         -------------------------

         Cash equivalents consists principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

3.       MARKETABLE SECURITIES
         ---------------------

         The Company's marketable equity securities with maturities greater than 90 days are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders' (deficit) equity. The aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments are as follows:


                                                         Market             Cost              Gross
                                                          Value             Basis        Unrealized Loss
                                                         -------            -----        ---------------

         Corporate and municipal debt securities       $20,517,171       $20,573,939         $56,768
                                                       ===========       ===========         =======

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Available-for-sale investments in the accompanying balance sheet at September 30, 1999 include debt securities of $20,517,171 with contractual maturities of one year or less. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding losses totaling $56,768 on such debt securities were deducted from stockholders' (deficit) equity during nine months ended September 30, 1999.

4.       INVENTORIES
         -----------

         Inventories are stated at lower of cost (first-in, first-out) or market. Work in process and finished goods inventories include material, labor and manufacturing overhead and consist of the following:

                                             December 31,        September 30,
                                                1998                 1999
                                          ------------------   ----------------
           Raw materials                     $2,478,289           $2,227,123
           Work-in-process                    1,330,822            1,200,999
           Finished goods                     1,607,231              703,732
                                          ------------------    ----------------
                                             $5,416,342           $4,131,854
                                          ==================    ================

5.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following:


                                                        December 31,      September 30,
                                                           1998               1999
                                                    ------------------  ----------------
           Machinery and equipment                      $6,022,320       $4,430,480
           Furniture and fixtures                        1,120,450          999,984
           Leasehold improvements                          567,216          134,056
                                                    ------------------  ----------------
                                                         7,709,986        5,564,520
           Less:  Accumulated depreciation
                  and amortization                       4,395,899        4,252,951
                                                    ------------------  ----------------
                                                        $3,314,087       $1,311,569
                                                     =================  ================

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       NET INCOME LOSS PER COMMON SHARE
         --------------------------------

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


                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                           --------------------------  -----------------------------
                                                              1998          1999          1998           1999
                                                           ------------ -------------  -------------- --------------
  Basic weighted average common
    shares outstanding                                      9,606,956     10,087,905     8,697,187     10,188,306

  Potential common shares pursuant to:
    Stock options and warrants                                      -              -             -        167,135
    Convertible preferred stock                                     -              -             -        423,979
    Convertible debentures                                          -              -             -        178,437
                                                           ------------ -------------  -------------- --------------
  Diluted weighted average common
    shares outstanding                                       9,606,956     10,087,905     8,697,187     10,957,857
                                                           ============ =============  ============== ==============


         The Company's net income (loss) per share from continuing operations for the three and nine months ended September 30, 1998 and 1999 is as follows:


                                                        Three Months Ended                        Nine Months Ended
                                                          September 30,                             September 30,
                                              ---------------------------------------   ---------------------------------------
                                                    1998                 1999                 1998                 1999
                                              ------------------   ------------------   ------------------  -------------------
  Net (loss) income from                               $539,883         $(2,598,300)        $(10,267,252)          $31,069,118
       continuing operations
  Preferred stock dividends                            (195,000)            (86,815)           (1,341,435)             (264,267)
                                              ------------------   ------------------   ------------------  -------------------
  Adjusted net (loss) income                           $344,883         $(2,685,115)        $(11,608,687)          $30,804,851
                                              ==================   ==================   ==================  ===================
  Basic net (loss) income per common share
  from continuing operations                              $0.07              $(0.27)              $(1.33)                $3.02
                                              ==================   ==================   ==================  ===================
  Basic weighted average number of shares
  outstanding                                         9,606,956          10,087,905            8,697,187            10,188,306
                                              ==================   ==================   ==================  ===================


         For the three months ended September 30, 1998 and 1999, potential common shares related to, respectively, 4,199,274 and 4,420,021 of outstanding stock options, stock warrants and convertible securities were not included in the diluted weighted average shares outstanding as they were antidilutive. For the nine months ended September 30, 1998 and 1999, potential common shares related to, respectively, 4,199,274 and 3,650,470 of outstanding stock options, stock warrants and convertible securities were not included in the diluted weighted average shares outstanding as they were antidilutive.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TOCONSOLIDATED FINANCIAL STATEMENTS


7.      COMPREHENSIVE (LOSS) INCOME
        ---------------------------

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


                                                Three Months Ended                         Nine Months Ended
                                                   September 30,                             September 30,
                                       --------------------------------------    --------------------------------------
                                             1998                 1999                 1998                1999
                                       -----------------    -----------------    -----------------  -------------------
Net (loss) income from continuing              $539,883         $(2,598,300)        $(10,267,252)          $31,069,117
     operations
Unrealized loss on available-for-sale
     investments                                      -              (2,804)                   -               (56,768)
                                       -----------------    -----------------    -----------------  -------------------
Comprehensive (loss) income from
     continuing operations                     $539,883         $(2,601,104)        $(10,267,252)          $31,012,349
                                       =================    =================    =================  ===================

8.       NOTES PAYABLE
         -------------

         Notes payable consist of the following:

                                                                                   December 31,        September 30,
                                                                                       1998                1999
                                                                                 -----------------   ------------------
  Dollar denominated convertible debentures                                          $2,150,000             $500,000
  Swiss Franc denominated convertible debentures                                              -            2,244,016
  Note payable issued in connection with guaranty on behalf of
       discontinued subsidiary                                                        2,290,041                    -
  Revolving line of credit with a bank                                                1,000,000                    -
  Short-term notes payable to Coherent                                                4,000,000                    -
                                                                                 -----------------   ------------------
                                                                                      9,440,041            2,744,016
  Less - current maturities                                                           6,290,041                    -
                                                                                 -----------------   ------------------
                                                                                     $3,150,000           $2,744,016
                                                                                 =================   ==================

(a)     Dollar Denominated Convertible Debentures

        During the nine months ended September 30, 1999, the Company converted $1,650,000 of its 6%, 7% and 8% convertible debentures due March 31, 2002, including $176,483 of accrued interest, into 377,760 shares of the Company's common stock.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)     Swiss Franc Denominated Convertible Debentures

        During the three months ended June 30, 1999, the Company recorded a redemption expense of $6,167,369 as a result of a compromise agreement between Palomar and certain European banks that had held 4.5% Swiss Franc denominated subordinated convertible debentures originally totaling approximately $8.2 million due in 2003. Under the terms of this April 21, 1999 agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of the agreement the Company agreed to pay a total of approximately $6,742,717 to the European banks, of which $4,441,064 has been paid as of September 30, 1999. The remaining amounts due under this obligation are due in 2001. Accordingly, the Company has recorded a charge to operations of $6,167,369. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares ($575,348) previously considered outstanding by the Company.

(c)      Note  Payable   Issued  In  Connection   With  Guaranty  On  Behalf  Of
         Discontinued Subsidiary

         In connection with the divestiture of one of its discontinued operations, the Company entered into a Loan and Subscription Agreement with a bank for $3,233,000. This promissory note represents the settlement of amounts owed to the bank by Palomar's former Comtel, Inc. subsidiary and by Palomar in connection with a guarantee from Palomar in favor of the bank. Principal and interest payments were being made over 24 months, beginning December 31, 1997, with interest accruing at the bank's prime rate plus 2.25%. This promissory note was collateralized by 464,285 shares of the Company's common stock, which was held in escrow. On May 3, 1999, the Company paid off the balance of this note (totaling $2,020,625), and the shares of the Company's common stock were released from escrow and returned to the Company. The Company has accounted for the return of the shares as an increase to its treasury stock.

(d)      Revolving Line of Credit

         The Company had a $10,000,000 revolving line of credit with a bank. This line of credit was to mature on March 31, 2000 and bore interest at the bank's prime rate. Borrowings under this line of credit were secured by substantially all assets of the Company and were limited to 80% of qualified accounts receivable. A director of Palomar personally guaranteed all borrowings under this line of credit. The Company repaid all amounts outstanding under, and cancelled, this line of credit.

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

               PALOMAR MEDICAL TECHNOLOGIES, INC. ND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       STOCKHOLDERS' (DEFICIT) EQUITY
         ------------------------------

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

(b)      Options to Purchase Common Stock

         During the nine months ended September 30, 1999, the Company granted options to purchase 954,327 shares of the Company's common stock at exercise prices ranging from $3.1875 to $10.50 per share. No options were exercised during the nine months ended September 30, 1999. During the nine months ended September 30, 1999, options to purchase 84,087 shares of the Company's common stock at exercise prices ranging from $3.1875 to $10.50 per share expired.

(c)      Warrants to Purchase Common Stock

         During the nine months ended September 30, 1999, the Company granted warrants to purchase 113,000 shares of the Company's common stock at an exercise price of $3.1875 per share to various directors of the Company. No warrants were exercised during the nine months ended September 30, 1999. During the nine months ended September 30, 1999, warrants to purchase 117,470 shares of the Company's common stock at exercise prices ranging from $14.00 to $72.625 per share expired.

(d)      Reserved Shares

         As of September 30, 1999, the Company had reserved shares of its common stock for the following:

                                                      September 30, 1999
                                                    -----------------------
         Convertible debentures                               188,635
         Stock option plans                                 4,686,828
         Warrants                                           2,792,548
         Employee 401(k) plan                                  46,697
         Employee Stock Purchase Plan                         121,230
         Convertible preferred stock                           85,714
                                                    =======================
                          Total                             7,921,652
                                                    =======================

         Substantially   all  of  the  reserved   shares   reflected  above  are
exercisable at prices in excess of the current market price of the Company's common stock.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      DISCONTINUED OPERATIONS
         -----------------------

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

         During the second quarter of 1998, the Company sold all of the issued and outstanding common stock of its subsidiary, Dynaco Corp. ("Dynaco"). The Company recognized a loss from discontinued operations of approximately
$1,091,000 related to the operations of Dynaco up through its date of disposition that was previously not accrued. During the second quarter of 1998, the Company recorded a charge to discontinued operations of $1,525,000 due to management's decision to write down the carrying value of its investment in Nexar.

         During the second quarter of 1999, the Company paid and settled a lawsuit related to the operations of Dynaco for $435,000.

         Summarized financial information for the discontinued operations is as follows:


                                                    Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                                    1998           1999                 1998          1999
                                              -------------------------------      -----------------------------
  Revenues                                          $--             $--               $5,745,750           $--
  Net loss from discontinued operations             $--       $(435,000)             $(2,624,180)    $(435,000)

11.      COMMITMENTS
         -----------

         On June 17, 1999, the Company entered into a 10 year lease agreement for its operating facilities. Under the terms of this lease the annual commitment is approximately $890,000 for the first five years of the agreement and $980,000 for the second five years of the agreement.

         In July 1999, the Company entered into an amendment to extend its exclusive research agreement with Massachusetts General Hospital for another five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. Under the terms of this agreement, the Company is obligated to pay MGH $475,000 on an annual basis for clinical research during the term of this extension.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      SEGMENT AND GEOGRAPHIC INFORMATION
         ----------------------------------

         Product revenue from international sources was approximately $6.3 million and $0.6 million for the three months ended September 30, 1998 and 1999, respectively, and approximately $10.3 million and $7.9 million for the nine months ended September 30, 1998 and 1999. The Company's revenue from international sources was primarily generated from customers located in Europe/Middle East, Asia/Pacific, Latin America, Canada and Australia/Africa.

         The following table represents the percentage of product revenue by geographic region from customers for the three month and nine month periods ended September 30, 1998 and 1999:


                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                            1998               1999                 1998               1999
                                     --------------------------------------  --------------------------------------

         United States                       54.5%              59.1%                65.5%              57.9%
         Europe/Middle East                  17.6%               0.0%                11.5%              19.4%
         Asia/Pacific                        12.9%              34.1%                14.7%              19.2%
         Latin America                        5.9%               0.0%                 3.1%               1.5%
         Canada                               5.8%               6.7%                 3.1%               1.3%
         Australia/Africa                     3.3%               0.1%                 2.1%               0.7%

                                     --------------------------------------  --------------------------------------
         Total                              100.0%             100.0%               100.0%             100.0%
                                     ======================================  ======================================

13.      LITIGATION

         On March 17, 1999, the Company and a former and current officer were added as defendants in the class action of VARLJEN V. H.J. MEYERS, INC. ET AL. pending in the United States District Court of the Southern District of New York. The plaintiffs may be seeking monetary damages in excess of the Company's ability to pay. Management is vigorously defending this class action suit and believes that it has meritorious defenses; however, the ultimate results of this matter cannot be determined at this time. Management believes that an adverse result in the VARLJEN action could have a materially adverse effect upon the financial condition and operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -------------------------------------------------------------------

(a)      Overview

         On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization with Coherent to sell all of the issued and outstanding common stock of Star. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the shareholders of Star in proportion to their holdings of Star capital stock. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999, and on April 27, 1999, Palomar completed the sale of Star to Coherent. On the date of the sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,908 is being held in escrow until April 27, 2000 as security for any claims which Coherent may have under the Agreement. In addition, under the terms of the Agreement, the Company receives an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital. A portion of these royalty proceeds are remitted to Massachusetts General Hospital.

         As a result of the consummation of the transaction discussed above, the Company's revenues will decline significantly in the near term because Palomar no longer sells the LightSheer(TM) diode laser manufactured by Star. For the nine months ended September 30, 1999 and 1998, gross revenues associated with Star's LightSheer(TM) diode laser comprised 77.0% and 66.2% of the Company's total revenues, respectively. Accordingly, the Company expects to incur net losses from operations over the next few quarters. The successful introduction and marketing of new products will be critical to the Company's long-term success, since a significant portion of the Company's revenue base previously generated from Star's LightSheer(TM) laser will need to be replaced with revenues from other laser products, including the Palomar E2000TM hair removal laser introduced in March of 1999 and other products currently in development. There can be no assurance that the Palomar E2000TM or the Company's future products will achieve market acceptance or generate sufficient margins. Broad market acceptance of laser hair removal is also critical to the Company's success. The Company recognizes the need and intends to broaden its product line by developing cosmetic laser products other than hair removal lasers.

(b)      Results of Operations.

         (i) REVENUES AND GROSS PROFIT: Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998

         For the three months ended September 30, 1999, the Company's revenues decreased to $2.9 million, as compared to $13.8 million for the three months ended September 30, 1998. The decrease in the Company's revenues of $10.9 million, or 79% from the three months ended September 30, 1998, was mainly due to the reduction in sales volume of $13.0 million associated with the LightSheer(TM) diode laser manufactured by Star. The Company sold Star to Coherent on April 27, 1999, as discussed above. This decrease was offset by an increase of $2.1 million in other cosmetic revenues and royalties received by the Company from Coherent. The Company anticipates that sales volumes from its E2000 TM laser system introduced during the first quarter of 1999 will not increase substantially until the Company manufactures this unit in high volume, overcomes product introduction issues and achieves further manufacturing efficiencies.

         Gross profit for the three months ended September 30, 1999 was approximately $396,000 (14% of revenues) compared to $8.1 million (59% of revenues) for the three months ended September 30, 1998. The decrease in gross profit and gross profit percentage was mainly due to the reduction in sales volume associated with the LightSheer(TM) diode laser manufactured by Star and sold to Coherent on April 27, 1999. The decrease in gross profit dollars was partially offset by the gross margin related to the sales of the Palomar E2000TM hair removal laser system and royalties earned from Coherent. The Company anticipates that its gross profit percentage from sales of the Palomar E2000TM will be significantly less than the gross profit from its former LightSheer(TM) product, unless and until the Company achieves volume production and manufacturing efficiencies and overcomes product introduction issues related to the Palomar E2000(TM).

         (ii) OPERATING AND OTHER EXPENSES: Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998

         Research and development costs increased to $1.6 million for the three months ended September 30, 1999, from $1.5 million for the three months ended September 30, 1998. Research and development expenses as a percentage of revenue totaled 56% for the three months ended September 30, 1999 and 11% for the three months ended September 30, 1998. The increase as a percentage of sales is directly attributable to the reduction in sales volume associated with the LightSheer(TM) diode laser manufactured by Star while the Company continued to increase the overall spending on research and development. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Among the Company's research and development goals in hair removal is to design systems permitting more rapid treatment of large areas, and to produce systems with high gross margins. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. The Company has recently entered into an amendment to its existing Clinical Trial Agreement with Massachusetts General Hospital, pursuant to which it will fund a minimum of $475,000 per year over the next five years for research in the fields of photo thermal removal/reduction of hair, non-invasive electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light (except when externally applied chromophores are used), and obtain exclusive license rights in these fields.

         Selling and marketing expenses decreased to approximately $590,000 (20% of revenues) for the three months ended September 30, 1999, from approximately $4.4 million (32% of revenues) for the three months ended September 30, 1998. The decrease in selling and marketing expenses is directly attributable to the reduction in sales volumes due to the sale of Star to Coherent and related commissions paid to Coherent as the former exclusive distributor for the LightSheer(TM) diode laser manufactured by Star.

         General and administrative expenses decreased to $1.0 million (36% of revenues) for the three months ended September 30, 1999, as compared to $1.8 million (13% of revenues) for the three months ended September 30, 1998. This decrease for the three months ended September 30, 1999 is attributable to the Company's restructuring and consolidation of administrative functions related to the Company's Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc.) and Palomar Medical Products, Inc. subsidiaries and general corporate costs that resulted in respective reductions of approximately $250,000 and $100,000 compared to the three months ended September 30, 1998, along with an additional $450,000 reduction for general and administrative expenses as a result of the Company's sale of the Star subsidiary.

         Interest expense remained constant at $182,000 for the three months ended September 30, 1999, compared to $184,000 for the three months ended
September 30, 1998. As a result of the sale of Star, which generated $49.7 million in cash, the Company anticipates that interest expense will decline significantly because it utilized a portion of these proceeds to pay down substantially all of its outstanding debt.

         Interest income increased to approximately $470,000 for the three months ended September 30, 1999. This amount represents interest earned on the balance of the funds received from the sale of Star which are invested in high-grade corporate and government notes and bonds and will be used to fund future ongoing operations and research and development efforts.

         Other income (expense) decreased to approximately ($8,000) for the three months ended September 30, 1999. This amount compares to approximately $396,000 for the three months ended September 30, 1998.


         (iii) REVENUES AND GROSS PROFIT: Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998

         For the nine months ended September 30, 1999, the Company's revenues decreased to $21.9 million, as compared to $30.0 million for the nine months ended September 30, 1998. The decrease in the Company's revenues of $8.1 million, or 27% from the nine months ended September 30, 1998, was mainly due to the reduction in sales volume of $7.5 million associated with the LightSheer(TM) diode laser manufactured by Star. The Company sold Star to Coherent on April 27, 1999, as discussed above. There was an additional decrease of $2.4 million due to declining sales of other cosmetic lasers, offset by an increase of $1.8 million increase in royalties received by the Company from Coherent. The Company anticipates that sales volumes from its E2000 TM laser system introduced during the first quarter of 1999 will not increase substantially until the Company manufactures this unit in high volume, overcomes product introduction issues and achieves further manufacturing efficiencies. The decrease in sales volume associated with other cosmetic laser product revenue was principally due to declining sales of the Company's EpiLaser(R) ruby laser. Palomar introduced its second generation long pulse ruby laser for hair removal, the Palomar E2000TM, during the first quarter of 1999. In March of 1999, the Company obtained FDA clearance to market and sell its Palomar E2000TM laser system in the United States for "permanent hair reduction." The Company generated revenues of approximately $2.2 million on the Palomar E2000TM during the first nine months of 1999.

         Gross profit for the nine months ended September 30, 1999 was approximately $10.2 million (46% of revenues) compared to $13.1 million (44% of revenues) for the nine months ended June 30, 1998. The increase in gross profit and gross profit percentage was due to sales of the LightSheer(TM) diode laser system. This laser system provided a significantly higher gross profit than the Company's EpiLaser(R) hair removal system and other cosmetic products. The Company anticipates that its gross profit percentage from sales of the Palomar E2000TM will be significantly less than the gross profit from its former LightSheer(TM) product, unless and until the Palomar E2000TM achieves volume production and further manufacturing efficiencies and overcomes product introduction issues.

         (iv) OPERATING AND OTHER EXPENSES: Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998

         Research and development costs increased to $6.3 million for the nine months ended September 30, 1999, from $5.7 million for the nine months ended September 30, 1998. Research and development expenses as a percentage of revenue totaled 29% for the nine months ended September 30, 1999 and 19% for the nine months ended June 30, 1998. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Among the Company's research and development goals in hair removal is to design systems permitting more rapid treatment of large areas, and to produce systems with high gross margins. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. The Company has recently entered into an amendment to its existing Clinical Trial Agreement with Massachusetts General Hospital, pursuant to which it will fund a minimum of $475,000 per year over the next five years for research in the fields of photo thermal removal or reduction of hair, non-invasive electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light (except when externally applied chromophores are used), and obtain exclusive license rights in these fields. However, research and development as a percentage of revenues will increase until the Company achieves higher sales volume from its recently introduced Palomar E2000TM laser system and introduces other products currently in development.

         Selling and marketing expenses decreased to $6.3 million (29% of revenues) for the nine months ended September 30, 1999, from $10.5 million (35% of revenues) for the nine months ended September 30, 1998. The decrease in selling and marketing expenses as a percentage of revenues is a result of the Company's introduction of its Palomar E2000(TM) laser system during the first quarter of 1999, which is being sold through new distribution channels. These new distribution channels include direct sales by the Company and other distribution channels, and the associated selling and marketing expenses have to date been less than the commission earned by Coherent, the Company's previous distributor. The Company also will consider establishing its own direct sales force to complement these sales channels. The Company anticipates that, in comparison to the commission previously paid to Coherent as a percentage of net revenues, its future selling and marketing costs as a percentage of net revenues will decrease. The Company will also consider selling entire product lines and/or technology to others, as in the case of the sale of Star to Coherent.

         General and administrative expenses decreased to $4.2 million (19% of revenues) for the nine months ended September 30, 1999, as compared to $7.0 million (23% of revenues) for the nine months ended September 30, 1998. This decrease for the nine months ended September 30, 1999 is attributable to the Company's restructuring and consolidation of administrative functions related to the Company's Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc.) and Palomar Medical Products, Inc. subsidiaries and general corporate costs that resulted in respective reductions of approximately $1,000,000, $400,000 and $2,400,000 compared to the nine months ended September 30, 1998. An additional $1,000,000 was incurred for general and administrative expenses at the Company's Star subsidiary during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1999. The Company anticipates general and administrative expense will decrease slightly in the future as a result of the Star sale, although it expects such expenses to increase as a percentage of revenues as sales decline in the near term as the result of the Star sale.

         Costs related to solicitation of proxies in connection with the Company's 1999 Annual Meeting of Stockholders were $625,000 for the nine months ended September 30, 1999 as a result of a proxy contest launched by a dissident shareholder group.

         Settlement costs were $750,000 for the nine months ended September 30, 1999 and are attributable to various lawsuits and other claims against the Company.

         Gain from the sale of a subsidiary was $47.1 million for the nine months ended September 30, 1999 due to the Company completing the sale of Star on April 27, 1999. The Company has deferred gain recognition of approximately $3.1 million of the proceeds from this sale pending the resolution in 2000 of certain commitments and contingencies related to the sale.

         Redemption expense was $6.2 million for the nine months ended September 30, 1999. This amount reflects a redemption expense of $6.2 million as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss Franc denominated subordinated convertible debentures originally totaling $8.2 million and due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of approximately $6.7 million to the European banks, of which $4.4 million has been paid as of September 30, 1999. The balance of $2.3 million is due 2001. Accordingly, the Company has recorded a charge to operations of approximately $6.2 million. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

         Interest expense decreased to $546,000 for the nine months ended September 30, 1999, from $1.0 million for the nine months ended September 30, 1998. This 46% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1999 as compared to 1998. As a result of the sale of Star, which generated $49.7 million in cash, the Company anticipates that interest expense will decline significantly because it utilized a portion of these proceeds to pay down substantially all of its outstanding debt during the second quarter of 1999.

         Interest income increased to approximately $878,000 for the nine months ended September 30, 1999. This amount represents interest earned on the balance of the funds received from the sale of Star which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

         Other income decreased to $271,000 for the nine months ended September 30, 1999. This amount compares to $721,000 for the nine months ended September 30, 1998.

         The loss from discontinued operations for the six months ended September 30, 1999 was $435,000, compared to a loss of $2.6 million for the nine months ended September 30, 1998. The $435,000 loss from discontinued operations incurred during 1999 was related to a settlement related to the operations of Dynaco.

(c)      Liquidity and Capital Resources

         On April 27, 1999, Palomar completed the sale of Star to Coherent for $65 million. On the date of the sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,908 is being held in escrow until April 27, 2000 as security for any claims which Coherent may have under the Agreement. In addition, under the terms of the Agreement, the Company receives an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital. A portion of these royalty proceeds are remitted to Massachusetts General Hospital. From April 27, 1999 through September 30, 1999, the Company received approximately $1.9 million in royalty revenues from Coherent.

         The Company utilized a portion of the proceeds of the Star sale to pay down substantially all of its debt during the second quarter of 1999. The balance of the funds have been invested in high-grade corporate and governmental notes and bonds to fund future operations and research and development efforts. Accordingly, the Company will generate additional interest income for the foreseeable future.

         The Company is a holding company with no significant operations. Operations are carried out at the subsidiary level, and consist primarily of research and development. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations. As of September 30, 1999, the Company had $29.1 million in cash, cash equivalents and available-for-sale investments. With the proceeds from the Star sale, the Company believes that its financial position will meet its ongoing cash flow requirements and fund expected operating losses at its subsidiaries in the near term. The successful introduction and marketing of new products currently under development will be critical to future liquidity.

         During the nine months ended September 30, 1999, under a settlement agreement, the Company agreed to pay a total of approximately $6.7 million to the European banks that had held 4.5% convertible debentures totaling $8.2 million due in 2003. The Company has paid $4.4 million to these banks through September 30, 1999. The balance of $2.3 million is due 2001.

         During 1999, the Company entered into a 10-year lease agreement for its operating facilities. The annual commitment under this agreement is approximately $890,000 for the first five years of the agreement and $980,000 thereafter.

         In July 1999, the Company entered into an amendment to extend its exclusive research agreement with Massachusetts General Hospital for another five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. Under the terms of this agreement, the Company is obligated to pay Massachusetts General Hospital $475,000 on an annual basis for clinical research during the term of this extension.

         As of September 30, 1999, the Company's accounts receivable totaled $2.2 million, as compared to $9.9 million as of December 31, 1998. This reduction was due principally to the sale of Star to Coherent on April 27, 1999. The Company's allowance for doubtful accounts totaled approximately $650,000 as of September 30, 1999, compared to $364,000 as of December 31, 1998.

         As of September 30, 1999, accounts payable totaled approximately $1.4 million as compared to $6.6 million as of December 31, 1998. This decrease is principally due to paying down debt with money received from the sale of Star and timing of additional purchases of inventory for the manufacture of the Palomar E2000(TM) laser systems.

         The Company anticipates that capital expenditures for the remainder of 1999 will total approximately $200,000, consisting primarily of machinery, equipment and computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

         The Company had a $10,000,000 revolving line of credit from a bank. A director of the Company personally guaranteed borrowings under the line of credit. The Company borrowed an additional $500,000 during April of 1999. On April 27, 1999, the Company repaid all amounts outstanding ($1,500,000) under, and subsequently cancelled, this line of credit.

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

         o        Ownership (creating awareness, assigning tasks)

         o        Inventory (listing items to be assessed for Y2K readiness)

         o Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, developing initial contingency plans)

         o Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans)

         At September 30, 1999, the ownership, inventory and assessment steps were essentially complete for all program areas.

                 Costs to Address Y2K Issues:

         The Company's estimated aggregate costs for its Y2K activities from 1998 through 2000 are expected to be less than $100,000. Through September 30, 1999, the Company has spent approximately $70,000.

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

OUR FUTURE REVENUE DEPENDS ON OUR DEVELOPING NEW PRODUCTS.

         We face rapidly changing technology and continuing improvements in cosmetic laser technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, enhance existing products, and achieve market acceptance for such products. We have in the past experienced delays in developing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. As a result of the sale of Star to Coherent, our future revenue will be entirely dependent on sales of newly introduced products.
Although we have recently introduced a new hair removal laser, sales to date have been minimal and this new product may not achieve market acceptance or generate sufficient margins. In addition, the market for this type of hair removal laser may already be saturated. At present, broad market acceptance of laser hair removal is critical to our success. We intend to diversify our product line by developing cosmetic laser products other than hair removal lasers.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SUPERIOR FINANCIAL, MARKETING AND OTHER RESOURCES.

         The laser hair removal industry is highly competitive, and companies frequently introduce new products. We compete in the development, manufacture, marketing and servicing of hair removal lasers with numerous other companies, many of which have substantially greater financial, marketing and other resources than we do. As a result, some of our competitors are able to sell hair removal lasers at prices significantly below the prices at which we sell our hair removal lasers. In addition, as a result of the Star sale, Coherent, our former exclusive distributor and one of the largest and best financed laser companies, is now our competitor and we have to find new ways to distribute our products. We currently have no sales force in place for our new products under development. Our laser products also face competition from alternative medical products and procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or medical procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

OUR QUARTERLY OPERATING RESULTS WILL DECREASE AS A RESULT OF THE STAR SALE, AND THAT MAY HURT THE PRICE OF OUR COMMON STOCK.

         Almost all of our revenues in our most recent two quarters were attributable to sales of the LightSheer(TM) diode laser manufactured by Star. Therefore, as a result of the Star sale, our revenues have declined significantly. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall dramatically.

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

         All of our current products are laser medical devices. Laser medical devices are subject to FDA regulations regulating clinical testing, manufacturing, labeling, sale, distribution and promotion of medical devices. Before a new laser medical device can be introduced into the market, we must obtain clearance from the FDA. Compliance with the FDA clearance process is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all.

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

OUR COMMON STOCK COULD BE FURTHER DILUTED AS THE RESULT OF OUTSTANDING CONVERTIBLE SECURITIES, WARRANTS AND OPTIONS.

         In the past, we have issued convertible securities, such as debentures, preferred stock and warrants, in order to raise money. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. These outstanding convertible securities, options and warrants could affect the rights of our stockholders, and could adversely affect the market price of our common stock.

OUR PROPRIETARY TECHNOLOGY HAS ONLY LIMITED PROTECTIONS.

         Our business could be materially and adversely affected if we are not able to protect adequately our proprietary intellectual property rights. We rely on a combination of patent, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and customers and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their intellectual property rights. In addition, costly and time consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others' intellectual property rights.

         The medical laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

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

WE MAY NOT BE ABLE SUCCESSFULLY TO COLLECT LICENSING ROYALTIES.

         We hope that a material portion of our future revenues will consist of royalties from licensing both our own patents and patents licensed to us on an exclusive basis by Massachusetts General Hospital. However, there can be no assurance that we will be able to obtain valuable patent rights. Moreover, there can be no assurance that, even if we do obtain such patent rights and are able to license them to third parties, we will derive a significant revenue stream from such licenses.

WE FACE RISKS ASSOCIATED WITH PENDING LITIGATION.

         We are involved in disputes with third parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. An adverse result in the Varljen litigation (described in detail in Part II, Item
1) could have a material adverse effect on our business, financial condition and results of operations. We are unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of this proceeding. However, an adverse result at trial could be in an amount substantially greater than any existing insurance, even assuming coverage. This matter may also result in diversion of management time and effort from the operations of the business.

WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL.

         As a small company with less than 100 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.

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

COMPUTER SYSTEMS ON WHICH WE RELY MAY NOT PROPERLY RECOGNIZE DATE SENSITIVE INFORMATION WHEN THE YEAR CHANGES TO 2000.

         Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We are at this time utilizing internal resources to identify, correct or reprogram and test our systems for year 2000 compliance. However, there can be no assurance that the systems of other companies on which our systems rely will also be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on our systems.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         Not applicable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         On March 7, 1997, Selvac Acquisition Corp. ("Selvac"), a subsidiary of Mehl Biophile International, Inc. ("Mehl"), filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleged that the Company's EpiLaser(R) ruby laser hair removal system infringed a patent licensed to Selvac (the "Selvac Patent") and that the Company unfairly competed by promoting the EpiLaser(R) ruby laser hair removal system for hair removal before it had received FDA clearance for that specific application. On May 18, 1998 the court granted the Company's motion for partial summary judgment on the ground that the Selvac patent is invalid because prior art anticipated it. The court later denied Selvac's motion for reconsideration of the summary judgment ruling. On September 25, 1998, the court denied Selvac's motion for reconsideration of its prior order dismissing so much of Selvac's unfair competition claim as relied on interpreting the Food, Drug and Cosmetics Act or FDA regulations, and dismissed without prejudice the state law remainder of Selvac's unfair competition claim. On October 26, 1998, Selvac filed its notice of appeal with the Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on August 5, 1999, and on September 30 affirmed the district court's summary judgment of invalidity of the Selvac Patent. On October 14, 1999, Selvac filed a petition for rehearing, which the Federal Circuit denied on October 27, 1999.

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

         On July 20, 1999, The Monterey Stockholders Group LLC ("Monterey") filed a complaint for declaratory judgment and for damages in the United States District Court for the District of Delaware against the Company. The complaint alleged that the Company and its directors violated the federal securities laws in various public disclosures that the Company made in the spring of 1999. The complaint alleged Palomar failed to disclose that it intended to include 3.25 million escrowed shares in the vote at its annual meeting when such shares were allegedly non-voting and not outstanding. Monterey sought, among other forms of relief, a declaration that no quorum was present in person or by proxy at the Company's annual meeting. On September 3, 1999, the Company and its directors filed an answer and counterclaim against Monterey, Mark Smith, Thomas O'Brien, The Rockside Foundation, Logg Investment Research, and the R. Templeton Smith Foundation, alleging, among other things, that Monterey filed fraudulent proxy statements, and requesting a declaration that a quorum was present at the Company's annual meeting and that the Palomar nominees were properly elected. On October 19, 1999, all parties filed a stipulation of dismissal with prejudice of the lawsuit, including all claims and counterclaims.

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

Item 2.  Changes in Securities.
         ---------------------

         Not applicable.

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

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits

   2.1*           By-laws, as amended.

   2.2**          Second Restated Certificate of Incorporation of the Company

   4.1***         Second Amended 1991 Stock Option Plan.

   4.2***         Second Amended 1993 Stock Option Plan.

   4.3***         Second Amended 1995 Stock Option Plan.

   4.4***         Second Amended 1996 Stock Option Plan.

   4.5***         Third Amended 1996 Employee Stock Purchase Plan.

   4.6**** Rights Agreement dated as of April 20, 1999, between Palomar Medical Technologies, Inc. and American Stock Transfer and Trust Company, as Rights Agent.

   4.7**** Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Palomar Medical Technologies, Inc. (which is attached as Exhibit A to the Rights Agreement,
                  Exhibit 4.6 hereto).

   4.8**** Form of Rights Certificate (which is attached as Exhibit B to the Rights Agreement, Exhibit 4.6 hereto).

   27.1           Financial Data Statement for the period ended June 30, 1999.

   * Previously filed as an exhibit to Form 10-K for the period ended December 31, 1996, and incorporated herein by reference.

   ** Previously filed as an exhibit to Registration Statement on Form S-3, No. 333-70391, and incorporated herein by reference.

   *** Previously filed as an exhibit to Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

   **** Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

(b)      Reports on Form 8-K.

                  Form 8-K filed on July 1, 1999 (announcing Palomar victory in proxy contest).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on November 12, 1999.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                                        (Registrant)



DATE:  November 12, 1999                       By:     /S/ LOUIS P. VALENTE
                                                  ------------------------------
                                                   Louis P. Valente
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)




DATE:  November 12, 1999                       By:     /S/ JOSEPH P. CARUSO
                                                  ------------------------------
                                                   Joseph P. Caruso
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer
                                                   and
                                                   Principal Accounting Officer)