Form 10-K
period 1999-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2000-03-27
CIK 881695

FORM 10-K


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999
                                 Commission file
                                 number: 0-22340

                        PALOMAR MEDICAL TECHNOLOGIES, INC
                        ---------------------------------
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

                                 (781) 993-2300
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                                                                           Name of each exchange on
         Title of each class                                                                    which registered
         -------------------                                                               -------------------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                    ---

         As of March 1, 2000, 10,034,550 shares of common stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by Nasdaq on March 1, 2000) of Palomar Medical Technologies, Inc., held by nonaffiliates was $42,356,444. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock, as reported in Amendment No. 6 to a
Schedule 13D/A filed on January 10, 2000 and Amendment No. 5 to a Schedule 13G/A filed on February 14, 2000 and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement to be filed prior to April 30, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K

             Transitional Small Business Disclosure Format: Yes    No X
                                                               ---   ---

                                      INDEX

Item                                                                                                      Page No.
----                                                                                                      --------

PART I.........................................................................................................1

     Item 1.  Business.........................................................................................1

         (a)  Introduction.....................................................................................1
         (b)  Financial Information About Industry Segments....................................................1
         (c)  Description of Business..........................................................................1
         (d)  Financial Information About Exports by Domestic Operations.......................................5

     Item 2.  Properties.......................................................................................5

     Item 3.  Legal Proceedings................................................................................5

     Item 4.  Submission of Matters to a Vote of Security Holders..............................................6

PART II  7

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................7

     Item 6.  Selected Financial Data..........................................................................8

     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............9

         (a)  Overview.........................................................................................9
         (b)  Results..........................................................................................9
(c)      Liquidity and Capital Resources......................................................................13
(c)      Year 2000 Impact.....................................................................................14
(e)      Recently Issued Accounting Standard..................................................................14

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................................14

     Statement Under the Private Securities Litigation Reform Act.............................................14

     Risk Factors.............................................................................................15

     Item 8.  Financial Statements............................................................................19

         Reports of Independent Public Accountants............................................................20
         Consolidated Balance Sheets as of December 31, 1998 and 1999.........................................22
         Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999...........23
         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
              December 31, 1997, 1998 and 1999................................................................24
         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999...........27
         Notes to Consolidated Financial Statements...........................................................29

     Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosures..............54



PART III......................................................................................................55

     Item 10.  Directors and Executive Officers of the Registrant.............................................55

     Item 11.  Executive Compensation.........................................................................55

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................55

     Item 13.  Certain Relationships and Related Transactions.................................................55

PART IV  56

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................56

         (a)  Index to Consolidated Financial Statements and Schedules........................................56
         (b)  Reports on Form 8-K.............................................................................56
(c)      Exhibits.............................................................................................57

SIGNATURES....................................................................................................62

                                     PART I

ITEM 1.  BUSINESS.
         ---------

(a)      Introduction

         Palomar Medical Technologies, Inc. was organized in 1987 to design, manufacture and market lasers, delivery systems and related disposable products for use in medical procedures. In December 1992, the Company went public. Subsequently, the Company pursued an aggressive acquisition program, acquiring companies in its core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets, among other reasons. By the beginning of 1997, the Company had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market its EpiLaser(R) ruby laser hair removal laser system in March 1997, the Company was well positioned to focus on what it believed was at that time the most promising product in its core laser business. Hence, under the direction of a new Board and management team, the Company undertook an ambitious program in 1997, completed in May of 1998, of exiting all non-core businesses and investments and focusing only on those businesses which it believes hold the greatest promise for maximizing stockholder value. The Company's exclusive focus is now the use of lasers in dermatology and cosmetic procedures, with an emphasis on laser hair removal and research and development relating to that and other cosmetic laser products. On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Coherent, Inc. to sell all of the issued and outstanding common stock of Palomar's Star Medical Technologies, Inc. subsidiary. The Company completed the sale of Star to Coherent on April 27, 1999. Currently, the Company has two operating subsidiaries, Palomar Medical Products, Inc. ("PMP") and Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc). In early 2000, the Company opened a research and development division in Livermore, California ("Palomar West"). PMP, located at the Company's headquarters in Burlington, Massachusetts, oversees the manufacture and sale of the Company's laser systems currently on the market. Esthetica, also based in Burlington, Massachusetts, places the Company's lasers in clinical and cosmetic settings and shares in a portion of the revenue generated thereby. Palomar West was established to expand product development in dermatology, including laser treatment of tattoos, pigmented lesions, and leg veins. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.")

(b)      Financial Information About Industry Segments

         The Company conducts business in one industry segment, medical products and services. In 1998, the Company completed the program, begun in 1997, of divesting all of its non-core electronics subsidiaries. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Note 12 to Financial Statements.)

(c)      Description of Business

         (i)      Principal Products

                           Hair Removal Lasers

         Using its core ruby laser technology, originally developed for tattoo removal and pigmented lesions, Palomar developed a long pulse ruby laser, the EpiLaser(R), that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with the patented cooling handpiece, allows for safe and effective hair removal. In March 1997, Palomar was the first company to receive FDA clearance to sell and market a ruby laser (the EpiLaser(R) system) in the U.S. for hair removal.

         In December 1997 and January 1998 respectively, Palomar was also the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer(TM) diode laser system manufactured by Star. The LightSheer(TM) was the first generation of high powered diode lasers designed for hair removal. These diode lasers also incorporate the patented contact-cooling system licensed exclusively to Palomar. High-powered diode laser systems are compact, solid-state lasers that are significantly smaller than most current systems, and relatively easy to install and service.

         During 1998, Palomar introduced its second generation ruby laser, the Palomar E2000(TM) hair removal laser system, a product that is superior to hair removal lasers currently available in a number of respects, including speed and efficacy. The Palomar E2000(TM) has also received FDA clearance for hair removal.

         Studies using Palomar's laser hair removal process demonstrated significant permanent reduction of hair following treatment with the EpiLaser(R) and the Palomar E2000(TM). The first treatment causes a portion of the hair (typically the hair in the growth mode) to be reduced in size, color and/or quantity (based on studies followed for up to three years) and causes significant growth delay (three to six months) of most of the rest of the hair. Since the partial re-growth tends to occur in synchrony, the follow-up treatment is often more effective than the first treatment. The EpiLaser(R) and the Palomar E2000(TM) were the first hair removal lasers on the market that were cleared by the FDA for "permanent hair reduction" labeling.

         During 1999, Palomar completed its early clinical studies using high powered diode lasers that deliver energy over a relatively long time period ("Super Long Pulse Technology"). This new generation of lasers promises to be much gentler to the skin, capable of treating a wide range of skin types, and cheaper to produce than current systems on the market. We plan on introducing products in 2000 that use this Super Long Pulse Technology. The key to this new technology is the specialized delivery systems attached to the laser. These proprietary delivery systems are essential to providing safe and effective treatment.

         Market surveys report that the great majority of women in the United States employ one or more techniques for temporary hair removal from various parts of the body, including waxing, depilatories, tweezing, shaving, and electrolysis. The market for laser-based hair removal is in its early stages. Benefits of Palomar's laser hair removal process, as compared to other hair removal methods currently available, include significant long term cosmetic improvement, treatment of larger areas in each treatment session, a procedure that is relatively painless and non-invasive, reduced risk of scarring, no risk of cross-contamination, and higher success rates.

                           Tattoo Removal/Pigmented Lesion Laser

         The Company also sells a Q-switched ruby laser for tattoo removal and treating pigmented lesions, the RD-1200(TM). The RD-1200(TM) has been on the market for ten years. Intense competition in the medical device industry and market saturation for this type of laser have reduced RD-1200(TM) sales over the last five years. In addition, there are less expensive products now available for this purpose. Palomar expects sales of this product to continue in 2000 at a low volume to foreign countries where the advantages of the ruby laser for treatment of pigmented lesions is especially important. Palomar West is developing technology for this market that is expected to be less expensive than current products on the market.

                           Marketing, Distribution and Service

         Palomar has changed its distribution method over the past few years to address changes in the market conditions and composition of its product line. Pursuant to an agreement executed in November 1997, Coherent acted as the exclusive distributor for Palomar's hair removal lasers. Under that agreement, Coherent was responsible for sales, marketing, service, training and education. However, Coherent and Palomar agreed that, beginning January 1, 1999, Palomar would take over all service for Palomar's ruby hair removal lasers and act as a nonexclusive distributor for Palomar's hair removal laser. Since December 1998, Continuum Biomedical, Inc., a medical division of the scientific laser-based company Continuum Electro-Optics (which is in turn a wholly-owned subsidiary of Hoya Corp. of Japan), has been distributing Palomar's products on a non-exclusive basis. Recently, the Company has hired a number of direct sales representatives in anticipation of new products to be introduced during 2000. The Company further intends to tailor distribution methods to different geographic regions and may include a combination of exclusive and non-exclusive distributors, independent representatives and additional direct salespeople. Palomar sells and services the RD-1200(TM) through distributors internationally. In the United States, Palomar provides service through its own service organization.

(ii)     Products Under Development

         The Company is engaged in developing products for the dermatology and cosmetic market. Products under development include hair removal lasers, tattoo and pigmented lesion lasers, leg vein lasers, acne treatment lasers and fat reduction lasers. The core research, including in vitro, in vivo, and clinical research, is a joint effort between scientists and researchers at the Company and at our research partner Massachusetts General Hospital ("MGH"). Product development is performed by scientists and engineers at the Company's headquarters and in our Livermore, California facility. The Company splits its efforts between new products for existing markets such as hair removal, leg vein treatment and tattoo removal, and new products for new markets, such as acne treatment and fat reduction. We feel that focusing our efforts among these types of projects gives us the best chance for increasing stockholder value.

         (iii)    Production and Sources and Availability of Materials

         Palomar's manufacturing operations are currently located in Burlington, Massachusetts. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Palomar maintains control of and manufactures most key components in-house. The entire fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributor.

         Palomar depends and will depend upon a number of outside suppliers for components used in its manufacturing process. Palomar has also contracted with a key overseas supplier of a major component of the Super Long Pulse Technology. The component is matched with a specific delivery system developed by Palomar and is incorporated into a full system. Most of Palomar's components and raw materials are available from a number of qualified suppliers. Ruby rods for the ruby lasers are available through only one qualified supplier. To date, the Company has not experienced, nor does it expect to experience, any significant delays in obtaining component parts or raw materials. Palomar has expanded its manufacturing capabilities to satisfy projected demand. Palomar has the approval for the CE Mark for the EpiLaser(R) and E2000(TM) laser systems, and has obtained ISO 9001 registration.

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

         The Company has not been notified that it is currently infringing on any patents nor has it been the subject of any patent infringement action. Defense of a claim of infringement is costly and could have a material adverse effect on the Company's business, even if the Company were to prevail. (See Item
3. "Legal Proceedings" and Item 7. "Risk Factors.")

         In August 1995, the Company entered into an agreement with MGH whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at MGH's Wellman Laboratories of Photomedicine. In July 1999, the Company amended this agreement to extend its exclusive research relationship for an additional five years. In addition to photo thermal removal or reduction of hair, the agreement has been expanded to include research and development in the fields of non-invasive electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light (hereinafter referred to, respectively, as "hair removal," "fat removal," and "acne treatment," for simplicity).

         MGH has filed a number of patents surrounding technology involving laser hair removal. These patents expire on February 1, 2015. MGH licenses these patents exclusively to Palomar. Palomar, in turn, has the right to sublicense these patents to others. Palomar also has the right to exclusively license in the fields of hair removal, fat removal, and acne treatment any other patents arising out of MGH's Palomar-funded clinical trials. As consideration for this license, the Company is obligated to pay MGH royalties on products and services covered by valid patents licensed to the Company. Palomar has sublicensed to competitors these two MGH hair removal patents.

         (v)      Seasonal Influences

         There is no significant seasonal influence on the Company's sales.

         (vi)     Working Capital

         There are no special inventory requirements, return rights, or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii)    Dependence on a Single Sales Agent

         Sales pursuant to the Company's Sales Agency, Development and License Agreement with Coherent accounted for approximately 60% of the Company's total revenues in fiscal 1999 and 89% in fiscal 1998. The Sales Agency Agreement terminated upon the closing of the sale of Star in April 1999.

         (viii)   Backlog

         The Company's backlog of firm orders for its continuing operations at December 31, 1999, and December 31, 1998, was approximately $885,000 and $3.4 million, respectively. The backlog in 1998 consisted almost entirely of orders for Star's LightSheer(TM) diode laser.

         (ix)     Government Contracts

         Not applicable.

         (x)      Competition

         The markets in which the Company is engaged are subject to keen competition and rapid technological change. To Palomar's knowledge, eight other companies have received market clearance from the FDA for laser hair removal and another company has received FDA clearance to market a laser-like system using filtered intense light to remove hair. The Company's former subsidiary, Star, was sold to Coherent on April 27, 1999 and now competes with Palomar in the hair removal market as well. The Company expects that other hair removal devices will be developed and/or introduced in 2000, making laser hair removal a competitive application within the cosmetic laser marketplace. The Company also expects that there may be further consolidation of companies within the laser hair removal industry via acquisitions, partnering arrangements or joint ventures. The Company's products will also compete with other hair removal products and methods. The Company competes primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service and support. To remain competitive, the Company will be required to continue to develop new products, periodically enhance its existing products and compete effectively in the areas described above. (See Item 7. "Risk Factors.")

         (xi)     Research and Development

         Palomar's research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, Palomar aims to address dermatology and cosmetic procedure markets other than hair, including the fields of acne treatment and fat removal covered in its expanded research agreement with Massachusetts General Hospital.

         During fiscal 1999, 1998 and 1997, the Company incurred approximately $8,022,000, $7,029,000 and $11,990,000, respectively, of internally sponsored research and development programs. Due to the intense competition and rapid technological changes in the laser industry, the Company believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology.

(See Item 7.  "Risk Factors" and Note 4 to Financial Statements.)

         (xii)    Environmental Protection Regulations

         The Company believes that compliance with federal, state and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

         (xiii)   Number of Employees

         As of December 31, 1999, the Company and its divisions and subsidiaries employed 81 people, 5 independent contractors and 5 temporary employees.

(d)      Financial Information About Exports by Domestic Operations

         Aggregate export sales for the Company's continuing operations were approximately $5,030,000 for 1997, $17,360,000 for 1998 and $8,440,000 for 1999.
The 1997 export sales consisted primarily of the EpiLaser(R), and the 1998 and 1999 export sales consisted primarily of the LightSheer(TM). (See Notes 2(i) and 3 to Financial Statements.)

ITEM 2.  PROPERTIES.
         -----------

         The Company occupies approximately 44,000 square feet of office, manufacturing and research space in Burlington, Massachusetts under a lease expiring in August 2009. The Company occupies approximately 4,000 square feet of research space in Livermore, California under a lease expiring in December 2001. The Company believes that these facilities are in good condition and are suitable and adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         On March 7, 1997, Selvac Acquisition Corp. ("Selvac"), a subsidiary of Mehl Biophile International, Inc. ("Mehl"), filed a complaint for injunctive relief and damages for patent infringement and for unfair competition in the United States District Court for the District of New Jersey against the Company, two of its subsidiaries and a New Jersey dermatologist. Selvac's complaint alleged, among other things, that the Company's EpiLaser(R) ruby laser hair removal system infringed a patent licensed to Selvac (the "Selvac Patent"). On May 18, 1998, the court granted the Company's motion for partial summary judgment on the ground that the Selvac patent is invalid because prior art anticipated it. The court later denied Selvac's motion for reconsideration of the summary judgment ruling. On September 30, 1999, the Court of Appeals for the Federal Circuit affirmed the district court's summary judgment of invalidity of the Selvac Patent. On October 14, 1999, Selvac filed a petition for rehearing, which the Federal Circuit denied on October 27, 1999.

         On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. to join the Company, its former chief executive officer and current chief financial officer as defendants. On March 17, 1999, the Second Amended Class Action Complaint in Varljen was served upon the Company and its current chief financial officer, alleging that the Company and the former and current officer violated the federal securities laws in various public disclosures that the Company made directly and indirectly during the period from February 1, 1996 to March 26, 1997. Palomar and the Varljen plaintiffs have reached an agreement in principle pursuant to which Palomar and its insurance carrier would pay plaintiffs $5 million in settlement of all their claims. Of this amount, Palomar would contribute up to $1 million in stock and $1.375 million in cash, and its insurance carrier the remaining $2.625 million in cash. This settlement agreement must be approved by the court. There can be no assurance of such court approval; however, management believes that the court approval is probable and has accrued for its estimated loss at December 31, 1999.

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

         (See Item 7. "Risk Factors.")

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

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

                                                           Fiscal Year Ended
                                                           December 31, 1998
                                                           High          Low
                                                           -------       ------
              Quarter Ended March 31, 1998                 2 11/32       5/8
              Quarter Ended June 30, 1998                  1 9/16        31/32
              Quarter Ended September 30, 1998             1 7/32        3/4
              Quarter Ended December 31, 1998              1 3/32        19/32

                                                           Fiscal Year Ended
                                                           December 31, 1999
                                                           High          Low
                                                           ------        -------
              Quarter Ended March 31, 1999                 1 3/32        17/32
              Quarter Ended June 30, 1999                  5 3/16        15/32
              Quarter Ended September 30, 1999             4 15/16       1 25/32
              Quarter Ended December 31, 1999              2 5/32        15/16

         As of March 1, 2000, the Company had 1,682 holders of record of common stock. This does not include holdings in street or nominee names.

         The Company has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. The Company intends to retain substantially all earnings to finance the operations of the Company. The Company may buy back shares of its common stock on the open market from time to time.

         Conversions of Preferred Stock and Debentures

         During the year ended December 31, 1999, the following securities were converted by the accredited investor unaffiliated third-party holders for the number of shares of common stock indicated:

                                                                                           Number of Shares
              Type of Security                                   Number of Shares         Common Stock Issued
              ----------------                                   ----------------         -------------------

              Preferred Stock Series G                                  340                        74,905
              Debenture 6%,7%,8% Due September 30, 2002                 N/A                       377,760

         The Company received no proceeds in connection with any of these conversions.

ITEM 6.       SELECTED FINANCIAL DATA.
              -----------------------

        The following table sets forth selected consolidated financial and other information (in thousands except per share data) on a consolidated historical basis for the Company and its subsidiaries as of and for each of the fiscal years in the five year period ended December 31, 1999. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been reclassified to reflect the dispositions of its subsidiaries that comprise the electronics segment. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                             Selected Financial Data
                      (in thousands, except per share data)



                                                        Nine months
                                                           ended                            Year ended December 31,
                                                         December 31,    ----------------------------------------------------------
Statement of Operations Data                                1995              1996           1997            1998            1999
                                                       --------------    -----------    ------------    ------------    -----------

Revenues                                                     $ 5,610       $ 17,607        $ 20,995        $ 44,514        $24,251
Gross Profit                                                   2,146          3,437             939          21,463          8,741
Operating Expenses (Income)                                   10,985         26,548          42,867          30,897        (24,297)
Income (Loss) from Operations                                 (8,839)       (23,110)        (41,929)         (9,434)        33,038
Net Income (Loss)  from Continuing Operations                 (8,390)       (20,798)        (58,369)         (9,967)        25,501
Net Loss from Discontinued Operations                         (4,231)       (17,066)        (27,435)         (2,624)          (435)
Net Income (Loss)                                            (12,621)       (37,864)        (85,804)        (12,591)        25,066
Basic Net  Income (Loss) Per Common Share:
             Continuing Operations                           $ (4.20)       $ (5.88)        $(12.52)        $ (1.26)         $2.48
             Discontinued Operations                           (2.10)         (4.55)          (5.47)          (0.29)         (0.04)
                                                        --------------    -----------    ------------    ------------    ----------
             Total Basic Income (Loss) Per Common
                  Share                                      $ (6.30)      $ (10.43)       $ (17.99)        $ (1.55)         $2.44
Basic Weighted Average Number of
    Common Shares Outstanding                                  2,024          3,738           5,015           8,981         10,153
                                                        ==============    ===========    ============    ============    ==========
Diluted Net Income (Loss) Per Common Share:
             Continuing Operations                           $ (4.20)        $(5.88)        $(12.52)         $(1.26)         $2.39
             Discontinued Operations                           (2.10)         (4.55)          (5.47)          (0.29)         (0.04)
                                                        --------------    -----------    ------------    ------------    ----------
             Total Diluted Income (Loss) Per Common
                  Share                                      $ (6.30)       $(10.43)        $(17.99)         $(1.55)         $2.35
Diluted Weighted Average Number of
    Common Shares Outstanding                                  2,024          3,738           5,015           8,981         10,776
                                                        ==============    ===========    ============    ============    ==========
Balance Sheet Data:

Working Capital                                             $ 12,998       $ 15,203        $ (7,269)       $ (6,004)      $ 18,347
Total Assets                                                  33,656         67,533          28,968          23,526         34,843
Long-term  Debt                                                1,765         14,665          12,446           3,150          1,622
Stockholder's Equity (Deficit)                                25,289         38,077          (6,184)         (6,463)        17,093

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

(a)      Overview

         On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Coherent to sell all of the issued and outstanding common stock of Palomar's Star Medical Technologies, Inc. subsidiary. The Company completed the sale of Star to Coherent on April 27, 1999. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,907 is being held in escrow until April 27, 2000 as security for any claims which Coherent may have under the Agreement, resulting in a gain of $47,090,877 or $3.98 diluted earnings per share, net of tax effect. The Company has deferred gain recognition of approximately $3.1 million of the proceeds from this sale pending the resolution in 2000 of certain commitments and contingencies related to the sale.

         As a result of the above transaction, the Company is able to fund its operations for the short term. However, revenues have declined significantly over the last two quarters, and will continue to remain low in the near term and the successful introduction and marketing of new products will become critical to the Company's long-term success. For the years ended December 31, 1998 and 1999, gross revenues associated with Star's LightSheer(TM) system comprised 80% and 60%, respectively, of the Company's total revenues. This revenue base will need to be replaced with revenues from products that the Company intends to introduce in 2000. There can be no assurance that the Palomar E2000TM or the Company's future products will achieve market acceptance or generate sufficient margins. Broad market acceptance of laser hair removal is critical to the Company's success. The Company recognizes the need and intends to broaden its product line by developing cosmetic laser products other than hair removal lasers.

         In the third and fourth quarters of 1997, the Board of Directors authorized management to focus the Company on its core laser products and services business, principally related to laser hair removal, and to proceed with a restructuring plan to reorganize the Company and divest its electronic subsidiaries, Dynaco Corp., Dynamem, Inc., Comtel Electronics, Inc., and Nexar Technologies, Inc. (collectively, the "Electronic Subsidiaries"), and other non-core businesses. As a result, the Company has simplified its organization and now conducts business in only two locations, Burlington, Massachusetts and Livermore, California. Prior to the restructuring, the Company conducted business in over a dozen different locations.

         Pursuant to Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been presented to reflect the dispositions of the Electronic Subsidiaries. Accordingly, the revenues, cost and expenses, assets and liabilities and cash flows of the Electronics Subsidiaries have been reported as discontinued operations in these consolidated financial statements (see Note 12 to the Financial Statements).

(b)     Results

        (i) REVENUES AND GROSS PROFIT: Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         For the year ended December 31, 1999, the Company's revenues decreased to $24.3 million as compared to $44.5 million for the year ended December 31, 1998. The decrease in the Company's revenues of $20.2 million, or 45% from the year ended December 31, 1998, was mainly due to the reduction in sales volume of $21.1 million associated with the elimination of LightSheer(TM) sales in connection with the sale of Star to Coherent on April 27, 1999, as discussed above. There was an additional decrease of $2.1 million due to declining sales of other cosmetic lasers, offset by an increase of $3.0 million consisting of royalties received by the Company from Coherent. The Company anticipates that sales volumes from its E2000 TM hair removal laser system introduced during the first quarter of 1999 will not be substantial, and will need to be supplemented with additional new products. The decrease in sales volume associated with other cosmetic laser product revenue was principally due to declining sales of the Company's EpiLaser(R) ruby laser hair removal system. Palomar introduced its second generation long pulse ruby laser for hair removal, the Palomar E2000TM, during the first quarter of 1999. In March of 1999, the Company obtained FDA clearance to market and sell its Palomar E2000TM in the United States for "permanent hair reduction."

         Gross profit for the year ended December 31, 1999 was $8.7 million (36% of revenues) compared to $21.5 million (48% of revenues) for the year ended December 31, 1998. The decrease in gross profit and gross profit percentage was due the fact that the Company sold Star and its LightSheer(TM) laser system to Coherent on April 27, 1999, as discussed above. The LightSheer provided a significantly higher gross profit than the Company's EpiLaser(R) and other cosmetic products. The Company anticipates that its gross profit percentage from sales of the Palomar E2000TM will be significantly less than the gross profit from its former LightSheer(TM) product, unless and until the Palomar E2000TM achieves volume production and further manufacturing efficiencies and overcomes product introduction issues.

         (ii) OPERATING AND OTHER EXPENSES: Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Research and development costs increased to $8.0 million for the year ended December 31, 1999 from $7.0 million for the year ended December 31, 1998. Research and development expenses as a percentage of revenues totaled 33% for the year ended December 31, 1999 and 16% for the year ended December 31, 1998. The continued spending on research and development reflects the Company's commitment to research and development of devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's ruby and diode lasers. Palomar's research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. The Company recently entered into an amendment to its existing Clinical Trial Agreement with Massachusetts General Hospital, pursuant to which it will fund a minimum of $475,000 per year over the next five years for research. The funding will be in the fields of photo thermal removal or reduction of hair, non-invasive electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light. In return, the Company will obtain exclusive license rights to patents arising from Palomar funded research in these fields (referred to, respectively, as "hair removal," "fat removal," and "acne treatment," for simplicity). Research and development as a percentage of revenues is expected to increase until the Company introduces other products currently in development.

         Sales and marketing expenses decreased to $6.6 million (27% of revenues) for the year ended December 31, 1999 from $15.1 million (34% of revenues) for the year ended December 31, 1998. The decrease in sales and marketing expenses as a percentage of revenues is a result of the Company's sale of Star to Coherent, which incurred significant commission expense. New distribution channels include direct sales by the Company and other distribution channels, and the associated sales and marketing expenses for the E2000(TM) are less than the commission earned by Coherent, the Company's previous distributor. The Company will continue to expand its own direct sales force to complement these sales channels. The Company anticipates that, in comparison to the commission previously paid to Coherent as a percentage of revenues, its future sales and marketing costs as a percentage of revenues will decrease.

         General and administrative expenses decreased to $5.1 million (21% of revenues) for the year ended December 31, 1999 as compared to $8.9 million (20% of revenues) for the year ended December 31, 1998. This decrease for the year ended December 31, 1999 is attributable to a $3.5 million reduction due to the sale of the Company's Star subsidiary and due to the Company's restructuring and consolidation of administrative functions.

         Costs related to solicitation of proxies in connection with the Company's 1999 Annual Meeting of Stockholders were $625,000 for the year ended December 31, 1999 as a result of a proxy contest launched by a dissident stockholder group.

         Settlement costs were $2.5 million for the year ended December 31, 1999 and are attributable to lawsuits and claims against the Company. (See Note 10(c) to Financial Statements.)

         Gain from the sale of a subsidiary was $47.1 million for the year ended December 31, 1999 due to the Company completing the sale of Star on April 27, 1999. The Company has deferred gain recognition of $3.1 million of the proceeds from this sale pending the resolution in 2000 of certain commitments and contingencies related to the sale.

         Redemption expense was $6.2 million for the year ended December 31, 1999. This amount reflects a redemption expense as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss franc denominated subordinated convertible debentures originally totaling $7.7 million and due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of $6.7 million to the European banks, of which $4.5 million has been paid as of December 31, 1999. The balance of $2.2 million is due through 2001. Accordingly, the Company has recorded a charge to operations of $6.2 million. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

         Interest expense decreased to $597,000 for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998. This 54% decrease is primarily the result of the use of conventional financing and a decrease in convertible debenture financings. Also, operations did not require as much financing in 1999 as compared to 1998 as a result of lower working capital needs. As a result of the sale of Star, which generated $49.7 million in cash, the Company anticipates that interest expense will decline significantly due to use of a portion of these proceeds to pay down certain of its outstanding debt during the second quarter of 1999.

         Net gain on trading securities represents a realized gain of approximately $703,000 for the year ended December 31, 1998 related to the Company's investment in a publicly traded company that was sold during 1998. The Company did not have any marketable trading securities as of December 31, 1999.

         Interest income increased to $1.3 million for the year ended December 31, 1999 as compared to $33,000 for the year ended December 31, 1998. This amount represents interest earned on the balance of the funds received from the sale of Star, which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

         Other income increased to $411,000 for the year ended December 31, 1999. This amount compares to $21,000 for the year ended December 31, 1998. The increase is primarily due to $231,000 of foreign currency gain from the Swiss franc convertible debentures.

         The Company provided income taxes of $2.5 million in 1999 as a result of the sale of Star. The Company was not able to fully offset the gain with the net operating loss carryforwards.

         The loss from discontinued operations for the year ended December 31, 1999 was $435,000 compared to a loss of $2.6 million for the year ended December 31, 1998. The $435,000 loss from discontinued operations incurred during 1999 was related to a settlement related to the operations of Dynaco.

         (iii) REVENUES AND GROSS PROFIT: Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         For the year ended December 31, 1998, the Company's revenues increased to $44.5 million as compared to $21.0 million for the year ended December 31, 1997. The increase in the Company's revenues of $23.5 million or 112% from the year ended December 31, 1997 was mainly due to additional sales volume of $35.6 million associated with the introduction of the LightSheer(TM), partially offset by a decrease in revenue of $12.1 million in other cosmetic laser product revenue. The Company obtained FDA clearance to market and sell the LightSheer(TM) for hair removal and leg vein treatment in the United States at the end of 1997. The decrease in sales volume associated with other cosmetic laser product revenue was principally due to declining sales of the Company's EpiLaser(R) ruby laser. The Company focused on bringing the LightSheer(TM) to market while further developing a new generation of ruby hair removal lasers during 1998.

         Gross margin for the year ended December 31, 1998 was $21.5 million (48% of revenues) compared to $939,000 (4% of revenues) for the year ended December 31, 1997. The increase in gross margin and gross margin percentage was due to sales of the LightSheer(TM), which had a significantly higher gross margin than the Company's EpiLaser(R) and other cosmetic products.

         (iv) OPERATING AND OTHER EXPENSES: Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Research and development costs decreased to $7.0 million for the year ended December 31, 1998 from $12.0 million for the year ended December 31, 1997. Research and development expenses as a percentage of revenue totaled 16% for the year ended December 31, 1998 and 57% for the year ended December 31, 1997. The decline in spending was primarily the result of the Company's receipt of FDA approval for the LightSheer(TM) at the end of 1997.

         Sales and marketing expenses increased to $15.1 million (34% of revenues) for the year ended December 31, 1998, from $7.0 million (33% of revenues) for the year ended December 31, 1997. The increase in sales and marketing expenses was attributable to the costs associated with the Company's distribution agreement with Coherent, which increased in direct proportion to sales volume because Coherent received a commission for each of the Company's products that it sold, to compensate it for its sales and marketing efforts. The amounts received by Coherent (as a percentage of the Company's revenues) were greater than the Company's sales and marketing expenses when it performed these functions internally during 1997.

         General and administrative expenses decreased to $8.9 million (20% of revenues) for the year ended December 31, 1998, as compared to $15.3 million (73% of revenues) for the year ended December 31, 1997. This decrease is attributable to the Company's restructuring and consolidation of administrative functions in the third and fourth quarters of 1997, including a reduction in costs attributable to Palomar Technologies, Ltd., Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc.), Palomar Medical Products, Inc. and corporate costs totaling $1.0 million, $2.4 million, $1.9 million and $2.0 million, respectively. This reduction was offset by an increase of $900,000 for general and administrative expenses incurred at the Company's Star subsidiary to support the introduction of the LightSheer(TM). In previous years, the Company used management's time and allocated resources to developing businesses outside of the medical and cosmetic laser industry and financing the non-core businesses. Beginning in the fourth quarter of 1997, the Company focused its efforts on its core business.

         The Company incurred no business development and financing costs during the year ended December 31, 1998, as compared to $2.1 million (10% of revenues) for the year ended December 31, 1997. This decrease is attributable to the Company's restructuring efforts to focus on its core medical business.

         Restructuring and asset write-off costs were $13.0 million for the year ended December 31, 1997. These charges reflect restructuring and asset write-off costs for certain operating and non-operating assets that the Company believes were not fully realizable for both the Company's medical business and other non-medical investments. Included in this charge is a $2.7 million reserve for severance costs associated with consolidating selling, general and administrative functions, including the closing of certain facilities. Through December 31, 1998, the Company paid out $2.3 million of severance costs and had a remaining liability of $279,000 related to two individuals that was paid out in 1999, resulting in actual restructuring costs incurred of $2.6 million. Accordingly, the Company reversed the balance of this restructuring accrual of $131,000 in its consolidated statement of operations during the fourth quarter of fiscal 1998.

         For the year ended December 31, 1998, the Company did not incur settlement costs. Settlement costs of $3.2 million were incurred during the year ended December 31, 1997. These costs consisted mainly of a legal accrual related to a legal settlement with an investment bank.

         Interest expense decreased to $1.3 million for the year ended December 31, 1998 from $7.0 million for the year ended December 31, 1997. The amount for 1997 includes $5.5 million of non-cash interest expense related to the value ascribed to the discount features of the convertible debentures issued by the Company during 1996 and 1997. This 82% decrease is primarily the result of a decrease in convertible debenture financings and the Company's increased use of conventional financing. Also, operations did not require as much financing in 1998 as compared to 1997.

         Interest income decreased to $33,000 for the year ended December 31, 1998 from $457,000 for the year ended December 31, 1997. This decrease is primarily the result of a reduction in interest received due to a decrease in other loans and investments and a decrease in the Company's average cash position during 1998.

         Net gain on trading securities represents a realized gain of $703,000 for the year ended December 31, 1998 related to the Company's investment in a publicly traded company that was sold during 1998. The Company did not have any marketable trading securities as of December 31, 1998.

         The loss from discontinued operations for the year ended December 31, 1998 was $2.6 million compared to a loss of $27.4 million for the year ended December 31, 1997. The loss from discontinued operations in 1998 was due to a delay in the disposition of Dynaco resulting in operating expenses of $1.1 million above the estimated operating expenses accrued at December 31, 1997. A loss on disposition of discontinued entities for the year ended December 31, 1998 of $1.5 million was incurred. The majority of this charge relates to the write off of the Company's carrying value of its investment in Nexar during the second quarter of 1998.

(c)      Liquidity and Capital Resources

         On April 27, 1999, Palomar completed the sale of Star to Coherent for $65 million. On the date of the sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,907 is being held in escrow until April 27, 2000 as security for any claims Coherent may have under the Agreement.

         In addition, the Company receives an ongoing royalty from Coherent for all licensed products sold by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from MGH. Palomar has also sublicensed these patents to two additional competitors. Portions of these royalty proceeds are remitted to MGH.

         The Company used a portion of the proceeds of the Star sale to pay down certain of its outstanding debt during 1999. The balance of the funds has been invested in high-grade corporate and municipal notes and bonds to fund future operations and research and development efforts. Accordingly, the Company will generate additional interest income for the near future.

         The Company is a holding company with no significant operations. Operations are carried out at the subsidiary level, and consist primarily of research and development. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations. As of December 31, 1999, the Company had $25.2 million in cash, cash equivalents and available-for-sale investments. With the proceeds from the Star sale, the Company believes that its financial position will meet its ongoing cash flow requirements and can fund operating losses at its subsidiaries for at least the next 12 months. The successful introduction and marketing of new products currently under development will be critical to funding future operations.

         During the year ended December 31, 1999, under a settlement agreement, the Company agreed to pay a total of $6.7 million to the European banks that had held 4.5% convertible debentures originally totaling $7.7 million due in 2003. The Company has paid $4.5 million to these banks through December 31, 1999. The balance of $2.2 million is due through 2001.

         During 1999, the Company entered into a 10-year lease agreement for its operating facility in Burlington, Massachusetts. The annual commitment under this agreement is $860,000 for the first five years of the agreement and $950,000 thereafter.

         In July 1999, the Company entered into an amendment to extend its exclusive research agreement with MGH for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. Under the terms of this agreement, the Company is obligated to pay MGH $475,000 on an annual basis for clinical research through August 1, 2004.

         The Company anticipates that capital expenditures for 2000 will total $700,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

         The Company had a $10 million revolving line of credit from a bank. A director of the Company personally guaranteed borrowings under the line of credit. On April 27, 1999, the Company repaid all the amounts outstanding and subsequently cancelled the line of credit.

         The Company entered into a Loan Agreement with Coherent pursuant to which Coherent agreed to loan the Company money to help finance the Company's working capital requirements. These loans were collateralized by Star's inventory. Coherent assumed $4.8 million of debt related to these loans in connection with its purchase of all of the issued and outstanding common stock of Star on April 27, 1999.

(d)      Year 2000 Impact

         We have not yet experienced any problems with our computer systems relating to distinguishing twenty-first century dates from twentieth century dates, which generally are referred to as Year 2000 problems. We are also not aware of any material Year 2000 problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

(e)      Recently Issued Accounting Standard

         In February 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

         (i) Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

         As of December 31, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders' (deficit) equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

         (ii)     Primary Market Risk Exposures.

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

         The Company's significant exposure to currency exchange rate fluctuations is specifically related to its Swiss franc convertible debentures. The impact of exchange rate movements on these debentures was immaterial for the year ended December 31, 1999. The Company's other exposure to currency exchange rate fluctuations has been and is expected to continue to be modest since it sells its products in United States dollars. Currently, the Company does not engage in foreign currency hedging activities.

          STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
          ------------------------------------------------------------

         In addition to the other information in this Annual Report on Form 10-K, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-K that are not historical facts (including, without limitation, statements concerning products under development, the timing of new product introductions, financing of future operations, and the Company's research partnership with MGH) and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) releases by the SEC. The risk factors identified below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

                                  RISK FACTORS
                                  ------------

OUR FUTURE REVENUE DEPENDS ON OUR DEVELOPING NEW PRODUCTS.

         We face rapidly changing technology and continuing improvements in cosmetic laser technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, to enhance existing products, and to achieve market acceptance for such products. We have in the past experienced delays in developing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. As a result of the sale of Star to Coherent, our future revenue will be almost entirely dependent on sales of newly introduced products. Although we have recently introduced a new hair removal laser, sales to date have been minimal and this new product may not achieve market acceptance or generate sufficient margins. In addition, the market for this type of hair removal laser may already be saturated. At present, broad market acceptance of laser hair removal is critical to our success. We intend to diversify our product line by developing cosmetic laser products other than hair removal lasers.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SUPERIOR FINANCIAL, MARKETING AND OTHER RESOURCES.

         The laser hair removal industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing and servicing of hair removal lasers with numerous other companies, some of which have substantially greater financial, marketing and other resources than we do. As a result, some of our competitors are able to sell hair removal lasers at prices significantly below the prices at which we sell our hair removal lasers. In addition, as a result of the Star sale, Coherent, our former exclusive distributor and one of the largest and best financed laser companies, is now our competitor and we have to find new ways to distribute our products. We currently have no significant sales force in place for our new products under development. Our laser products also face competition from alternative medical products and procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or medical procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

OUR QUARTERLY OPERATING RESULTS HAVE DECREASED AS A RESULT OF THE STAR SALE, AND THAT MAY HURT THE PRICE OF OUR COMMON STOCK.

         Almost all of our revenues in 1999 were attributable to sales of the LightSheer(TM) diode laser system manufactured by Star. Therefore, as a result of the Star sale, our revenues have declined significantly. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall.

WE COULD BE DELISTED FROM NASDAQ.

         For continued listing on The Nasdaq SmallCap Market, a company must maintain a minimum bid price of $1.00 per share. In March 1999, Nasdaq held a hearing regarding our continued listing on The Nasdaq SmallCap Market in light of the fact that our common stock had traded below the $1.00 minimum bid price requirement for longer than 30 trading days. As a result of our reverse stock split, we regained compliance with the minimum bid price requirement before that date, and are now in compliance with all of Nasdaq's requirements for continued listing on The Nasdaq SmallCap Market. However, there can be no assurance that we will remain in compliance with Nasdaq's criteria for continued listing or that we will remain listed on Nasdaq. The delisting of our common stock would likely reduce the liquidity of our common stock and our ability to raise capital. If our common stock is delisted from The Nasdaq SmallCap Market, it will likely be quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. or Nasdaq's OTC Bulletin Board. These listings can make trading more difficult for stockholders.

WE DEPEND ON A NUMBER OF VENDORS FOR CRITICAL COMPONENTS IN OUR CURRENT AND FUTURE PRODUCTS.

         We develop laser systems that incorporate third-party components as part of the overall systems. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small specialized vendors that are not well capitalized. A disruption in the delivery of these key components could have an adverse effect on our business. In 2000, we anticipate that we will be substantially dependent on an overseas third-party manufacturer over whom we do not have absolute control to provide us with critical components for a new Super Long Pulse hair removal laser we intend to introduce in 2000.

OUR LASERS ARE SUBJECT TO NUMEROUS MEDICAL DEVICE REGULATIONS. COMPLIANCE IS EXPENSIVE AND TIME-CONSUMING. OUR NEW PRODUCTS MAY NOT BE ABLE TO OBTAIN THE NECESSARY CLEARANCES IN ORDER TO SELL THEM.

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

         Our products are subject to similar regulations in our major international markets. Complying with these regulations is necessary for our strategy of expanding the markets for and sales of our products into these countries. These approvals may necessitate clinical testing, limitations on the number of sales and controls of end user purchase price, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns an requests.

WE ARE DEPENDENT ON THIRD-PARTY RESEARCHERS.

         We are substantially dependent upon third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf and to grant us favorable licensing terms for products which they may develop. At present, our principal research partner is the Wellman Laboratories of Photomedicine at Massachusetts General Hospital. We provide research funding, laser technology and optics know-how in return for licensing rights with respect to specific medical applications and patents. Our success will be highly dependent upon the results of this research. We cannot be sure that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

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

OUR PROPRIETARY TECHNOLOGY HAS ONLY LIMITED PROTECTIONS.

         Our business could be materially and adversely affected if we are not able to adequately protect our proprietary intellectual property rights. We rely on a combination of patent, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and customers and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their intellectual property rights. In addition, costly and time-consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others' intellectual property rights.

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

OUR  CHARTER  DOCUMENTS  AND  DELAWARE  LAW MAY  DISCOURAGE  POTENTIAL  TAKEOVER
ATTEMPTS.

         Our Second Restated Certificate of Incorporation and our By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to the Secretary of the Company advance notice of director nominations and business to be brought by such stockholder before any annual or special meeting of stockholders, as well as certain information regarding such nomination and/or business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. They also provide that a special meeting of stockholders may be called only by the affirmative vote of a majority of the Board of Directors. These provisions could delay any stockholder actions that are favored by the holders of a majority of the outstanding stock of the Company until the next stockholders' meeting. In addition, the Board of Directors is authorized to issue shares of common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COLLECT LICENSING ROYALTIES.

         At present, a material portion of our revenues consist of royalties from licensing both our own patents and patents licensed to us on an exclusive basis by Massachusetts General Hospital. However, there can be no assurance that we will be able to obtain valuable patent rights. Moreover, there can be no assurance that, even if we do obtain such patent rights and are able to license them to third parties, we will derive a significant revenue stream from such licenses.

WE FACE RISKS ASSOCIATED WITH PENDING LITIGATION.

         We are involved in disputes with third parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Although we have reached a settlement agreement with the plaintiffs in the Varljen litigation (described in Part I, Item 3), the settlement must be approved by the court, and there can be no assurance that it will be approved. An adverse result in that suit could have a material adverse effect on our business, financial condition and results of operations.

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

WE FACE A RISK OF FINANCIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS IN THE EVENT THAT THE USE OF OUR PRODUCTS RESULTS IN PERSONAL INJURY.

         Our products are and will continue to be designed with numerous safety features, but it is possible that patients could be adversely affected by use of one of our products. Further, in the event that any of our products prove to be defective, we may be required to recall and redesign such products. Although we have not experienced any material losses due to product liability claims to date, there can be no assurance that we will not experience such losses in the future. We maintain general liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate and maintain umbrella coverage in the aggregate amount of $25 million; however, there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred. In the event we are found liable for damages in excess of the limits of our insurance coverage or if any claim or product recall results in significant adverse publicity against us, our business, financial condition and results of operations could be materially and adversely affected. In addition, although our products have been and will continue to be designed to operate in a safe manner, and although we attempt to educate medical personnel with respect to the proper use of our products, misuse of our products by medical personnel over whom we cannot exert control may result in the filing of product liability claims or in significant adverse publicity against us.

ITEM 8.        FINANCIAL STATEMENTS.
               ---------------------

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Public Accountants                                                                     20

Consolidated Balance Sheets as December 31, 1998 and 1999                                                     22

Consolidated Statements of Operations for the Years Ended December 31, 1997,
     1998 and 1999                                                                                            23

Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended December 31, 1997,
     1998 and 1999                                                                                            24

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
     1998 and 1999                                                                                            27

Notes to Consolidated Financial Statements                                                                    29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Palomar Medical Technologies, Inc:

         We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The summarized financial data for Nexar Technologies, Inc. for the year ended December 31, 1997 contained in Note 12 are based on the financial statements of Nexar Technologies, Inc., which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 12, is based solely on the report of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 1, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nexar Technologies, Inc.
Southborough, Massachusetts

We have audited the accompanying consolidated balance sheet of Nexar Technologies, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements (which are not shown separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Nexar Technologies, Inc. and subsidiary as of December 31, 1996 and for the periods ended December 31, 1995 and 1996 (not shown separately herein), were audited by other auditors whose report dated January 24, 1997 (except with respect to the purchased technology matter discussed in Note 12 as to which the date is February 28, 1997), expressed an unqualified opinion on those statements.

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

                                                                BDO Seidman, LLP

February 13, 1998 (except for Note 10 which is as of March 20, 1998)

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,               December 31,
                                                                                         1998                       1999
                                                                                     ------------               ------------
                                                           ASSETS

Current Assets:
         Cash and cash equivalents                                                     $1,874,718                 $2,712,466
         Available-for-sale investments, at market value                                        -                 22,505,996
         Accounts receivable, net of allowance for doubtful accounts of
               approximately $364,000 and $207,000 in 1998 and 1999,                    9,938,121                  1,879,612
               respectively
         Inventories                                                                    5,416,342                  1,899,591
         Receivable from sale of subsidiary (Note 1)                                            -                  3,330,976
         Other current assets                                                           1,056,388                    729,301
                                                                                     ------------               ------------
               Total current assets                                                    18,285,569                 33,057,942
                                                                                     ------------               ------------

Property and Equipment, Net                                                             3,314,087                    991,432
                                                                                     ------------               ------------

Other Assets:
         Cost in excess of net assets acquired, net of accumulated
           amortization of
               approximately $1,882,000 and $1,201,000 in 1998 and 1999,
               respectively                                                             1,699,983                    631,026
         Deferred financing costs                                                          58,923                          -
         Other non-current assets                                                         167,352                    162,468
                                                                                     ------------               ------------
               Total other assets                                                       1,926,258                    793,494
                                                                                     ------------               ------------

                                                                                      $23,525,914                $34,842,868
                                                                                     ============               ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Current portion of long-term debt                                             $6,290,041               $  1,122,008
         Accounts payable                                                               6,553,745                    659,280
         Accrued liabilities                                                            9,049,238                  6,371,553
         Accrued income taxes                                                                   -                  2,500,000
         Current portion deferred revenue                                               1,143,796                    918,642
         Deferred gain from sale of subsidiary of (Note 1)                                      -                  3,139,556
                                                                                     ------------               ------------
               Total current liabilities                                               23,036,820                 14,711,039
                                                                                     ------------               ------------

Liabilities of Discontinued Operations                                                  1,680,171                          -
                                                                                     ------------               ------------
Long-Term Debt, Net of Current Portion                                                  3,150,000                  1,622,008
                                                                                     ------------               ------------

Deferred Revenue, Net of Current Portion                                                  870,000                          -
                                                                                     ------------               ------------

Accrued Dividends and Interest on Preferred Stock                                       1,252,386                  1,417,184
                                                                                     ------------               ------------
Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit):
         Preferred stock, $.01 par value-
               Authorized - 1,500,000 shares
               Issued and outstanding -
               6,993 shares and 6,000 shares
               at December 31, 1998 and 1999, respectively
               (Liquidation preference of $7,417,183 as of December 31, 1999)                  69                         60

         Common stock, $.01 par value-
               Authorized - 45,000,000 shares
               Issued - 10,074,864 shares and 11,034,493 shares
               at December 31, 1998 and 1999, respectively                                100,747                    110,345
         Additional paid-in capital                                                   161,337,926                162,275,613
         Accumulated deficit                                                         (166,263,346)              (141,550,040)
         Unrealized loss on available-for-sale investments                                      -                    (67,943)
         Less: Treasury stock - 49,285 and 1,002,615 shares at cost
               at December 31, 1998 and 1999, respectively                             (1,638,859)                (3,675,398)
                                                                                     ------------               ------------
                        Total stockholders' equity (deficit)                          (6,463,463)                 17,092,637
                                                                                     ------------               ------------
                                                                                      $23,525,914                $34,842,868
                                                                                     ============               ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Years Ended December 31,
                                                                      1997                  1998                  1999
                                                                ------------------    ------------------    -----------------

Product revenues                                                    $  20,994,546         $  44,514,057        $  21,279,168
Royalty revenues                                                                -                     -            2,972,279
                                                                ------------------    ------------------    -----------------
           Total Revenues                                              20,994,546            44,514,057           24,251,447
                                                                ------------------    ------------------    -----------------

Cost of product revenues                                               20,055,963            23,050,834           14,321,615
Cost of royalty revenues                                                        -                     -            1,188,912
                                                                ------------------    ------------------    -----------------
           Total Cost of Revenues                                      20,055,963            23,050,834           15,510,527
                                                                ------------------    ------------------    -----------------

           Gross profit                                                   938,583            21,463,223            8,740,920
                                                                ------------------    ------------------    -----------------

Operating Expenses (Income)

           Research and development                                    11,990,332             7,029,348            8,022,294
           Sales and marketing                                          6,959,750            15,132,595            6,586,959
           General and administrative                                  15,332,241             8,866,530            5,059,884
           Costs incurred for proxy contest                                     -                     -              624,627
           Business development
                and other financing costs                               2,060,852                     -                    -
           Restructuring and asset write-off (Note 13)                  3,325,000              (131,310)                   -
           Settlement and litigation costs                              3,199,000                     -            2,500,000
           Gain from sale of subsidiary (Note 1)                                -                     -          (47,090,877)
                                                                ------------------    ------------------    -----------------
                    Total operating expenses (income)                  42,867,175            30,897,163          (24,297,113)
                                                                ------------------    ------------------    -----------------

                    Income (loss) from operations
                                                                      (41,928,592)           (9,433,940)          33,038,033

Interest Expense                                                       (6,993,898)           (1,290,905)            (597,352)

Interest Income                                                           456,945                33,080            1,316,158

Net Gain (Loss) on Trading Securities                                     (52,272)              703,211                    -

Asset Write-off (Note 13)                                              (9,658,000)                    -                    -

Swiss Franc Redemption (Note 9)                                                 -                     -           (6,167,369)

Other Income (Expense), Net                                              (193,262)               21,311              411,420
                                                                ------------------    ------------------    -----------------
           Income (Loss) from  Continuing Operations
           Before Provision from Income Taxes                         (58,369,079)           (9,967,243)          28,000,890

Provision for Income Taxes                                                      -                     -            2,500,000
                                                                ------------------    ------------------    -----------------
           Net Income (Loss) from Continuing Operations               (58,369,079)           (9,967,243)          25,500,890
                                                                ------------------    ------------------    -----------------

Loss from Discontinued Operations (Note 12)
           Loss from operations                                       (29,508,755)           (1,090,885)            (435,000)
           Gain (Loss) on dispositions, net                             2,073,943            (1,533,295)                   -
                                                                ------------------    ------------------    -----------------

           Net Loss from Discontinued Operations                      (27,434,812)           (2,624,180)            (435,000)
                                                                ------------------    ------------------    -----------------

                    Net Income (Loss)                               $ (85,803,891)        $ (12,591,423)        $  25,065,890
                                                                ==================    ==================    =================

Basic Net Income (Loss) Per Share:
           Continuing operations                                      $    (12.52)          $     (1.26)           $     2.48
           Discontinued operations                                          (5.47)                (0.29)                (0.04)
                                                                ------------------    ------------------    -----------------
                    Total Basic Net Income (Loss) Per Share           $    (17.99)          $     (1.55)           $     2.44
                                                                ==================    ==================    =================

Basic Weighted Average Number of Shares Outstanding                     5,015,039             8,981,242           10,152,763
                                                                ==================    ==================    =================

Diluted Net Income (Loss) Per Share:
           Continuing operations                                      $    (12.52)          $     (1.26)           $     2.39
           Discontinued operations                                          (5.47)                (0.29)                (0.04)
                                                                ------------------    ------------------    -----------------
                    Total Diluted Net Income (Loss)  Per Share        $    (17.99)          $     (1.55)           $     2.35
                                                                ==================    ==================    =================
Diluted Weighted Average Number of Shares Outstanding                   5,015,039             8,981,242            10,775,672
                                                                ==================    ==================    =================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                 Preferred Stock               Common Stock                 Treasury Stock
                                             --------------------------------------------------------------------------------------
                                               Number       $0.01         Number        $0.01          Number
                                             of Shares    Par Value     of Shares      Par Value     of Shares           Cost
                                             --------------------------------------------------------------------------------------

Balance, December 31, 1996                    18,151       $182         4,370,975       $43,708         (28,571)       $(1,211,757)

        Sale of common stock pursuant to
           warrants, options and Employee
           Stock Purchase Plan                     -          -           116,443         1,164               -                  -
        Reduction in subscriptions
           receivable                              -          -                 -             -               -                  -
           issuance costs of
           approximately $1,000,000           16,000        160                 -             -               -                  -
           1996 employer 401(k)
           matching contribution                   -          -            12,492           125               -                  -
        Conversion and redemption of
           preferred stock                   (17,754)      (178)          877,120         8,771               -                  -
        Conversion of convertible
           debentures and issuance of
           common stock to an
           investor                                -          -         1,066,423        10,664               -                  -
        Issuance of common stock for
           investment banking,
           merger and acquisition
           and consulting services                 -          -             2,857            29               -                  -
           feature of convertible
           debentures issued                       -          -            59,016           590               -                  -
        Unrealized gain on
           available-for-sale
           investments                             -          -                 -             -               -                  -
        Preferred stock dividends                  -          -                 -             -               -                  -
           associated with Dermascan
           acquisition                             -          -                 -             -               -                  -
        Issuance of common stock for
           technology                              -          -            36,474           365               -                  -
        Purchase of stock for treasury             -          -                 -             -         (20,714)          (427,102)
        Gain related to the issuance of
           common stock by Nexar
           Technologies, Inc.                      -          -                 -             -               -                 -
        Value ascribed to warrant to
           purchase common stock
           issued to Coherent, Inc.                -          -                 -             -               -                 -
        Net loss                                   -          -                 -             -               -                 -
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1997                    16,397       $164         6,541,800       $65,416         (49,285)      $(1,638,859
                                             ======================================================================================


                                               Additional                   Unrealized Loss                             Total
                                                 Paid-in     Accumulated      on Available-        Subscription      Stockholders'
                                                 Capital       Deficit    for-Sale Investments      Receivable     Equity (Deficit)
                                             --------------------------------------------------------------------------------------

Balance, December 31, 1996                    $105,162,811  $(64,971,200)       $(342,500)          $(604,653)       $38,076,591

        Sale of common stock pursuant to
           warrants, options and Employee
           Stock Purchase Plan                   1,613,070             -                -                   -          1,614,234
        Reduction in subscriptions
           receivable                                    -             -                -             604,653            604,653
        Sale of preferred stock, net of
           issuance costs of
           approximately $1,000,000             14,999,840             -                -                   -         15,000,000
        Issuance of common stock for
           1996 employer 401(k)
           matching contribution                   318,029             -                -                   -            318,154
        Conversion and redemption of
           preferred stock                      (3,873,689)            -                -                   -         (3,865,096)
        Conversion of convertible
           debentures and issuance of
           common stock to an
           investor                             16,999,699             -                -                   -         17,010,363
        Issuance of common stock for
           investment banking,
           merger and acquisition
           and consulting services                  53,096             -                -                   -             53,125
        Value ascribed to the discount
           feature of convertible
           debentures issued                     3,754,353             -                -                   -          3,754,943
        Unrealized gain on
           available-for-sale
           investments                                   -             -          342,500                   -            342,500
        Preferred stock dividends                        -    (1,584,406)               -                   -         (1,584,406)
        Guaranteed value of common stock
           associated with Dermascan
           acquisition                            (216,562)            -                -                   -           (216,562)
        Issuance of common stock for
           technology                            1,148,576             -                -                   -          1,148,941
        Purchase of stock for treasury                   -             -                -                   -           (427,102)
        Gain related to the issuance of
           common stock by Nexar
           Technologies, Inc.                    7,409,866             -                -                   -          7,409,866
        Value ascribed to warrant to
           purchase common stock
           issued to Coherent, Inc.                380,000             -                -                   -            380,000
        Net loss                                         -   (85,803,891)               -                   -         (85,803,891)
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1997                    $147,749,089 $(152,359,497)         $     -             $     -     $    (6,183,687)



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)



                                                              Preferred Stock            Common Stock         Treasury Stock
                                                        --------------------------------------------------------------------------
                                                            Number       $0.01         Number       $0.01       Number
                                                           of Shares   Par Value     of Shares    Par Value   of Shares    Cost
                                                        --------------------------------------------------------------------------

Balance, December 31, 1997                                   16,397       $164       6,541,800      $65,416   (49,285) $(1,638,859)

       Sale of common stock pursuant to warrants,
          options and Employee Stock Purchase Plan               -           -          27,459          275         -            -
       Issuance of common stock for 1997 employer
          401(k) matching contribution                           -           -          44,555          446         -            -
       Conversion of preferred stock                        (5,888)        (59)        984,526        9,845         -            -
       Conversion of convertible debentures                      -           -       1,005,095       10,051         -            -
       Issuance of common stock, net of investment
          banking fees                                           -           -       1,457,143       14,571         -            -
       Redemption of preferred stock                        (3,516)        (36)              -            -         -            -
       Value ascribed to warrants issued to
          investment banker                                      -           -               -            -         -            -
       Common stock issued for advisory services                 -           -          14,286          143         -            -
       Costs incurred related to the issuance of
          common stock                                           -           -               -            -         -            -
       Preferred stock dividends and penalties                   -           -               -            -         -            -
       Net loss                                                  -           -               -            -         -            -
                                                       ---------------------------------------------------------------------------
Balance, December 31, 1998                                   6,993         $69      10,074,864     $100,747   (49,285) $(1,638,859)
                                                       ===========================================================================




                                                              Additional                                Total
                                                               Paid-in          Accumulated          Stockholders'
                                                               Capital            Deficit           Equity  (Deficit)
                                                           ----------------------------------------------------------------

Balance, December 31, 1997                                   $147,749,089     $(152,359,497)          $(6,183,687)
       Sale of common stock pursuant to warrants,
          options and Employee Stock Purchase Plan                 65,856                 -                66,131
       Issuance of common stock for 1997 employer
          401(k) matching contribution                            253,835                 -               254,281
       Conversion of preferred stock                              642,382                 -               652,168
       Conversion of convertible debentures                    6 ,429,125                 -             6,439,176
       Issuance of common stock, net of investment
          banking fees                                          9,825,429                 -             9,840,000
       Redemption of preferred stock                           (3,615,522)                -            (3,615,558)
       Value ascribed to warrants issued to
          investment banker                                       171,000                 -               171,000
       Common stock issued for advisory services                   99,857                 -               100,000
       Costs incurred related to the issuance of
          common stock                                           (283,125)                -              (283,125)
       Preferred stock dividends and penalties                          -        (1,312,426)           (1,312,426)
       Net loss                                                         -       (12,591,423)          (12,591,423)
                                                       --------------------------------------------------------------------
Balance, December 31, 1998                                   $161,337,926     $(166,263,346)        $  (6,463,463)
                                                       ====================================================================




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)



                                                        Preferred Stock             Common Stock               Treasury Stock
                                                     -----------------------------------------------------------------------------
                                                        Number       $0.01         Number      $0.01         Number
                                                      of Shares    Par Value     of Shares    Par Value    of Shares     Cost
                                                     -----------------------------------------------------------------------------


Balance, December 31, 1998                              6,993         $69       10,074,864     $100,747      (49,285) $(1,638,859)

       Issuance of common stock for  Employee
          Stock Purchase Plan                               -           -           10,118          103        4,081       15,344
       Issuance of common stock for 1998
          employer 401(k) matching
          contribution                                      -           -           32,561          326            -            -
       Conversion of preferred stock                     (340)         (3)          74,905          749            -            -
       Conversion of convertible debentures                 -           -          377,760        3,778            -            -
       Redemption of preferred stock                     (653)         (6)               -            -            -            -
       Redemption of common stock related to
          Swiss franc convertible debentures                -           -                -            -     (130,576)    (575,348)
       Purchase of stock for treasury                       -           -                -            -     (362,550)  (1,471,893)
       Issuance of escrow shares to treasury                -           -          464,285        4,642     (464,285)      (4,642)
       Costs incurred related to the issuance
          of common stock                                   -           -                -            -            -            -
       Unrealized loss on available-for-sale
          investments                                       -           -                -            -            -            -
       Preferred stock dividends                            -           -                -            -            -            -
       Net  income                                          -           -                -            -            -            -
                                                 ----------------------------------------------------------------------------------
Balance, December 31, 1999                              6,000         $60       11,034,493     $110,345   (1,002,615)  $(3,675,398)
                                                 ==================================================================================



                                                   Additional                           Unrealized Loss               Total
                                                    Paid-in            Accumulated         on Available-           Stockholders'
                                                    Capital             Deficit       for-Sale Investments       Equity (Deficit)
                                                 ----------------------------------------------------------------------------------

Balance, December 31, 1998                       $161,337,926     $  (166,263,346)       $           -           $  (6,463,463)

       Issuance of common stock for  Employee
          Stock Purchase Plan                          30,824                   -                    -                  46,271
       Issuance of common stock for 1998
          employer 401(k) matching
          contribution                                206,333                   -                    -                 206,659
       Conversion of preferred stock                   62,665                   -                    -                  63,411
       Conversion of convertible debentures         1,802,296                   -                    -               1,806,074
       Redemption of preferred stock                 (781,381)                  -                    -                (781,387)
       Redemption of common stock related to
          Swiss franc convertible debentures                -                   -                    -                (575,348)
       Purchase of stock for treasury                       -                   -                    -              (1,471,893)
       Issuance of escrow shares to treasury                -                   -                    -                       -
       Costs incurred related to the issuance
          of common stock                            (383,050)                  -                    -                (383,050)
       Unrealized loss on available-for-sale
          investments                                       -                   -              (67,943)                (67,943)
       Preferred stock dividends                            -            (352,584)                   -                (352,584)
       Net  income                                          -          25,065,890                    -              25,065,890
                                                 ----------------------------------------------------------------------------------
Balance, December 31, 1999                        162,275,613        (141,550,040)       $     (67,943)          $  17,092,637
                                                 ==================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                            1997              1998            1999
                                                                        --------------    -------------   --------------
Cash Flows from Operating Activities:
       Net income (loss)                                                $(85,803,891)     $(12,591,423)    $ 25,065,890
            Less: net loss from discontinued operations                  (27,434,812)       (2,624,180)        (435,000)
                                                                        --------------    -------------   --------------
       Net income (loss) from continuing operations                      (58,369,079)       (9,967,243)      25,500,890
                                                                        --------------    -------------   --------------

       Adjustments to reconcile net income (loss) from
          continuing operations to net cash
          used in operating activities-
             Depreciation and amortization                                 2,246,412         2,676,651        1,191,810
             Restructuring and asset write-off costs                      12,983,000          (131,310)               -
             Loss (gain) on sale of subsidiary                               165,845                 -      (47,090,877)
             Write off of deferred financing costs associated with
                redemption of convertible debentures                          27,554                 -                -
             Valuation allowances for notes and investments                1,035,912                 -                -
             Foreign currency exchange gain                                 (651,970)                -                -
             Noncash interest expense related to debt                      5,473,077            63,652                -
             Noncash compensation related to common stock and
                warrants                                                     205,238           171,000                -
             Realized gain on marketable securities                         (577,969)                -                -
             Unrealized loss (gain) on marketable securities                 669,293          (703,211)               -
             Unrealized foreign currency exchange loss on foreign debt             -                 -         (130,943)
             Redemption of common stock held by Swiss franc debenture
                holders                                                            -                 -        6,167,369
             Changes in assets and liabilities, net of effects from
                 sale of subsidiary:
                 Purchases of marketable securities                         (152,938)                -                -
                 Net sale of marketable trading securities                 2,234,436         2,152,537                -
                 Accounts receivable                                      (1,809,371)       (7,689,441)       2,843,509
                 Inventories                                              (3,390,396)         (704,868)       1,010,751
                 Other current assets                                     (1,005,781)        1,097,553          313,495
                 Accounts payable                                          1,378,637         2,402,763       (4,041,465)
                 Accrued liabilities                                       3,546,543           639,934       (1,336,081)
                 Accrued income taxes                                              -                 -        2,500,000
                 Deferred revenue                                          2,948,247        (1,140,599)      (1,095,154)
                                                                        --------------    -------------   --------------
                     Net cash used in operating activities
                                                                         (33,043,310)      (11,132,582)     (14,166,696)
                                                                        --------------    -------------   --------------

Cash Flows from Investing Activities:
       Purchases of property and equipment                                (5,777,446)         (403,189)        (398,037)
       Purchases of available-for-sale investments                                  -                -      (22,786,767)
       Proceeds from sale of subsidiary                                             -                -       49,448,023
       Proceeds from sale of building                                               -                -          424,676
       Loans to related parties                                           (1,250,000)                -                -
       Payments received on loans to related parties                         941,288                 -                -
       Guaranteed value associated with Dermascan acquisition               (216,562)                -                -
       Investment in nonmarketable securities                             (1,057,631)                -                -
       Decrease (increase) in other assets                                   (95,830)          (19,628)           2,884
                                                                        --------------    -------------   --------------
                     Net cash provided by (used in) investing
                          activities                                      (7,456,181)         (422,817)      26,690,779
                                                                        --------------    -------------   --------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                            1997               1998            1999
                                                                        --------------    -------------   --------------
Cash Flows from Financing Activities:
       Proceeds from issuance of convertible debentures                  16,715,169                 -                -
       Proceeds from notes payable                                        3,500,000                 -                -
       Redemption of convertible debentures                                (196,000)       (2,196,667)               -
       Proceeds from (payments of) notes payable and advances from
          distributor                                                    (4,856,479)        3,010,817          750,000
       Proceeds from issuance of common stock                             1,462,121         9,840,000                -
       Proceeds from exercise of warrants, stock options
            and Employee Stock Purchase Plan                                      -            66,131           46,271
       Costs incurred related to issuance of common stock                         -          (283,125)        (383,050)
       Proceeds from line of credit                                               -         1,000,000          500,000
       Payments on line of credit                                                 -                 -       (1,500,000)
       Payment on Swiss franc convertible debentures                              -                 -       (4,441,064)
       Issuance of preferred stock                                       15,000,000                 -                -
       Purchase of stock for treasury                                      (427,102)                -       (1,471,893)
       Payment on note payable                                                    -                 -       (2,290,041)
       Redemption of preferred stock                                              -        (4,387,434)        (781,387)
                                                                        ---------------   -------------   --------------
                          Net cash provided by (used in) financing
                          activities                                      31,197,709        7,049,722       (9,571,164)
                                                                        ---------------   -------------   --------------
Net increase (decrease) in cash and cash equivalents                      (9,301,782)      (4,505,677)       2,952,919
Net cash provided by (used in) discontinued operations                        12,676        3,377,095       (2,115,171)
Cash and cash equivalents, beginning of the period                        12,292,406        3,003,300        1,874,718
                                                                        ---------------   -------------   --------------
Cash and cash equivalents, end of the period                             $ 3,003,300       $1,874,718       $2,712,466
                                                                        ===============   =============   ==============

Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                            $   534,037       $1,094,759       $  389,637
                                                                        ===============   =============   ==============
       Cash paid for income taxes                                        $        -        $        -       $        -
                                                                        ===============   =============   ==============

Supplemental Disclosure of Noncash Financing and Investing Activities:
        Conversion of convertible debentures and related accrued
             interest, net of financing fees                             $17,010,363        $6,439,176      $ 1,806,074
                                                                        ===============   =============   ==============

        Conversion of preferred stock                                    $   414,904        $  652,168      $    63,411
                                                                        ===============   =============   ==============

        Issuance of common stock for 1996, 1997 and 1998 employer
           401(k) matching contribution                                  $   318,154        $  254,281      $   206,659
                                                                        ===============   =============   ==============

        Unrealized loss on available-for-sale investments                $         -        $        -      $    67,943
                                                                        ===============   =============   ==============

        Issuance of common stock for advisory services performed
           in  1997                                                      $         -        $  100,000      $         -
                                                                        ===============   =============   ==============

       Issuance of common stock for purchase of technology
            related to discontinued operations                           $ 1,148,941        $        -      $         -
                                                                        ===============   =============   ==============

       Exchange of preferred stock for investment in a discontinued
       operation                                                         $(4,280,000)       $        -      $         -
                                                                        ===============   =============   ==============

       Investment banking and consulting fees for services related to the issuance of common stock and convertible
            debentures                                                   $    53,125        $        -      $         -
                                                                        ===============   =============   ==============

       Accrued dividends and interest on preferred stock                 $ 1,584,406        $1,312,426      $   352,584
                                                                        ===============   =============   ==============

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(1)      Organization and Operations

         Palomar Medical Technologies, Inc. and subsidiaries are engaged in the commercial sale and development of cosmetic and medical laser systems and services. During the year ended December 31, 1997, the Company began execution of a plan to dispose of its electronics segment (see Note 12). The Company substantially completed the divestiture program in May of 1998.

         The  Company's   medical  laser  products  are  in  various  stages  of
development; accordingly, the success of future operations is subject to a number of risks similar to those of other companies with products in similar stages of development. Principal among these risks are the need for successful development and marketing of the Company's products, the need for regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need for successful funding of future operations, and dependence on key individuals.

         On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Coherent to sell all of the issued and outstanding common stock of Star, Palomar's majority-owned subsidiary, to Coherent. The Company owned substantially all of the issued and outstanding common shares of Star. However, options outstanding granted to Palomar and employees of Star to purchase shares of Star's common stock remained outstanding prior to the consummation of this sale. When all of the outstanding options under Star's Stock Option Plan were exercised, the Company owned 82.46% of Star's common stock and the employees collectively owned 17.54%. See Note 11(c)(i). This sale was approved by a majority of the stockholders of Palomar on April 21, 1999. On April 27, 1999, the Company completed the sale of Star to Coherent and received net proceeds of $49,736,023. Additionally, $3,254,907 is being held in escrow until April 27, 2000 as security for any claims which Coherent may have under the Agreement, resulting in a gain of $47,090,877. The Company has deferred gain recognition of $3,139,556 of the proceeds from this sale pending the resolution in 2000 of certain commitments and contingencies related to the sale.

         The gain on the sale of Star is calculated as follows:


Cash Received, Net of $965,000 of Bonuses Due to Star Employees                                       $48,771,023
Plus:  Net Amount Held in Escrow Pending Final Asset Valuation                                          3,254,907
Less:  Net Assets Divested                                                                             (1,165,482)
                                                                                       -----------------------------
Gain on Sale Before Expenses                                                                           50,860,448
Less:  Expenses                                                                                         3,769,571
                                                                                       -----------------------------
Net Gain on Sale of Subsidiary                                                                        $47,090,877
                                                                                       =============================

         Under the terms of the Agreement, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital ("MGH"). Portions of these royalty proceeds are remitted to Massachusetts General Hospital.

         On April 21, 1999, a majority of the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a plan of recapitalization that resulted in a one-for-seven reverse split of the Company's common stock. The Company's authorized capital stock was also reduced to 45,000,000 shares of common stock and 1,500,000 shares of preferred stock. All shares and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the reverse stock split.

(2)      Summary of Significant Accounting Policies

         The  accompanying   consolidated   financial   statements  reflect  the
application of certain accounting policies described below and elsewhere in the Notes to Consolidated Financial Statements.

         (a)      Principles of Consolidation

         The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and all wholly owned and majority-owned subsidiaries. All investments of which the Company owns less than 20% of the common stock are accounted for using the cost method. All intercompany transactions have been eliminated in consolidation.

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

         (c)      Investments

         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's marketable equity securities with maturities greater than 90 days are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders' equity (deficit). As of December 31, 1998, the Company did not have any investments in marketable securities. For the year ended December 31, 1999, the aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments are as follows:

                                                         Market             Cost              Gross
                                                          Value             Basis       Unrealized Loss

         Available-for-sale securities:

         Corporate and municipal debt securities       $22,505,996       $22,573,939         $67,943
                                                       ===========       ===========         =======

         Available-for-sale investments in the accompanying balance sheet at December 31, 1999 include debt securities of $22,505,996 with contractual maturities of one year or less. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer or both to redeem these securities at an earlier date. Unrealized holding losses totaling $67,943 on such debt securities are included as a component of deducted from stockholders' equity (deficit) for the year ended December 31, 1999.

         (d)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead. At December 31, 1998 and 1999, inventories consist of the following:


                                                                December 31,
                                                         1998                1999
                                                    ----------------    ----------------
           Raw materials                                 $2,478,289          $1,403,001
           Work-in-process                                1,330,822             496,590
           Finished goods                                 1,607,231                   -
                                                    ----------------    ----------------
                                                         $5,416,342          $1,899,591
                                                    ================    ================

         (e)      Depreciation and Amortization

         The Company provides for depreciation and amortization on property and equipment using the straight-line method by charging to operations amounts that allocate the cost of assets over their estimated useful lives as follows:

                                                                 Estimated

                  Asset Classification                          Useful Life
          --------------------------------------            -------------------
          Machinery and equipment                                3-8 years
          Furniture and fixtures                                  5 years
          Leasehold improvements                               Term of Lease

         At December 31, 1998 and 1999, property and equipment consist of the following:

                                                                December 31,
                                                          1998                1999
                                                   ----------------   -----------------
          Machinery and equipment                       $6,022,320          $1,062,774
          Furniture and fixtures                         1,120,450           1,006,125
          Leasehold improvements                           567,216             139,046
                                                   ----------------   -----------------
                                                         7,709,986           2,207,945
          Less:  Accumulated depreciation
                     and amortization                    4,395,899           1,216,513
                                                   ----------------   -----------------
                                                        $3,314,087            $991,432
                                                   ================   =================

         (f)      Cost in Excess of Net Assets Acquired

         The costs in excess of net assets for acquired businesses are being amortized on a straight-line basis over five to seven years. Amortization expense for the years ended December 31, 1997, 1998, and 1999 amounted to approximately $554,000, $602,000 and $252,000 respectively, and is included in general and administrative expenses in the consolidated statements of operations.

         The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including cost in excess of net assets acquired, based on the estimated future cash flows to be generated by such assets. The Company has assessed the realizability of its long-lived assets as of December 31, 1999 and believes them to be realizable.

         (g)      Deferred Financing Costs

         The Company incurred financing costs related to several issuances of convertible debentures. Deferred financing costs are amortized by a charge to interest expense over the period that the debt is outstanding (see Note 9(a)).

         (h)      Revenue Recognition

         The Company recognizes product revenue upon shipment and acceptance. The Company's sales of its product do not include any rights of return.
Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from services are recognized in the period the services are provided.

         (i)      Significant Sales Agent

         For the years ended December 31, 1997, 1998 and 1999, Coherent acted as the sales agent for products sold to the Company's customers that represented 11%, 89% and 60% of product revenues, respectively. At December 31, 1998 and 1999, Coherent accounted for 89% and 60% of accounts receivable, respectively. Coherent was the Company's exclusive worldwide distributor of laser systems until the sale of Star in April 1999. International sales (including sales for which Coherent was the sales agent) for the years ended December 31, 1997, 1998 and 1999 were approximately 24%, 39% and 35%, respectively, of total revenue.

         (j)      Research and Development Expenses

         The Company charges research and development expenses to operations as incurred.

         (k)      Net Income (Loss) per Common Share

         Basic net income  (loss) per share is determined by dividing net income
(loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and the assumed conversion of all convertible debt obligations and convertible preferred stock. The calculations of basic and diluted weighted average shares outstanding are as follows:


                                                                    Years Ended December 31,
                                                         1997                 1998                 1999
                                                   ------------------   -----------------    -----------------
Basic weighted average common
   shares outstanding                                      5,015,039           8,981,242           10,152,763

Potential common shares pursuant to:
   Stock options and warrants                                      -                   -               69,219
   Convertible preferred stock                                     -                   -              402,006
   Convertible debentures                                          -                   -              151,684
                                                   ------------------   -----------------    -----------------
Diluted weighted average common
  shares outstanding                                       5,015,039           8,981,242           10,775,672
                                                   ==================   =================    =================


         The Company's basic net income (loss) per share from continuing operations for the years ended 1997, 1998 and 1999 is as follows:

                                                                    Years Ended December 31,
                                                         1997                 1998                 1999

                                                   ------------------   -----------------    -----------------
Net income (loss) from
   continuing operations                               $(58,369,079)        $(9,967,243)         $ 25,500,890
Preferred stock dividends                                (1,584,406)         (1,312,426)             (352,584)
Amortization of value ascribed to preferred
   stock conversion discount                             (2,823,529)                  -                     -
                                                   ------------------   -----------------    -----------------
Adjusted net income (loss) from
   continuing operations                               $(62,777,014)       $(11,279,669)          $25,148,306
                                                   ==================   =================    =================
Basic net income (loss) per common share
   from continuing operations                             $  (12.52)          $   (1.26)             $   2.48
                                                   ==================   =================    =================
Basic weighted average number of shares
   outstanding                                             5,015,039           8,981,242           10,152,763
                                                   ==================   =================    =================
Diluted net income (loss) per common
   share from continuing operations                        $ (12.52)            $ (1.26)              $  2.39
                                                   ==================   =================    =================
Diluted weighted average number of
   shares outstanding                                      5,015,039           8,981,242           10,775,672
                                                    =================   =================    =================


         For the years ended 1997, 1998 and 1999, potential common shares related to 4,622,635, 4,064,432 and 3,687,262 of outstanding stock options, stock warrants and convertible securities, respectively, were not included in diluted weighted average shares outstanding as they were antidilutive.

         (l)      Concentration of Credit Risk

         SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash, short-term investments, and trade accounts receivable. The Company places its cash and short-term investments in established financial institutions. The Company has no significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains an allowance for potential credit losses. The Company's accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

         (m)      Disclosures About Fair Value of Financial Instruments

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 1998 and 1999, financial instruments consisted principally of convertible debentures and preferred stock. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 1998 and 1999. Fair values have been determined through information obtained from market sources and management estimates.

         (n)      Comprehensive Income (Loss)

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in the financial statements. The components of the Company's comprehensive loss are as follows:

                                                                      December 31,
                                                       1997                 1998                1999

                                                 ----------------    -----------------    ---------------
Net income (loss) from continuing operations        $(58,369,079)         $(9,967,243)       $25,500,890

Unrealized gain (loss) on available-for-sale
   investments                                           342,500                    -            (67,943)
                                                  ----------------    -----------------    ---------------
Comprehensive income (loss) from
   continuing operations                            $(58,026,579)         $(9,967,243)       $25,432,947
                                                  ================    =================    ===============


         (o)      Reclassifications

        Certain   reclassifications   have  been  made  to  the  1997  and  1998
consolidated   financial   statements   to  conform  with  the  current   year's
presentation.

         (p)      Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

(3)      Segment and Geographic Information

         The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, cosmetic laser sales. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

         Product revenues from international sources were approximately $5.03 million, $17.36 million and $8.44 million in 1997, 1998 and 1999, respectively. The Company's revenues from international sources were primarily generated from customers located in Europe, Canada, Latin America and Asia/Pacific. All of the Company's product sales for the years ended December 31, 1997, 1998 and 1999 were shipped from its facilities located in the United States.

         The following table represents percentage of product revenue by geographic region from customers for 1997, 1998 and 1999:


                                                               Years Ended December 31,
                                                  1997                   1998                   1999
                                            -----------------     -------------------     ------------------

         United States                            76%                    61%                     57%
         Europe                                    6                      17                     19
         Asia/Pacific                              3                      2                       4
         Japan                                     3                      11                     17
         Canada                                    4                      3                       1
         Latin America                             8                      6                       2

                                            -----------------     -------------------     ------------------

                       Total                      100%                   100%                   100%
                                            =================     ===================     ==================

(4)      Research and Development

         In August 1995, the Company entered into an agreement with MGH whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at MGH's Wellman Laboratories of Photomedicine. Effective February 14, 1997, the Company amended the 1995 agreement with MGH. Under the terms of this amendment, the Company agreed to provide MGH with a grant of approximately $204,000 to perform research and evaluation in the field of hair removal. In July 1999, the Company entered an amendment to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions in the relevant fields. Under the terms of this agreement, the Company will pay MGH $475,000 on an annual basis for clinical research through August 2004.

(5)      Income Taxes

         The Company provides for income taxes under the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At December 31, 1999, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, a federal net operating loss carryforward of approximately $59.2 million to be used to offset future taxable income, if any. This net operating loss carryforward will begin to expire in 2012. The Internal Revenue Code contains provisions that limit the net operating loss carryforwards due to changes in ownership, as defined by the Internal Revenue Code. The Company believes that its net operating loss carryforwards will be limited due to its reorganization in 1991 and subsequent stock offerings. The Company has completed an analysis of its availability to utilize its operating loss in connection with the sale of Star to Coherent (see Note 1). The Company estimates that its has net operating losses of approximately $37.9 million that are not subject to limitation under the Internal Revenue Code. The Company has a net deferred tax asset of approximately $40.4 million, comprised mainly of the net operating tax carryforwards discussed above, and the tax effort of certain expenses and reserves not currently deductible. However, the Company has placed a full valuation allowance against the deferred tax asset, due to uncertainty relating to the Company's ability to realize the asset.

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                             December 31,
                                                              1997                1998                 1999
                                                         ----------------    ----------------     ---------------

Income tax provision at federal statutory rate                     34.0%               34.0%               34.0%
Decrease in tax resulting from-
     Net operating loss utilization                                   -                  -                (25.1)
     Increase in valuation allowance                              (34.0)              (34.0)                   -
                                                         ----------------    ----------------     ---------------
Provision for income taxes                                          0.0%                0.0%                8.9%
                                                         ================    ================     ===============


(6)      401(k) Profit Sharing Plan

         The Company has a 401(k) profit sharing plan (the "Profit Sharing Plan"), which covers substantially all employees who have attained the age of 18 and are employed at year-end. Employees may contribute up to 15% of their salary, as defined, subject to restrictions defined by the Internal Revenue Service. The Company is obligated to make a matching contribution, in the form of the Company's common stock, of 50% of all employee contributions effective January 1, 1995. The Company contributions vest over a three-year period. As of December 31, 1999, the Company has reserved 114,292 shares of its common stock for issuance in connection with the Profit Sharing Plan.

         During 1998 and 1999, the Company issued 44,555 and 326 shares of its common stock to the Profit Sharing Plan in satisfaction of its $254,281 and $206,659 employer match for the 1997 and 1998 employee contributions, respectively. For the year ended December 31, 1999, the Company has accrued $123,564 for the 1999 match.

(7)      Quarterly Results of Operations (Unaudited)

         The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1998 and 1999 (in thousands, except per share data).

                                                         Years Ended December 31, 1999
                                          ------------------------------------------------------------------
                                             First            Second             Third            Fourth
                                            Quarter           Quarter           Quarter           Quarter
                                          ------------      ------------      ------------      ------------

       Total revenues                        $ 13,479           $ 5,529           $ 2,923           $ 2,320
       Gross profit                             8,509             1,292               396            (1,456)
       Income (loss) from
         continuing operations                    469            33,198            (2,598)           (5,568)
       Net income (loss) per
         share from continuing
         operations:
            Basic                                0.04              3.22             (0.27)             (.56)
            Diluted                              0.04              3.02             (0.27)             (.55)

                                                                                                   >

                                                         Years Ended December 31, 1998
                                          ------------------------------------------------------------------
                                             First            Second             Third            Fourth
                                            Quarter           Quarter           Quarter           Quarter
                                          ------------      ------------      ------------      ------------

       Total revenues                         $ 7,067           $ 9,090          $ 13,810          $ 14,547
       Gross profit                               731             4,278             8,088             8,366
       Income (loss) from
         continuing operations                 (6,839)           (3,968)              540               300
       Net income (loss) per
         share from continuing
         operations:
            Basic                              $(1.02)            (0.48)              0.07              0.03
            Diluted                            $(1.02)            (0.48)              0.07              0.03

(8)      Accrued Liabilities

         At December 31, 1998 and 1999, accrued liabilities consisted of the following:

                                                                     December 31,
                                                              1998                  1999
                                                         ----------------      ---------------
              Payroll and consulting costs                    $1,148,898             $782,912
              Royalties                                        1,106,352            1,265,825
              Settlement costs                                        --            2,500,000
              Warranty                                         2,798,836              711,606
              Restructuring                                      279,000                   --
              Other                                            3,716,152            1,111,210

                                                         ----------------      ---------------
                  Total                                       $9,049,238           $6,371,553
                                                         ================      ===============

(9)      Long-Term Debt

         (a) At December 31, 1998 and 1999, long-term debt consisted of the following:

                                                                                          December 31,
                                                                                      1998             1999
                                                                                 ---------------  ---------------
Dollar-denominated convertible debentures                                           $2,150,000         $500,000
Revolving line of credit with a bank                                                 1,000,000               --
Note payable in connection with guarantee on behalf of discontinued
    subsidiary (See Note 12)                                                         2,290,041               --
Short-term notes payable to Coherent                                                 4,000,000               --
Swiss franc-denominated convertible debentures                                              --        2,244,016
                                                                                 ---------------  ---------------
                                                                                     9,440,041        2,744,016
Less - Current maturities                                                           (6,290,041)      (1,122,008)
                                                                                 ---------------  ---------------
                                                                                    $3,150,000       $1,622,008
                                                                                 ===============  ===============

         (a)      Convertible Debentures

         The following table summarizes the issuance and conversion of the convertible debentures for the years ended December 31, 1998 and 1999.

                                                                                                          Common Shares
                                                         Initial           Amount Outstanding              Issued Upon
                                                           Face               December 31,                 Conversion
                                                                       --------------------------- ----------------------------
Series                                                    Value            1998          1999          1998           1999
---------------------------------------------------- ----------------- -------------- ------------ --------------  ------------
4.5% Series due October 21, 1999, 2000 and 2001            $5,000,000            $--      $--              8,687       --
5% Series due December 31, 2001                             5,000,000             --      --             165,857       --
5% Series due January 13, 2002                              1,000,000             --      --             132,004       --
5% Series due March 10, 2002                                5,500,000             --      --             223,009       --
6% Series due March 13, 2002                                  500,000        500,000      500,000       --             --
6%, 7% and 8% Series due September 30, 2002                 7,000,000      1,650,000      --             475,537       377,760
4.5% Series denominated in Swiss francs
     due July 3, 2003                                       7,669,442       --         2,244,016              --       --
                                                     ----------------- -------------- ------------ --------------  ------------
                                                          $31,669,442     $2,150,000   $2,744,016      1,005,094       377,760
                                                     ================= ============== ============ ==============  ============

         It is the Company's policy to discount convertible debentures based on the discount conversion price and amortize the discount to operations over the expected life of the convertible debentures, which in most cases is less than the term of the debentures. Accordingly, the Company credits the ascribed value for the discount features described above to additional paid-in capital. This ascribed amount is amortized over a period to the earliest conversion date, which is six months for the convertible debentures outstanding in 1998 and 1999.

         During 1997, the Company recorded approximately $5,444,000 of interest expense related to the amortization of the discount of convertible debentures. There was no amortization of the discount of convertible debentures in 1998 or 1999.

         On March 13, 1997, the Company issued $500,000 of 6% convertible debentures due March 13, 2002. The convertible debentures have a conversion price of $11.00. The debentureholder may convert no more than one-third of the debenture in any 30 day period. The Company has accounted for these debentures at face value.

         On September 30, 1997, the Company issued $7 million of convertible debentures due September 30, 2002. The debentures bear interest at a rate of 6% for the first 179 days, 7% for days 180 through 269 and 8% thereafter. The debentureholders were also issued 59,015 shares of common stock related to this financing. The fair market value of the common stock was $1.05 million and this amount is being treated as debt discount and amortized to interest expense. The convertible debentures have a conversion price of 100% of the Company's average stock price, as defined. In addition, the debentureholder may convert no more than 33% of their debentures in any thirty-day period (or 34% of the debentures in the last 30 day period). The Company also has redemption rights related to this financing. During the year ended December 31, 1998, the Company redeemed $2,196,667 of these convertible debentures, including accrued interest of $196,667. During the year ended December 31, 1999, the debentureholders converted the remaining $1,650,000 of principal plus $176,483 of accrued interest, into 377,760 shares of the Company's common stock. As of December 31, 1999, all of these debentures have been redeemed or converted.

         On July 3, 1996, the Company raised approximately $7,669,000 through the issuance of 9,675 units in a convertible debenture financing. These units are traded on the Luxembourg Stock Exchange and consist of a convertible debenture due July 3, 2003 denominated in 1,000 Swiss francs, and a warrant to purchase 24 shares of the Company's common stock at $16.50 per share. The warrants are non-detachable and may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures accrued at a rate of 4.5% per annum and was payable quarterly in Swiss francs. The convertible debentures were convertible by the holder, or the Company, commencing October 1, 1996 at a conversion price equal to 100% to 77.5% of the applicable conversion price, calculated as defined. The Company ascribed a value of $1,917,360 to the discount conversion feature of the convertible debenture. This amount was being amortized to interest expense over the life of the Swiss franc convertible debenture. During 1997, the Company redeemed 300 units of this convertible debenture financing for $195,044.

         On October 16, 1997, the Company brought a declaratory judgment action in the United States District Court against certain of the Swiss franc debenture holders. Prior to this suit, those debenture holders had alleged that the Company was in breach of certain protective covenants and, on October 22, 1997, they brought suit based on these claims. On November 13, 1997, the Company exercised its right to convert 9,375 units into 130,576 shares of common stock and cash of approximately $36,000. The unamortized discount totaling approximately $1,784,000 was amortized to interest expense upon conversion. The Company accounted for these debentures as converted in the accompanying financial statements as of December 31, 1998.

         During the year ended December 31, 1999, the Company recorded a redemption expense of $6,167,369 as a result of a compromise agreement between Palomar and certain European banks that had held the Swiss franc debentures. Under the terms of this April 21, 1999 agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Under the terms of the agreement, the Company agreed to pay a total of approximately $6,742,717 to the European banks, of which $4,433,355 had been paid as of December 31, 1999. The remaining amounts due under this obligation are due through 2001. Accordingly, the Company has recorded a charge to operations of $6,167,369. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares ($575,348) previously considered outstanding by the Company.

         The Company incurred deferred financing costs of approximately $769,000 relating to the issuance of convertible debentures during the year ended December 31, 1997. These costs are reflected as deferred financing costs in the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the related convertible debentures. During the years ended December 31, 1997, 1998 and 1999, the Company amortized approximately $276,000, $64,000 and $39,000 to interest expense, respectively. Any remaining unamortized deferred financing costs are charged to additional paid-in capital upon conversion. During the years ended December 31, 1997, 1998 and 1999, the Company charged approximately $1,820,000, $374,000 and $20,000, respectively, of unamortized deferred financing costs to additional paid-in-capital.

         (b)      Revolving Line of Credit with a Bank

         The Company had a $10 million revolving line of credit with a bank. This line of credit was to mature on March 31, 2000 and bore interest at the bank's prime rate. Borrowings under this line of credit were secured by substantially all assets of the Company and were limited to 80% of qualified accounts receivables. A director of Palomar had guaranteed all borrowings under this line of credit. In connection with this guarantee, the Company issued this director warrants to purchase 28,571 shares of common stock at $10.50 per share. These warrants were valued at approximately $69,000. This amount was amortized to interest expense over the term of the revolving line of credit. The Company repaid all amounts outstanding under this line of credit on April 27, 1999, and cancelled the line of credit.

         (c)      Bridge Loan

         On March 27, 1998, the Company borrowed $2 million from an individual. The Company subsequently repaid this note during 1998. Interest on this note was in the form of a warrant to purchase 17,857 shares of common stock for $.07 per share exercisable over five years. This warrant was valued at $171,000 using the

Black-Scholes option pricing model. The Company accounted for this warrant as a discount to the note through additional paid-in capital and amortized the discount to interest expense over the period that the note was outstanding.

         (d)      Notes Payable to Coherent

         In  May  and  June  1998  and  February  1999,  the  Company   borrowed
$3,000,000, $1,000,000 and $750,000, respectively, from the Company's then worldwide distributor, Coherent. These notes accrued interest at 8.5% per annum and were collateralized by Star's inventory. Coherent assumed this debt in connection with its purchase of all of the issued and outstanding common stock of Star on April 27, 1999.

         (e)      Future Maturities of Long-Term Debt

         Future maturities of convertible debentures reflected at face value as of December 31, 1999 are as follows:

                         2000             $1,122,008
                         2001              1,122,008
                         2002                500,000
                                        -------------
                                          $2,744,016
                                        =============

(10)     Commitments and Contingencies

         (a)      Operating Leases

         The Company has entered into various operating leases for its corporate office, research facilities, and manufacturing operations. These leases have monthly rent ranging from approximately $4,000 to $81,000, which is adjusted annually for certain other costs, such as inflation, taxes and utilities, and expire through August 2009.

         Future minimum payments under the Company's operating leases at December 31, 1999 are approximately as follows:

                           Year Ended
                          December 31,
                   ----------------------------
                              2000                      $939,000
                              2001                       941,000
                              2002                       889,000
                              2003                       889,000
                              2004                       911,000
                           Thereafter                  4,562,000
                                                     -------------
                                                      $9,131,000
                                                     =============

         (b)      Royalties

         The Company is required to pay a royalty under a license agreement with MGH (see Note 4). For the years ended December 31, 1997, 1998 and 1999, approximately $854,000, $1,332,000 and $2,085,000 of royalty expense, respectively, was incurred under this agreement. These amounts are included in cost of sales in the accompanying consolidated statements of operations.

         A former employee and previous owner of one of the Company's subsidiaries is paid a 1% commission on the net sales of certain lasers, as defined in his severance agreement. These commissions will be paid through March 31, 2000 and are to be no less than $450,000. In accordance with the settlement agreement with this individual, the

Company paid advances on commissions totaling $450,000 as follows: $200,000 in 1997 and $250,000 in January 1998. During 1999, the Company paid commissions of approximately $218,000.

         (c)      Litigation

         The Company was a defendant in a lawsuit filed by Commonwealth Associates ("Commonwealth"). In 1997, Commonwealth's motion for summary judgment was granted and the District Court awarded Commonwealth $3,174,070 in damages. That judgment was appealed by Palomar and the case was settled for $1.875 million. During the year ended December 31, 1997, the Company incurred $1.875 million in settlement costs related to the above matter and another $1.324 million related to several other claims and associated litigation costs.

         In 1997, the Company brought a declaratory judgment action against the holders and the indenture trustee of the Company's 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the "Swiss Franc Debentures"). Just prior to this suit, certain of the debenture holders (the "Asserting Holders") had filed suit against the Company alleging that the Company was in breach of certain protective covenants under the indenture. The Asserting Holders claimed that the Company had breached certain protective indenture covenants and that the Asserting Holders were entitled to immediate payment of their indebtedness under the Swiss Franc Debentures. As of November 13, 1997, the Company notified the holders of the Swiss Franc Debentures that it had caused conversion of all of the Swiss Franc Debentures into an aggregate of 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. In July 1999, Palomar and certain European banks entered into a settlement agreement whereby Palomar agreed to rescind its conversion notices issued in November 1997. Under the terms of this compromise, the Company agreed to pay a total of approximately $6.7 million to the European banks, of which $4.5 million has been paid as of December 31, 1999. The balance of $2.2 million is due through 2001. The Company recorded a charge to operations of approximately $6.2 million representing the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

         On March 17, 1999, the Company and a former and current officer were added as defendants in the class action of Varljen v. H.J. Meyers, Inc., et al. In February 2000, Palomar and the Varljen plaintiffs reached an agreement in principle pursuant to which Palomar and its insurance carrier would pay plaintiffs $5 million in settlement of all their claims. Of this amount, Palomar would contribute up to $1 million in stock and $1.375 million in cash, and its insurance carrier would contribute the remaining $2.625 million in cash. This settlement agreement must be approved by the court. There can be no assurance of such court approval; however, management believes that the court approval is probable and accrued for its estimated loss at December 31, 1999.

         The Company is involved in other legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company's general counsel, presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

         (d)      Distribution Agreement

         On November 17, 1997, the Company entered into an exclusive distribution, sales and service agreement with Coherent, an established, worldwide laser company. Under this agreement, Coherent had the exclusive right to sell the EpiLaser(R) and the LightSheer(TM) diode laser system and future generation products worldwide. The Company paid Coherent a per unit commission, adjusted for certain events, as defined. During 1997,1998 and 1999, the Company incurred approximately $800,000, $14,108,000 and $4,702,000, respectively, of commission expense related to this agreement, which is included in sales and marketing expense in the accompanying consolidated statement of operations. Upon execution of this agreement, Coherent made a lump sum payment of $3.5 million and received a warrant to purchase 142,857 shares of the Company's common stock at a share price of $36.75. The valuation of the warrant using the Black-Scholes option pricing model was approximately $380,000. The value was credited to additional paid-in capital during the year ended December 31, 1997. The remaining amount of

$3,120,000, included in deferred revenue, was originally amortized to revenue over the three year life of the agreement. On April 27, 1999, in connection with the Company's completion of the sale of Star to Coherent, as discussed in Note 1, the distribution agreement was terminated and replaced with a one year non-exclusive distribution agreement that enabled Coherent to sell the Company's ruby-based laser products. The Company is amortizing the deferred revenue related to Coherent over this one-year non-exclusive period ending April 27, 2000.

         (e)      Employment Agreements

         The Company and its subsidiaries have employment agreements with certain executive officers that provide for annual bonuses to the officers and expire on various dates through 2001. Each of these agreements provides for 12 months severance upon termination of employment and change of control.

(11)     Stockholders' Equity

         (a)      Common Stock

         During 1998, the Company sold 1,457,142 shares of common stock to a group of investors for $10,200,000. In addition, the Company issued callable warrants with a three-year term to these investors to purchase 1,457,142 shares of common stock at an exercise price of $21.00 per share. The callable warrants are not exercisable for the first six months after issuance and thereafter are callable by the Company if the closing price of the Company's common stock equals or exceeds $35.00 for 10 consecutive trading days. Under the terms of this private placement, the Company is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in the Company as long as the investors continue to hold their common stock in their name at the Company's transfer agent. During 1998 and 1999, the Company paid $283,125 and $383,050, respectively, related to this fee. This amount has been charged to additional paid-in capital. During 1998, the Company also paid $360,000 for investment banking fees related to the issuance of these common shares. The Company netted this amount against the proceeds through a reduction in additional paid-in capital.

         (b)      Preferred Stock

         The Company is authorized to issue up to 1,500,000 shares of preferred stock, $.01 par value. As of December 31, 1998 and 1999, preferred stock authorized, issued and outstanding consists of the following:

                                                                                                  1998             1999
                                                                                                  ----             ----
       Redeemable  convertible  preferred  stock,  Series  F, $.01 par value per share Authorized, issued and outstanding - 6,000 shares
         (liquidation preference of $7,417,183 at December 31, 1999)                                 $60            $60

       Redeemable  convertible  preferred  stock,  Series  G, $.01 par value per share Authorized - 10,000 shares
         Issued and outstanding - 743 shares in 1998                                                  7              --

       Redeemable  convertible  preferred  stock,  Series  H, $.01 par value per share Authorized - 16,000 shares
         Issued and outstanding - 250 shares 1998                                                     2              --
                                                                                                   -----           -----
                                 Total preferred stock                                             $ 69            $ 60
                                                                                                   =====           =====

         The Series F redeemable convertible preferred stock ("Series F Preferred"), together with any accrued but unpaid dividends, may be converted into common stock at 80% of the average closing bid price for the 10 trading days preceding the conversion date, but in no event less than $21.00 or more than $112.00. This conversion floor was decreased by the two parties from the original price to $49.00. The Series F Preferred may be redeemed at the Company's option, with no less than 10 days' and no more than 30 days' notice or when the stock price exceeds $117.60 per share for 60 consecutive trading days, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. Dividends are payable quarterly at 8% per annum in arrears on March 31, June 30, September 30 and December 31. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 10% per annum until paid.

         The conversion price for the Series F Preferred is adjustable for certain dilutive events, as defined. The Series F Preferred has a liquidation preference equal to $1,000 per share of redeemable convertible preferred stock, plus accrued but unpaid dividends and accrued but unpaid interest. The Series F Preferred stockholders do not have any voting rights except on matters affecting the Series F Preferred.

         The Series G redeemable convertible preferred stock ("Series G Preferred"), together with any accrued but unpaid dividends, may be converted into common stock at 85% of the average closing bid price for the five trading days preceding the conversion date, but in no event less than $.07. The Series G Preferred may be redeemed at the Company's option at any time, with no less than 15 days' and no more than 20 days' notice, at an amount equal to the sum of (a) the amount of liquidation preference determined as of the applicable redemption date plus (b) $176.50. Dividends are payable quarterly at 7% per annum in arrears on January 1, April 1, July 1 and October 1. Dividends not paid on the payment date, whether or not such dividends have been declared, bear interest at the rate of 12% per annum until paid. During 1999, the Company converted 340 shares of Series G Preferred and accrued dividends and interest of $63,411 into 74,905 shares of the Company's common stock. During 1999, the Company also redeemed 403 shares of Series G Preferred for $557,635. Included in this redemption was $73,346 of accrued dividends and $10,363 of accrued interest on dividends. As of December 31, 1999, all of the Series G Preferred had been redeemed or converted.

         During the first and second quarters of 1997, the Company issued 16,000 shares of Series H redeemable convertible preferred stock ("Series H Preferred") for $16 million, less associated financing costs of $1 million. The Series H Preferred accrued dividends at rates varying from 6% to 8% per annum, as defined. The Series H Preferred, including any accrued but unpaid dividends, may be converted into common stock at 100% of the average stock price for the first 179 days from the closing date, 90% of the average stock price, as defined, for the following 90 days and 85% of the average stock price, as defined, thereafter. The conversion price was adjustable for certain dilutive events. The holders were restricted for the first 209 days following the closing date to converting no more than 33% of the Series H Preferred in any 30 day period (or 34% in the last 30 day period). Under certain conditions, the Company had the right to redeem the Series H Preferred. The Company had ascribed a value of $2,823,529 to the discount conversion feature of the Series H Preferred, which was amortized as an adjustment to earnings available to common stockholders over the most favorable conversion period attainable to the holders (270 days from the date of issuance). During 1999, the Company redeemed 250 shares of Series H Preferred for $344,761. This redemption included $37,301 of accrued dividends. As of December 31, 1999, all of the Series H Preferred had been redeemed or converted.

         During the year ended December 31, 1998, the following shares of preferred stock, accrued premiums, dividends, interest, and other related costs were converted into shares of common stock as follows:

                 Number of                              Additional Dollar Amount
  Preferred      Preferred      Dollar Amount of      Converted, Including Accrued                           Number of Common
Stock Series      Shares        Preferred Stock       Premium, Dividends, Interest        Total Dollar       Shares Converted
                 Converted         Converted            and Other Related Costs         Amount Converted           Into
-------------- -------------- --------------------- --------------------------------- --------------------- -------------------

      G             1,941           $1,941,000                   $268,245                   $2,209,245            386,147
      H             3,947            3,946,700                    383,923                    4,330,623            598,378
-------------- -------------- --------------------- --------------------------------- --------------------- -------------------
                    5,888           $5,887,700                   $652,168                   $6,539,868            984,525

         In addition to the 598,378 shares of common stock issued related to the Series H Preferred conversion, the Company redeemed 3,516 shares of Series H Preferred for $4,387,434 in 1998. This amount includes accrued dividends and interest totaling $771,876.

         During the year ended December 31, 1999, the following shares of preferred stock, accrued premium, dividends, interest and other related costs were converted into shares of common stock as follows:

                 Number of                              Additional Dollar Amount
  Preferred      Preferred      Dollar Amount of      Converted, Including Accrued                           Number of Common
Stock Series      Shares        Preferred Stock       Premium, Dividends, Interest        Total Dollar       Shares Converted
                 Converted         Converted            and Other Related Costs         Amount Converted           Into
-------------- -------------- --------------------- --------------------------------- --------------------- -------------------

      G               340             $340,000                    $63,411                     $403,411             74,905

         In addition to the 74,905 shares of common stock issued related to the Series G Preferred conversion, the Company redeemed 403 shares of Series G Preferred and 250 shares of Series H Preferred for $902,396 in 1999, including related accrued dividends and interest of $121,009.

         (c)      Stock Option Plans and Warrants

                  (i)      Stock Options

         The Company has several Stock Option Plans (the "Plans") that provide for the issuance of a maximum of 4,778,571 shares of common stock, which may be issued as incentive stock options ("ISOs") or nonqualified options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, at its discretion, may convert the optionee's ISOs into nonqualified options at any time prior to the expiration of such ISOs.

         The following table summarizes all stock option activity of the Company for the years ended December 31, 1997, 1998 and 1999:

                                                                 Number of           Exercise           Weighted Average
                                                                   Shares             Price              Exercise Price
                                                                -------------    -----------------    ----------------------
Outstanding, December 31, 1996                                       379,428       $14.00-$73.50              $35.21
            Granted                                                  249,621         0.07-45.50                17.17
            Exercised                                                (30,692)        0.07-21.00                11.34
            Canceled                                                (172,300)       16.63-73.50                43.61
                                                                -------------    -----------------    ----------------------
Outstanding, December 31, 1997                                       426,057        10.50-56.00                23.31
            Granted                                                  327,760           10.50                   10.50
            Canceled                                                (417,771)       10.50-56.88                23.66
                                                                -------------    -----------------    ----------------------
Outstanding, December 31, 1998                                       336,046        10.50-17.50                10.57
            Granted                                                1,039,327         1.63-10.50                 3.10
            Canceled                                                (140,385)        3.19-10.50                 8.24
                                                                -------------    -----------------   ----------------------
Outstanding, December 31, 1999                                     1,234,988        $1.63-$17.50               $4.55
                                                                =============    =================   ======================
Exercisable, December 31, 1999                                       796,487        $3.19-$17.50               $5.21
                                                                =============    =================    ======================
Available for future issuances under the Plans
            as of December 31, 1999                                3,451,840
                                                                =============

         The range of exercise prices for options outstanding and options exercisable at December 31, 1999 is as follows:

                                Options Outstanding                                               Options Exercisable
-------------------------------------------------------------------------------------    --------------------------------------
                                         Weighted Average
      Range of            Options            Remaining           Weighted Average           Options        Weighted Average
  Exercise Prices       Outstanding      Contractual Life         Exercise Price          Exercisable       Exercise Price
--------------------- ---------------- ---------------------- -----------------------    --------------- ----------------------
       $1.63                   75,000       9.83 years                $1.63                           -            $-
    3.19 - 3.75               917,560       9.42 years                 3.19                     579,520          3.19
       10.50                  238,857       2.21 years                10.50                     213,396          10.50
       17.50                    3,571       1.96 years                17.50                       3,571          17.50
                      ---------------- ---------------------- -----------------------    --------------- ----------------------
$1.63 - $17.50              1,234,988       8.03 years                $4.55                     796,487          $5.21
                      ================ ====================== =======================    =============== ======================

         The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 which requires disclosure of the pro forma effects on earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18 by valuing the instrument using the Black-Scholes option pricing model, as prescribed by SFAS No. 123, and recording a charge to operations for their fair value over the vesting period. The Company has issued options and warrants to purchase common stock to certain financial intermediaries in connection with various financings at below the fair market value of the underlying stock. The costs associated with these issuances are accounted for as a cost of raising capital and netted against the proceeds from these issuances.

         During the years ended December 31, 1997 and 1998, a total of 143,571 and 312,128 options to purchase common stock were repriced to above the fair market value of the underlying common stock to $17.50 and $10.50 per share, respectively. The majority of the remainder of the options canceled during the years ended December 31, 1997, 1998, and 1999 were the result of employee terminations.

         The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company in the years ended December 31, 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

         The assumptions used to calculate the SFAS No. 123 pro forma disclosure for the years ended December 31, 1997, 1998 and 1999 for the Company are as follows:

                                                                               December 31,
                                                             1997                  1998                  1999
                                                       ------------------    ------------------    ------------------

     Risk-free interest rate                                 6.09%                 5.60%                 5.81%
     Expected dividend yield                                   -                     -                     -
     Expected lives                                       3.69 years            2.94 years            3.65 years
     Expected volatility                                      79%                   93%                   94%
     Grant date fair value of options granted during
        the period                                          $14.42                 $4.48                 $2.04

         The weighted average fair-value and weighted average exercise price of options granted by the Company for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                                 December 31,
                                                                1997                1998                 1999
                                                            -------------     -----------------    -----------------

Weighted average exercise price for options:
     Whose  exercise  price  exceeded fair market value at
      the date of grant                                        $17.71              $10.50               $5.05
     Whose  exercise  price was equal to fair value at the
      date of grant                                                $-                $-                 $3.08
Weighted average fair market value for options:
     Whose  exercise  price  exceeded fair market value at
      the date of grant                                        $14.42              $4.48                $1.93
     Whose  exercise  price was equal to fair market value
      at the date of grant                                         $-                $-                 $2.04

         The Company sold its majority-owned subsidiary, Star, a manufacturer of the Company's diode laser, on April 27, 1999. Star had established a stock option plan that provided for the issuance of a maximum of 650,000 shares of common stock, which may have been issued as nonqualified options and ISOs. The following table summarizes employee stock option activity for Star:

                                                                                                       Weighted
                                                                                                       Average
                                                                Number of Shares  Exercise Price    Exercise Price
                                                                ----------------  --------------    --------------

                  Outstanding, December 31, 1996                        215,000   $2.50 - $19.00        $5.44
                           Granted                                       40,500        19.00            19.00
                           Canceled                                      (1,917)       19.00            19.00
                                                                ----------------  --------------    --------------
                  Outstanding, December 31, 1997                        253,583     2.50-19.00           8.04
                           Exercised                                     (6,300)     2.50-5.00           4.21
                                                                ----------------  --------------    --------------
                  Outstanding, December 31, 1998                        247,283     2.50-19.00           8.13
                           Exercised                                   (247,283)    2.50-19.00           8.13
                                                                ----------------  --------------    --------------
                  Outstanding, December 31, 1999                             --         $--              $--
                                                                ================  ==============    ==============

                  (ii)     Warrants

         The following table summarizes all warrant activity of the Company for the years ended December 31, 1997, 1998 and 1999:

                                                                                                   >

                                                                                                    Weighted
                                                            Number of           Exercise             Average
                                                             Shares              Price           Exercise Price
                                                          --------------  --------------------  -----------------
Outstanding, December 31, 1996                                1,425,177      $4.20-$115.50           $49.14
              Granted                                           399,026      17.50-62.13              30.03
              Exercised                                         (83,554)      4.20-52.50              14.70
              Canceled                                         (312,359)      7.00-115.50             46.55
                                                          --------------  --------------------  -----------------
Outstanding, December 31, 1997                                1,428,290      14.00-105.00             46.55
              Granted                                         1,797,792       0.07-21.00              19.25
              Exercised                                         (17,857)         0.07                  0.07
              Canceled                                         (411,207)     15.75-47.25              28.91
                                                          --------------  --------------------  -----------------
Outstanding, December 31, 1998                                2,797,018      10.50-105.00             30.66
              Granted                                           113,000          3.19                  3.19
              Canceled                                         (260,327)     14.00-72.63              32.53
                                                          --------------  --------------------  -----------------
Outstanding, December 31, 1999                                2,649,691     $3.19 - $105.00          $29.51
                                                          ==============  ====================  =================
Exercisable, December 31, 1999                                2,649,691     $3.19 - $105.00          $29.51
                                                          ==============  ====================  =================

         During years ended December 31, 1997 and 1998, a total of 177,143 and 185,714 warrants, respectively, to purchase common stock were repriced to above the then current fair market values of the underlying common stock. These repriced option exercise prices ranged from $17.50 to $28.00 per share in 1997 and ranged from $10.50 to $14.00 per share in 1998. The majority of the remainder of the canceled warrants during the years ended December 31, 1997, 1998 and 1999 were the result of employee terminations.

         The range of exercise prices for warrants outstanding and exercisable at December 31, 1999 are as follows:

                                Warrants Outstanding                                             Warrants Exercisable
-------------------------------------------------------------------------------------    --------------------------------------

                                         Weighted Average
      Range of            Warrants           Remaining           Weighted Average           Warrants       Weighted Average
   Exercise Prices      Outstanding      Contractual Life         Exercise Price          Exercisable       Exercise Price
---------------------- --------------- ---------------------- -----------------------    --------------- ----------------------

        $3.19                 113,000       9.06 years                $3.19                     113,000          $3.19
    10.50 - 14.88             319,559       1.61 years                11.49                     319,559          11.49
    21.00 - 22.75           1,544,264       3.23 years                21.04                   1,544,264          21.04
    35.00 - 66.50             511,719       1.26 years                50.24                     511,719          50.24
   84.00 - 105.00             161,149       1.16 years                98.97                     161,149          98.97
---------------------  --------------- ---------------------- -----------------------    --------------- ----------------------
=====================  =============== ====================== =======================    =============== ======================
$3.19 - $105.00             2,649,691       2.78 years                $29.51                  2,649,691         $29.51
=====================  =============== ====================== =======================    =============== ======================

         The Company has computed the pro forma disclosures required under SFAS No. 123 for all warrants granted in the years ended December 31, 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

         The weighted-average assumptions used to calculate the SFAS No. 123 pro forma disclosure for the years ended December 31, 1997, 1998 and 1999 for the Company are as follows:

                                                                               December 31,
                                                            1997                  1998                  1999
                                                       ----------------     ------------------    ------------------
Risk-free interest rate                                     6.13%                 5.44%                 5.81%
Expected dividend yield                                       -                     -                     -
Expected lives                                           4.44 years            2.58 years            4.00 years
Expected volatility                                          79%                   93%                   94%
Grant date fair value of warrants granted during
     the period                                            $15.19                 $5.32                 $2.20

         The weighted average fair value and weighted average exercise price of warrants granted by the Company for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                                    December 31,
                                                                     1997               1998                1999
                                                               -----------------    --------------    -----------------

Weighted average exercise price for warrants:
     Whose  exercise price exceeded fair market value at date
       of grant                                                     $30.10             $19.46                   $-
     Whose  exercise price was less than fair market value at
       date of grant                                                $52.50              $0.07                   $-
     Whose  exercise  price was equal to fair market value at
       date of grant                                                $22.75                 $-                $3.19
Weighted average fair value for warrants:
     Whose  exercise price exceeded fair market value at date
       of grant                                                      $7.70              $5.32                   $-
     Whose  exercise price was less than fair market value at
       date of grant                                                 $4.34              $8.68                   $-
     Whose  exercise  price was equal to fair market value at
       date of grant                                                $15.26                 $-                $2.20

                  (iii)    Pro Forma Disclosure

         The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock of the Company would be as follows:

                                                                                                            >

                                                                                       December 31,
                                                                       1997                1998              1999
                                                                  ----------------    ----------------   --------------

Pro forma basic net income (loss) from continuing operations        $(62,020,782)       $(23,169,514)      $23,289,114
Pro forma basic net income (loss) per share from
     continuing operations                                            $   (12.37)          $   (2.58)         $   2.29

Pro forma diluted net income (loss) from continuing operations      $(62,020,782)       $(23,169,514)      $23,885,314
Pro forma diluted net income (loss) per share from
     continuing operations                                            $   (12.37)          $   (2.58)         $   2.22

         (d)      Reserved Shares

         At December 31, 1999, the Company has reserved shares of its common stock for the following:

              Warrants                                                           2,649,691
              Stock option plans                                                 4,686,828
              Convertible debentures                                               188,635
              Convertible preferred stock                                           85,714
              Employee stock purchase plan                                         114,292
              Employee 401(k) plan                                                 203,840
                                                                            ---------------
                                   Total                                         7,929,000
                                                                            ===============

                                       49

         (e)      Employee Stock Purchase Plan

         In June 1996, the Board of Directors established the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, all employees are eligible to purchase the Company's common stock at an exercise price equal to 85% of the fair market value of the common stock with a lookback provision of three months. The Purchase Plan provides for issuance of up to approximately 140,000 shares. During the years ended December 31, 1998 and 1999, employees purchased 9,315 and 14,199 shares of the Company's common stock for approximately $50,000 and $46,000, respectively, pursuant to the Purchase Plan.

(12)     Discontinued Operations

         During the fourth quarter of 1997, the Company's Board of Directors approved a plan to dispose of the Company's electronics business segment. The electronics segment consisted of the manufacture and sale of personal computers, high-density flexible electronics circuitry and memory modules. The Company substantially completed this plan in May 1998.

         Nexar Technologies, Inc. ("Nexar") was included in the electronics business segment. Nexar was an early-stage company that manufactured, marketed and sold personal computers. On April 14, 1997, Nexar completed an initial public offering of 2,500,000 shares at $9.00 per share, for net proceeds of approximately $19,593,000. The Company recorded an increase in stockholders' equity of $7,409,866, in accordance with Staff Accounting Bulletin ("SAB") No. 51 as a result of Nexar's initial public offering. The Company's accounting policy for gains arising under SAB No. 51 is to recognize these gains in its consolidated statement of operations to the extent that such gains are realizable at the date of each transaction.

         During 1997 and 1998, the Company reduced its ownership in Nexar through the sale of common stock to private investors. At December 31, 1997, the Company beneficially owned 3,746,343 shares of Nexar's common stock, representing approximately 36% ownership. As of December 31, 1998, the Company beneficially owned 2,406,080 shares of Nexar's common stock, representing approximately 19% ownership interest and had no other significant obligations related to Nexar, other than the guaranty to GFL Advantage Fund Limited ("GFL") discussed below.

         During 1998, the Company recorded a charge to discontinued operations of $1,524,966 as a result of management's decision to write-down the carrying value of its investment in Nexar. During the year ended December 31, 1997, the Company recognized a gain on the disposition of shares of Nexar common stock of $6,221,689. This amount is included in "Gain (Loss) on dispositions, net" in the accompanying consolidated statements of operations.

         The following is the summarized financial information for Nexar:

                                                              Year Ended
                                                          December 31, 1997
                                                    ---------------------------

               Net Revenues                                    $33,608,063
               Gross Profit                                       $740,151
               Net Loss                                       $(13,346,380)

         On December 31, 1997 the Company entered into an Exchange Agreement and sold 500,000 shares of Nexar's common stock to GFL for $2 million. Under the terms of the Exchange Agreement, Palomar guaranteed GFL a minimum selling price of $5.00 per share with respect to 400,000 shares of Nexar's common stock over a two-year time period. As of December 31, 1998, the deferred liability related to this transaction totaled $1,680,171 and represents the total amount due to GFL after GFL sold its 400,000 common shares of Nexar stock. The Company paid this deferred obligation on May 3, 1999.

         The other entities that were included in the electronics business segment are Dynaco Corp. ("Dynaco") and Dynaco's wholly owned subsidiaries Comtel Electronics, Inc. ("Comtel") and Dynamem, Inc. ("Dynamem"). On December 9, 1997, the Company entered into a two-phase stock purchase agreement with Biometric Technologies Corporation ("BTC"). BTC was formed jointly by Dynaco's President and its Chairman of the Board. The first phase was consummated on December 9, 1997 and consisted of the sale of all of the issued and outstanding common stock of Comtel and Dynamem in exchange for $3,654,000, payable in two installments. The first installment was a $850,000 unsecured promissory note that was due on February 15, 1998. The second installment was a $2.8 million unsecured promissory note due in 48 monthly installments, beginning February 1, 1999. This promissory note was fully reserved by the Company during 1997, as its ultimate collectibility was believed to be uncertain. As of December 31, 1999, the Company has not received any amounts due on these notes.

         As part of the first phase, the Company entered into a Loan and Subscription Agreement with a creditor of Comtel, Coast Business Credit, for $3,233,000. This promissory note represented the settlement of amounts owed the creditor by Comtel and guaranteed by Palomar. Principal and interest payments were being made over 24 months, beginning December 31, 1997, and interest accrued at the bank's prime rate plus 2.25%. This promissory note had been collateralized by 464,285 shares of the Company's common stock that were held in escrow. The Company also guaranteed up to $2.5 million of Comtel's borrowings from this creditor until November 30, 1999. The stockholders of BTC had personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1.5 million in the event that the Company would have been obligated to honor this guarantee.

         BTC did not make the first installment on February 1, 1998, and on October 7, 1998 the Company and BTC agreed to reduce the principal balances of the $850,000 note and the $2.8 million note to a total of $1 million. BTC paid $500,000 during 1998, with the balance due April 5, 1999. BTC did not make its final principal payment on April 5, 1999, and on April 16, 1999 amended the agreement, resulting in payment of $100,000, a release of Palomar from its obligation to Coast Business Credit and a promissory note for $400,000 due on March 31, 2001. The amended note is guaranteed by the principal stockholders of BTC.

         In connection with the disposition of Comtel, the Company also restructured all assets and investments related to a significant customer of Comtel into a $4 million note receivable. This receivable was fully reserved by the Company during 1997, as its ultimate collectibility is uncertain. To date, no amounts have been received under this restructured note receivable from the customer, nor does the Company anticipate receiving any amounts from this note receivable in the foreseeable future.

         In the second phase, BTC agreed to purchase all of the issued and outstanding stock of Dynaco. During phase two, BTC had the option of selling Dynaco to a third party if agreed to by the Company and BTC. Consistent with the terms of the agreement with BTC, the Company entered into a Stock Purchase Agreement with Quick Turn Circuits, Inc. ("QTC") on May 26, 1998 pursuant to which QTC purchased 100% of the issued and outstanding shares of common stock of Dynaco for $3.2 million.

         As of December 31, 1997, the Company recognized a loss of approximately $4,148,000 related to the phase one and phase two dispositions. These charges have been netted in "Gain (Loss) on dispositions, net" in the accompanying consolidated statements of operations. As of December 31, 1997, the Company accrued for the estimate of Dynaco's 1998 operating loss through the anticipated disposition date of approximately $850,000. Through the date of disposition of Dynaco, the Company recognized additional operating losses totaling $1,090,885. During 1998, the Company recorded a loss on disposition of $8,329 related to the ultimate sale of Dynaco to QTC.

         Pursuant to Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions, ("APB No. 30") the consolidated financial statements of the Company have been presented to reflect the dispositions of the aforementioned subsidiaries that comprise the electronics segment in accordance with APB 30. Accordingly, revenues, expenses, and cash flows of the electronics segment have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net liabilities of these entities have been reported as "Liabilities of Discontinued Operations" in the accompanying consolidated balance sheets; the net operating losses of these entities have been reported as "Net Loss from Discontinued Operations" in the accompanying consolidated statements of operations; and the net cash flows of these entities have been reported as "Net Cash Provided by (Used in) Discontinued Operations" in the accompanying consolidated statements of cash flows.

         The liability of $1,680,171 as of December 31, 1998 represents the Company's deferred liability associated with the sale of Nexar common stock to GFL. The Company paid its obligation related to this deferred liability on May 3, 1999. The following summarizes the results of the discontinued operations:

                                                       Year Ended          Period Ended           Year Ended
                                                      December 31,           May 26,             December 31,
                                                          1997               1998                  1999
                                                    -----------------  -------------------  ---------------------
          Revenues                                      $57,663,080           $6,471,701                    $--

          Net loss from discontinued operations        $(27,434,812)         $(2,624,180)             $(435,000)

         The loss from operations for all of the discontinued operations from the measurement date, October 1, 1997 (or December 31, 1997 for Dynaco), through the date of disposition for Comtel and Dynamem total approximately $3,405,000. Dynaco's loss from operations for the period beginning January 1, 1998 and ending May 26, 1998, the date of disposition, totaled $1,940,885. During 1999, the Company paid and settled a lawsuit related to the operations of Dynaco for $435,000.

(13)     Restructuring And Asset Write-off

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

                        Description                             Carrying Amount
                        -----------                             ---------------

                 Notes receivable                                  $2,250,000
                 Investments in non-core businesses                 8,033,000
                                                                ---------------
                                                                  $10,283,000
                                                                ===============

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

         In the third quarter of 1997, the Company recognized a restructuring charge of $2,700,000 based on the decision to discontinue certain medical product and service business units and consolidate others. The majority of these amounts relate to severance benefits for significant reductions in staffing for all areas of the Company, including the elimination of essentially all of the sales and marketing function as a result of the Coherent Distribution Agreement (Note 10(d)). Management's plan specifically identified 33 employees who were targeted for termination, almost exclusively in selling, general and administrative functions. Actual employees terminated as a result of this restructuring totaled 45.

         All expenses accounted for as restructuring charges were in accordance with the criteria set forth in Emerging Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and are exclusive of the charges related to discontinued operations, as disclosed in
Note 12. Through December 31, 1998, the Company paid out $2,289,690 of severance costs. Through December 31, 1999, the remaining liability of $279,000 was paid resulting in total restructuring costs incurred of $2,568,690.

         As part of this restructuring, the Company disposed of the following medical businesses:

         (a)      Tissue Technologies, Inc.

         On December 16, 1997, the Company sold assets and certain liabilities of Tissue Technologies, Inc. ("Tissue Technologies"), a manufacturer of a dermatological laser product for the treatment of wrinkles, to a newly formed medical laser manufacturer (the "Newco"). The Newco was formed by former executives of Tissue Technologies. In exchange, the Company received a $500,000 note receivable due in monthly installments over the next year, royalties ranging from 2% to 5% on product revenue over the next 10 years, a 15% equity position in the Newco and a warrant to purchase 10% of the common stock of the Newco at $.50 per share. As of December 31, 1999, no payments had been secured from the Newco and the Company continued to place zero value on the note, royalty and equity position in the newly formed company.

         (b)      Palomar Technologies, Ltd.

         On January 1, 1998, the Company sold substantially all of the business assets and liabilities of Palomar Technologies, Ltd., a foreign manufacturer, to a publicly traded company. The Company received cash of approximately $200,000 and was relieved of obligations related to the building lease and all employment agreements. This transaction did not have a material effect on the Company's operations for the year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
              ----------------------------------------------------------------

              Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
              ---------------------------------------------------

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

ITEM 11.      EXECUTIVE COMPENSATION.
              -----------------------

         The information required under this item is incorporated herein by reference from the material contained under the heading "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              ---------------------------------------------------------------

         The information required under this item is incorporated herein by reference from the material contained under the heading "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              -----------------------------------------------

         The information required under this item is incorporated herein by reference from the material contained under the heading "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
               ---------------------------------------------------------------

(a)      1.       Index to Consolidated Financial Statements.                                                  Page
                  ------------------------------------------                                                   ----

         The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this report on Form 10-K:

                  Reports of Independent Public Accountants                                                     20

                  Consolidated  Balance  Sheets - December 31, 1999 and
                  December 31, 1998                                                                             22

                  Consolidated Statements of Operations -
                  Years ended December 31, 1999, December 31, 1998 and December 31, 1997                        23

                  Consolidated  Statements of  Stockholders'  Equity (Deficit) -
                  Years ended December 31, 1999,  December 31, 1998 and
                  December 31, 1997                                                                             24

                  Consolidated  Statements of Cash Flows - Years ended
                  December 31, 1999, December 31, 1998 and December 31, 1997                                    27

                  Notes to Consolidated Financial Statements                                                    29

         2.       Consolidated Financial Statement Schedules

                  Report of Independent Public Accountants on Schedule II

                  Schedule II - Valuation and Qualifying Accounts

                  Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b)      Reports on Form 8-K.

                  Form 8-K filed April 21, 1999 (announcing the Company's adoption of a shareholder rights plan).

                  Form 8-K filed May 10, 1999 (announcing the sale of Star Medical Technologies, Inc. to Coherent, Inc.).

                  Form 8-K filed June 29, 1999 (announcing the preliminary report of independent inspector of elections in connection with the Company's annual meeting)..

                  Form 8-K filed July 1, 1999 (announcing the Company's victory in proxy contest).

                  Form 8-K filed December 16, 1999 (announcing the adoption of the Company's amended and restated Bylaws).

(c)      Exhibits.

         The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company where so indicated below.

Exhibit
No.               Title
--------          -----

 ^^^3(i).1        Certificate  of  Designation,   as  filed  with  the  Delaware
                  Secretary of State on April 21, 1999.

   ^3(i).2 Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

  ^^^^3(ii)       Bylaws, as amended.

      ^4.1        Common Stock Certificate.

     ^^4.2. Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company, dated as of April 20, 1999

     ##4.3 Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

       4.4        First Allonge and Amendment to 4.5%  Subordinated  Convertible
                  Debenture

     ##4.5        Form of 6% Convertible Debenture due March 13, 2002.

      <4.6        Second Amended 1991 Stock Option Plan.

      <4.7        Second Amended 1993 Stock Option Plan.

      <4.8        Second Amended 1995 Stock Option Plan.

      <4.9        Second Amended 1996 Stock Option Plan.

     <4.10        Third Amended 1996 Employee Stock Purchase Plan.

     *4.11 Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.

    ##4.12 Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.

     #4.13        Form of Company Warrant to Purchase Common Stock.

   ###10.1 Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

     <10.2        Amendment  No.  1 to  Key  Employment  Agreement  between  the
                  Company and Louis P. Valente dated May 15, 1999.

      10.3 Amendment No. 2 to Key Employment Agreement between the Company and Louis P. Valente dated February 1, 2000

     <10.4        Amended and Restated Employment  Agreement between the Company and Joseph P. Caruso dated June 30, 1999.

      10.5 Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Joseph P.
                  Caruso, dated February 1, 2000.

     <10.6        Lease  for  premises  at  82  Cambridge  Street,   Burlington,
                  Massachusetts, dated June 17, 1999.

   ###10.7        License   Agreement  between  the  Company  and  Massachusetts
                  General Hospital, dated August 18, 1995.

   ###10.8 First Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

   ###10.9 Second Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

    -10.10       The Company's 401(k) Plan.

   **10.11 Agreement and Plan of Reorganization by and among Coherent, Inc., Medical Technologies, Acquisition, Inc., Palomar Medical Technologies, Inc., Star Medical Technologies, Inc., Robert E. Grove, James Z. Holtz and David C. Mundinger, dated as of December 7, 1998.

       21         List of Subsidiaries.

       23         Consent of Arthur Andersen LLP.

       27         Financial  Data  Schedule  for the Period  Ended  December 31,
                  1999.


        ^ Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

       ^^         Previously  filed as an  exhibit  to Form 10-K for the  period
                  ended  December  31,  1998,   filed  on  March  30,  1999  and
                  incorporated herein by reference.

       ^^^ Previously filed as an exhibit to Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999 and incorporated herein by reference.

      ^^^^ Previously filed as an exhibit to Form 8-K, filed on December 16, 1999 and incorporated herein by reference.

         * Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992, and incorporated herein by reference.

        ** Previously filed as an exhibit to the Company's Definitive Proxy Statement for the period ended December 31, 1998 filed on March 12, 1999, and incorporated herein by reference.

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

         -        Previously  filed  as an  exhibit  to  Form  S-8  Registration
                  Statement  No.   33-97710   filed  on  October  4,  1995,  and
                  incorporated herein by reference.

         <        Previously  filed as an exhibit Form 10-Q for the period ended
                  June 30, 1999, and incorporated herein by reference.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To Palomar Medical Technologies, Inc.:

         We  have  audited,  in  accordance  with  generally  accepted  auditing standards, the consolidated financial statements of Palomar Medical Technologies, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 1, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(2) above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                                             Arthur Andersen LLP


Boston, Massachusetts
February 1, 2000

                                   SCHEDULE II

                       PALOMAR MEDICAL TECHNOLOGIES, INC.

                        Valuation and Qualifying Accounts


                                               Balance,
                                             Beginning of                                                  Balance, End of
                                                Period             Increases            Deductions              Period

Allowance for Doubtful Accounts:

December 31, 1997                                $1,129,000             $933,000         $(1,316,000)              $746,000
                                           =================    =================     ================     =================

December 31, 1998                                  $746,000             $183,000           $(565,000)              $364,000
                                           =================    =================     ================     =================
December 31, 1999                                  $364,000                  $--           $(157,000)              $207,000
                                           =================    =================     ================     =================


                                               Balance,
                                             Beginning of                                                  Balance, End of
                                                Period             Increases            Deductions              Period

Restructuring Accrual:

December 31, 1997                                       $--           $2,700,000           $(718,000)            $1,982,000
                                           =================    =================     ================    =================

December 31, 1998                                $1,982,000                  $--         $(1,703,000)              $279,000
                                           =================    =================     ================     =================

December 31, 1999                                  $279,000                  $--           $(279,000)                   $--
                                           =================    =================     ================     =================


                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on March 27, 2000.


                                             PALOMAR MEDICAL TECHNOLOGIES, INC.



                                             By:  /s/ LOUIS P. VALENTE
                                                -------------------------------
                                                      Louis P. Valent
                                                      President and
                                                      Chief Executive Officer

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

                Name                                      Capacity                                Date
                ----                                      --------                                ----


/S/ LOUIS P. VALENTE                      President, Chief Executive                         March 27, 2000
--------------------------------------    Officer and Director
Louis P. Valente


/S/ JOSEPH P. CARUSO                      Chief Financial Officer                            March 27, 2000
--------------------------------------   (Principal Financial Officer and
Joseph P. Caruso                          Principal Accounting Officer)


/S/ NICHOLAS P. ECONOMOU                  Director                                           March 27, 2000
--------------------------------------
Nicholas P. Economou

/S/ A. NEIL PAPPALARDO                    Director                                           March 27, 2000
--------------------------------------
A. Neil Pappalardo


/S/ JAMES G. MARTIN                       Director                                           March 27, 2000
--------------------------------------
James G. Martin

                                       62
