Form 10-Q
period 2000-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2000-05-08
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-22340

                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                       ----------------------------------
               (Exact name of issuer as specified in its charter)

             Delaware                                   04-3128178
-------------------------------            -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              82 Cambridge Street, Burlington, Massachusetts 01803
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (781) 993-2300
               ---------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    -------     -------

         As of April 30, 2000, 10,200,614 shares of common stock, $.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                             -----    -----

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I  - FINANCIAL INFORMATION

         ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           Consolidated Condensed Balance Sheets                                               1

                           Consolidated Statements of Operations                                               2

                           Consolidated Statements of Stockholders' Equity                                     3

                           Consolidated Statements of Cash Flows                                               4

                           Notes to Consolidated Financial Statements                                          5



         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                          10

                  RISK FACTORS                                                                                 13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                            16

PART II - OTHER INFORMATION                                                                                    17

         ITEM 1.  LEGAL PROCEEDINGS                                                                            17

         ITEM 2.  CHANGES IN SECURITIES                                                                        17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                              17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                                              17
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                                                            17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             18

SIGNATURES                                                                                                     20

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited).
         ----------------------------------------------
               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS

                                                                            December 31,           March 31,
                                                                                1999                 2000
                                                                         -------------------- --------------------
                                                                                                  (Unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents                                                   $2,712,466          $ 3,063,351
      Available-for-sale investments, at market value                             22,505,996           17,029,254
      Accounts receivable, net                                                     1,879,612            1,985,998
      Inventories                                                                  1,899,591            1,367,027
      Receivable from sale of subsidiary                                           3,330,976            3,385,299
      Other current assets                                                           729,301              666,501
                                                                         -------------------- --------------------
            Total current assets                                                  33,057,942           27,497,430
                                                                         -------------------- --------------------
Property and Equipment, Net                                                          991,432            1,034,765
                                                                         -------------------- --------------------
Other Assets:

      Cost in excess of net assets acquired, net                                     631,026              567,921
      Other non-current assets                                                       162,468              151,108
                                                                         -------------------- --------------------
            Total other assets                                                       793,494              719,029
                                                                         -------------------- --------------------
                                                                                 $34,842,868          $29,251,224
                                                                         ==================== ====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Current portion of long-term debt                                           $1,122,008           $1,683,012
      Accounts payable                                                               659,280              652,828
      Accrued liabilities                                                          6,371,553            6,113,073
      Accrued income taxes                                                         2,500,000              426,131
      Current portion of deferred revenue                                            918,642              494,810
      Deferred gain from sale of subsidiary                                        3,139,556            3,139,556
                                                                         -------------------- --------------------
            Total current liabilities                                             14,711,039           12,509,410
                                                                         -------------------- --------------------

Long-Term Debt, Net of Current Portion                                             1,622,008            1,061,004
                                                                         -------------------- --------------------

Accrued Dividends and Interest on Preferred Stock                                  1,417,184            1,507,000
                                                                         -------------------- --------------------
Stockholders' Equity:
      Preferred stock, $.01 par value-
            Authorized - 1,500,000 shares
            Issued and outstanding -
            6,000 shares at December 31, 1999 and March 31, 2000                          60                   60
       Common stock, $.01 par value-
            Authorized - 45,000,000 shares
            Issued - 11,034,493 shares and 11,074,393 shares
            at December 31, 1999 and March 31, 2000, respectively                    110,345              110,744
      Additional paid-in capital                                                 162,275,613          162,296,320
      Accumulated deficit                                                       (141,550,040)        (144,591,226)
      Unrealized loss on available-for-sale investments                              (67,943)             (46,226)
      Less: Treasury stock - 1,002,615 and 980,943 shares at cost
      at December 31, 1999 and March 31, 2000, respectively                       (3,675,398)          (3,595,862)
                                                                         -------------------- --------------------
            Total stockholders' equity                                            17,092,637           14,173,810
                                                                         -------------------- --------------------

                                                                                 $34,842,868          $29,251,224
                                                                         ==================== ====================

 The accompanying notes are an integral part of these consolidated financial statements.
                                               1

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                               1999                    2000
                                                                       ----------------------   --------------------
Product Revenues                                                                 $13,478,609             $1,603,103
Royalty Revenues                                                                           -              1,175,829
                                                                       ----------------------   --------------------
        Total Revenues                                                            13,478,609              2,778,932


Cost of Product Revenues                                                           4,969,976              2,050,046
Cost of Royalty Revenues                                                                   -                470,332
                                                                       ----------------------   --------------------
        Total Cost of Revenues                                                     4,969,976              2,520,378
                                                                       ----------------------   --------------------
        Gross Margin                                                               8,508,633                258,554
                                                                       ----------------------   --------------------

Operating Expenses
        Research and development                                                   2,125,983              2,077,971
        Sales and marketing                                                        4,098,422                481,755
        General and administrative                                                 1,672,254              1,257,954
                                                                       ----------------------   --------------------
                    Total operating expenses                                       7,896,659              3,817,680
                                                                       ----------------------   --------------------

                    Income (loss) from operations                                    611,974             (3,559,126)

Interest Income                                                                        5,697                413,636
Interest Expense                                                                    (170,947)               (50,468)

Other Income                                                                          22,346                244,690
                                                                       ----------------------   --------------------
                    Net Income (Loss)                                              $ 469,070          $  (2,951,268)
                                                                       ======================   ====================
Basic Net Income (Loss) Per Share                                                     $ 0.04               $  (0.30)
                                                                       ======================   ====================

Basic Weighted Average Number of Shares Outstanding                               10,194,145             10,047,183
                                                                       ======================   ====================

Diluted Net Income (Loss) Per Share                                                   $ 0.04               $  (0.30)
                                                                       ======================   ====================

Diluted Weighted Average Number of Shares Outstanding                             10,633,551             10,047,183
                                                                       ======================   ====================


 The accompanying notes are an integral part of these consolidated financial statements.


               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                           Preferred Stock        Common Stock              Treasury Stock

                                         -----------------------------------------------------------------------------------------
                                          Number     $0.01      Number      $0.01         Number
                                         of Shares Par Value  of Shares   Par Value      of Shares        Cost

                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1999                6,000      $ 60      $11,034,493    110,345     (1,002,615)   $(3,675,398)

    Costs incurred related to the
      issuance of common stock                -         -                -          -              -              -
    Issuance of treasury stock for
      Employee Stock Purchase Plan            -         -                -          -          2,672          9,806
    Exercise of Stock Options                 -         -           39,900        399         19,000         69,730
    Unrealized loss on
      available-for-sale Investments          -         -                -          -              -              -
    Preferred stock dividends                 -         -                -          -              -              -
    Net loss                                  -         -                -          -              -              -
                                         -----------------------------------------------------------------------------------------

Balance, March 31, 2000                   6,000      $ 60       11,074,393   $110,744       (980,943)   $(3,595,862)
                                         =========================================================================================






                                             Additional                       Unrealized Loss                 Total
                                               Paid-in       Accumulated      on Available-for             Stockholders'
                                               Capital         Deficit        Sale Investments           Equity (Deficit)
                                         -----------------------------------------------------------------------------------------

Balance, December 31, 1999                $162,275,613       $(141,550,040)          $(67,943)              $ 17,092,637


    Costs incurred related to the
      issuance of common stock                 (90,800)                  -                  -                    (90,800)
    Issuance of treasury stock for
      Employee Stock Purchase Plan              (7,108)                  -                  -                      2,698
    Exercise of Stock Options                  118,615                   -                  -                    188,744
    Unrealized loss on
      available-for-sale Investments                 -                   -             21,717                     21,717
    Preferred stock dividends                        -             (89,918)                 -                    (89,918)
    Net loss                                         -          (2,951,268)                 -                 (2,951,268)
                                         -----------------------------------------------------------------------------------------

Balance, March 31, 2000                   $162,296,320       $(144,591,226)          $(46,226)               $14,173,810
                                         =========================================================================================



 The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                              1999               2000
                                                                                        -----------------  -----------------
Cash Flows from Operating Activities:

      Net Income (Loss)                                                                         $469,070         $(2,951,268)

      Adjustments to reconcile net income (loss) to net cash
         used in operating activities-
         Depreciation and amortization                                                           444,772             176,559
         Changes in assets and liabilities
             Accounts receivable                                                                (712,472)           (106,386)
             Inventories                                                                        (764,631)            532,564
             Receivable from sale of subsidiary                                                        -             (54,323)
             Other current assets                                                                386,749              62,800
             Accounts payable                                                                   (483,152)             (6,452)
             Accrued expenses                                                                    982,914            (258,582)
             Accrued income taxes                                                                      -          (2,073,869)
             Deferred revenue                                                                   (442,295)           (423,832)
                                                                                        -----------------  -----------------
                    Net cash used in operating activities                                       (119,045)         (5,102,789)
                                                                                        -----------------  -----------------

Cash Flows from Investing Activities
      Purchases of property and equipment                                                       (191,651)           (156,787)
      Proceeds of available-for-sale investments                                                       -           5,498,459
      Decrease in other assets                                                                    24,230              11,360
                                                                                        -----------------  -----------------
                    Net cash provided by (used in) investing activities                         (167,421)          5,353,032
                                                                                        -----------------  -----------------

Cash Flows from Financing Activities:
      Net proceeds from the issuance of notes payable and advances from distributor              480,584                   -
      Proceeds from exercise of warrants, stock options
         and Employee Stock Purchase Plan                                                         12,213             191,442
      Costs incurred related to issuance of common stock                                        (106,000)            (90,800)
                                                                                        -----------------  -----------------
                    Net cash provided by financing activities                                    386,797             100,642
                                                                                        -----------------  -----------------
Net increase in cash and cash equivalents                                                        100,331             350,885
Cash and cash equivalents, beginning of the period                                             1,874,718           2,712,466
                                                                                        -----------------  -----------------
Cash and cash equivalents, end of the period                                                 $ 1,975,049          $3,063,351

Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                                                $   148,149          $   10,847
                                                                                        =================  =================
 Supplemental Disclosure of Noncash Financing and Investing Activities:
       Conversion of convertible debentures and related accrued
       interest, net of financing fees                                                       $ 1,018,728          $        -
                                                                                        =================  =================
       Conversion of preferred stock                                                         $    63,411          $        -
                                                                                        =================  =================
       Issuance of common stock for 1998 and 1999 employer 401(k)
          matching contribution                                                              $   206,659          $        -
                                                                                        =================  =================
       Unrealized gain (loss) on available-for-sale investments                              $         -          $   21,717
                                                                                        =================  =================
       Accrued dividends and interest on preferred stock                                     $    97,226          $   89,918
                                                                                        =================  =================
       Redemption of preferred stock                                                         $   557,417          $        -

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


               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

2.       CASH AND CASH EQUIVALENTS
         -------------------------

         Cash equivalents consist principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

3.       INVESTMENTS
         -----------

         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's marketable equity securities with maturities greater than 90 days are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders' equity. The aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments are as follows:


                                           December 31,            March 31,
                                               1999                   2000
                                         ------------------     ----------------

      Market Value                             $22,505,996          $17,029,254
                                         ==================     ================

      Cost Basis                               $22,573,939          $17,075,480
                                         ==================     ================

      Gross Unrealized Loss                    $   (67,943)         $   (46,226)
                                         ==================     ================



         Available-for-sale investments in the accompanying balance sheet at March 31, 2000 include debt securities of $17,029,254. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding gains totaling $21,717 on such debt securities were recorded in stockholders' equity during three months ended March 31, 2000.

4.       INVENTORIES

         Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

                                                                    December 31,           March 31,
                                                                        1999                 2000
                                                                  ------------------   -----------------
                           Raw materials                               $1,403,001             $984,267
                           Work-in-process                                496,590              323,242
                           Finished goods                                       -               59,518
                                                                  ------------------   -----------------
                                                                       $1,899,591           $1,367,027
                                                                  ==================   =================

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                      December 31,        March 31,
                                                                         1999               2000
                                                                  ------------------   -----------------
                           Machinery and equipment                     $1,062,774           $1,081,039
                           Furniture and fixtures                       1,006,125            1,113,573
                           Leasehold improvements                         139,046              170,120
                                                                  ------------------   -----------------
                                                                        2,207,945            2,364,732
                           Less:  Accumulated depreciation
                                  and amortization                      1,216,513            1,329,967
                                                                  ------------------   -----------------
                                                                         $991,432           $1,034,765
                                                                  ==================   =================

6.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                   December 31,          March 31,
                                                                                       1999                2000
                                                                                 -----------------   ------------------
  Dollar denominated convertible debentures                                            $500,000             $500,000
  Swiss franc denominated convertible debentures                                      2,244,016            2,244,016
                                                                                 -----------------   ------------------
                                                                                      2,744,016            2,744,016
  Less - current maturities                                                          (1,122,008)          (1,683,012)
                                                                                 -----------------    -----------------
                                                                                     $1,622,008           $1,061,004
                                                                                 =================   ==================



7.      SEGMENT AND GEOGRAPHIC INFORMATION
        ----------------------------------

         Product revenue from international sources were $6.3 million and $0.7 million for the three months ended March 31, 1999 and 2000. The Company's revenue from international sources was primarily generated from customers located in Japan, Asia/Pacific and Europe/Middle East.

         The following table represents the percentage of product revenue by geographic region from customers for the three month periods ended March 31, 1999 and 2000:

                                              Three Months Ended
                                                   March 31,
                                            1999               2000
                                     --------------------------------------

         United States                            52.8%              53.3%
         Japan                                    15.6%              41.5%
         Asia/Pacific                              2.8%               4.7%
         Canada/Australia                          0.9%               0.3%
         Europe/Middle East                       25.8%               0.1%
         Latin America                             2.1%               0.1%

                                     --------------------------------------
         Total                                   100.0%             100.0%
                                     ======================================

8.       STOCKHOLDERS' EQUITY
         --------------------

(a)      Options to Purchase Common Stock

         During the three months ended March 31, 2000, the Company granted options to purchase 927,500 shares of the Company's common stock at exercise prices ranging from $1.38 to $5.06 per share. During the three months ended March 31, 2000, 58,900 options were exercised at $3.19. During the three months ended March 31, 2000, options to purchase 88,330 shares of the Company's common stock at exercise prices ranging from $3.19 to $10.50 per share expired.

(b)      Warrants to Purchase Common Stock

         During the three months ended March 31, 2000, the Company granted warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $1.97 per share. No warrants were exercised or expired during the three months ended March 31, 2000.

9.       NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share was determined by dividing net income
(loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends. The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                               Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                              1999           2000
                                                           ------------- ------------

  Basic weighted average common
    Shares outstanding                                      10,194,145     10,047,183
  Potential common shares pursuant to:
    Convertible preferred stock                                373,662              -
    Convertible debentures                                      65,744              -
                                                           ------------- ------------
  Diluted weighted average common
    shares outstanding                                      10,633,551     10,047,183
                                                           ============= ============


         The Company's net income (loss) per share for the three months ended March 31, 1999 and 2000 is as follows:

                                                                 Three Months Ended
                                                                     March 31,
                                                       ---------------------------------------

                                                             1999                 2000
                                                       ------------------   ------------------
  Net income (loss) from continuing operations                  $469,070          $(2,951,268)
  Preferred stock dividends                                      (97,226)             (89,918)
                                                       ------------------   ------------------
  Income (loss) attributable to common stockholders             $371,844          $(3,041,186)
                                                       ==================   ==================

  Basic net income (loss) per common share                         $0.04               $(0.30)
                                                       ==================   ==================

  Basic weighted average number of shares
  outstanding                                                 10,194,145           10,047,183
                                                       ==================   ==================

  Diluted net income (loss) per common share                       $0.04               $(0.30)
                                                       ==================   ==================

  Diluted weighted average number of shares
  outstanding                                                 10,633,551           10,047,183
                                                       ==================   ==================

         For the three months ended March 31, 1999 and 2000, 3,868,613 and 4,214,814, respectively, of potential common shares related to outstanding stock options, stock warrants and convertible securities were not included in the diluted weighted average shares outstanding as they were antidilutive.

10.     COMPREHENSIVE INCOME (LOSS)
        ---------------------------

         The Company adopted SFAS 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company's only item of other comprehensive income (loss) relates to unrealized losses on its available-for-sale investments and is presented separately on the balance sheet as required. A reconciliation of comprehensive income (loss) is as follows:

                                                Three Months Ended
                                                     March 31,
                                       --------------------------------------
                                             1999                 2000
                                       -----------------    -----------------
Net income (loss)                              $469,070          $(2,951,268)
Unrealized gain on available-for-sale
   investments                                  ---                   21,717
                                       -----------------    -----------------
Comprehensive income (loss)                    $469,070          $(2,929,551)
                                       =================    =================


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         -----------------------

(a)      Overview

We are a researcher and developer of proprietary laser systems for hair removal and other cosmetic laser systems and are the first company to obtain clearance using laser systems from the FDA for "permanent hair reduction." Hundreds of Palomar laser hair removal systems have been installed in physician practices worldwide. Through Palomar's research partnership with Massachusetts General Hospital's Wellman Laboratories, new indications are being tested to further advance the laser hair removal market and other cosmetic laser applications including fat reduction and acne treatment.

On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization with Coherent to sell all of the issued and outstanding common stock of Palomar's Star Medical Technologies, Inc. ("Star") subsidiary. For the years ended December 31, 1998 and 1999, gross revenues associated with Star's LightSheer(TM) system comprised 80% and 60%, respectively, of the Company's total revenues. The Company completed the sale of Star on April 27, 1999. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023. As a result of the above transaction, the Company believes it will be able to fund its operations for the short-term. However, revenues have declined significantly over the last three-quarters, and will continue to remain low in the near term. The Company believes the successful introduction and marketing of new products will become critical to the Company's long-term success. Broad market acceptance of laser hair removal and specific acceptance of the Company's new hair removal laser, the SLP1000, is critical to the Company's success. The Company has traditionally spent a significant amount of its resources in developing new technology and products. The Company expects this trend will continue for the foreseeable future.

(b)      Results of Operations

         (i) REVENUES AND GROSS PROFIT: Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

         For the three months ended March 31, 2000, the Company's revenues decreased to $2.8 million, as compared to $13.5 million for the three months ended March 31, 1999. The decrease in the Company's revenues of $10.7 million, or 79% from the three months ended March 31, 1999, was mainly due to the reduction in sales volume of $11.1 million associated with the LightSheer(TM) diode laser manufactured by Star. The Company sold Star to Coherent on April 27, 1999. This decrease was offset by an increase of $1.2 million in royalties received by the Company and a decrease of $0.8 million in other product revenues.

         Gross profit for the three months ended March 31, 2000 was $259,000 (9% of revenues) compared to $8.5 million (63% of revenues) for the three months ended March 31, 1999. The decrease in gross profit and gross profit percentage was mainly due to the reduction in sales volume associated with the LightSheer(TM) diode laser manufactured by Star and sold to Coherent on April 27, 1999. The decrease in gross profit dollars was partially offset by royalties earned.

        (ii) OPERATING AND OTHER EXPENSES: Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

         Research and development costs remained constant at $2.1 million for the three months ended March 31, 2000, as compared to $2.1 million for the three months ended March 31, 1999. Research and development expenses as a percentage of revenue totaled 75% for the three months ended March 31, 2000 and 16% for the three months ended March 31, 1999. The increase as a percentage of sales is directly attributable to the reduction in sales volume associated with the LightSheer(TM) diode laser manufactured by Star while the Company continued to spend on research and development. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's laser platforms. The research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction and acne treatment covered in its expanded research agreement with Massachusetts General Hospital.

         Selling and marketing expenses decreased to $482,000, or 17% of revenues for the three months ended March 31, 2000, from $4.1 million, or 30% of revenues for the three months ended March 31, 1999. The decrease in selling and marketing expenses is directly attributable to the reduction in sales volumes due to the sale of Star to Coherent and related commissions paid to Coherent as the former exclusive distributor for the LightSheer(TM) diode laser manufactured by Star.

         General and administrative expenses decreased to $1.3 million, or 45% of revenues for the three months ended March 31, 2000, as compared to $1.7 million, or 12% of revenues for the three months ended March 31, 1999. This decrease in general and administrative expenses is attributable to the sale of the Company's Star subsidiary and due to the Company's restructuring and consolidation of administrative functions at the end of 1999.

         Interest expense decreased to $50,000 for the three months ended March 31, 2000, compared to $171,000 for the three months ended March 31, 1999. As a result of the sale of Star, which generated $49.7 million in cash, the Company paid substantially all of its outstanding debt which has resulted in a decrease of interest expense.

         Interest income increased to $414,000 for the three months ended March 31, 2000, compared to $6,000 for the three months ended March 31, 1999. This amount represents interest earned on the balance of the funds received from the sale of Star which are invested in high-grade corporate and government notes and bonds and will be used to fund future ongoing operations and research and development efforts.

         Other income increased to approximately $245,000 for the three months ended March 31, 2000. This amount compares to $22,000 for the three months ended March 31, 1999.

(c)      Liquidity and Capital Resources

         The Company's operations are carried out at the subsidiary level and consist primarily of research and development. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations. As of March 31, 2000, the Company had $20.1 million in cash, cash equivalents and available-for-sale investments. With the proceeds from the Star sale, the Company believes that its financial position will meet its ongoing cash flow requirements and fund expected operating losses of its subsidiaries in the near term. The successful introduction and marketing of new products currently under development will be critical to future liquidity.

         As of March 31, 2000, the Company's accounts receivable has remained constant totaling $2.0 million, as compared to $1.9 million as of December 31, 1999. The Company's allowance for doubtful accounts totaled $228,000 as of March 31, 2000, compared to $207,000 as of December 31, 1999.

         As of March 31, 2000, the Company's accounts payable has remained constant totaling $653,000, as compared to $659,000 as of December 31, 1999.

         The Company anticipates that capital expenditures for the remainder of 2000 will total approximately $300,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

(d)     Material Uncertainties

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

                                  RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts (including, without limitation, statements concerning products under development, the timing of new product introductions, financing of future operations, and the Company's research partnership with MGH) and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) releases by the SEC. The risk factors identified below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

Our future revenue depends on our successfully developing and marketing new products.

         We face rapidly changing technology and continuing improvements in cosmetic laser technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, to enhance existing products, and to achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. As a result of the sale of Star to Coherent, our future revenue will be almost entirely dependent on sales of newly introduced products. Sales to date for the Company's current products have been minimal and the Company's future products may not achieve market acceptance or generate sufficient margins. In addition, the market for this type of hair removal laser may already be saturated. At present, broad market acceptance of laser hair removal is critical to our success. We intend to diversify our product line by developing cosmetic laser products other than hair removal lasers.

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

         We develop laser systems that incorporate third-party components as part of the overall systems. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small specialized vendors that are not well capitalized. A disruption in the delivery of these key components could have an adverse effect on our business. In 2000, we anticipate that we will be substantially dependent on an overseas third-party manufacturer over whom we do not have absolute control to provide us with critical components for a new Super Long Pulse hair removal laser.

Our lasers are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Our new products may not be able to obtain the necessary clearances in order to sell them.

         All of our current products are laser medical devices. Laser medical devices are subject to FDA regulations regulating clinical testing, manufacturing, labeling, sale, distribution and promotion of medical devices. Before a new laser medical device can be introduced into the market, we must obtain clearance from the FDA. Compliance with the FDA clearance process is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all. Our new hair removal laser system, the SLP1000, has yet to receive FDA clearance.

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

         We are involved in disputes with third parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Although we have reached a settlement agreement with the plaintiffs in the Varljen litigation, the settlement must be approved by the court, and there can be no assurance that it will be approved. An adverse result in that suit could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         Not applicable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. to join the Company, its former chief executive officer and current chief financial officer as defendants. On March 17, 1999, the Second Amended Class Action Complaint in Varljen was served upon the Company and its current chief financial officer, alleging that the Company and the former and current officer violated the federal securities laws in various public disclosures that the Company made directly and indirectly during the period from February 1, 1996 to March 26, 1997. Palomar and the Varljen plaintiffs have reached an agreement in principle pursuant to which Palomar and its insurance carrier would pay plaintiffs $5 million in settlement of all their claims. Of this amount, Palomar would contribute up to $1 million in stock and $1.375 million in cash, and its insurance carrier the remaining $2.625 million in cash. This settlement agreement must be approved by the court. There can be no assurance of such court approval; however, management believes that the court approval is probable and has accrued for its estimated loss.

     The Company is involved in other legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, at present believes that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

Item 2.  Changes in Securities.
         ----------------------

         Not applicable.

Item 3.  Defaults upon Senior Securities.
         --------------------------------

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         Not applicable.


Item 5.  Other Information.
         ------------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)          Exhibits

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

      ^4.1        Common Stock Certificate.

     ^^4.2.       Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust
                  Company, dated as of April 20, 1999

     ##4.3        Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.
    ####4.4       First Allonge and Amendment to 4.5% Subordinated Convertible Debenture
     ##4.5        Form of 6% Convertible Debenture due March 13, 2002.

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




       27         Financial Data Schedule for the Period Ended March 31, 2000.

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

    #### Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

    -           Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

    <           Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on May 8, 2000.

                                              PALOMAR MEDICAL TECHNOLOGIES, INC.
                                              ----------------------------------
                                              (Registrant)



DATE:  May 8, 2000                             By:/s/Louis P. Valente
                                               -----------------------
                                               Louis P. Valente
                                               Chief Executive Officer
                                               (Principal Executive Officer)




DATE:  May 8, 2000                             By:/s/Joseph P. Caruso
                                               -----------------------
                                               Joseph P. Caruso
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)