Form 10-Q
period 2000-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2000-08-09
CIK 881695

FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                         Commission file number: 0-22340

                       PALOMAR MEDICAL TECHNOLOGIES, INC.
                       ----------------------------------
               (Exact name of issuer as specified in its charter)

           Delaware                                     04-3128178
-----------------------------------       -------------------------------------
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

     As of July 31, 2000, 10,209,656 shares of common stock, $.01 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes    No  X
   ----   ----

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I  - FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           Consolidated Condensed Balance Sheets                                     1

                           Consolidated Statements of Operations                                     2

                           Consolidated Statements of Stockholders' Equity                           3

                           Consolidated Statements of Cash Flows                                     4

                           Notes to Consolidated Financial Statements                                5



         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                11

                  RISK FACTORS                                                                       16

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                  19

PART II - OTHER INFORMATION                                                                          20

         ITEM 1.  LEGAL PROCEEDINGS                                                                  20

         ITEM 2.  CHANGES IN SECURITIES                                                              20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                    20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                                    21
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                                                  21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   22

SIGNATURES                                                                                           24



PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited)
         ---------------------------------------------

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                               December 31,             June 30,
                                                                                                   1999                   2000
                                                                                               ------------            -----------
                                                                                                                       (Unaudited)
                                        ASSETS

Current Assets:

        Cash and cash equivalents                                                                $2,712,466            $13,528,404
        Available-for-sale investments, at market value                                          22,505,996              6,979,100
        Accounts receivable, net                                                                  1,879,612              1,197,737
        Inventories                                                                               1,899,591                997,182
        Receivable from sale of subsidiary                                                        3,330,976                      -
        Other current assets                                                                        729,301                362,004
                                                                                               ------------            -----------
             Total current assets                                                                33,057,942             23,064,427
                                                                                               ------------            -----------
Property and Equipment, Net                                                                         991,432                933,022
                                                                                               ------------            -----------

        Cost in excess of net assets acquired, net                                                  631,026                      -
        Other non-current assets                                                                    162,468                122,025
                                                                                               ------------            -----------
             Total other assets                                                                     793,494                122,025
                                                                                               ------------            -----------
                                                                                                $34,842,868            $24,119,474
                                                                                               ============            ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Current portion of long-term debt                                                        $1,122,008            $ 2,244,016
        Accounts payable                                                                            659,280                392,666
        Accrued liabilities                                                                       6,371,553              5,719,707
        Accrued income taxes                                                                      2,500,000                395,675
        Deferred revenue                                                                            918,642                448,861
        Deferred gain from sale of subsidiary                                                     3,139,556                      -
                                                                                               ------------            -----------
             Total current liabilities                                                           14,711,039              9,200,925
                                                                                               ------------            -----------
Long-Term Debt, Net of Current Portion                                                            1,622,008                500,000
                                                                                               ------------            -----------
Accrued Dividends and Interest on Preferred Stock                                                 1,417,184              1,598,317
                                                                                               ------------            -----------
Stockholders' Equity:
        Preferred stock, $.01 par value-
             Authorized - 1,500,000 shares
             Issued and outstanding -
             6,000 shares
             at December 31, 1999 and June 30, 2000                                                     60                     60
        Common stock, $.01 par value-
             Authorized - 45,000,000 shares
             Issued - 11,034,493 shares and 11,074,393 shares
             at December 31, 1999 and June 30, 2000, respectively                                   110,345                110,744
        Additional paid-in capital                                                              162,275,613            161,964,523
        Accumulated deficit                                                                    (141,550,040)          (146,033,695)
        Unrealized loss on available-for-sale investments                                           (67,943)               (18,830)
        Less: Treasury stock - 1,002,615 and 873,779 shares at cost
        at December 31, 1999 and June 30, 2000, respectively                                     (3,675,398)            (3,202,570)
                                                                                               ------------            -----------
             Total stockholders' equity                                                          17,092,637             12,820,232
                                                                                               ------------            ------------
                                                                                                $34,842,868            $24,119,474
                                                                                               ============            ============
  The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                             June 30,
                                                               1999              2000               1999             2000
                                                           ------------      ------------       ------------     ------------
Product revenues                                            $ 4,879,177       $ 1,481,603      $ 18,357,786      $ 3,095,123
Royalty revenues                                                650,000         1,113,147           650,000        2,352,677
                                                           ------------      ------------       ------------     ------------
        Total Revenues                                        5,529,177         2,594,750        19,007,786        5,447,800

Cost of product revenues                                      3,977,045         2,117,864         8,947,021        4,172,077
Cost of royalty revenues                                        260,000           445,259           260,000          941,071
                                                           ------------      ------------       ------------     ------------
        Total Cost of Revenues                                4,237,045         2,563,123         9,207,021        5,113,148
                                                           ------------      ------------       ------------     ------------
        Gross Margin                                          1,292,132            31,627         9,800,765          334,652
                                                           ------------      ------------       ------------     ------------
Operating Expenses (Income)
        Research and development                              2,504,746         1,890,553         4,630,729        3,968,524
        Sales and marketing                                   1,618,800           671,142         5,717,222        1,152,897
        General and administrative                            1,485,378           834,860         3,157,632        2,092,814
        Goodwill and asset write-off (Note 11)                        -           745,804                 -          745,804
        Costs incurred for proxy contest                        624,627                 -           624,627                -
        Settlement costs                                       750,000                 -           750,000                -
        Gain from sale of subsidiary                        (47,090,876)       (3,139,556)      (47,090,876)      (3,139,556)
                                                           ------------      ------------       ------------     ------------
              Total operating expenses (income)             (40,107,325)        1,002,803       (32,210,666)       4,820,483
                                                           ------------      ------------       ------------     ------------
              Income (loss) from operations                  41,399,457          (971,176)       42,011,431       (4,485,831)

Swiss Franc Redemption                                       (6,167,369)                -        (6,167,369)               -
Interest Income                                                 401,937           275,976           407,634          689,612
Interest Expense                                               (192,969)          (36,792)         (363,916)         (87,260)
Other Income, net                                               257,291            48,728           279,637          293,418
                                                           ------------      ------------       ------------     ------------
        Income (Loss) from Continuing Operations
        Before Provision for Income Taxes                    35,698,347          (683,264)       36,167,417       (3,590,061)

Provision for Income Taxes                                    2,500,000                 -         2,500,000                -
                                                           ------------      ------------       ------------     ------------
        Income (Loss) from Continuing Operations Before
        Cumulative Effect of Change in Accounting Method     33,198,347          (683,264)       33,667,417       (3,590,061)

Cumulative Effect of Change in Accounting Method (Note 12)            -                 -                 -         (712,359)
Loss from Discontinued Operations                              (435,000)                -          (435,000)               -
                                                           ------------      ------------       ------------     ------------
        Net Income (Loss)                                  $ 32,763,347        $ (683,264)     $ 33,232,417     $ (4,302,420)
                                                           ============      ============       ============     ============
Basic Net Income (Loss) per Share:

        Continuing operations                                    $ 3.22           $ (0.08)           $ 3.27          $ (0.37)
        Cumulative effect of change in accounting method              -                 -                 -            (0.07)
        Discontinued operations                                   (0.04)                -             (0.04)               -
                                                           ------------      ------------       ------------     ------------
        Total Basic Net Income (Loss) Per Share                  $ 3.18           $ (0.08)           $ 3.23          $ (0.44)
                                                           ============      ============       ============     ============
Basic Weighted Average Number of Shares Outstanding          10,284,035        10,189,401        10,239,338       10,118,294
                                                           ============      ============       ============     ============
Diluted Net Income (Loss) Per Share:

        Continuing operations                                    $ 3.02           $ (0.08)           $ 3.03          $ (0.37)
        Cumulative effect of change in accounting method              -                 -                 -            (0.07)
        Discontinued operations                                   (0.04)                -             (0.04)               -
                                                           ------------      ------------       ------------     ------------
        Total Diluted Net Income (Loss) Per Share                $ 2.98           $ (0.08)           $ 2.99          $ (0.44)
                                                           ============      ============       ============     ============

Diluted Weighted Average Number of Shares Outstanding        11,033,819        10,189,401        11,183,627       10,118,294
                                                           ============      ============       ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                              Preferred Stock         Common Stock            Treasury Stock
                                                          -------------------------------------------------------------------------
                                                             Number     $0.01       Number      $0.01        Number
                                                           of Shares  Par Value   of Shares   Par Value    of Shares     Cost
                                                          -------------------------------------------------------------------------


Balance, December 31, 1999                                    6,000       $ 60    11,034,493    $ 110,345  (1,002,615)  $(3,675,398)

    Costs incurred related to the issuance of common stock        -          -            -             -           -             -
    Issuance of stock for  Employee Stock Purchase Plan           -          -            -             -       9,993        36,674
    Issuance of stock for  401K plan                              -          -            -             -      99,843       366,424
    Exercise of stock options                                     -          -       39,900           399      19,000        69,730
    Unrealized gain on available-for-sale investments             -          -            -             -           -             -
    Preferred stock dividends                                     -          -            -             -           -             -
    Net loss                                                      -          -            -             -           -             -
                                                            -----------------------------------------------------------------------
Balance, June 30, 2000                                         6,000       $ 60    11,074,393    $ 110,744   (873,779)  $(3,202,570)
                                                            =======================================================================







                                                             Additional                           Unrealized Loss         Total
                                                               Paid-in          Accumulated      on Available-for-    Stockholders'
                                                               Capital            Deficit        Sale Investments        Equity
                                                          -------------------------------------------------------------------------



Balance, December 31, 1999                                $ 162,275,613      $ (141,550,040)          $ (67,943)     $ 17,092,637

    Costs incurred related to the issuance of common stock     (156,425)                  -                   -          (156,425)
    Issuance of stock for  Employee Stock Purchase Plan         (25,420)                  -                   -            11,254
    Issuance of stock for  401K plan                           (247,860)                  -                   -           118,564
    Exercise of stock options                                   118,615                   -                   -           188,744
    Unrealized gain on available-for-sale investments                 -                   -              49,113            49,113
    Preferred stock dividends                                         -            (181,235)                  -          (181,235)
    Net loss                                                          -          (4,302,420)                  -        (4,302,420)
                                                          -------------------------------------------------------------------------
Balance, June 30, 2000                                     $ 161,964,523      $ (146,033,695)         $ (18,830)     $ 12,820,232
                                                          =========================================================================



The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                    1999            2000
Cash Flows from Operating Activities:                                           ------------     ------------
     Net Income (Loss)                                                         $ 33,232,417     $ (4,302,420)
        Add:  Net Loss from discontinued operations                                 435,000                -
                                                                                ------------     ------------
     Net Income (Loss) from continuing operations                                33,667,417       (4,302,420)
                                                                                ------------     ------------
     Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities-
        Depreciation and amortization                                               873,603           335,845
        Gain from sale of subsidiary                                            (47,090,876)                -
        Goodwill and asset write-off                                                      -           745,804
        Inventory write-off                                                               -           597,000
        Redemption of common stock held by Swiss Franc debenture holders          6,167,369                 -
        Changes in assets and liabilities, net of effects from sale of subsidiary
            Accounts receivable                                                   2,367,166           681,875
            Inventories                                                          (1,067,763)          305,409
            Receivable from sale of subsidiary                                            -           191,420
            Other current assets                                                 (2,456,403)          367,297
            Accounts payable                                                     (4,119,523)         (266,614)
            Accrued expenses                                                       (910,798)         (563,840)
            Accrued income taxes                                                  2,500,000        (2,073,869)
            Other current liabilities                                             3,239,556                 -
            Deferred revenue                                                       (799,714)         (469,781)
                                                                                ------------     ------------
                  Net cash used in operating activities                          (7,629,966)       (4,451,874)
                                                                                ------------     ------------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                           (249,691)         (392,213)
     Proceeds of available-for-sale investments                                 (17,850,248)       15,576,009
     Proceeds from the sale of subsidiary, net of cash on hand $288,000          49,448,023                 -
     Decrease in other assets                                                        10,925            40,443
                                                                                ------------     ------------
                  Net cash provided by investing activities                      31,359,009        15,224,239
                                                                                ------------     ------------
Cash Flows from Financing Activities:
     Net proceeds from the issuance of notes payable and advances from distributor  750,000                 -
     Proceeds from exercise of warrants, stock options
        and Employee Stock Purchase Plan                                             18,087           199,998
     Costs incurred related to issuance of common stock                            (198,500)         (156,425)
     Payments on line of credit                                                  (1,000,000)                -
     Payment on Swiss Franc convertible debentures                               (1,365,931)                -
     Purchase of treasury stock                                                  (1,102,084)                -
     Payment on note payable                                                     (2,290,041)                -
     Redemption of preferred stock                                                 (781,387)                -
                                                                                ------------     ------------
                  Net cash provided by (used in) financing activities            (5,969,856)           43,573
                                                                                ------------     ------------
Net increase in cash and cash equivalents                                        17,759,187        10,815,938
Net cash used in discontinued operations                                         (2,115,171)                -
Cash and cash equivalents, beginning of the period                                1,874,718         2,712,466
                                                                                ------------     ------------
Cash and cash equivalents, end of the period                                    $17,518,734       $13,528,404
                                                                                ============     ============
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                      $ 264,934         $ 122,404
                                                                                ============     ============
 Supplemental Disclosure of Noncash Financing and Investing Activities:
      Conversion of convertible debentures and related accrued
         interest, net of financing fees                                        $ 1,806,074               $ -
                                                                                ============     ============
      Conversion of preferred stock                                                $ 63,411               $ -
                                                                                ============     ============
     Issuance of common stock for 1999 and 2000 employer 401(k)
         matching contribution                                                    $ 206,659         $ 118,564
                                                                                ============     ============
      Unrealized gain (loss) on available-for-sale investments                    $ (53,964)         $ 49,113
                                                                                ============     ============
     Accrued dividends and interest on preferred stock                            $ 177,452         $ 181,235
                                                                                ============     ============
The accompanying notes are an integral part of these consolidated financial statements.

               PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS




1.       BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

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

                                           December 31,             June 30,
                                               1999                   2000
                                         -----------------      ----------------

      Market Value                            $22,505,996            $6,979,100
                                         =================      ================

      Cost Basis                              $22,573,939            $6,997,930
                                         =================      ================

      Gross Unrealized Loss                     $(67,943)             $(18,830)
                                         =================      ================


         Available-for-sale investments in the accompanying balance sheet at June 30, 2000 include debt securities of $6,979,100. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding gains totaling $49,113 on such debt securities were recorded in stockholders' equity during the six months ended June 30, 2000.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


4.       INVENTORIES
         -----------
         Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

                                                                    December 31,           June 30,
                                                                        1999                 2000
                                                                  ------------------   -----------------
                           Raw materials                               $1,403,001             $735,802
                           Work-in-process                                496,590              195,867
                           Finished goods                                       -               65,513
                                                                   -----------------    ----------------
                                                                       $1,899,591             $997,182
                                                                   =================   =================

             During the quarter ended June 30, 2000, the Company determined that certain inventory related to past generation products being phased out was obsolete. Accordingly, the Company wrote-off $597,000 of such inventory which was included in cost of sales.

5.       PROPERTY AND EQUIPMENT
         ----------------------
         Property and equipment consist of the following:

                                                                      December 31,        June 30,
                                                                         1999               2000
                                                                   ------------------  ---------------
                            Machinery and equipment                      $1,062,774       $1,209,724
                            Furniture and fixtures                        1,006,125        1,202,295
                            Leasehold improvements                          139,046          188,139
                                                                   ------------------  ----------------
                                                                          2,207,945        2,600,158
                            Less:  Accumulated depreciation
                                    and amortization                      1,216,513        1,667,136
                                                                   ------------------  ----------------
                                                                           $991,432         $933,022
                                                                    =================  ================

        During the quarter ended June 30, 2000, the Company determined that carrying value of certain equipment related to past generation products being phased out had been impaired and, accordingly, wrote-off $223,715 of such equipment.

6.       NOTES PAYABLE
         -------------
         Notes payable consist of the following:

                                                                                   December 31,          June 30,
                                                                                       1999                2000
                                                                                 -----------------   ------------------
  Dollar denominated convertible debentures                                            $500,000             $500,000
  Swiss franc denominated convertible debentures                                      2,244,016            2,244,016
                                                                                 -----------------   ------------------
                                                                                      2,744,016            2,744,016
  Less - current maturities                                                          (1,122,008)          (2,244,016)
                                                                                 -----------------   ------------------
                                                                                     $1,622,008             $500,000
                                                                                 =================   ==================



              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS



7.      SEGMENT AND GEOGRAPHIC INFORMATION
        ----------------------------------
         Product revenue from international sources were $1.0 million and $0.3 million for the three months ended June 30, 1999 and 2000, respectively, and $7.4 million and $1.1 million for the six months ended June 30, 1999 and 2000, respectively. The Company's revenue from international sources was primarily generated from customers located in Japan, Asia/Pacific and Europe/Middle East.

         The following table represents the percentage of product revenue by geographic region from customers for the three and six months ended June 30, 1999 and 2000:

                                              Three Months Ended                       Six Months Ended
                                                   June 30,                                June 30,
                                     --------------------------------------  --------------------------------------
                                            1999               2000                 1999               2000
                                     --------------------------------------  --------------------------------------


         United States                            79.9%              78.1%                60.0%              65.3%
         Japan                                     6.9%               0.6%                13.2%              21.7%
         Asia/Pacific                              6.1%               9.7%                 3.7%               7.1%
         Canada/Australia                          3.3%              11.0%                 1.6%               5.5%
         Europe/Middle East                        3.8%               0.5%                19.9%               0.3%
         Latin America                             0.0%               0.1%                 1.6%               0.1%

                                     --------------------------------------  --------------------------------------
         Total                                   100.0%             100.0%               100.0%             100.0%
                                     ======================================  ======================================

8.       STOCKHOLDERS' EQUITY
         --------------------
(a)      Options to Purchase Common Stock

         During the six months ended June 30, 2000, the Company granted options to purchase 948,500 shares of the Company's common stock at exercise prices ranging from $1.38 to $5.06 per share. During the six months ended June 30, 2000, 58,900 options were exercised at $3.19. During the six months ended June 30, 2000, options to purchase 176,541 shares of the Company's common stock at exercise prices ranging from $1.97 to $10.50 per share expired.

(b)       Warrants to Purchase Common Stock

         During the six months ended June 30, 2000, the Company granted warrants to purchase 60,000 shares of the Company's common stock at an exercise price of $1.97 per share. No warrants were exercised or expired during the six months ended June 30, 2000.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS




9.       NET INCOME (LOSS) PER COMMON SHARE
         ----------------------------------
         Basic net income (loss) per share was determined by dividing net income
(loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends. The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                       ---------------------------- -----------------------------
                                                           1999           2000          1999           2000
                                                       -------------  ------------- -------------- --------------
  Basic weighted average common
     Shares outstanding                                  10,284,035     10,189,401     10,239,338     10,118,294
  Potential common shares pursuant to:
     Stock options and warrants                             110,086        -               83,514        -
    Convertible preferred stock                             415,529        -              468,288        -
    Convertible debentures                                  224,169        -              392,487        -
                                                       -------------  ------------- -------------- --------------
  Diluted weighted average common
    Shares outstanding                                   11,033,819     10,189,401     11,183,627     10,118,294
                                                       =============  ============= ============== ==============

         The Company's net income (loss) per share for the three and six months ended June 30, 1999 and 2000 is as follows:

                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                      ------------------------------------ ------------------------------------
                                                            1999               2000              1999              2000
                                                      ------------------ ----------------- ------------------ -----------------
  Net income (loss) from continuing operations              $33,198,347        $(683,264)        $33,667,417       $(4,302,420)
  Preferred stock dividends                                     (80,226)         (91,317)           (177,452)         (181,235)
                                                      ------------------ ----------------- ------------------ ------------------
  Income (loss) attributable to common stockholders         $33,118,121        $(774,581)        $33,489,965       $(4,483,655)
                                                      ================== ================= ================== =================

  Basic net income (loss) per common share from
  continuing operations                                           $3.22           $(0.08)              $3.27            $(0.44)
                                                      ================== ================= ================== =================

  Basic weighted average number of shares
        Outstanding                                          10,284,035       10,189,401          10,239,338        10,118,294
                                                      ================== ================= ================== =================

  Diluted net income (loss) per common share from
  continuing operations                                           $3.02           $(0.08)              $3.03            $(0.44)
                                                      ================== ================= ================== ================

  Diluted weighted average number of shares
        outstanding                                          11,033,819        10,189,401         11,183,627        10,118,294
                                                      ================== ================= ================== ================

         For the  three  months  ended  June 30, 1999  and  2000,  3,204,859 and 5,079,403 shares, respectively, and for the six months ended June 30, 1999 and 2000, 3,010,354 and 5,079,403 shares, respectively, of outstanding stock options, stock warrants and convertible debt and preferred stock were not included in the diluted weighted average shares outstanding as they were antidilutive.

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS



10.     COMPREHENSIVE INCOME (LOSS)
        ---------------------------
         A reconciliation of comprehensive income (loss) is as follows:

                                                Three Months Ended                   Six Months Ended
                                                     June 30,                             June 30,
                                       ------------------------------------- ------------------------------------
                                             1999               2000               1999              2000
                                       ----------------- ------------------- ----------------- ------------------
Net income (loss)                           $33,198,347          $(683,264)       $33,667,417       $(4,302,420)
Unrealized gain (loss) on
available-for-sale investments                  (53,964)            27,396            (53,964)           49,113
                                       ----------------- ------------------- ----------------- ------------------

Comprehensive income (loss)                 $33,144,383          $(655,868)       $33,613,453       $(4,253,307)
                                       ================= =================== ================= ==================

11.      INTANGIBLE ASSETS
         -----------------
         The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated undiscounted cash flows to be generated by such assets. During the quarter ended June 30, 2000, the Company made a determination that goodwill related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,089 of such goodwill.

12.      CHANGE IN ACCOUNTING METHOD - REVENUE RECOGNITION
         -------------------------------------------------
         During the quarter ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in the current year's statement of operations, effective January 1, 2000. The impact of adopting SAB 101 for the three and six months ended June 30, 2000 was to increase net income by approximately $95,000 ($0.01 per share) and $140,000 ($0.01 per share), respectively. Restated results of operations for the quarter ended March 31, 2000 as a result of adopting SAB No. 101 are as follows:

                                                         Three Months Ended
                                                          March 31, 2000
                                                      -----------------------
          Revenues                                            $2,853,050
          Gross Margin                                          $288,201
          Operating Loss                                     $(3,514,655)
          Net Loss                                           $(3,619,156)
          Net Loss Per Share                                      $(0.37)

              PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


         If SAB 101 had been adopted effective January 1, 1999, the Company would have reported the following pro forma results:

                                                          Three Months Ended     Six Months Ended
                                                            June 30, 1999          June 30, 1999
                                                        --------------------------------------------
                                                                  (Pro forma - Unaudited)
                                                        --------------------------------------------
               Revenues                                             $4,879,177          $18,357,786
               Income from continuing operations
               before extraordinary items                          $32,808,347          $33,277,417
               Net income                                          $32,763,347          $32,842,417
               Net income per share - basic                              $3.14                $3.19
               Net income per share - diluted                            $2.94                $2.96

13.      GAIN ON SALE OF SUBSIDIARY
         --------------------------
         In connection with the sale of the Company's subsidiary on April 27, 1999, the Company had deferred gain recognition of $3.1 million. This amount represented funds held in escrow until April 27, 2000 as security for claims made. On April 27, 2000, the Company received all funds held in escrow for which no claims had been made and recorded the deferred gain in operating income in the accompanying Consolidated Statements of Operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
          of Operations
         --------------

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

On April 27, 1999, the Company sold all of the issued and outstanding common stock of Palomar's Star Medical Technologies, Inc. ("Star") subsidiary to Coherent for $65 million, paid in cash. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023. As a result of the above transaction, the Company believes it will be able to fund its operations for the short-term. However, for the years ended December 31, 1998 and 1999, gross revenues associated with Star's LightSheer diode laser system comprised 80% and 60%, respectively, of the Company's total revenues. Consequently, the Company's revenues have declined significantly over the last four-quarters. The Company believes the successful introduction and marketing of new products will become critical to the Company's long-term success. Broad market acceptance of laser hair removal and specific acceptance of the Company's new hair removal laser, the Palomar SLP1000(TM) diode hair removal laser system is critical to the Company's success. During the quarter ended June 30, 2000, the Company began shipment of the Palomar SLP1000. The Company has traditionally spent a significant amount of its resources in developing new technology and products. The Company expects this trend will continue for the foreseeable future.

(b)      Results of Operations

         (i) REVENUES AND GROSS PROFIT: Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

         For the three months ended June 30, 2000, the Company's revenues decreased to $2.6 million, as compared to $5.5 million for the three months ended June 30, 1999. The decrease in the Company's revenues of $2.9 million, or 53% from the three months ended June 30, 1999, was mainly due to the reduction in sales volume of $3.4 million associated with the LightSheer diode laser system manufactured by Star. This decrease was offset by an increase of $463,000 in royalties received by the Company.

                  Gross profit for the three months ended June 30, 2000 was $32,000, 1% of revenues, compared to $1.3 million, 23% of revenues, for the three months ended June 30, 1999. The decrease in gross profit and gross profit percentage was mainly due to the reduction in sales volume associated with the LightSheer diode laser system manufactured by Star. Additionally, gross margin was negatively affected in the quarter ended June 30, 2000 as the Company wrote off $597,000 of the remaining inventory associated with past generation product lines being phased out.

         (ii) OPERATING AND OTHER EXPENSES: Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

         Research and development costs decreased to $1.9 million for the three months ended June 30, 2000, as compared to $2.5 million for the three months ended June 30, 1999. Research and development expenses as a percentage of revenue totaled 73% for the three months ended June 30, 2000 and 45% for the three months ended June 30, 1999. The increase as a percentage of sales is directly attributable to the reduction in sales volume associated with the LightSheer diode laser system manufactured by Star while the Company continued to spend on research and development. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's laser platforms. The research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction and acne treatment covered in its expanded research agreement with Massachusetts General
Hospital.

         Selling and marketing expenses were $671,000, or 26% of revenues for the three months ended June 30, 2000, compared to $1.6 million, or 29% of revenues for the three months ended June 30, 1999. The decrease in selling and marketing expenses is directly attributable to the reduction in sales volumes due to the sale of Star to Coherent and related commissions paid to Coherent as the former exclusive distributor for the LightSheer diode laser system manufactured by Star

         General and administrative expenses decreased to $835,000, or 32% of revenues for the three months ended June 30, 2000, as compared to $1.5 million, or 27% of revenues for the three months ended June 30, 1999. This decrease in general and administrative expenses is attributable to the sale of the Company's Star subsidiary and due to the Company's restructuring and consolidation of administrative functions at the end of 1999.

         During the quarter ended June 30, 2000, the Company made a determination that goodwill and equipment related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of goodwill and $224,000 of equipment.

         Costs related to solicitation of proxies in connection with the Company's 1999 Annual Meeting of Stockholders were $625,000 for the three months ended June 30, 1999 as a result of proxy contest launched by a dissident stockholder group.

         Settlement costs were $750,000 for the three months ended June 30, 1999 and are attributable to various lawsuits and other claims against the Company.

         Gain from the sale of a subsidiary was $47.1 million for the three months ended June 30, 1999 due to the Company completing the sale of Star on April 27, 1999. Gain from sale of subsidiary was $3.1 million in the quarter ended June 30, 2000, as the one-year escrow was settled in connection with the sale of Star.

         Redemption expense was $6.2 million for the three months ended June 30, 1999. This amount reflects a redemption expense as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss franc denominated subordinated convertible debentures originally totaling $7.7 million and due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of $6.7 million to the European banks, of which $4.5 million has been paid. The balance of $2.2 million is due through 2001. Accordingly, the Company has recorded a charge to operations of $6.2 million. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company

         Interest income decreased to $276,000 for the three months ended June 30, 2000, compared to $402,000 for the three months ended June 30, 1999. This decrease in interest income was the result of a decrease in cash, cash equivalents and available-for-sale investments for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

         Interest expense decreased to $37,000 for the three months ended June 30, 2000, compared to $193,000 for the three months ended June 30, 1999. As a result of the sale of Star, which generated $49.7 million in cash, the Company paid substantially all of its outstanding debt resulting in a decrease of interest expense.

         Other income, net decreased to approximately $49,000 for the three months ended June 30, 2000. This amount compares to $257,000 for the three months ended June 30, 1999.

         The Company had a provision for income taxes of $2.5 million for the three months ended June 30, 1999 as a result of the sale of Star. The Company was not able to fully offset the gain with its net operating loss carryforwards.

         During the three months ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in the current year's statement of operations, effective January 1, 2000.

         The loss from discontinued operations for the three months ended June 30, 1999 was $435,000 and due to a settlement related to the operations of a former subsidiary.

(iii) REVENUES AND GROSS PROFIT: Six Months Ended June 30, 2000, Compared to the Six Months Ended June 30, 1999

         For the six months ended June 30, 2000, the Company's revenues were $5.4 million, as compared to $19.0 million for the six months ended June 30, 1999. The decrease in the Company's revenues of $13.6 million, or 71% from the six months ended June 30, 1999, was mainly due to the reduction in sales volume of $14.5 million associated with the LightSheer diode laser system manufactured by Star. This decrease is offset by an increase of $1.7 million in royalties received by the Company and decrease of $0.8 million in other product revenues.

         Gross profit for the six months ended June 30, 2000 was $335,000, 6% of revenues, as compared to $9.8 million, or 52% of revenues for the six months ended June 30, 1999. The decrease in the Company's gross profit of $9.5 million, or 97% from the six months ended June 30, 1999, was mainly due to the reduction in sales volume associated with the LightSheer diode laser system manufactured by Star. Additionally, gross margin was negatively affected in the six months ended June 30, 2000 as the Company wrote off $597,000 of the remaining inventory associated with past generation product lines being phased out.

         (iv) OPERATING AND OTHER EXPENSES: Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998

         Research and development costs decreased to $4.0 million for the six months ended June 30, 2000, from $4.6 million for the six months ended June 30, 1999. Research and development expenses as a percentage of revenue totaled 73% for the six months ended June 30, 2000 and 24% for the six months ended June 30, 1999. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's laser platforms. The research and development goals in the field of laser hair removal are to design systems that
(1) permit more rapid treatment of large areas, (2) have high gross margins, and
(3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction and acne treatment covered in its expanded research agreement with Massachusetts General Hospital.

         Selling and marketing expenses decreased to $1.2 million (21% of revenues) for the six months ended June 30, 2000, from $5.7 million (30% of revenues) for the six months ended June 30, 1999. The decrease in selling and marketing expenses as a percentage of revenues is a result of the Company's sale of Star.

         General and administrative expenses decreased to $2.1 million (38% of revenues) for the six months ended June 30, 2000, as compared to $3.2 million (17% of revenues) for the six months ended June 30, 1999. This decrease in general and administrative expenses is attributable to the sale of the Company's Star subsidiary and due to the Company's restructuring and consolidation of administrative functions at the end of 1999.

         During the quarter ended June 30, 2000, the Company made a determination that goodwill and equipment related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of goodwill and $224,000 of equipment.

         Costs related to solicitation of proxies in connection with the Company's 1999 Annual Meeting of Stockholders were $625,000 for the six months ended June 30, 1999 as a result of proxy contest launched by a dissident stockholder group.

         Settlement costs were $750,000 for the six months ended June 30, 1999 and are attributable to various lawsuits and other claims against the Company.

         Gain from the sale of a subsidiary was $47.1 million for the six months ended June 30, 1999 due to the Company completing the sale of Star on April 27, 1999

         Redemption expense was $6.2 million for the six months ended June 30, 1999. This amount reflects a redemption expense as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss franc denominated subordinated convertible debentures originally totaling $7.7 million and due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of $6.7 million to the European banks, of which $4.5 million has been paid. The balance of $2.2 million is due through 2001. Accordingly, the Company has recorded a charge to operations of $6.2 million. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

         Interest income increased to approximately $690,000 for the six months ended June 30, 2000 as compared to $408,000 for the six months ended June 30, 1999. This amount represents interest earned on the balance of the funds received from the April 27, 1999 sale of Star, which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

         Interest expense decreased to $87,000 for the six months ended June 30, 2000, from $364,000 for the six months ended June 30, 1999. As a result of the sale of Star, which generated $49.7 million in cash, the Company paid substantially all of its outstanding debt resulting in a decrease of interest expense.

         Other income, net of $293,000 for the six months ended June 30, 2000, remained relatively constant as compared to $280,000 for the six months ended June 30, 1999.

         The Company had a provision for income taxes of $2.5 million for the six months ended June 30, 1999 as a result of the sale of Star. The Company was not able to fully offset the gain with its net operating loss carryforwards.

         During the six months ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in the current year's statement of operations, effective January 1, 2000.

         The loss from discontinued operations for the six months ended June 30, 1999 was $435,000 and due to a settlement related to the operations of a former subsidiary.

(c)      Liquidity and Capital Resources

         The Company's operations are carried out at the subsidiary level and consist primarily of research and development. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations. As of June 30, 2000, the Company had $20.5 million in cash, cash equivalents and available-for-sale investments. With the proceeds from the Star sale, the Company believes that its financial position will meet its ongoingcash flow requirements and fund expected operating losses of its subsidiaries in the near term. The successful introduction and marketing of new products currently under development will be critical to future liquidity.

         As of June 30, 2000, the Company's accounts receivable totaled $1.2 million, as compared to $1.9 million as of December 31, 1999. The Company's allowance for doubtful accounts totaled $173,000 as of June 30, 2000, compared to $207,000 as of December 31, 1999.

         As of June 30, 2000, the Company's accounts payable has decreased to $393,000, as compared to $659,000 as of December 31, 1999.

         The Company anticipates that capital expenditures for the remainder of 2000 will total approximately $200,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

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

         Our Second Restated Certificate of Incorporation and our Amended and Restated "By-laws" contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to the Secretary of the Company advance notice of director nominations and business to be brought by such stockholder before any annual or special meeting of stockholders, as well as certain information regarding such nomination and/or business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. They also provide that a special meeting of stockholders may be called only by the affirmative vote of a majority of the Board of Directors. These provisions could delay any stockholder actions that are favored by the holders of a majority of the outstanding stock of the Company until the next stockholders' meeting. In addition, the Board of Directors is authorized to issue shares of common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------
         Not applicable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------
         On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. to join the Company, its former chief executive officer and current chief operating officer as defendants. On March 17, 1999, the Second Amended Class Action Complaint in Varljen was served upon the Company and its current chief operating officer alleging that the Company and the former and current officer violated the federal securities laws in various public disclosures that the Company made directly and indirectly during the period from February 1, 1996 to March 26, 1997. Palomar and the Varljen plaintiffs have reached an agreement in principle pursuant to which Palomar and its insurance carrier would pay plaintiffs $5 million in settlement of all their claims. Of this amount, Palomar would contribute up to $1 million in stock and $1.375 million in cash, and its insurance carrier the remaining $2.625 million in cash. This settlement agreement must be approved by the court. There can be no assurance of such court approval; however, management believes that the court approval is probable and has accrued for its estimated loss.

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

Item 2.  Changes in Securities.
         ----------------------
         Not applicable.

Item 3.  Defaults upon Senior Securities.
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------


         The following table sets forth a brief description of each matter voted upon and the number of votes cast for or against, as well as the number of abstentions and broker non-votes, as to each such matter, at the Company's Annual Meeting of Stockholders held on June 7, 2000.

                                                                                 Votes       Votes
                                       Matter                                     For       Against     Abstentions
         ------------------------------------------------------------------------------------------------------------

         Ratification of Selection of Arthur Andersen LLP as the                7,842,625      28,138         32,682
             Company's Auditors

         Election of Directors:

         Management Nominees:

                  Louis P. Valente                                              7,797,865     105,580

                  James G. Martin                                               7,797,921     105,524

                  A. Neil Pappalardo                                            7,797,921     105,538

                  Nicholas P. Economou                                          7,797,921     105,524



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

      3(ii)       Bylaws, as amended.

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

    ##4.12        Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.

     #4.13        Form of Company Warrant to Purchase Common Stock

      10          Amendment No. 1 to Key Employment Agreement between the Company and Joseph P. Caruso dated June 8,
                  2000
















       27       Financial Data Schedule for the Period Ended June 30, 2000.

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

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on August 9, 2000.

                                        PALOMAR MEDICAL TECHNOLOGIES, INC.
                                        ----------------------------------
                                        (Registrant)


                                        /S/ Louis P. Valente
DATE:  August 9, 2000              By:  -----------------------------
                                        Louis P. Valente
                                        Chief Executive Officer
                                       (Principal Executive Officer)



                                       /S/ Joseph P. Caruso
DATE:  August 9, 2000             By:  -----------------------------
                                       Joseph P. Caruso
                                       President and Chief Operating Officer
                                      (Principal Financial Officer and Principal
                                       Accounting Officer)