Form 10-Q
period 2000-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2000-11-13
CIK 881695

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000

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

(Address of principal executive offices)

       (781) 993-2300

(Issuer's telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

     As of October 31, 2000, 10,221,558 shares of common stock, $.01 par value per share, were outstanding.
Transitional Small Business Disclosure Format (check one): Yes         No   X

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

       ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           Consolidated Condensed Balance Sheets                   1

                           Consolidated Statements of Operations                   2

                           Consolidated Statement of Stockholders' Equity          3

                           Consolidated Statements of Cash Flows                   4

                           Notes to Consolidated Financial Statements              5

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                10

                    RISK FACTORS                                                   14

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                                  17

PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                                 18

        ITEM 2.  CHANGES IN SECURITIES                                             18

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   18

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                                               18

        ITEM 5.  OTHER INFORMATION                                                 18

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  19

 SIGNATURES                                                                        20

PALOMAR MEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          December 31,     September 30,
                                                              1999              2000
                                                         ----------------  --------------
                                                                             (Unaudited)
         ASSETS

Current Assets:
        Cash and cash equivalents                           $2,712,466        $6,356,512
        Available-for-sale investments, at market value     22,505,996        10,860,552
        Accounts receivable, net                             1,879,612         1,588,951
        Inventories                                          1,899,591         1,181,061
        Receivable from sale of subsidiary                   3,330,976                 -
        Income tax refund receivable                                 -         1,619,935
        Other current assets                                   729,301           607,462
                                                         ----------------  --------------
             Total current assets                           33,057,942        22,214,473
                                                         ----------------  --------------
Property and Equipment, Net
                                                               991,432           899,516
                                                         ----------------  --------------
Other Assets:
        Cost in excess of net assets acquired, net             631,026                 -
        Other non-current assets                               162,468           122,024
                                                         ----------------  --------------
             Total other assets                                793,494           122,024
                                                         ----------------  --------------
                                                           $34,842,868       $23,236,013
                                                         ================  ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Current portion of long-term debt                  $ 1,122,008       $ 1,683,012
        Accounts payable                                       659,280           598,711
        Accrued liabilities                                  6,371,553         5,886,070
        Accrued income taxes                                 2,500,000         1,822,146
        Deferred revenue                                       918,642           367,948
        Deferred gain from sale of subsidiary                3,139,556                 -
                                                         ----------------  --------------
             Total current liabilities                      14,711,039        10,357,887
                                                         ----------------  --------------
Long-Term Debt, Net of Current Portion                       1,622,008           500,000
                                                         ----------------  --------------
Accrued Dividends and Interest on Preferred Stock            1,417,184         1,691,134
                                                         ----------------  --------------
Stockholders' Equity:
       Preferred stock, $.01 par value-

             Authorized - 1,500,000 shares
             Issued and outstanding -
             6,000 shares
             at December 31, 1999 and September 30, 2000           60                 60

       Common stock, $.01 par value-

             Authorized - 45,000,000 shares
             Issued - 11,034,493 shares and 11,074,393
             shares at December 31, 1999 and September 30,
             2000, respectively                                110,345           110,744

        Additional paid-in capital                         162,275,613       161,991,709

        Accumulated deficit                               (141,550,040)     (148,235,638)

        Unrealized loss on available-for-sale investments      (67,943)          (10,497)

        Less: Treasury stock - 1,002,615 and 864,737
        shares at cost at December 31, 1999 and             (3,675,398)       (3,169,386)
        September 30, 2000, respectively                 ----------------  --------------
                     Total stockholders' equity             17,092,637        10,686,992
                                                         ----------------  --------------
                                                           $34,842,868       $23,236,013
                                                         ================   ==============

The accompanying notes are an integral part of these consolidated financial statements.

PALOMAR MEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                       September 30,
                                                            1999             2000             1999             2000
                                                       ---------------   --------------   --------------   --------------
Product revenues                                          $ 1,716,517      $ 3,056,139     $ 20,074,303      $ 6,151,262
Royalty revenues                                            1,206,823          954,378        1,856,823        3,307,055
                                                       ---------------   --------------   --------------   --------------
       Total Revenues                                       2,923,340        4,010,517       21,931,126        9,458,317

Cost of product revenues                                    2,044,485        2,439,228       10,991,486        6,611,304
Cost of royalty revenues                                      482,729          381,751          742,749        1,322,822
                                                       ---------------   --------------   --------------   --------------
       Total Cost of Revenues                               2,527,214        2,820,979       11,734,235        7,934,126
                                                       ---------------   --------------   --------------   --------------

       Gross Margin                                           396,126        1,189,538       10,196,891        1,524,191
                                                       ---------------   --------------   --------------   --------------
 Operating Expenses (Income)

       Research and development                             1,642,140        1,909,164        6,272,869        5,877,688
       Sales and marketing                                    590,188        1,019,287        6,307,410        2,172,184
       General and administrative                           1,041,677          892,499        4,199,309        2,985,314
       Goodwill and asset write-off (Note 5 and 11)                 -                -                -          745,804
       Costs incurred for proxy contest                             -                -          624,627                -
       Setlement costs                                              -                -          750,000                -
       Gain from sale of subsidiary                                 -                -      (47,090,876)      (3,139,556)
                                                       ---------------   --------------   --------------   --------------
             Total operating expenses (income)              3,274,005        3,820,950      (28,936,661)       8,641,434
                                                       ---------------   --------------   --------------   --------------
             Income (loss) from operations                 (2,877,879)      (2,631,412)      39,133,552       (7,117,243)

Swiss Franc Redemption                                              -                -       (6,167,369)               -
Interest Income                                               469,984          309,854          877,618          999,466
Interest Expense                                             (182,257)         (36,429)        (546,173)        (123,689)
Other Income (Expense), net                                    (8,148)          57,805          271,489          351,223
                                                       ---------------   --------------   --------------   --------------
       Income (Loss) from Continuing Operations
       Before Provision (Benefit) for Income Taxes         (2,598,300)      (2,300,182)      33,569,117       (5,890,243)

Provision (Benefit) for Income Taxes                                -         (191,056)       2,500,000         (191,056)
                                                       ---------------   --------------   --------------   --------------

       Income (Loss) from Continuing Operations Before
       Cumulative Effect of Change in Accounting Method    (2,598,300)      (2,109,126)      31,069,117       (5,699,187)

Cumulative Effect of Change in Accounting Method (Note 12)          -                -                -         (712,359)

Loss from Discontinued Operations                                   -                -         (435,000)               -
                                                       ---------------   --------------   --------------   --------------
       Net Income (Loss)                                 $ (2,598,300)    $ (2,109,126)    $ 30,634,117     $ (6,411,546)
                                                       ===============   ==============   ==============   ==============
Basic Net Income (Loss) per Share:

       Continuing operations                                  $ (0.27)         $ (0.22)          $ 3.02          $ (0.59)
       Cumulative effect of change in accounting method             -                -                -            (0.07)
       Discontinued operations                                      -                -            (0.04)               -
                                                       ---------------   --------------   --------------   --------------

       Total Basic Net Income (Loss) Per Share                $ (0.27)         $ (0.22)          $ 2.98          $ (0.66)
                                                       ===============   ==============   ==============   ==============
Basic Weighted Average Number of Shares Outstanding        10,087,905       10,209,361       10,188,306       10,148,871
                                                       ===============   ==============   ==============   ==============

Diluted Net Income (Loss) Per Share:

       Continuing operations                                  $ (0.27)         $ (0.22)          $ 2.85          $ (0.59)
       Cumulative effect of change in accounting method             -                -                -            (0.07)
       Discontinued operations                                      -                -            (0.04)               -
                                                       ---------------   --------------   --------------   --------------
       Total Diluted Net Income (Loss) Per Share              $ (0.27)         $ (0.22)          $ 2.81          $ (0.66)
                                                       ===============   ==============   ==============   ==============
Diluted Weighted Average Number of Shares Outstanding      10,087,905       10,209,361       10,957,857       10,148,871
                                                       ===============   ==============   ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

PALOMAR MEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

                                                                                               Preferred Stock                 Common Stock                      Treasury Stock                    Additional                               Unrealized Loss
             Total
                                                                                ------------------------------------------------------------------------------------------------------------------
                                                                                                                                                                                                     Paid-in                                on Available-for-
         Stockholders'
                                                                                           Number          $0.01          Number           $0.01             Number                                                   Accumulated

                                                                                          of Shares      Par Value      of Shares         Par Value        of Shares          Cost                   Capital             Deficit            Sale Investments
            Equity
                                                                                ----------------------------------------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------

Balance, December 31, 1999                                                                     6,000           $ 60        11,034,493            110,345      (1,002,615)     $ (3,675,398)        $ 162,275,613        $ (141,550,040)               $
(67,943)         $ 17,092,637

              Costs incurred related to the issuance of common stock                               -              -                 -                  -               -                 -              (222,050)                    -
-             (222,050)
              Issuance of stock for  Employee Stock Purchase Plan                                  -              -                 -                  -          19,035            69,858               (38,609)                    -
-               31,249
              Issuance of stock for  401K plan                                                     -              -                 -                  -          99,843           366,424              (247,860)                    -
-              118,564
              Exercise of stock options                                                            -              -            39,900                399          19,000            69,730               118,615                     -
-              188,744
              Fair value of warrants issued for investment banking services                        -              -                 -                  -               -                 -               106,000                     -
-              106,000
              Unrealized gain on available-for-sale investments                                    -              -                 -                  -               -                 -                     -                     -
57,446               57,446
              Preferred stock dividends                                                            -              -                 -                  -               -                 -                     -              (274,052)
-             (274,052)
              Net  loss                                                                            -              -                 -                  -               -                 -                     -            (6,411,546)
-           (6,411,546)
                                                                                ----------------------------------------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------
Balance, September 30, 2000                                                                     6,000          $ 60        11,074,393           $ 110,744       (864,737)     $ (3,169,386)        $ 161,991,709        $ (148,235,638)                $
(10,497)        $ 10,686,992
                                                                                ================================================================================================================================================================
==========================================================

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine Months Ended September 30,
                                                                        1999           2000
                                                                    -------------  -------------
Cash Flows from Operating Activities:
     Net Income (Loss)                                              $ 30,634,117   $ (6,411,546)
        Add:  Net Loss from discontinued operations                     (435,000)             -
                                                                    -------------  -------------

     Net Income (Loss) from continuing operations                     31,069,117     (6,411,546)
                                                                    -------------  -------------

     Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities-
        Depreciation and amortization                                    979,546        405,922
        Gain from sale of subsidiary                                 (47,090,876)             -
        Goodwill and asset write-off                                           -        745,804
        Inventory write-off                                                    -        597,000
        Redemption of common stock held by Swiss Franc
               debenture holder                                        6,167,369              -
        Fair value of warrants issued for investment banking services          -        106,000
        Changes in assets and liabilities, net of effects
         from sale of subsidiary
           Accounts receivable                                         2,491,364        290,661
           Inventories                                                (1,221,512)       121,530
           Receivable from sale of subsidiary                         (3,297,138)     3,330,976
           Income tax refund receivable                                        -     (1,619,935)
           Other current assets                                          263,186        121,839
           Accounts payable                                           (3,258,003)       (60,567)
           Accrued expenses                                            1,233,716       (454,147)
           Accrued income taxes                                                -       (647,398)
           Deferred gain from sale of subsidiary                       3,139,556     (3,139,556)
           Deferred revenue                                             (764,128)      (550,694)
                                                                    -------------  -------------
                  Net cash used in operating activities              (10,287,803)    (7,164,111)
                                                                    -------------  -------------
 Cash Flows from Investing Activities:
     Purchases of property and equipment                                (144,341)      (428,785)
     Purchases of available-for-sale investments                     (20,786,767)    (8,871,049)
     Proceeds of available-for-sale investments                                -     20,573,939
     Proceeds from the sale of subsidiary, net of
        cash on hand $288,000                                         49,448,023              -
     Decrease (increase) in other assets                                 (32,803)        40,443
                                                                    -------------  -------------
                Net cash provided by investing activities             28,484,112     11,314,548
                                                                    -------------  -------------

Cash Flows from Financing Activities:
     Net proceeds from the issuance of notes payable and
        advances from distributor                                        750,000              -
     Proceeds from exercise of warrants, stock options
        and Employee Stock Purchase Plan                                  37,527        219,993
     Costs incurred related to issuance of common stock                 (291,000)      (222,050)
     Payments on line of credit                                       (1,000,000)             -
     Payment on Swiss Franc convertible debentures                    (4,441,064)      (504,334)
     Purchase of treasury stock                                       (1,382,202)             -
     Payment on note payable                                          (2,290,041)             -
     Redemption of preferred stock                                      (781,387)             -
                                                                    -------------  -------------
                Net cash used in financing activities                 (9,398,167)      (506,391)
                                                                    -------------  -------------
Net increase in cash and cash equivalents                               8,798,142      3,644,046
Net cash used in discontinued operations                               (2,115,171)             -
Cash and cash equivalents, beginning of the period                      1,874,718      2,712,466
                                                                    -------------  -------------
Cash and cash equivalents, end of the period                           $8,557,689     $6,356,512
                                                                    =============  =============
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                           $ 357,829      $ 151,271
                                                                    =============  =============

Supplemental Disclosure of Noncash Financing and Investing
      Activities:
      Conversion of convertible debentures and related accrued
         interest, net of financing fees                             $ 1,806,074            $ -
                                                                    =============  =============

      Conversion of preferred stock                                     $ 63,411            $ -
                                                                    =============  =============

      Issuance of common stock for 1999 and 2000 employer 401(k)
         matching contribution                                         $ 206,659      $ 118,564
                                                                    =============  =============

      Accrued dividends and interest on preferred stock                 $ 86,816      $ 274,052
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

                                           December 31,          September 30,
                                               1999                   2000
                                         ------------------     -----------------

      Market Value                             $22,505,996           $10,860,552
                                         ==================     =================

      Cost Basis                               $22,573,939           $10,871,049
                                         ==================     =================

      Gross Unrealized Loss                       $(67,943)             $(10,497)
                                         ==================     =================

     Available-for-sale investments in the accompanying balance sheet at September 30, 2000 include debt securities of $10,860,552. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding gains totaling $57,446 on such debt securities were recorded in stockholders' equity during the nine months ended September 30, 2000.

4. INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

                                           December 31,        September 30,
                                              1999                2000
                                        -----------------   -----------------
           Raw materials                      $1,403,001            $767,143
           Work-in-process                       496,590             215,556
           Finished goods                              -             198,361
                                        -----------------   -----------------
                                              $1,899,591          $1,181,061
                                        =================   =================

     During the quarter ended June 30, 2000, the Company determined that certain inventory related to past generation products being phased out was obsolete. Accordingly, the Company wrote-off $597,000 of such inventory which was included in cost of sales.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            December 31,      September 30,
                                                                1999              2000
                                                         ------------------ ----------------
                  Machinery and equipment                      $1,062,774        $ 958,130
                  Furniture and fixtures                        1,006,125        1,248,330
                  Leasehold improvements                          139,046          206,554
                                                         ------------------ ----------------
                                                                2,207,945        2,413,015
                  Less:  Accumulated depreciation
                         And amortization                       1,216,513        1,513,498
                                                         ------------------ ----------------
                                                                 $991,432         $899,516
                                                         ================== ================

     During the quarter ended June 30, 2000, the Company determined that carrying value of certain equipment related to past generation products being phased out had been impaired and, accordingly, wrote-off $223,715 of such equipment.

6. NOTES PAYABLE

     Notes payable consist of the following:

                                                                        December 31,        September 30,
                                                                            1999                2000
                                                                      ------------------  ------------------
                    Dollar denominated convertible debentures               $500,000            $500,000
                    Swiss franc denominated convertible debentures         2,244,016           1,683,012
                                                                      ------------------  ------------------
                                                                           2,744,016           2,183,012
                    Less - current maturities                             (1,122,008)         (1,683,012)
                                                                      ------------------  ------------------
                                                                          $1,622,008            $500,000
                                                                      ==================  ==================

7. SEGMENT AND GEOGRAPHIC INFORMATION

     Product revenue from international sources were $0.6 million and $1.5 million for the three months ended September 30, 1999 and 2000, respectively, and $8.0 million and $2.6 million for the nine months ended September 30, 1999 and 2000, respectively. The Company's revenue from international sources was primarily generated from customers located in Japan, Asia/Pacific and Canada/Australia.

     The following table represents the percentage of product revenue by geographic region from customers for the three and nine months ended September 30, 1999 and 2000:

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                          September 30,
                                     ------------------  ------------------  ------------------  ---------------
                                            1999               2000                 1999             2000
                                     ------------------  ------------------  ------------------  ---------------

         United States                            64.8%              51.5%                60.4%          58.4%
         Japan                                    20.9%              34.5%                13.9%          28.1%
         Asia/Pacific                              8.5%               5.5%                 4.1%           6.3%
         Canada/Australia                          5.8%               4.7%                 1.9%           5.1%
         Europe/Middle East                        0.0%               1.7%                18.2%           1.0%
         Latin America                             0.0%               2.1%                 1.5%           1.1%
                                     ------------------  ------------------  ------------------  ---------------
         Total                                   100.0%             100.0%               100.0%         100.0%
                                     ==================  ==================  ==================  ===============

8. STOCKHOLDERS’ EQUITY

(a) Options to Purchase Common Stock

     During the nine months ended September 30, 2000, the Company granted options to purchase 1,011,200 shares of the Company's common stock at exercise prices ranging from $1.38 to $5.06 per share. During the nine months ended September 30, 2000, 58,900 options were exercised at $3.19. During the nine months ended September 30, 2000, options to purchase 354,055 shares of the Company's common stock at exercise prices ranging from $1.97 to $17.50 per share expired or were cancelled.

(b) Warrants to Purchase Common Stock

     During the nine months ended September 30, 2000, the Company granted warrants to purchase 330,000 shares of the Company's common stock at an exercise price of $1.97 to $3.50 per share. During the nine months ended September 30, 2000, 408,132 warrants expired with an exercise price of $10.50 to $105.00 per share.

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

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                     ---------------------------- ----------------------------
                                                         1999          2000           1999           2000
                                                     ------------- -------------- -------------- -------------
  Basic weighted average common
    Shares outstanding                                 10,087,905     10,209,361     10,188,306    10,148,871
  Potential common shares pursuant to:
    Stock options and warrants                            -              -              167,135       -
    Convertible preferred stock                           -              -              423,979       -
    Convertible debentures                                -              -              178,437       -
                                                     ------------- -------------- -------------- -------------
  Diluted weighted average common
    Shares outstanding                                 10,087,095     10,209,361     10,957,857    10,148,871
                                                     ============= ============== ============== =============

        The  Company's  net income  (loss) per share for the three and nine months  ended  September  30, 1999 and
2000 is as follows:

                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                   ------------------------------- ----------------------------
                                                         1999            2000           1999          2000
                                                   --------------- --------------- ------------- --------------
  Net income (loss) from continuing operations       $(2,598,300)     $(2,109,126)   $31,069,117   $(5,699,187)
  Preferred stock dividends                              (86,815)         (92,817)      (264,267)     (274,052)
                                                   --------------- --------------- ------------- --------------
  Income (loss) attributable to common
  stockholders                                       $(2,685,115)     $(2,201,943)   $30,804,850   $(5,973,239)
                                                   =============== =============== ============= ==============

  Basic net income (loss) per common share from
  continuing operations                                   $(0.27)          $(0.22)         $3.02        $(0.59)
                                                   =============== =============== ============= ==============

  Basic weighted average number of shares
  outstanding                                         10,087,905       10,209,361     10,188,306    10,148,871
                                                   =============== =============== ============= ==============

  Diluted net income (loss) per common share from
  continuing operations                                   $(0.27)          $(0.22)         $2.85        $(0.59)
                                                   =============== =============== ============= ==============
  Diluted weighted average number of shares
  outstanding                                         10,087,905       10,209,361     10,957,857    10,148,871
                                                   =============== =============== ============= ==============

     For the three months ended September 30, 1999 and 2000, 4,420,021 and 4,834,214 shares, respectively, and for the nine months ended September 30, 1999 and 2000, 3,650,470 and 4,834,214 shares, respectively, of outstanding stock options, stock warrants and convertible debt and preferred stock were not included in the diluted weighted average shares outstanding as they were antidilutive.

10. COMPREHENSIVE INCOME (LOSS)

     A reconciliation of comprehensive income (loss) is as follows:

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                           ---------------------------------- -------------------------------
                                                 1999             2000              1999            2000
                                           ----------------- ---------------- ----------------- -------------
Net income (loss)                              $(2,598,300)     $(2,109,126)       $30,634,117  $(6,411,546)
Unrealized gain (loss) on available-
for-sale investments                                (2,804)           8,333            (56,768)      57,446
                                           ----------------- ---------------- ----------------- -------------
Comprehensive income (loss)                    $(2,601,104)     $(2,100,793)       $30,577,349  $(6,354,100)
                                           ================= ================ ================= =============

11. INTANGIBLE ASSETS

     The Company assesses the reliability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated undiscounted cash flows to be generated by such assets. During the quarter ended June 30, 2000, the Company made a determination that goodwill related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,089 of such goodwill.

12. CHANGE IN ACCOUNTING METHOD - REVENUE RECOGNITION

     During the quarter ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in the current year's statement of operations, effective January 1, 2000. The impact of adopting SAB 101 for the nine months ended September 30, 2000 was to increase net income by approximately $140,000 ($0.01 per share), respectively. Restated results of operations for the quarter ended March 31, 2000 as a result of adopting SAB No. 101 are as follows:

                                            Three Months Ended
                                               March 31, 2000
                                     --------------------------------
Revenues                                                   $2,853,050
Gross Profit                                                 $288,201
Operating Loss                                            $(3,514,655)
Net Loss                                                  $(3,619,156)
Net Loss Per Share                                             $(0.37)

      If SAB 101 had been adopted effective January 1, 1999, the Company would have reported the following pro forma results:

                                                  Three Months Ended     Nine Months Ended
                                                  September 30, 1999    September 30, 1999
                                                ----------------------- --------------------
                                                            (Pro forma - Unaudited)
                                                ----------------------- --------------------
        Revenues                                             $2,448,311          $21,456,097
        Income from continuing operations
        before extraordinary items                          $(2,883,317)         $30,784,100
        Net income                                          $(2,883,317)         $30,349,100
        Net income per share - basic                             $(0.34)               $2.91
        Net income per share - diluted                           $(0.34)               $2.75

13. GAIN ON SALE OF SUBSIDIARY

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Overview

     We are a researcher and developer of proprietary laser systems for hair removal and other cosmetic laser systems and are the first company to obtain clearance from the FDA for using laser systems for "permanent hair reduction." Hundreds of Palomar laser hair removal systems have been installed in physician practices worldwide. Through Palomar's research partnership with Massachusetts General Hospital's Wellman Laboratories, new indications are being tested to further advance the laser hair removal market and other cosmetic laser applications including fat reduction and acne treatment.

     On April 27, 1999, the Company sold all of the issued and outstanding common stock of Palomar's Star Medical Technologies, Inc. ("Star") subsidiary to Coherent, Inc. ("Coherent") for $65 million, paid in cash. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023. As a result of the above transaction, the Company believes it will be able to fund its operations for the short-term. However, for the years ended December 31, 1998 and 1999, gross revenues associated with Star's LightSheer diode laser system comprised 80% and 60%, respectively, of the Company's total revenues. Consequently, the Company's revenues have declined significantly. The Company believes the successful introduction and marketing of new products will become critical to the Company's long-term success. Broad market acceptance of laser hair removal and specific acceptance of the Company's new hair removal laser, the Palomar SLP1000(TM)diode laser system for hair removal and vascular treatments ("Palomar SLP1000") is critical to the Company's success. During the quarter ended June 30, 2000, the Company began shipment of the Palomar SLP1000. The Company has traditionally spent a significant amount of its resources in developing new technology and products. The Company expects this trend will continue for the foreseeable future.

b) Results of Operations

            (i)       REVENUES AND GROSS PROFIT: Three Months Ended September 30, 2000,
                       Compared to Three Months Ended September 30, 1999

     For the three months ended September 30, 2000, the Company's revenues increased to $4.0 million, as compared to $2.9 million for the three months ended September 30, 1999. The increase in the Company's revenues of $1.1 million, or 38% from the three months ended September 30, 1999, was mainly attributed to the introduction of the Palomar SLP1000.

     Gross profit for the three months ended September 30, 2000 was $1.2 million, 30% of revenues, compared to $396,000, 14% of revenues, for the three months ended September 30, 1999. The increase in gross profit and gross profit percentage was mainly attributable to the introduction of the Palomar SLP1000.

            (ii)       OPERATING AND OTHER EXPENSES: Three Months Ended September 30, 2000,
                        Compared to Three Months Ended September 30, 1999

     Research and development costs increased to $1.9 million for the three months ended September 30, 2000, as compared to $1.6 million for the three months ended September 30, 1999. Research and development expenses as a percentage of revenue totaled 47% for the three months ended September 30, 2000 and 56% for the three months ended September 30, 1999. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's laser platforms. The research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

     Selling and marketing expenses were $1.0 million, or 25% of revenues for the three months ended September 30, 2000, compared to $590,000, or 20% of revenues for the three months ended September 30, 1999. The increase in selling and marketing expenses is directly attributable to the introduction of the Palomar SLP1000.

     General and administrative expenses decreased to $892,000, or 22% of revenues for the three months ended September 30, 2000, as compared to $1.0 million, or 36% of revenues for the three months ended September 30, 1999. This decrease in general and administrative expenses is attributable to the Company's restructuring and consolidation of administrative functions at the end of 1999.

     Interest income decreased to $310,000 for the three months ended September 30, 2000, compared to $470,000 for the three months ended September 30, 1999. This decrease in interest income was the result of a decrease in cash, cash equivalents and available-for-sale investments.

     Interest expense decreased to $36,000 for the three months ended September 30, 2000, compared to $182,000 for the three months ended September 30, 1999. As a result of the sale of Star, which generated $49.7 million in cash, the Company paid substantially all of its outstanding debt resulting in a decrease of interest expense.

     Other income (expense), net increased to approximately $58,000 for the three months ended September 30, 2000. This amount compares to ($8,000) for the three months ended September 30, 1999.

            (iii)       REVENUES AND GROSS PROFIT: Nine Months Ended September 30, 2000,
                         Compared to the Nine Months Ended September 30, 1999

     For the nine months ended September 30, 2000, the Company's revenues were $9.5 million, as compared to $21.9 million for the nine months ended September 30, 1999. The decrease in the Company's revenues of $12.4 million, or 57% from the nine months ended September 30, 1999, was mainly due to the reduction in sales volume of $14.5 million associated with the LightSheer diode laser system manufactured by Star. The decrease is offset by an increase of $1.4 million in royalties received by the Company and an increase of $0.7 million in other product revenues.

     Gross profit for the nine months ended September 30, 2000 was $1.5 million, 16% of revenues, as compared to $10.2 million, or 46% of revenues for the nine months ended September 30, 1999. The decrease in the Company's gross profit of $8.7 million, or 85% from the nine months ended September 30, 1999, was mainly due to the reduction in sales volume associated with the LightSheer diode laser system manufactured by Star. Additionally, gross margin was negatively affected in the nine months ended September 30, 2000 as the Company wrote-off $597,000 of the remaining inventory associated with past generation product lines being phased out.

            (iv)      OPERATING AND OTHER EXPENSES: Nine Months Ended September 30, 2000,
                       Compared to Nine Months Ended September 30, 1999

     Research and development costs decreased to $5.9 million for the nine months ended September 30, 2000, from $6.3 million for the nine months ended September 30, 1999. Research and development expenses as a percentage of revenue totaled 62% for the nine months ended September 30, 2000 and 29% for the nine months ended September 30, 1999. The increase as a percentage of sales is directly attributable to the reduction in sales volume associated with the LightSheer diode laser system manufactured by Star while the Company continued to spend on research and development. The continued spending on research and development reflects the Company's commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company's laser platforms. The research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

     Selling and marketing expenses decreased to $2.2 million, 23% of revenues, for the nine months ended September 30, 2000 from $6.3 million, 29% of revenues, for the nine months ended September 30, 1999. The decrease in selling and marketing expenses as a percentage of revenues is a result of the Company's sale of Star.

     General and administrative expenses decreased to $3.0 million, 32% of revenues, for the nine months ended September 30, 2000, as compared to $4.2 million, 19% of revenues, for the nine months ended September 30, 1999. This decrease in general and administrative expenses is attributable to the sale of the Company's Star subsidiary and due to the Company's restructuring and consolidation of administrative functions at the end of 1999.

     During the nine months ended September 30, 2000, the Company made a determination that goodwill and equipment related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of goodwill and $224,000 of equipment.

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

     Gain from the sale of a subsidiary was $47.1 million for the nine months ended September 30, 1999 due to the Company completing the sale of Star on April 27, 1999. Gain from sale of subsidiary was $3.1 million in the nine months ended September 30, 2000, as the one-year escrow was settled in connection with the sale of Star.

     Redemption expense was $6.2 million for the nine months ended September 30, 1999. This amount reflects a redemption expense as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss franc denominated subordinated convertible debentures originally totaling $7.7 million and due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company's common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of $6.7 million to the European banks, of which $5.0 million has been paid. The balance of $1.7 million is due through 2001. Accordingly, the Company has recorded a charge to operations of $6.2 million. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

     Interest income increased to $1.0 million for the nine months ended September 30, 2000 as compared to $878,000 for the nine months ended September 30, 1999. This amount represents interest earned on the balance of the funds received from the April 27, 1999 sale of Star, which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

     Interest expense decreased to $124,000 for the nine months ended September 30, 2000, from $546,000 for the nine months ended September 30, 1999. As a result of the sale of Star, which generated $49.7 million in cash, the Company paid substantially all of its outstanding debt resulting in a decrease of interest expense.

     Other income (expense), net increased to $351,000 for the nine months ended September 30, 2000, as compared to $271,000 for the nine months ended September 30, 1999.

     The Company had a provision for income taxes of $2.5 million for the nine months ended September 30, 1999 as a result of the sale of Star. The Company was not able to fully offset the gain with its net operating loss carry-forwards.

     During the nine months ended September 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in the current year's statement of operations, effective January 1, 2000.

     The loss from discontinued operations for the nine months ended September 30, 1999 was $435,000 and due to a settlement related to the operations of a former subsidiary.

(c) Liquidity and Capital Resources

     The Company's operations are carried out at the subsidiary level and consist primarily of research and development. To date, the Company's operating subsidiaries have required cash advances from the Company to fund their operations. As of September 30, 2000, the Company had $17.2 million in cash, cash equivalents and available-for-sale investments. With the proceeds from the Star sale, the Company believes that its financial position will meet its ongoing cash flow requirements and fund expected operating losses of its subsidiaries in the near term. The successful introduction and marketing of new products currently under development will be critical to future liquidity.

     As of September 30, 2000, the Company's accounts receivable, net totaled $1.6 million, as compared to $1.9 million as of December 31, 1999. The Company's allowance for doubtful accounts totaled $224,000 as of September 30, 2000, compared to $207,000 as of December 31, 1999.

     As of September 30, 2000, the Company's accounts payable decreased to $599,000, as compared to $659,000 as of December 31, 1999.

     The Company anticipates that capital expenditures for the remainder of 2000 will total approximately $100,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

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

     We face rapidly changing technology and continuing improvements in cosmetic laser technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, to enhance existing products, and to achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. As a result of the sale of Star to Coherent, our future revenue will be almost entirely dependent on sales of newly introduced products. Sales to date for the Company's current products have been minimal and the Company's future products may not achieve market acceptance or generate sufficient margins. In addition, the market for this type of hair removal laser may already be saturated. At present, broad market acceptance of laser hair removal is critical to our success. We intend to diversify our product line by developing cosmetic laser products other than hair removal lasers, but there can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all.

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

     Almost all of our revenues in 1999 were attributable to sales of the LightSheer diode laser system manufactured by Star. Therefore, as a result of the Star sale, our revenues have declined significantly. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall.

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

     We develop laser systems that incorporate third-party components as part of the overall systems. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small, specialized vendors that are not well capitalized. A disruption in the delivery of these key components could have an adverse effect on our business. In 2000, we anticipate that we will be substantially dependent on an overseas third-party manufacturer over whom we do not have absolute control to provide us with critical components for our Super Long Pulse diode laser.

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

     Our products are subject to similar regulations in our major international markets. Complying with these regulations is necessary for our strategy of expanding the markets for and sales of our products into these countries. These approvals may necessitate clinical testing, limitations on the number of sales and controls of end user purchase price, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests. In addition, there can be no assurance that we will obtain such approvals in timely fashion or at all.

We are dependent on third-party researchers.

     We are substantially dependent upon third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf and to grant us favorable licensing terms for products, which they may develop. At present, our principal research partner is the Wellman Laboratories of Photomedicine at Massachusetts General Hospital. We provide research funding, laser technology and optics know-how in return for licensing rights with respect to specific medical applications and patents. Our success will be highly dependent upon the results of this research. We cannot be sure that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

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

     Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and customers and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their intellectual property rights. In addition, costly and time-consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others' intellectual property rights.

     The medical laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy for a period of time , we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

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

      We are involved in disputes with third parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Although we have reached a settlement agreement with the plaintiffs in the Varljen litigation, the court must approve the settlement, and there can be no assurance that it will be approved. An adverse result in that suit could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

      On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. to join the Company, its former chief executive officer and current chief operating officer as defendants. On March 17, 1999, the Second Amended Class Action Complaint in Varljen was served upon the Company and its current chief operating officer, alleging that the Company and the former and current officer violated the federal securities laws in various public disclosures that the Company made directly and indirectly during the period from February 1, 1996 to March 26, 1997. Palomar and the Varljen plaintiffs have reached an agreement pursuant to which Palomar and its insurance carrier would pay plaintiffs $5 million in settlement of all their claims. Of this amount, Palomar would contribute up to $1 million in stock and $1.375 million in cash, and its insurance carrier the remaining $2.625 million in cash. This settlement agreement was approved by the court on November 6, 2000. A final Judgemnet of Dismissal with Prejudice was entered by the court on November 6, 2000.

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

     Not applicable.

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
          ‹‹3(ii) Bylaws, as amended.
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
            ‹4.6  Second Amended 1991 Stock Option Plan.
            ‹4.7  Second Amended 1993 Stock Option Plan.
            ‹4.8  Second Amended 1995 Stock Option Plan.
            ‹4.9  Second Amended 1996 Stock Option Plan.
           ‹4.10  Third Amended 1996 Employee Stock Purchase Plan.
           *4.11  Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.
          ##4.12  Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.
           #4.13  Form of Company Warrant to Purchase Common Stock
          ‹‹10.1   Amendment No. 1 to Key Employment Agreement between the Company and Joseph P. Caruso dated June 8, 2000
              27  Financial Data Schedule for the Period Ended September 30, 2000
               ^  Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.
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
               ‹  Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.
              ‹‹  Previously filed as an exhibit Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

(b)             Reports on Form 8-K
                  None

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on November 13, 2000.

                                PALOMAR MEDICAL TECHNOLOGIES, INC.
                                          (Registrant)

Date:  November 13, 2000       By:  /s/ Louis P.Valente
                                    Louis P. Valente
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 13, 2000       By:  /s/ Joseph P.Caruso
                                     Joseph P. Caruso
                                     President and Chief Operating Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)