Form 10-K
period 2000-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2001-03-26
CIK 881695

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2000

Commission file number: 0-22340
PALOMAR MEDICAL TECHNOLOGIES, INC (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization	04-3128178 (I.R.S. Employer Identification No.)
82 Cambridge Street, Burlington, Massachusetts 01803 (Address of principal executive offices) (781) 993-2300 (Issuer´s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:
Title of each class Not Applicable	Name of each exchange on which registered Not Applicable
Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant´s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       As of March 1, 2001, 10,326,616 shares of common stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by Nasdaq on March 1, 2001) of Palomar Medical Technologies, Inc., held by nonaffiliates was $11,683,394. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock, as reported in Amendment No. 6 to a Schedule 13G/A filed on February 1, 2001, Schedule 13G as reported on February 9, 2001 and Amendment No. 7 to a Schedule 13D/A filed on February 28, 2001 and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates“ as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement to be filed prior to April 30, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K

Transitional Small Business Disclosure Format: Yes No X

PART I

Item 1.    Business.

(a)            Introduction

        Palomar Medical Technologies, Inc. was organized in 1987 to design, manufacture and market lasers, delivery systems and related disposable products for use in medical procedures. In December 1992, the Company went public. Subsequently, the Company pursued an aggressive acquisition program, acquiring companies in its core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets, among other reasons. By the beginning of 1997, the Company had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market its EpiLaser®ruby laser hair removal laser system in March 1997, the Company was well positioned to focus on what it believed was at that time the most promising product in its core laser business. Hence, under the direction of a new Board and management team, the Company undertook an ambitious program in 1997, completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses which it believes hold the greatest promise for maximizing stockholder value. The Company’s exclusive focus is now the use of lasers in dermatology and cosmetic procedures, with an emphasis on laser hair removal and research and development relating to that and other cosmetic laser products. On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Coherent, Inc (“Coherent”) to sell all of the issued and outstanding common stock of Palomar’s Star Medical Technologies, Inc. (“Star”) subsidiary. The Company completed the sale of Star to Coherent on April 27, 1999. Currently, the Company has two operating subsidiaries, Palomar Medical Products, Inc. (“PMP”) and Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc). In early 2000, the Company opened a research and development division in Livermore, California (“Palomar West”). PMP, located at the Company’s headquarters in Burlington, Massachusetts, oversees the manufacture and sale of the Company’s laser systems currently on the market. Esthetica, also based in Burlington, Massachusetts, places the Company’s lasers in clinical and cosmetic settings. Palomar West was established to expand product development in dermatology, including laser treatment of tattoos, pigmented lesions, and leg veins. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview.”)

(b)            Financial Information About Industry Segments

        The Company conducts business in one industry segment, medical products and services. In 1998, the Company completed the program, begun in 1997, of divesting all of its non-core electronics subsidiaries. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview”and Note 12 to Financial Statements.)

   (c)            Description of Business

        (i)            Principal Products

                          Hair Removal/Vascular Lasers

        Using its core ruby laser technology, originally developed for tattoo removal and pigmented lesions, Palomar developed a long pulse ruby laser, the EpiLaser®, that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with the patented cooling handpiece, allows for safe and effective hair removal. In March 1997, Palomar was the first company to receive FDA clearance to sell and market a ruby laser (the EpiLaser®system) in the U.S. for hair removal.

        In December 1997 and January 1998 respectively, Palomar was also the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer™diode laser system manufactured by Star. The LightSheer™was the first generation of high powered diode lasers designed for hair removal. These diode lasers also incorporate the patented contact-cooling system licensed exclusively to Palomar. High-powered diode laser systems are compact, solid-state lasers that are significantly smaller than most current systems, and relatively easy to install and service.

        During 1998, Palomar introduced its second generation ruby laser, the Palomar E2000™hair removal laser system, a product that is superior to hair removal lasers currently available in a number of respects, including speed and efficacy. The Palomar E2000™has also received FDA clearance for hair removal.

        Studies using Palomar’s laser hair removal process demonstrated significant permanent reduction of hair following treatment with the EpiLaser®and the Palomar E2000™. The first treatment causes a portion of the hair (typically the hair in the growth mode) to be reduced in size, color and/or quantity (based on studies followed for up to three years) and causes significant growth delay (three to six months) of most of the rest of the hair. Since the partial re-growth tends to occur in synchrony, the follow-up treatment is often more effective than the first treatment. The EpiLaser®and the Palomar E2000™were the first hair removal lasers on the market that were cleared by the FDA for “permanent hair reduction” labeling.

        During 2000, Palomar received FDA clearance to market and sell the Palomar SLP1000™diode laser system. The Palomar SLP1000™is a high-powered diode laser that delivers energy over a relatively long time period using a technology called (“Super Long Pulse Technology”). The SLP1000™diode laser system is the first diode laser using Super Long Pulse Technology to provide hair removal and vascular treatments to virtually all skin types. Furthermore, the Palomar SLP1000™diode laser system is the first laser system utilizing interchangeable hand pieces to provide hair removal or vascular treatments. In addition to the Palomar SLP1000™diode laser system’s broad treatment range, it is compact and easy to use. These proprietary delivery systems are essential to providing safe and effective treatment. This new generation of lasers promises to be much gentler to the skin, capable of treating a wide range of skin types, and cheaper to produce than current systems on the market

        Market surveys report that the great majority of women in the United States employ one or more techniques for temporary hair removal from various parts of the body, including waxing, depilatories, tweezing, shaving, and electrolysis. The market for laser-based hair removal is in its early stages. Benefits of Palomar’s laser hair removal process, as compared to other hair removal methods currently available, include significant long term cosmetic improvement, treatment of larger areas in each treatment session, a procedure that is relatively painless and non-invasive, reduced risk of scarring, no risk of cross-contamination, and higher success rates.

                          Tattoo Removal/Pigmented Lesion Laser

        The Company also sells a Q-switched ruby laser for tattoo removal and treating pigmented lesions, the RD-1200™. The RD-1200™has been on the market for ten years. Intense competition in the medical device industry and market saturation for this type of laser have reduced RD-1200™sales over the last five years. In addition, there are less expensive products now available for this purpose. Palomar expects sales of this product to continue in 2001 at a low volume to foreign countries where the advantages of the ruby laser for treatment of pigmented lesions is especially important. Palomar West is developing technology for this market that is expected to be less expensive than current products on the market.

                          Distribution and Service

        Palomar has changed its distribution method over the past few years to address changes in the market conditions and composition of its product line. The Company has hired a number of direct sales representatives in anticipation of new products to be introduced during 2001. The Company further intends to tailor distribution methods to different geographic regions and may include a combination of exclusive and non-exclusive distributors, independent representatives and a direct sales force. Palomar sells and services products through distributors internationally. In the United States, Palomar provides service through its own service organization.

       (ii)            Products Under Development

        The Company is engaged in developing products for the dermatology and cosmetic market. Products under development include hair removal lasers, tattoo and pigmented lesion lasers, leg vein lasers, acne treatment lasers and fat reduction lasers. The core research, including in vitro, in vivo, and clinical research, is a joint effort between scientists and researchers at the Company and at our research partner Massachusetts General Hospital (“MGH”). Product development is performed by scientists and engineers at the Company’s headquarters and in our Livermore, California facility. The Company splits its efforts between new products for existing markets such as hair removal, leg vein treatment and tattoo removal, and new products for new markets, such as acne treatment and fat reduction.

       (iii)            Production and Sources and Availability of Materials

        Palomar’s manufacturing operations are currently located in Burlington, Massachusetts. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Palomar maintains control of and manufactures most key components in-house. The entire fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributor.

        Palomar depends and will depend upon a number of outside suppliers for components used in its manufacturing process. Palomar has also contracted with a key overseas supplier of a major component of the Super Long Pulse Technology. The component is matched with a specific delivery system developed by Palomar and is incorporated into a full system. Most of Palomar’s components and raw materials are available from a number of qualified suppliers. Ruby rods for the ruby lasers are available through only one qualified supplier. To date, the Company has not experienced, nor does it expect to experience, any significant delays in obtaining component parts or raw materials. Palomar has expanded its manufacturing capabilities to satisfy projected demand. Palomar has the approval for the CE Mark for the EpiLaser®and E2000™laser systems, and has obtained ISO 9001 registration.

       (iv)            Patents and Licenses

        Certain products of the Company and methods for the use of such products are largely proprietary. The Company believes that patent protection of its technology and products that result from the Company’s research and development efforts is important to the possible commercialization of the Company’s technology. The Company continually attempts to protect its proprietary technology by obtaining patent protection and relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and third parties that have access to its proprietary technology.

        The Company believes it owns, or has the right to use, the basic patents covering its products. However, each year there are many patents granted worldwide related to lasers and their applications. In the past, the Company has been able to obtain patent licenses for patents related to its products on commercially reasonable terms. The failure to obtain a key patent license from a third party could cause the Company to incur liabilities for patent infringement and, in the extreme case, to discontinue manufacturing products that infringe upon the patent. Management believes that none of the Company’s current products infringe upon a valid claim of any patents owned by third parties, where the failure to license the patent would have a material and adverse effect on the Company’s financial position or results of operations.

        The Company has not been notified that it is currently infringing on any patents nor has it been the subject of any patent infringement action. Defense of a claim of infringement is costly and could have a material adverse effect on the Company’s business, even if the Company were to prevail. (See Item 7. “Risk Factors.”)

        In August 1995, the Company entered into an agreement with MGH whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at MGH’s Wellman Laboratories of Photomedicine. In July 1999, the Company amended this agreement to extend its exclusive research relationship for an additional five years. In addition to photo thermal removal or reduction of hair, the agreement has been expanded to include research and development in the fields of non-invasive electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light (hereinafter referred to, respectively, as “hair removal,”“fat removal,”and “acne treatment,”for simplicity).

        MGH has filed a number of patents surrounding technology involving laser hair removal. These patents expire on February 1, 2015. MGH licenses these patents exclusively to Palomar. Palomar, in turn, has the right to sublicense these patents to others. Palomar also has the right to exclusively license in the fields of hair removal, fat removal, and acne treatment any other patents arising out of MGH’s Palomar-funded clinical trials. As consideration for this license, the Company is obligated to pay MGH royalties on products and services covered by valid patents licensed to the Company. Palomar has sublicensed to competitors these two MGH patents.

        (v) Seasonal Influences

        There is no significant seasonal influence on the Company’s sales.

        (vi) Working Capital

        There are no special inventory requirements, return rights, or credit terms extended to customers that would have a material adverse effect on the Company’s working capital.

         (vii) Dependence on a Single Sales Agent

        The Company is not dependent on a Single Sales Agent. Sales pursuant to the Company’s Sales Agency, Development and License Agreement with Coherent accounted for approximately 60% of the Company’s total revenues in fiscal 1999 and 89% in fiscal 1998. The Sales Agency Agreement terminated upon the closing of the sale of Star in April 1999.

         (viii) Backlog

        The Company’s backlog of firm orders for its continuing operations at December 31, 2000 and December 31, 1999, was approximately $606,000 and $885,000 respectively.

         (ix) Government Contracts

        Not applicable.

         (x) Competition

        The markets in which the Company is engaged are subject to keen competition and rapid technological change. To Palomar’s knowledge, at least ten other companies have received market clearance from the FDA for laser hair removal and another company has received FDA clearance to market a laser-like system using filtered intense light to remove hair. The Company’s former subsidiary, Star, was sold to Coherent on April 27, 1999 and now competes with Palomar in the hair removal market as well. The Company expects that other hair removal devices will be developed and/or introduced in 2001, making laser hair removal a competitive application within the cosmetic laser marketplace. The Company also expects that there may be further consolidation of companies within the laser hair removal industry via acquisitions, partnering arrangements or joint ventures. The Company’s products will also compete with other hair removal products and methods. The Company competes primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service and support. To remain competitive, the Company will be required to continue to develop new products and periodically enhance its existing products. (See Item 7. “Risk Factors.”)

   (xi) Research and Development

        Palomar’s research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, Palomar aims to address dermatology and cosmetic procedure markets other than hair, including the fields of acne treatment and fat removal covered in its expanded research agreement with Massachusetts General Hospital.

        During fiscal 2000, 1999 and 1998, the Company incurred approximately $7,851,000, $8,022,000, $7,029,000, respectively, on research and development programs. Due to the intense competition and rapid technological changes in the laser industry, the Company believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology. (See Item 7. “Risk Factors”and Note 4 to Financial Statements.)

   (xii) Environmental Protection Regulations

        The Company believes that compliance with federal, state and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

   (xiii) Number of Employees

        As of December 31, 2000, the Company and its divisions and subsidiaries employed 91 people, 8 independent contractors and 2 temporary employees.

   (d) Financial Information About Exports by Domestic Operations

        Aggregate export sales for the Company’s continuing operations were approximately $17.4 million for 1998, $8.4 million for 1999 and $3.9 million for 2000. The 1998 and 1999 export sales consisted primarily of the LightSheer™and the 2000 export sales consisted primarily of the SLP1000 (See Notes 2(i) and 3 to Financial Statements.)

Item 2.   Properties.

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

Item 3.   Legal Proceedings.

        On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. to join the Company, its former chief executive officer and current chief operating officer as defendants. On March 17, 1999, the Second Amended Class Action Complaint in Varljen was served upon the Company and its current chief operating officer, alleging that the Company and the former and current officer violated the federal securities laws in various public disclosures that the Company made directly and indirectly during the period from February 1, 1996 to March 26, 1997. Palomar and the Varljen plaintiffs reached an agreement in principle pursuant to which Palomar and its insurance carrier would pay plaintiffs $5 million in settlement of all their claims. Of this amount, Palomar would contribute up to $1 million in Palomar Common stock and $1.375 million in cash, and its insurance carrier the remaining $2.625 million in cash. This settlement agreement was approved by the court on November 6, 2000. A final judgement of dismissal with prejudice was entered by the court on November 6, 2000. All payments required by Palomar under the settlement agreement have been made except for the delivery of 358,547 shares of Palomar Common stock, which is the balance of the shares owed under the settlement agreement. These shares will be delivered in 2001 upon receipt of instruction from plaintiff’s counsel.

        The Company is involved in other legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company’s general counsel, at present believes that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

               (See Item 7. "Risk Factors.")

Item 4.    Submission of Matters to a Vote of Security Holders.

                Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company’s common stock is currently traded on the National Association of Securities Dealers Automated Quotation System (Nasdaq) under the symbol PMTI. The following table sets forth the high and low bid prices quoted on Nasdaq for the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

	Fiscal Year Ended
	December 31, 1999

	High	Low

Quarter Ended March 31, 1999	1.0938	0.5313
Quarter Ended June 30, 1999	5.1875	0.4688
Quarter Ended September 30, 1999	4.9375	1.7812
Quarter Ended December 31, 1999	2.1563	0.9375

	Fiscal Year Ended December 31, 2000

	High	Low

Quarter Ended March 31, 2000	5.1250	1.3750
Quarter Ended June 30, 2000	3.2188	2.0000
Quarter Ended September 30, 2000	3.3750	2.0625
Quarter Ended December 31, 2000	2.8750	1.3438

        As of March 1, 2001, the Company had 1,682 holders of record of common stock. This does not include holdings in street or nominee names.

        The Company has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. The Company intends to retain substantially all earnings to finance the operations of the Company. The Company may buy back shares of its common stock on the open market from time to time.

Item 6.   Selected Financial Data.

        The following table sets forth selected consolidated financial and other information (in thousands except per share data) on a consolidated historical basis for the Company and its subsidiaries as of and for each of the fiscal years in the five year period ended December 31, 2000. Pursuant to Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been reclassified to reflect the dispositions of its subsidiaries that comprise the electronics segment. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	Year ended December 31, 2000
	1996	1997	1998	1999	2000

Statement of Operations Data:
Revenues	$ 17,607	$ 20,995	$ 44,514	$ 24,251	$ 13,176
Gross Profit	3,437	939	21,463	8,741	2,647
Operating Expenses (Income)	26,548	42,867	30,897	(24,297)	13,176
Income (Loss) from Operations	(23,110)	(41,929)	(9,434)	33,038	(10,529)
Net Income (Loss) from Continuing Operations	(20,798)	(58,369)	(9,967)	25,501	(8,875)
Cumulative effect of change in accounting method	--	--	--	--	(712)
Net Loss from Discontinued Operations	(17,066)	(27,435)	(2,624)	(435)	--
Net Income (Loss)	(37,864)	(85,804)	(12,591)	25,066	(9,587)
Basic Net Income (Loss) Per Common Share:
Continuing Operations	$ (5.88)	$(12.52)	$ (1.26)	$ 2.48	$ (0.90)
Cumulative effect of change in accounting method	--	--	--	--	(0.07)
Discontinued Operations	(4.55)	(5.47)	(0.29)	(0.04)	--

Total Basic Net Income (Loss) Per Common Share	$(10.43)	$(17.99)	$ (1.55)	$ 2.44	$ (0.97)
Basic Weighted Average Number of
Common Shares Outstanding	3,738	5,015	8,981	10,153	10,247

Diluted Net Income (Loss) Per Common Share:
Continuing Operations	$ (5.88)	$(12.52)	$ (1.26)	$ 2.39	$ (0.90)
Cumulative effect of change in accounting method	--	--	--	--	(0.07)
Discontinued Operations	(4.55)	(5.47)	(0.29)	(0.04)	--

Total Diluted Net Income (Loss) Per Common Share	$(10.43)	$(17.99)	$ (1.55)	$ 2.35	$ (0.97)
Diluted Weighted Average Number of
Common Shares Outstanding	3,738	5,015	8,981	10,776	10,247

Balance Sheet Data:
Working Capital	$ 15,203	$(7,269)	$(6,004)	$ 18,347	$ 8,864
Total Assets	67,533	28,968	23,526	34,843	21,000
Long-term Debt	14,665	12,446	3,150	1,622	500
Stockholder's Equity (Deficit)	38,077	(6,184)	(6,463)	17,093	7,580

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) Overview

        We are a researcher and developer of proprietary laser systems for hair removal and other cosmetic laser systems and are the first company to obtain clearance from the FDA for using laser systems for “permanent hair reduction.”Hundreds of Palomar laser hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnership with Massachusetts General Hospital’s Wellman Laboratories, new indications are being tested to further advance the laser hair removal market and other cosmetic laser applications including fat reduction and acne treatment.

        On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Coherent to sell all of the issued and outstanding common stock of Palomar’s Star subsidiary. The Company completed the sale of Star to Coherent on April 27, 1999. The total purchase price for all of the issued and outstanding capital stock of Star was $65 million, paid in cash. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,907 was held in escrow until April 27, 2000 as security for any claims which Coherent may have had under the Agreement. During 2000, in connection with the lapse of the escrow period, the Company recognized a deferred gain of $2,439,556, net of certain commitments and contingencies related to the sale.

        As a result of the above transaction, the Company is able to fund its operations for the short term. However, the successful introduction and marketing of new products will become critical to the Company’s long-term success. For the year ended December 31, 1999, gross revenues associated with Star’s LightSheer™system comprised 60% of the Company’s total revenues. This revenue base will need to be replaced with revenues from the SLP1000™ and other products that the Company intends to introduce in 2001. There can be no assurance that the Palomar SLP 1000™ or the Company’s future products will achieve market acceptance or generate sufficient margins. Broad market acceptance of laser hair removal is critical to the Company’s success. The Company recognizes the need and intends to broaden its product line by developing cosmetic laser products other than hair removal lasers.

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

     Pursuant to Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of the Company have been presented to reflect the dispositions of the Electronic Subsidiaries. Accordingly, the revenues, cost and expenses, assets and liabilities and cash flows of the Electronics Subsidiaries have been reported as discontinued operations in these consolidated financial statements (see Note 12 to the Financial Statements).

(b) Results

        (i)   REVENUES AND GROSS PROFIT: Year Ended December 31, 2000
               Compared to Year Ended December 31, 1999

        For the year ended December 31, 2000, the Company’s revenues decreased to $13.2 million as compared to $24.3 million for the year ended December 31, 1999. The decrease in the Company’s revenues of $11.1 million, or 46% from the year ended December 31, 1999, was mainly due to the reduction of $14.5 million in sales volume associated with the elimination of LightSheer™sales in connection with the sale of Star to Coherent on April 27, 1999, as discussed above. There was an additional decrease of $1.7 million due to declining sales of the Palomar E2000™, offset by an increase of $3.7 million from the Palomar SLP 1000™ introduced in June of 2000. Royalties received by the Company increased by $1.4 million.

        Gross profit for the year ended December 31, 2000 was $2.6 million (20% of revenues) compared to $8.7 million (36% of revenues) for the year ended December 31, 1999. The decrease in gross profit and gross profit percentage was due to the fact that the Company sold Star and its LightSheer™laser system to Coherent on April 27, 1999, as discussed above.

        (ii)    OPERATING AND OTHER EXPENSES: Year Ended December 31, 2000
                 Compared to Year Ended December 31, 1999

        Research and development costs decreased slightly to $7.9 million for the year ended December 31, 2000 from $8.0 million for the year ended December 31, 1999. Research and development expenses as a percentage of revenues totaled 60% for the year ended December 31, 2000 and 33% for the year ended December 31, 1999. The continued spending on research and development reflects the Company’s commitment to research and development of devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company’s ruby and diode lasers. Palomar’s research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. The Company entered into an amendment to its existing Clinical Trial Agreement with Massachusetts General Hospital, pursuant to which it will fund a minimum of $475,000 per year for research until August 1, 2004. The funding will be in the fields of photo thermal removal or reduction of hair, non-invasive electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light. In return, the Company will obtain exclusive license rights to patents arising from Palomar funded research in these fields (referred to, respectively, as “hair removal,”“fat removal,”and “acne treatment,”for simplicity).

        Sales and marketing expenses decreased to $3.2 million (24% of revenues) for the year ended December 31, 2000 from $6.6 million (27% of revenues) for the year ended December 31, 1999. The decrease in sales and marketing expenses as a percentage of revenues is a result of the Company’s sale of Star to Coherent, which accounted for significant commission expense. New distribution channels include direct sales by the Company and other distribution channels, and the associated sales and marketing expenses for the SLP 1000™are less than the commission earned by Coherent, the Company’s previous distributor. The Company will continue to expand its own direct sales force to complement these sales channels. The Company anticipates that, in comparison to the commission previously paid to Coherent as a percentage of revenues, its future sales and marketing costs as a percentage of revenues will decrease.

        General and administrative expenses decreased to $3.9 million (29% of revenues) for the year ended December 31, 2000 as compared to $5.1 million (21% of revenues) for the year ended December 31, 1999. This decrease for the year ended December 31, 2000 is attributable to the sale of the Company’s Star subsidiary and due to the Company’s restructuring and consolidation of administrative functions.

        Costs related to goodwill and asset write-off were the result of impaired past generation products being phased out, and, accordingly, we wrote off $522,000 of goodwill and $224,000 of equipment.

        Costs related to solicitation of proxies in connection with the Company’s 1999 Annual Meeting of Stockholders were $625,000 for the year ended December 31, 1999 as a result of a proxy contest launched by a dissident stockholder group.

        Settlement costs were $2.5 million for the year ended December 31, 1999 and are attributable to lawsuits and claims against the Company. (See Note 10(c) to Financial Statements.)

        Gain from the sale of a subsidiary was $47.1 million for the year ended December 31, 1999 due to the Company completing the sale of Star on April 27, 1999. The Company recognized a deferred gain of $2.4 million, net of certain commitments and contingencies related to the sale for the year ended December 31, 2000.

        Interest expense decreased to $155,000 for the year ended December 31, 2000 from $597,000 for the year ended December 31, 1999. As a result of the sale of Star, which generated $49.7 million in cash, the Company used a portion of these proceeds to pay down certain of its outstanding debt during the second quarter of 1999.

        Interest income decreased slightly to $1.2 million for the year ended December 31, 2000 as compared to $1.3 for the year ended December 31, 1999. This amount represents interest earned on the balance of the funds received from the sale of Star, which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

        Redemption expense was $6.2 million for the year ended December 31, 1999. This amount reflects a redemption expense as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss franc denominated subordinated convertible debentures originally totaling $7.7 million and due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company’s common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of $6.7 million to the European banks, of which $5.7 million has been paid as of December 31, 2000. The balance of $1.0 million is due in 2001. Accordingly, the Company has recorded a charge to operations of $6.2 million as of December 31, 1999. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

        Other income decreased slightly to $380,000 for the year ended December 31, 2000. This amount compares to $411,000 for the year ended December 31, 1999.

        The Company recognized an income tax benefit of $226,000 for the year ended December 31, 2000 as compared to a $2.5 million expense for the year ended 1999 as a result of the sale of Star.

        The Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. As a result of adopting SAB 101, the Company now records royalty income when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in the current year’s statement of operations, effective January 1, 2000.

        The loss from discontinued operations of $435,000 for the year ended December 31, 1999 was due to a settlement related to the operations of a former subsidiary.

       (iii)        REVENUES AND GROSS PROFIT: Year Ended December 31, 1999
                     Compared to Year Ended December 31, 1998

        For the year ended December 31, 1999, the Company’s revenues decreased to $24.3 million, as compared to $44.5 million for the year ended December 31, 1998. The decrease in the Company’s revenues of $20.2 million, or 45% from the year ended December 31, 1998, was mainly due to the reduction in sales volume of $21.1 million associated with the elimination of LightSheer™sales in connection with the sale of Star to Coherent on April 27, 1999, as discussed above. There was an additional decrease of $2.1 million due to declining sales of other cosmetic lasers, offset by an increase of $3.0 million consisting of royalties received by the Company from Coherent. The Company anticipates that sales volumes from its E2000™ hair removal laser system introduced during the first quarter of 1999 will not be substantial, and will need to be supplemented with additional new products. The decrease in sales volume associated with other cosmetic laser product revenue was principally due to declining sales of the Company’s EpiLaser®ruby laser hair removal system. Palomar introduced its second generation long pulse ruby laser for hair removal, the Palomar E2000™, during the first quarter of 1999. In March of 1999, the Company obtained FDA clearance to market and sell its Palomar E2000™ in the United States for “permanent hair reduction.”The Company generated revenues of $2.3 million on the Palomar E2000™ during the year ended December 31, 1999.

        Gross profit for the year ended December 31, 1999 was $8.7 million (36% of revenues) compared to $21.5 million (48% of revenues) for the year ended December 31, 1998. The decrease in gross profit and gross profit percentage was due the fact that the Company sold Star and its LightSheer™to Coherent on April 27, 1999, as discussed above. The LightSheer provided a significantly higher gross profit than the Company’s EpiLaser®and other cosmetic products. The Company anticipates that its gross profit percentage from sales of the Palomar E2000™ will be significantly less than the gross profit from its former LightSheer™product, unless and until the Palomar E2000™ achieves volume production and further manufacturing efficiencies and overcomes product introduction issues.

       (iv)         OPERATING AND OTHER EXPENSES: Year Ended December 31,
                      1999, Compared to Year Ended December 31, 1998

        Research and development costs increased to $8.0 million for the year ended December 31, 1999, from $7.0 million for the year ended December 31, 1998. Research and development expenses as a percentage of revenues totaled 33% for the year ended December 31, 1999 and 16% for the year ended December 31, 1998. The continued spending on research and development reflects the Company’s commitment to research and development of devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company’s ruby and diode lasers. Palomar’s research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. The Company recently entered into an amendment to its existing Clinical Trial Agreement with Massachusetts General Hospital, pursuant to which it will fund a minimum of $475,000 per year over the next five years for research. The funding will be in the fields of photo thermal removal or reduction of hair, non-invasive electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light. In return, the Company will obtain exclusive license rights in these fields. Research and development as a percentage of revenues is expected to increase until the Company introduces other products currently in development.

        Sales and marketing expenses decreased to $6.6 million (27% of revenues) for the year ended December 31, 1999, from $15.1 million (34% of revenues) for the year ended December 31, 1998. The decrease in sales and marketing expenses as a percentage of revenues is a result of the Company’s sale of Star to Coherent, which incurred significant commission expense. New distribution channels include direct sales by the Company and other distribution channels, and the associated sales and marketing expenses for the E2000™are less than the commission earned by Coherent, the Company’s previous distributor. The Company will continue to expand its own direct sales force to complement these sales channels. The Company anticipates that, in comparison to the commission previously paid to Coherent as a percentage of revenues, its future sales and marketing costs as a percentage of revenues will decrease.

        General and administrative expenses decreased to $5.1 million (21% of revenues) for the year ended December 31, 1999, as compared to $8.9 million (20% of revenues) for the year ended December 31, 1998. This decrease for the year ended December 31, 1999 is attributable to a $3.5 million reduction due to the sale of the Company’s Star subsidiary and due to the Company’s restructuring and consolidation of administrative functions.

        Costs related to solicitation of proxies in connection with the Company’s 1999 Annual Meeting of Stockholders were $625,000 for the year ended December 31, 1999 as a result of a proxy contest launched by a dissident shareholder group.

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

        Redemption expense was $6.2 million for the year ended December 31, 1999. This amount reflects a redemption expense as a result of a settlement agreement between Palomar and certain European banks that had held 4.5% Swiss Franc denominated subordinated convertible debentures originally totaling $7.7 million and due in 2003. Under the terms of this agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Through these conversion notices, Palomar converted the subordinated debentures into 130,576 shares of the Company’s common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. Under the terms of this compromise, the Company agreed to pay a total of $6.7 million to the European banks, of which $4.5 million has been paid as of December 31, 1999. The balance of $2.2 million is due through 2001. Accordingly, the Company has recorded a charge to operations of $6.2 million. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

        Interest expense decreased to $597,000 for the year ended December 31, 1999, from $1.3 million for the year ended December 31, 1998. This 54% decrease is primarily the result of a decrease in convertible debenture financings and the use of conventional financing. Also, operations did not require as much financing in 1999 as compared to 1998 as a result of lower working capital needs. As a result of the sale of Star, which generated $49.7 million in cash, the Company anticipates that interest expense will decline significantly due to use of a portion of these proceeds to pay down certain of its outstanding debt during the second quarter of 1999.

        Net gain on trading securities represents a realized gain of approximately $703,000 for the year ended December 31, 1998 related to the Company’s investment in a publicly traded company that was sold during 1998. The Company did not have any marketable trading securities as of December 31, 1999.

        Interest income increased to $1.3 million for the year ended December 31, 1999, as compared to $33,000 for the year ended December 31, 1998. This amount represents interest earned on the balance of the funds received from the sale of Star which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

        Other income increased to $411,000 for the year ended December 31, 1999. This amount compares to $21,000 for the year ended December 31, 1998. The increase is primarily due to $231,000 of foreign currency gain from the Swiss franc convertible debentures.

        The Company projected income taxes of $2.5 million in 1999 as a result of the sale of Star as the Company was not able to fully offset the taxable income with net operating loss carryforwards.

        The loss from discontinued operations for the year ended December 31, 1999 was $435,000, compared to a loss of $2.6 million for the year ended December 31, 1998. The loss from discontinued operations incurred during 1999 was due to a settlement related to the operations of Dynaco. The loss from discontinued operations incurred during 1998 was due to disposing of the Company’s electronics business segment, consisting of the manufacture and sale of personal computers, high density flexible electronic circuitry and memory modules. (See Note 12 to Financial Statements)

(c)   Liquidity and Capital Resources

        On April 27, 1999, Palomar completed the sale of Star to Coherent for $65 million. On the date of the sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023, of which $3,254,907 was held in escrow until April 27, 2000, as security for any claims Coherent may have had under the Agreement.

        In addition, the Company receives an ongoing royalty from Coherent for all licensed products sold by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from MGH. Palomar has also sublicensed these patents to two additional competitors. Portions of these royalty proceeds are remitted to MGH.

        The Company used a portion of the proceeds of the Star sale to pay down certain aspects of its outstanding debt during 1999. The balance of the funds has been invested in high-grade corporate and municipal notes and bonds to fund future operations and research and development efforts. Accordingly, the Company will generate additional interest income.

        The Company is a holding company with no significant operations. Operations are carried out at the subsidiary level, and consist primarily of research and development. To date, the Company’s operating subsidiaries have required cash advances from the Company to fund their operations. As of December 31, 2000, the Company had $15.4 million in cash, cash equivalents and available-for-sale investments. With the Company’s current cash position, the Company believes that its financial position will meet its ongoing cash flow requirements and can fund operating losses at its subsidiaries for at least the next 12 months. The successful introduction and marketing of new products currently under development will be critical to funding operations beyond 2001.

        During the year ended December 31, 1999, under a settlement agreement, the Company agreed to pay a total of $6.7 million to the European banks that had held 4.5% convertible debentures originally totaling $7.7 million due in 2003. The Company has paid $5.7 million to these banks through December 31, 2000. The balance of $1.0 million is due in 2001.

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

        The Company anticipates that capital expenditures for 2001 will total $400,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

d)     Year 2000 Impact

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

(e)     Recently Issued Accounting Standard

        In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this new accounting standard is not expected to have a material impact on the Company’s financial statements.

     In December 1999, the SEC released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.This bulletin summarizes some views of the staff on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. (See Note 2)

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation —an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. The adoption of this new accounting interpretation did not have a material impact on the Company’s financial statements.

Item 7A.        Quantitative And Qualitative Disclosures About Market Risk.

       (i)         Derivative Financial Instruments, Other Financial Instruments, and
                    Derivative Commodity Instruments.

        SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, investments, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of December 31, 2000. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’(deficit) equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

       (ii)         Primary Market Risk Exposures.

        The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

        The Company’s significant exposure to currency exchange rate fluctuations is specifically related to its Swiss franc convertible debentures. The impact of exchange rate movements on these debentures was immaterial for the year ended December 31, 2000. The Company has mitigated its potential exposure related to such debentures by entering into forward contracts which have been designated as cash flow hedges for the final two remaining payments due in 2001. The Company’s other exposure to currency exchange rate fluctuations has been and is expected to continue to be modest since it sells its products in United States dollars.

Statement Under the Private Securities Litigation Reform Act

        In addition to the other information in this Annual Report on Form 10-K, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-K that are not historical facts (including, without limitation, statements concerning products under development, the timing of new product introductions, financing of future operations, and the Company’s research partnership with MGH) and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC. The risk factors identified below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

RISK FACTORS

Our future revenue depends on our successfully developing and marketing new products.

        We face rapidly changing technology and continuing improvements in cosmetic laser technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, to enhance existing products, and to achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. As a result of the sale of Star to Coherent, our future revenue will be almost entirely dependent on sales of newly introduced products. Sales to date for the Company’s current products have been minimal and the Company’s future products may not achieve market acceptance or generate sufficient margins. In addition, the market for this type of hair removal laser may already be saturated. At present, broad market acceptance of laser hair removal is critical to our success. We intend to diversify our product line by developing cosmetic laser products other than hair removal lasers, but there can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all.

We face intense competition from companies with superior financial, marketing and other resources.

        The laser hair removal industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing and servicing of hair removal lasers with numerous other companies, some of which have substantially greater financial, marketing and other resources than we do. As a result, some of our competitors are able to sell hair removal lasers at prices significantly below the prices at which we sell our hair removal lasers. In addition, as a result of the Star sale, Coherent, our former exclusive distributor and one of the largest and best financed laser companies, is now our competitor and we have to find new ways to distribute our products. We currently have no significant direct or indirect sales force in place for our new products under development. Our laser products also face competition from alternative medical products and procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or medical procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

Our quarterly operating results have decreased as a result of the Star sale, and that may hurt the price of our common stock.

        Almost all of our revenues in 1999 were attributable to sales of the LightSheer diode laser system manufactured by Star. Therefore, as a result of the Star sale, our revenues have declined significantly. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

We could be delisted from NASDAQ.

        For continued listing on The NASDAQ SmallCap Market, a company must maintain a minimum bid price of $1.00 per share. A company must also maintain a minimum requirement of net tangible assets of $2 million or market capitalization of $35 million or net income (in latest fiscal year or 2 of the last 3 fiscal years) of $500,000. In March 1999, NASDAQ held a hearing regarding our continued listing on The NASDAQ SmallCap Market in light of the fact that our common stock had traded below the $1.00 minimum bid price requirement for longer than 30 trading days. As a result of our reverse stock split, we regained compliance with the minimum bid price requirement before that date, and are now in compliance with all of NASDAQ’s requirements for continued listing on The NASDAQ SmallCap Market. However, there can be no assurance that we will remain in compliance with NASDAQ’s criteria for continued listing or that we will remain listed on NASDAQ. The delisting of our common stock would likely reduce the liquidity of our common stock and our ability to raise capital. If our common stock is delisted from The NASDAQ SmallCap Market, it will likely be quoted on the “pink sheets”maintained by the National Quotation Bureau, Inc. or NASDAQ’s OTC Bulletin Board. These listings can make trading more difficult for stockholders.

We depend on a number of vendors for critical components in our current and future products.

        We develop laser systems that incorporate third-party components as part of the overall systems. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small, specialized vendors that are not well capitalized. A disruption in the delivery of these key components could have an adverse effect on our business. In 2001, we anticipate that we will be substantially dependent on an overseas third-party manufacturer over whom we do not have absolute control to provide us with critical components for our Super Long Pulse diode laser.

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

        Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and customers and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their intellectual property rights. In addition, costly and time-consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’intellectual property rights.

        The medical laser industry is characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy for a period of time, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

Our charter documents and Delaware law may discourage potential takeover attempts.

        Our Second Restated Certificate of Incorporation and our By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to the Secretary of the Company advance notice of director nominations and business to be brought by such stockholder before any annual or special meeting of stockholders, as well as certain information regarding such nomination and/or business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. They also provide that a special meeting of stockholders may be called only by the affirmative vote of a majority of the Board of Directors. These provisions could delay any stockholder actions that are favored by the holders of a majority of the outstanding stock of the Company until the next stockholders’meeting. In addition, the Board of Directors is authorized to issue shares of common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

        The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a “business combination”with an “interested stockholder”for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices.

As with any new products, there is substantial risk that the marketplace may not accept or be receptive to the potential benefits of our products.

        Market acceptance of our current and proposed products will depend, in large part, upon our or any marketing partner’s ability to demonstrate to the marketplace the advantages of our products over other types of products. There can be no assurance that the marketplace will accept applications or uses for our current and proposed products or that any of our current or proposed products will be able to compete effectively.

We may not be able to successfully collect licensing royalties.

        At present, material portions of our revenues consist of royalties from licensing both our own patents and patents licensed to us on an exclusive basis by Massachusetts General Hospital. However, there can be no assurance that we will be able to obtain valuable patent rights. Moreover, there can be no assurance that, even if we do obtain such patent rights and are able to license them to third parties, we will derive a significant revenue stream from such licenses.

We face risks associated with pending litigation.

        We are involved in disputes with third parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Any adverse result in litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Item 8. Financial Statements.
PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants	20

Consolidated Balance Sheets as of December 31, 1999 and 2000	21

Consolidated Statements of Operations for the Years Ended December 31, 1998,
1999 and 2000	22

Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended December 31, 1998,
1999 and 2000	23

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
1999 and 2000	24

Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Palomar Medical Technologies, Inc:

        We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders’equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

        As explained in Note 2(h) to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition for royalties through the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

ARTHUR ANDERSEN LLP
Boston, Massachusetts
January 30, 2001

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 1999	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 2,712,466	$ 9,535,694
Available-for-sale investments, at market value	22,505,996	5,868,213
Accounts receivable, net of allowance for doubtful accounts of
approximately $207,000 and $306,000 in 1999 and 2000, respectively	1,879,612	1,613,150
Inventories	1,899,591	2,411,526
Receivable from sale of subsidiary (Note 1)	3,330,976	—
Other current assets	729,301	569,898

Total current assets	33,057,942	19,998,481

Property and Equipment, Net	991,432	879,156

Other Assets:
Cost in excess of net assets acquired, net of accumulated amortization	631,026	—
Other assets	162,468	122,024

Total other assets	793,494	122,024

	$34,842,868	$20,999,661

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$ 1,122,008	$ 951,842
Accounts payable	659,280	2,139,150
Accrued liabilities	6,371,553	5,934,232
Accrued income taxes	2,500,000	1,822,146
Deferred revenue	918,642	286,907
Deferred gain from sale of subsidary (Note 1)	3,139,556	—

Total current liabilities	14,711,039	11,134,277

Long-Term Debt, Net of Current Portion	1,622,008	500,000

Preferred Stock Accrued Dividends and Interest	1,417,184	1,785,450

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued and outstanding -
6,000 shares
at December 31, 1999 and 2000, respectively
(Liquidation preference of $7,785,450 as of December 31, 2000)	60	60
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,034,493 shares and 11,074,393 shares
at December 31, 1999 and 2000, respectively	110,345	110,744
Additional paid-in capital	162,275,613	161,776,383
Accumulated deficit	(141,550,040)	(151,505,342)
Unrealized loss on available-for-sale investments	(67,943)	(2,836)
Less: Treasury stock - 1,002,615 and 763,835 shares at cost
at December 31, 1999 and 2000, respectively	(3,675,398)	(2,799,075)

Total stockholders' equity	17,092,637	7,579,934

	$ 34,842,868	$ 20,999,661

The accompanying notes are an integral part of these consolidated financial statements.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1998	1999	2000
Product Revenues	$ 44,514,057	$ 21,279,168	$ 8,781,141
Royalty Revenues	—	2,972,279	4,394,462

Total Revenues	44,514,057	24,251,447	13,175,603

Cost of product revenues	23,050,834	14,321,615	8,770,931
Cost of royalty revenues	—	1,188,912	1,757,785

Total Cost of Revenues	23,050,834	15,510,527	10,528,716

Gross profit	21,463,223	8,740,920	2,646,887

Operating Expenses (Income)
Research and development	7,029,348	8,022,294	7,850,599
Sales and marketing	15,132,595	6,586,959	3,153,614
General and administrative	8,866,530	5,059,884	3,865,852
Goodwill and asset write-off (Note 2)	—	—	745,804
Costs incurred for proxy contest	—	624,627	—
Restructuring and asset write-off (Note 13)	(131,310)	—	—
Settlement and litigation costs	—	2,500,000	—
Gain from sale of subsidiary (Note 1)	—	(47,090,877)	(2,439,556)

Total operating expenses (income)	30,897,163	(24,297,113)	13,176,313

Income (loss) from operations	(9,433,940)	33,038,033	(10,529,426)

Interest Expense	(1,290,905)	(597,352)	(155,323)

Interest Income	33,080	1,316,158	1,203,496

Net Gain on Trading Securities	703,211	—	—

Swiss Franc Redemption (Note 9)	—	(6,167,369)	—

Other Income, Net	21,311	411,420	380,373

Income (Loss) from Continuing Operations
Before Provision (Benefit) from Income Taxes	(9,967,243)	28,000,890	(9,100,880)

Provision (Benefit) for Income Taxes	—	2,500,000	(226,305)

Net Income (Loss) from Continuing Operations	(9,967,243)	25,500,890	(8,874,575)

Cumulative Effect of Change in Accounting Method (Note 2)	—	—	(712,359)

Loss from Discontinued Operations (Note 12)
Loss from operations	(1,090,885)	(435,000)	—
Loss on dispositions, net	(1,533,295)	—	—

Net Loss from Discontinued Operations	(2,624,180)	(435,000)	—

Net Income (Loss)	$(12,591,423)	$ 25,065,890	$(9,586,934)

Basic Net Income (Loss) Per Share:
Continuing Operations	$ (1.26)	$ 2.48	$ (0.90)
Cumulative effect of change in accounting method	—	—	(0.07)
Discontinued Operations	(0.29)	(0.04)	—

Total Basic Net Income (Loss) Per Share	$ (1.55)	$ 2.44	$ (0.97)

Basic Weighted Average Number of Shares Outstanding	8,981,242	10,152,763	10,246,559

Diluted Net Income (Loss) Per Share:
Continuing Operations	$ (1.26)	$ 2.39	$ (0.90)
Cumulative effect of change in accounting method	—	—	(0.07)
Discontinued Operations	(0.29)	(0.04)	—

Total Diluted Net Income (Loss) Per Share	$ (1.55)	$ 2.35	$ (0.97)

Diluted Weighted Average Number of Shares Outstanding	8,981,242	10,775,672	10,246,559

The accompanying notes are an integral part of these consolidated financial statements.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury Stock		Additional		Unrealized (Loss) Gain	Total Stockholders'
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	Cost	Paid-in Capital	Accumulated Deficit	on Available-for- Sale Investments	Equity (Deficit)
Balance, December 31, 1997	16,397	$ 164	6,541,800	$ 65,416	(49,285)	$(1,638,859)	$ 147,749,089	$(152,359,497)	$ —	$(6,183,687)
Issuance of common stock pursuant to warrants, options and Employee Stock Purchase Plan	—	—	27,459	275	—	—	65,856	—	—	66,131
Issuance of common stock for 1997 employer 401(k) matching contribution	—	—	44,555	446	—	—	253,835	—	—	254,281
Conversion of preferred stock	(5,888)	(59)	984,526	9,845	—	—	642,382	—	—	652,168
Conversion of convertible debentures	—	—	1,005,095	10,051	—	—	6,429,125	—	—	6,439,176
Issuance of common stock, net of investment banking fees	—	—	1,457,143	14,571	—	—	9,825,429	—	—	9,840,000
Redemption of preferred stock	(3,516)	(36)	—	—	—	—	(3,615,522)	—	—	(3,615,558)
Fair value of warrants issued for investment banking services	—	—	—	—	—	—	171,000	—	—	171,000
Common stock issued for advisory services	—	—	14,286	143	—	—	99,857	—	—	100,000
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(283,125)	—	—	(283,125)
Preferred stock dividends and penalties	—	—	—	—	—	—	—	(1,312,426)	—	(1,312,426)
Net loss	—	—	—	—	—	—	—	(12,591,423)	—	(12,591,423)

Balance, December 31, 1998	6,993	$ 69	10,074,864	$ 100,747	(49,285)	$(1,638,859)	$ 161,337,926	$(166,263,346)	$ —	$(6,463,463)

Issuance of stock for Employee Stock Purchase Plan	—	—	10,118	103	4,081	15,344	30,824	—	—	46,271
Issuance of common stock for 1998 employer 401(k) matching contribution	—	—	32,561	326	—	—	206,333	—	—	206,659
Conversion of preferred stock	(340)	(3)	74,905	749	—	—	62,665	—	—	63,411
Conversion of convertible debentures	—	—	377,760	3,778	—	—	1,802,296	—	—	1,806,074
Redemption of preferred stock	(653)	(6)	—	—	—	—	(781,381)	—	—	(781,387)
Redemption of common stock related to Swiss Franc convertible debentures			—	—	(130,576)	(575,348)	—	—	—	(575,348)
Purchase of stock for treasury		—		—	(362,550)	(1,471,893)	—	—	—	(1,471,893)
Issuance of escrow shares to treasury		—	464,285	4,642	(464,285)	(4,642)	—	—	—	—
Costs incurred related to the issuance of common stock	—	—	—		—	—	(383,050)	—	—	(383,050)
Unrealized loss on available-for-sale investments		—	—	—	—	—	—	—	(67,943)	(67,943)
Preferred stock dividends	—	—	—	—	—	—	—	(352,584)	—	(352,584)
Net income	—	—	—	—	—	—	—	25,065,890	—	25,065,890

Balance, December 31, 1999	6,000	$ 60	11,034,493	$ 110,345	(1,002,615)	$(3,675,398)	$ 162,275,613	$(141,550,040)	$(67,943)	$ 17,092,637

Issuance of stock for Employee Stock Purchase Plan	—	—	—	—	30,937	113,538	(60,149)	—	—	53,389
Issuance of stock for 1999 employer 401(k) matching contribution	—	—	—	—	99,843	366,424	(247,860)	—	—	118,564
Exercise of stock options	—	—	39,900	399	19,000	69,730	118,615	—	—	188,744
Fair value of warrants issued for investment banking services	—	—	—	—	—	—	106,000	—	—	106,000
Costs incurred from issuance of treasury stock for settlement	—	—	—	—	89,000	326,631	(128,161)	—	—	198,470
Unrealized gain on available-for-sale investments		—	—	—	—	—	—	—	65,107	65,107
Costs incurred related to the issuance of common stock	—	—	—		—	—	(287,675)	—	—	(287,675)
Preferred stock dividends	—	—	—	—	—	—	—	(368,368)	—	(368,368)
Net loss	—	—	—	—	—	—	—	(9,586,934)	—	(9,586,934)

Balance, December 31, 2000	6,000	$ 60	11,074,393	$ 110,744	(763,835)	$(2,799,075)	$ 161,776,383	$(151,505,342)	$ (2,836)	$ 7,579,934

The accompanying notes are an integral part of these consolidated financial statements.
PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1998	1999	2000
Cash Flows from Operating Activities:
Net income (loss)	$(12,591,423)	$ 25,065,890	$(9,586,934)
Less: Net loss from discontinued operations	(2,624,180)	(435,000)	—

Net income (loss) from continuing operations	(9,967,243)	25,500,890	(9,586,934)

Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities-
Depreciation and amortization	2,676,651	1,191,810	500,485
Gain from sale of subsidiary	—	(47,090,877)	(2,439,556)
Restructuring, goodwill and asset write-off costs	(131,310)	—	745,804
Inventory write-off	—	—	597,000
Noncash interest expense related to debt	63,652	—	—
Unrealized gain on marketable securities	(703,211)	—	—
Unrealized foreign currency exchange loss on foreign debt	—	(130,943)	—
Redemption of common stock held by Swiss Franc debenture holders	—	6,167,369	—
Fair value of warrants issued for investment banking services	171,000	—	106,000
Changes in assets and liabilities, net of effects from sale of subsidiary
Net sale of marketable trading securities	2,152,537	—	—
Accounts receivable	(7,689,441)	2,843,509	266,462
Inventories	(704,868)	1,010,751	(1,108,935)
Receivable from sale of subsidiary	—	(3,330,976)	3,330,976
Other current assets	1,097,553	3,644,471	159,403
Accounts payable	2,402,763	(4,041,465)	1,479,870
Accrued liabilities	639,934	(4,475,637)	(1,402,634)
Accrued income taxes	—	2,500,000	(647,398)
Deferred revenue	(1,140,599)	(1,095,154)	(631,735)
Deferred gain from sale of subsidiary	—	3,139,556	(3,139,556)

Net cash used in operating activities	(11,132,582)	(14,166,696)	(11,770,748)

Cash Flows from Investing Activities:
Purchases of property and equipment	(403,189)	(398,037)	(502,986)
Purchases of available-for-sale investments	—	(22,786,767)	(8,871,049)
Proceeds from sale of available-for-sale investments	—	—	25,573,939
Proceeds from the sale of subsidiary, net of cash on hand $288,000	—	49,448,023	3,411,911
Proceeds from sale of building	—	424,676	—
Decrease (increase) in other assets	(19,628)	2,884	40,443

Net cash provided by (used in) investing activities	(422,817)	26,690,779	19,652,258

Cash Flows from Financing Activities:
Proceeds from notes payable and advances from distributor	3,010,817	750,000	—
Redemption of convertible debentures	(2,196,667)	—	—
Proceeds from the issuance of common stock	9,840,000	—	—
Proceeds from exercise of warrants, stock options
and Employee Stock Purchase Plan	66,131	46,271	242,133
Costs incurred related to issuance of common stock	(283,125)	(383,050)	(287,675)
Proceeds from line of credit	1,000,000	500,000	—
Payments on line of credit	—	(1,500,000)	—
Payment on Swiss Franc convertible debentures	—	(4,441,064)	(1,012,740)
Purchase of stock for treasury	—	(1,471,893)	—
Payment on note payable	—	(2,290,041)	—
Redemption of preferred stock	(4,387,434)	(781,387)	—

Net cash provided by (used in) financing activities	7,049,722	(9,571,164)	(1,058,282)

Net increase (decrease) in cash and cash equivalents	(4,505,677)	2,952,919	6,823,228
Net cash provided by (used in) discontinued operations	3,377,095	(2,115,171)	—
Cash and cash equivalents, beginning of the period	$ 3,003,300	$ 1,874,718	$ 2,712,466

Cash and cash equivalents, end of the period	$ 1,874,718	$ 2,712,466	$ 9,535,694

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ 1,094,759	$ 389,637	$ 175,344

Supplemental Disclosure of Noncash Financing and Investing Activities:
Conversion of convertible debentures and related accrued
interest, net of financing fees	$ 6,439,176	$ 1,806,074	$ —

Conversion of preferred stock	$ 652,168	$ 63,411	$ —

Issuance of common stock for 1997, 1998 and 1999 employer 401(k) matching contribution	$ 254,281	$ 206,659	$ 118,564

Unrealized loss (gain) on available-for-sale investments	$ —	$ 67,943	$ (65,107)

Issuance of common stock for advisory services performed in 1997	$ 100,000	$ —	$ —

Accrued dividends and interest on preferred stock	$ 1,312,426	$ 352,584	$ 368,368

Costs incurred from the issuance of treasury stock for settlement	$ —	$ —	$ 198,470

The accompanying notes are an integral part of these consolidated financial statements.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1) Organization and Operations

        Palomar Medical Technologies, Inc. and subsidiaries are engaged in the commercial sale and development of cosmetic and medical laser systems and services. During the year ended December 31, 1997, the Company began execution of a plan to dispose of its electronics segment (see Note 12). The Company substantially completed the divestiture program in May of 1998.

        The Company’s medical laser products are in various stages of development; accordingly, the success of future operations is subject to a number of risks similar to companies in similar stages of development. Principal among these risks are the need for successful development and marketing of the Company’s products, the need for regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need for successful funding of future operations, and dependence on key individuals.

        On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Coherent to sell all of the issued and outstanding common stock of Star, Palomar’s majority-owned subsidiary, to Coherent. The Company owned substantially all of the issued and outstanding common shares of Star. However, options outstanding granted to Palomar and employees of Star to purchase shares of Star’s common stock remained outstanding prior to the consummation of this sale. When all of the outstanding options under Star’s Stock Option Plan were exercised, the Company owned 82.46% of Star’s common stock and the employees collectively owned 17.54%. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999. On April 27, 1999, the Company completed the sale of Star to Coherent and received net proceeds of $49,736,023. Additionally, $3,254,907 was held in escrow until April 27, 2000 as security for any claims that Coherent may have had under the Agreement. During 2000, in connection with the lapse of the escrow period, the Company recognized a deferred gain of $2,439,556, net of certain commitments and contingencies related to the sale.

       The gain on the sale of Star for 1999 is calculated as follows:

Cash Received, Net of $965,000 Bonuses Due to Star Employees	$48,771,023
Plus: Net Liabilities Divested	1,165,482

Gain on Sale Before Expenses	49,936,505
Less: Expenses	2,845,628

Net Gain on Sale of Subsidiary	$47,090,877

        Under the terms of the Agreement, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital (“MGH”). Portions of these royalty proceeds are remitted to MGH. For the years ended December 31, 1999 and 2000, the Company recognized royalty revenue from Coherent of $1,837,250 and $3,836,875, respectively and a cost of royalty to MGH of $734,900 and $1,534,750, respectively.

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

   (b) Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (c) Investments

        The Company accounts for marketable debt securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s marketable debt securities, all of which have maturities within one year, are considered available-for-sale investments in the accompanying balance sheets and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’equity. The aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments are as follows:

	December 31,	December 31,
	1999	2000

Market Value	$ 22,505,996	$ 5,868,213

Cost Basis	$ 22,573,939	$ 5,871,049

Gross Unrealized Loss	$ (67,943)	$ (2,836)

        Available-for-sale investments in the accompanying balance sheet at December 31, 2000 include debt securities of $5,868,213. Actual maturities may differ from contractual maturities as a result of the Company’s intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding gains totaling $65,107 on such debt securities were recorded in stockholders’equity during the twelve months ended December 31, 2000.

   (d)   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1999 and 2000, inventories consist of the following:

	December 31,	December 31,
	1999	2000

Raw materials	$1,403,001	$1,331,839
Work-in-process	496,590	643,161
Finished goods	--	436,526

	$1,899,591	$2,411,526

   (e) Depreciation and Amortization

     The Company provides for depreciation and amortization on property and equipment using the straight-line method by charging to operations amounts that allocate the cost of the assets over their estimated lives.

     At December 31, 1999 and 2000, property and equipment consist of the following:

	December 31,
	1999	2000	Useful Life

Machinery and equipment	$1,062,774	$ 969,118	3-8 years
Furniture and fixtures	1,006,125	1,266,992	5 years
Leasehold improvements	139,046	251,106	Term of Lease

	2,207,945	2,487,216
Less: Accumulated depreciation
and amortization	1,216,513	1,608,060

	$991,432	$879,156

        During 2000, the Company determined that the carrying value of certain equipment related to past generation products being phased out had been impaired and, accordingly, wrote-off $223,715 of such equipment.

     (f) Cost in Excess of Net Assets Acquired

        The costs in excess of net assets for acquired businesses were being amortized on a straight-line basis over five to seven years. Amortization expense for the years ended December 31, 1998, 1999, and 2000 amounted to approximately $602,000, $252,000 and $0 respectively, and is included in general and administrative expenses in the consolidated statements of operations.

     The Company assesses the relizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated undiscounted cash flows to be generated by such assets. During the year ended December 31, 2000, the Company made a determination that goodwill related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,089 of such goodwill.

     (g) Deferred Financing Costs

        The Company incurred financing costs related to several issuances of convertible debentures. Deferred financing costs are amortized by a charge to interest expense over the period that the debt is outstanding. Any remaining unamortized deferred financing costs are charged to additional paid-in-capital upon conversion (see Note 9(a)).

     (h) Revenue Recognition

        The Company recognizes product revenues upon shipment and acceptance. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from services are recognized in the period the services are provided.

        During the quarter ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. As a result of adopting SAB No. 101, the Company now recognizes royalty revenues when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in the current year’s statement of operations, effective January 1, 2000. The impact of adopting SAB No. 101 for the twelve months ended December 31, 2000 was to increase net income before the cummulative effect of change in accounting method by approximately $140,000 ($0.01 per share), respectively. Restated results of operations for the quarter ended March 31, 2000 as a result of adopting SAB No. 101 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2000	March 31, 2000
	(As Reported - Unaudited)	(As Restated - Unaudited)

Revenues	$2,778,932	$2,853,050
Gross Profit	$258,554	$303,025
Operating Loss	$(3,559,126)	$(3,514,655)
Net Loss	$(2,951,268)	$(3,619,156)
Net Loss Per Share	$(0.30)	$(0.37)

If SAB 101 had been adopted effective January 1, 1999, the Company would have reported the following pro forma results:

Twelve Months Ended
December 31, 1999

(Pro forma)

Revenues	$23,116,418
Income from continuing operations	$24,788,531
Net income	$24,353,531
Net income per share - basic	$ 2.37
Net income per share - diluted	$ 2.28

      No proforma results were reported for 1998 since royalty revenue was not recognized during this period.

     (i)   Significant Sales Agent

        For the years ended December 31, 1998 and 1999, Coherent acted as the sales agent for products sold to the Company's customers that represented 89% and 60% of product revenues, respectively. At December 31, 1999, Coherent accounted for 60% of accounts receivable. Coherent was the Company's exclusive worldwide distributor of laser systems until the sale of Star in April 1999. International sales (including sales for which Coherent was the sales agent) for the years ended December 31, 1998 and 1999 were approximately 39% and 35%, respectively, of total revenues.

     (j)   Research and Development Expenses

        The Company charges research and development expenses to operations as incurred.

     (k)   Net Income (Loss) per Common Share

        Basic net income (loss) per share is determined by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss), adjusted for preferred stock dividends, by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method and the assumed conversion of all convertible debt obligations and convertible preferred stock. The calculations of basic and diluted weighted average shares outstanding are as follows:

	Years Ended December 31,
	1998	1999	2000

Basic weighted average common
shares outstanding	8,981,242	10,152,763	10,246,559
Potential common shares pursuant to:
Stock options and warrants	--	69,219	--
Convertible preferred stock	--	402,006	--
Convertible debentures	--	151,684	--

Diluted weighted average common
Shares outstanding	8,981,242	10,775,672	10,246,559

The Company's basic adjusted net income (loss) per share from continuing operations for the years ended 1998, 1999 and 2000 is as follows:

	Years Ended December 31,
	1998	1999	2000

Net income (loss) from
continuing operations	$(9,967,243)	$ 25,500,890	$(8,874,575)
Preferred stock dividends	(1,312,426)	(352,584)	(368,368)

Adjusted net income (loss) from
continuing operations	$(11,279,669)	$ 25,148,306	$(9,242,943)

        For the years ended 1998, 1999 and 2000, potential common shares related to 4,064,432, 3,687,262 and 4,796,329, respectively, of outstanding stock options, stock warrants and convertible debt and equity securities, respectively, were not included in diluted weighted average shares outstanding as they were antidilutive.

     (l)   Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, available-for-sale investments, and accounts receivable. The Company places its cash, cash equivalents and available-for-sale investments in established financial institutions. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains an allowance for potential credit losses. The Company’s accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.

     (m)   Disclosures About Fair Value of Financial Instruments

        SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 1999 and 2000, financial instruments consisted principally of cash, cash equivalents, available-for-sale investments, accounts receivable, accounts payable and long-term debt. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 1999 and 2000. Fair values have been determined through information obtained from market sources and management estimates.

     (n)   Comprehensive Income (Loss)

        The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in the financial statements. The components of the Company's comprehensive loss are as follows:

	December 31,

	1998	1999	2000

Net income (loss)	$(12,591,423)	$ 25,065,890	$(9,586,934)
Unrealized gain (loss) on available-for-sale
Investments	--	(67,943)	65,107

Comprehensive income (loss)	$(12,591,423)	$ 24,997,947	$(9,521,827)

   (o) Recent Accounting Pronouncements

        In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this new accounting standard is not expected to have a material impact on the Company’s financial statements.

        In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes some views of the staff on applying accounting principles generally accepted in the United States to revenue recognition in financial statements.

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation —an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. The adoption of this new accounting interpretation did not have a material impact on the Company’s financial statements.

(3) Segment and Geographic Information

        The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, cosmetic laser sales, and the Company’s long-lived assets are located in facilities in the United States. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

     The following table represents percentage of product revenue by geographic destination for 1998, 1999 and 2000:

	1998	1999	2000

United States	61%	57%	55%
Japan	11	17	31
Europe	17	19	1
Asia/Pacific	2	4	5
Canada	3	1	4
Latin America	6	2	2
Australia/Africa	0	0	2

Total	100%	100%	100%

(4) Research and Development

        In August 1995, the Company entered into an agreement with MGH whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at MGH’s Wellman Laboratories of Photomedicine. Effective February 14, 1997, the Company amended the 1995 agreement with MGH. Under the terms of this amendment, the Company agreed to provide MGH with a grant of approximately $204,000 to perform research and evaluation in the field of hair removal. In July 1999, the Company entered an amendment to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions in the relevant fields. Under the terms of this agreement, the Company will pay MGH $475,000 on an annual basis for clinical research through August 2004.

(5) Income Taxes

        The Company provides for income taxes under the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At December 31, 2000, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, a federal net operating loss carryforward of approximately $87.0 million to be used to offset future taxable income, if any. This net operating loss carryforward will begin to expire in 2012. The Internal Revenue Code contains provisions that limit the net operating loss carryforwards due to changes in ownership, as defined by the Internal Revenue Code. During 1999, the Company completed an analysis of its availability to utilize its net operating loss carryforwards in connection with the sale of Star to Coherent (see Note 1). The Company estimates that it has net operating losses of approximately $37.9 million that are not subject to limitation under the Internal Revenue Code. The Company has a net deferred tax asset of approximately $35.0 million, comprised mainly of the net operating tax carryforwards discussed above, and the tax effect of certain expenses and reserves not currently deductible. However, the Company has placed a full valuation allowance against the deferred tax asset, due to uncertainty relating to the Company’s ability to realize the asset.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

		December 31,
		1998	1999	2000

Income tax provision at federal statutory rate		34.0%	34.0%	34.0%
Decrease in tax resulting from-
Net operating loss utilization		--	(25.1)	--
Other		--	--	(2.5)
Increase in valuation allowance		(34.0)	--	(34.0)

Provision (benefit) for income taxes	;	0.0%	8.9%	(2.5%)

(6)     401(k)Plan

        The Company has a 401(k) Plan, which covers substantially all employees who have attained the age of 18 and are employed at year-end. Employees may contribute up to 15% of their salary, as defined, subject to restrictions defined by the Internal Revenue Service. At the Company's discretion, the Company may make a matching contribution, in cash or the Company's common stock up to 50% of all employee contributions in each plan year. The Company contributions vest over a three-year period from date of hire.

        During 1999 and 2000, the Company matched in Company stock 50% of all employee contributions by issuing 32,561 shares of its common stock and 99,843 shares of treasury stock, respectively, to the 401(k) Plan in satisfaction of its employer match for the 1998 and 1999 employee contributions. For the year ended December 31, 2000, the Company has accrued $180,000 for the 2000 match. The number of shares of common stock reserved for issuance under the 401(k) Plan is 300,000 and as of the end of the fiscal year 103,997 shares of common stock remained available for issuance thereunder.

(7)     Quarterly Results of Operations (Unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1999 and 2000 (in thousands, except per share data).

	Year Ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Restated)

Total revenues	$ 2,853	$ 2,595	$ 4,011	$ 3,717
Gross profit	303	32	1,190	1,123
Loss from continuing
operations	(3,515)	(971)	(2,631)	(3,412)
Net loss per share from
continuing operations:
Basic and Diluted	(0.37)	(0.08)	(0.22)	(0.31)

	Year Ended December 31, 1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$13,479	$ 5,529	$ 2,923	$ 2,320
Gross profit (loss)	8,509	1,292	396	(1,456)
Income (loss) from
continuing operations	469	33,198	(2,598)	(5,568)
Net income (loss) per share
from continuing operations:
Basic	0.04	3.22	(0.27)	(0.56)
Diluted	0.04	3.02	(0.27)	(0.56)

(8) Accrued Liabilities At December 31, 1999 and 2000, accrued liabilities consisted of the following:

	December 31,

	1999	2000

Payroll and employee benefits	$ 782,912	$1,329,129
Royalties	1,265,825	1,015,494
Settlement costs	2,500,000	1,501,530
Warranty	711,606	291,410
Professional Fees	516,501	881,175
Other	594,709	915,494

Total	$6,371,553	$5,934,232

(9) Long-Term Debt At December 31, 1999 and 2000, long-term debt consisted of the following:

	December 31,
	1999	2000

Dollar-denominated convertible debentures	$ 500,000	$ 500,000
Swiss franc-denominated convertible debentures	2,244,016	951,842

	2,744,016	1,451,842
Less - Current maturities	(1,122,008)	(951,842)

	$ 1,622,008	$ 500,000

    (a)      Convertible Debentures

The following table summarizes the issuance and conversion of convertible debentures for the years ended December 31, 1999 and 2000.

				Common Shares
	Initial	Amount Outstanding		Issued Upon
	Face	December 31,		Conversion
	Value	1999	2000	1999	2000

6% Series due March 13, 2002	$ 500,000	$ 500,000	$ 500,000	--	--
6%, 7% and 8% Series due September 30, 2002	7,000,000	--	--	377,760	--
4.5% Series denominated in Swiss francs Due March 31, 2001
and June 30, 2001	7,669,442	2,244,016	951,842	--	--

	$15,169,442	$2,744,016	$1,451,842	377,760	--

        On March 13, 1997, the Company issued $500,000 of 6% convertible debentures due March 13, 2002. The convertible debentures have a conversion price of $11.00. The debentureholder may convert no more than one-third of the debenture in any 30-day period. The Company has accounted for these debentures at face value.

        On September 30, 1997, the Company issued $7 million of convertible debentures due September 30, 2002. The debentures bear interest at a rate of 6% for the first 179 days, 7% for days 180 through 269 and 8% thereafter. During the year ended December 31, 1998, the Company redeemed $2,196,667 of these convertible debentures, including accrued interest of $196,667. During the year ended December 31, 1999, the debentureholders converted the remaining $1,650,000 of principal plus $176,483 of accrued interest, into 377,760 shares of the Company’s common stock.

        On July 3, 1996, the Company raised approximately $7,669,000 through the issuance of 9,675 units in a convertible debenture financing. These units are traded on the Luxembourg Stock Exchange and consist of a convertible debenture due July 3, 2003 denominated in 1,000 Swiss francs, and a warrant to purchase 24 shares of the Company’s common stock at $16.50 per share. The warrants are non-detachable and may be exercised only if the related debentures are simultaneously converted, redeemed or purchased. Interest on the convertible debentures accrued at a rate of 4.5% per annum and was payable quarterly in Swiss francs. The convertible debentures were convertible by the holder, or the Company, commencing October 1, 1996 at a conversion price equal to 100% to 77.5% of the applicable conversion price, calculated as defined. The Company ascribed a value of $1,917,360 to the discount conversion feature of the convertible debenture. This amount was being amortized to interest expense over the life of the Swiss franc convertible debenture. During 1997, the Company redeemed 300 units of this convertible debenture financing for $195,044.

        On October 16, 1997, the Company brought a declaratory judgment action in the United States District Court against certain of the Swiss franc debenture holders. Prior to this suit, those debenture holders had alleged that the Company was in breach of certain protective covenants and, on October 22, 1997, they brought suit based on these claims. On November 13, 1997, the Company exercised its right to convert 9,375 units into 130,576 shares of common stock and cash of approximately $36,000. The unamortized discount totaling approximately $1,784,000 was amortized to interest expense upon conversion. The Company accounted for these debentures as converted as of December 31, 1998.

        During the year ended December 31, 1999, the Company recorded a redemption expense of $6,167,369 as a result of a compromise agreement between Palomar and certain European banks that had held the Swiss franc debentures. Under the terms of this April 21, 1999 agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Under the terms of the agreement, the Company agreed to pay a total of approximately $6,742,717 to the European banks, of which $5,790,875 had been paid as of December 31, 2000. The remaining amounts due under this obligation are due through 2001. Accordingly, the Company has recorded a charge to operations of $6,167,369 during the year ended December 31, 1999. This amount represents the total amount due to the European banks less the fair market value of the redemption of the common shares ($575,348) previously considered outstanding by the Company.

        The Company incurred deferred financing costs of approximately $769,000 relating to the issuance of convertible debentures during the year ended December 31, 1997. During the years ended December 31, 1998, 1999 and 2000, the Company amortized approximately $64,000, $39,000 and $0 to interest expense, respectively. During the years ended December 31, 1998, 1999 and 2000, the Company charged approximately $374,000, $20,000 and $0, respectively, of unamortized deferred financing costs to additional paid-in-capital.

    (b)    Revolving Line of Credit with a Bank

        The Company had a $10 million revolving line of credit with a bank. This line of credit was to mature on March 31, 2000 and bore interest at the bank’s prime rate. Borrowings under this line of credit were secured by substantially all assets of the Company and were limited to 80% of qualified accounts receivable. A director of Palomar had guaranteed all borrowings under this line of credit. In connection with this guarantee, the Company issued this director warrants to purchase 28,571 shares of common stock at $10.50 per share. These warrants were valued at approximately $69,000. This amount was amortized to interest expense over the term of the revolving line of credit. The Company repaid all amounts outstanding under this line of credit on April 27, 1999, and cancelled the line of credit.

   (c)     Notes Payable to Coherent

        In May and June 1998 and February 1999, the Company borrowed $3,000,000, $1,000,000 and $750,000, respectively, from the Company’s then worldwide distributor, Coherent. These notes accrued interest at 8.5% per annum and were collateralized by Star’s inventory. Coherent assumed this debt in connection with its purchase of all of the issued and outstanding common stock of Star on April 27, 1999.

(10) Commitments and Contingencies

   (a)     Operating Leases

        The Company has entered into various operating leases for its corporate office, research facilities, and manufacturing operations. These leases have monthly rent ranging from approximately $4,000 to $81,000, which is adjusted annually, for certain other costs, such as inflation, taxes and utilities, and expire through August 2009.

Future minimum payments under the Company’s operating leases at December 31, 2000 are approximately as follows:

Year Ended
December 31,

2001	$928,000
2002	864,000
2003	864,000
2004	885,000
2005	949,000
Thereafter	3,560,000

$8,050,000

      (b)     Royalties

        The Company is required to pay a royalty under a license agreement with MGH (see Note 4). For the years ended December 31, 1998, 1999 and 2000, approximately $1,332,000, $2,085,000 and $2,078,000 of royalty expense, respectively, was incurred under this agreement. These amounts are included in cost of revenues in the accompanying consolidated statements of operations.

        A former employee and previous owner of one of the Company’s subsidiaries was paid a 1% commission on the net sales of certain lasers, as defined in his severance agreement, through March 31, 2000. Accordingly, the company paid commissions for the years ended December 31, 1998, 1999 and 2000 of $250,000, $218,000 and $10,000, respectively.

      (c)    Litigation

        In 1997, the Company brought a declaratory judgment action against the holders and the indenture trustee of the Company’s 4.5% Subordinated Convertible Debentures due 2003, denominated in Swiss francs (the “Swiss Franc Debentures”). Just after this suit, certain of the debenture holders (the “Asserting Holders”) filed suit against the Company alleging that the Company was in breach of certain protective covenants under the indenture. The Asserting Holders claimed that the Company had breached certain protective indenture covenants and that the Asserting Holders were entitled to immediate payment of their indebtedness under the Swiss Franc Debentures. As of November 13, 1997, the Company notified the holders of the Swiss Franc Debentures that it had caused conversion of all of the Swiss Franc Debentures into an aggregate of 130,576 shares of the Company’s common stock. Since the conversion date, the Company had treated these shares as issued and outstanding. In July 1999, Palomar and certain European banks entered into a settlement agreement whereby Palomar agreed to rescind its conversion notices issued in November 1997. Under the terms of this compromise, the Company agreed to pay a total of approximately $6.7 million to the European banks, of which $5.7 million has been paid as of December 31, 2000. The balance of $1.0 million is due through 2001. In 1998, the Company recorded a charge to operations of approximately $6.2 million representing the total amount due to the European banks less the fair market value of the redemption of the common shares previously considered outstanding by the Company.

        On March 17, 1999, the Company and a former and current officer were added as defendants in the class action of Varljen v. H.J. Meyers, Inc., et al. In February 2000, Palomar and the Varljen plaintiffs reached an agreement in principle pursuant to which Palomar and its insurance carrier would pay plaintiffs $5 million in settlement of all their claims. Of this amount, Palomar would contribute up to $1 million in stock and $1.375 million in cash, all of which had been accrued as of December 31, 1999, and its insurance carrier would contribute the remaining $2.625 million in cash. This settlement agreement was approved by the court on November 6, 2000. A final judgement of dismissal with prejudice was entered by the court on November 6, 2000. All payments required by Palomar under the settlement agreement have been made, including the delivery of 89,000 shares of Palomar Common stock. The delivery of 358,547 shares of Palomar Common stock, which is the balance of the shares owed under the settlement agreement, will be delivered in 2001 upon receipt of instruction from plaintiff’s counsel. These 358,547 shares of Palomar Common stock have been considered outstanding for purposes of determining net loss per share for the year ended December 31, 2000.

        The Company is involved in other legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company’s general counsel, presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

      (d)    Distribution Agreement

        On November 17, 1997, the Company entered into an exclusive distribution, sales and service agreement with Coherent, an established, worldwide laser company. Under this agreement, Coherent had the exclusive right to sell the EpiLaser®and the LightSheer™diode laser system and future generation products worldwide. The Company paid Coherent a per unit commission, adjusted for certain events, as defined. During 1998 and 1999, the Company incurred approximately $14,108,000 and $4,702,000, respectively, of commission expense related to this agreement, which is included in sales and marketing expense in the accompanying consolidated statement of operations. Upon execution of this agreement, Coherent made a lump sum payment of $3.5 million and received a warrant to purchase 142,857 shares of the Company’s common stock at a share price of $36.75. The valuation of the warrant using the Black-Scholes option pricing model was approximately $380,000. The value was credited to additional paid-in capital during the year ended December 31, 1997. The remaining amount of $3,120,000, was included in deferred revenue, and originally amortized to revenue over the three year life of the agreement. On April 27, 1999, in connection with the Company’s completion of the sale of Star to Coherent, as discussed in Note 1, the distribution agreement was terminated and replaced with a one year non-exclusive distribution agreement that enabled Coherent to sell the Company’s ruby-based laser products. The Company amortized the remaining amounts in deferred revenue related to Coherent over the one-year non-exclusive period ending April 27, 2000.

      (e)   Employment Agreements

        The Company and its subsidiaries have employment agreements with certain executive officers that provide for annual bonuses to the officers and expire on various dates through 2001. Each of these agreements provides for 12 months severance upon termination of employment and certain payments upon change of control.

   (11) Stockholders’ Equity

   (a) Common Stock

        During 1998, the Company sold 1,457,142 shares of common stock to a group of investors for $10,200,000. In addition, the Company issued callable warrants with a three-year term to these investors to purchase 1,457,142 shares of common stock at an exercise price of $21.00 per share. The callable warrants are not exercisable for the first six months after issuance and thereafter are callable by the Company if the closing price of the Company’s common stock equals or exceeds $35.00 for 10 consecutive trading days. Under the terms of this private placement, the Company is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in the Company as long as the investors continue to hold their common stock in their name at the Company’s transfer agent. During 1998, 1999 and 2000, the Company paid $283,125, $383,050 and $287,675, respectively, related to this fee. This amount has been charged to additional paid-in capital. During 1998, the Company also paid $360,000 for investment banking fees related to the issuance of these common shares. The Company netted this amount against the proceeds through a reduction in additional paid-in capital.

        On April 21, 1999, a majority of the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a plan of recapitalization that resulted in a one-for-seven reverse split of the Company’s common stock. The Company’s authorized capital stock was also reduced to 45,000,000 shares of common stock and 1,500,000 shares of preferred stock. All shares and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the reverse stock split.

   (b) Preferred Stock

        The Company is authorized to issue up to 1,500,000 shares of preferred stock, $.01 par value. As of December 31, 1999 and 2000, preferred stock authorized, issued and outstanding consists of the following:

	1999	2000

Redeemable convertible preferred stock, Series F, $.01 par value per share
Authorized, issued and outstanding - 6,000 shares
(liquidation preference of $7,785,450 at December 31, 2000)	$60	$60

     The Series F redeemable convertible preferred stock (“Series F Preferred”), together with any accrued but unpaid dividends, may be converted into common stock at 80% of the average closing bid price for the 10 trading days preceding the conversion date, but in no event less than $21.00 or more than $112.00. This conversion floor was decreased by the two parties from the original price to $49.00. The conversion price for the Series F Preferred is adjustable for certain dilutive events, as defined. The Series F Preferred may be redeemed at the Company’s option, with no less than 10 days’and no more than 30 days’notice or when the stock price exceeds $117.60 per share for 60 consecutive trading days, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. The Series F Preferred has a liquidation preference equal to $1,000 per share of redeemable convertible preferred stock, plus accrued but unpaid dividends and accrued but unpaid interest. The Series F Preferred stockholders do not have any voting rights except on matters affecting the Series F Preferred. Dividends are payable quarterly at 8% per annum in arrears on March 31, June 30, September 30 and December 31. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 10% per annum until paid. As of December 31, 2000, there is $1,785,450 of unpaid accrued dividends and interest.

        During the third quarter of 1996, the Company issued 10,000 shares of Series G redeemable convertible preferred stock (“Series G Preferred”) for $10 million, less associated financing costs. The Series G Preferred together with any accrued but unpaid dividends, was convertable into common stock at 85% of the average closing bid price for the five trading days preceding the conversion date, but in no event less than $.07. The Series G Preferred was redeemable at the Company’s option at any time, with no less than 15 days’and no more than 20 days’notice, at an amount equal to the sum of (a) the amount of liquidation preference determined as of the applicable redemption date plus (b) $176.50. Dividends were payable quarterly at 7% per annum in arrears on January 1, April 1, July 1 and October 1. As of December 31, 1999, all of the Series G Preferred had been redeemed or converted.

        During the first and second quarters of 1997, the Company issued 16,000 shares of Series H redeemable convertible preferred stock (“Series H Preferred”) for $16 million, less associated financing costs of $1 million. The Series H Preferred accrued dividends at rates varying from 6% to 8% per annum, as defined. The Series H Preferred, together with any accrued but unpaid dividends, was convertable into common stock at 100% of the average stock price for the first 179 days from the closing date, 90% of the average stock price, as defined, for the following 90 days and 85% of the average stock price, as defined, thereafter. The conversion price was adjustable for certain dilutive events. The holders were restricted for the first 209 days following the closing date to converting no more than 33% of the Series H Preferred in any 30 day period (or 34% in the last 30 day period). Under certain conditions, the Company had the right to redeem the Series H Preferred. The Company had ascribed a value of $2,823,529 to the discount conversion feature of the Series H Preferred, which was amortized as an adjustment to earnings available to common stockholders over the most favorable conversion period attainable to the holders (270 days from the date of issuance). As of December 31, 1999, all of the Series H Preferred had been redeemed or converted.

During the year ended December 31, 1998, the following shares of preferred stock, accrued premiums, dividends, interest, and other related costs were converted into shares of common stock as follows:

	Number of		Additional Dollar Amount
Preferred	Preferred	Dollar Amount of	Converted, Including Accrued		Number of
Stock	Shares	Preferred Stock	Premium, Dividends, Interest	Total Dollar	Common Shares
Series	Converted	Converted	and Other Related Costs	Amount Converted	Converted Into

G	1,941	$1,941,000	$ 268,245	$2,209,245	386,147
H	3,947	3,946,700	383,923	4,330,623	598,378

	5,888	$5,887,700	$ 652,168	$6,539,868	984,525

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

        During the year ended December 31, 1999, the following shares of preferred stock, accrued premium, dividends, interest and other related costs were converted into shares of common stock as follows:

	Number of		Additional Dollar Amount
Preferred	Preferred	Dollar Amount of	Converted, Including Accrued		Number of
Stock	Shares	Preferred Stock	Premium, Dividends, Interest	Total Dollar	Common Shares
Series	Converted	Converted	and Other Related Costs	Amount Converted	Converted Into

G	340	$340,000	$63,411	$403,411	74,905

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

The following table summarizes all stock option activity of the Company for the years ended December 31, 1998, 1999 and 2000:

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 1997	426,057	$10.50-$56.00	$ 23.31
Granted	327,760	10.50	10.50
Canceled	(417,771)	10.50-56.00	23.66

Outstanding, December 31, 1998	336,046	10.50-17.50	10.57
Granted	1,039,327	1.63-10.50	3.10
Canceled	(153,040)	3.19-10.50	8.24

Outstanding, December 31, 1999	1,222,333	1.63-17.50	4.55
Granted	1,011,200	1.38-5.06	2.11
Exercised	(58,900)	3.19	3.19
Canceled	(379,248)	1.97-17.50	7.44

Outstanding, December 31, 2000	1,795,385	$1.38-$10.50	$ 2.57

Exercisable, December 31, 1998	264,482	$10.50-$17.50	$ 10.57

Exercisable, December 31, 1999	796,487	$3.19-$17.50	$ 5.21

Exercisable, December 31, 2000	629,580	$1.63-$10.50	$ 3.21

Available for future issuances under the Plans as of December 31, 2000	2,832,543

The ranges of exercise prices for options outstanding and options exercisable at December 31, 2000 are as follows:

		Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.38 - $1.63	85,000	8.85 years	$ 1.60	15,000	$ 1.63
1.97	840,000	9.08 years	1.97	--	--
2.06 - 2.88	60,600	9.52 years	2.54	--	--
3.19 - 3.22	774,300	8.44 years	3.19	609,500	3.19
4.88 - 5.06	30,000	9.16 years	5.05	--	--
10.50	5,485	2.05 years	10.50	5,080	10.50

$1.38 - $10.50	1,795,385	8.79 years	$ 2.57	629,580	$ 3.21

          The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. Under Emerging Issues Task Force (EITF) 96-18, the fair value of the non-employee equity issuances will be marked to market over the vesting term of the stock options and warrants.

        During the year ended December 31, 1998, a total of 312,128 options to purchase common stock were repriced to above the fair market value of the underlying common stock to $10.50 per share.

        The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company in the years ended December 31, 1998, 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

        The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the resulting grant date fair values for the years ended December 31, 1998, 1999 and 2000 for the Company are as follows:

	December 31,
	1998	1999	2000

Risk-free interest rate	5.60%	5.81%	6.43%
Expected dividend yield	--	--	--
Expected lives	2.94 years	3.65 years	4.00 years
Expected volatility	93%	94%	114%
Grant date fair value of options granted during
the period	$ 4.48	$ 2.04	$ 1.65

The weighted average fair-value and weighted average exercise price of options granted by the Company for the years ended December 31, 1998, 1999 and 2000 are as follows:

	1998	1999	2000

Weighted average exercise price for options:
Whose exercise price exceeded fair market value at
the date of grant	$ 10.50	$ 5.05	$ -
Whose exercise price was equal to fair value at the
date of grant	$ -	$ 3.08	$ 2.11
Weighted average fair market value for options:
Whose exercise price exceeded fair market value at
the date of grant	$ 4.48	$ 1.93	$ -
Whose exercise price was equal to fair market value
at the date of grant	$ -	$ 2.04	$ 1.65

(ii) Warrants The following table summarizes all warrant activity of the Company for the years ended December 31, 1998, 1999 and 2000:

			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 1997	1,428,290	$14.00-$105.00	$ 46.55
Granted	1,797,792	0.07-21.00	19.25
Exercised	(17,857)	0.07	0.07
Canceled	(411,207)	15.75-47.25	28.91

Outstanding, December 31, 1998	2,797,018	10.50-105.00	30.66
Granted	113,000	3.19	3.19
Canceled	(260,327)	14.00-72.63	32.53

Outstanding, December 31, 1999	2,649,691	3.19-105.00	29.51
Granted	330,000	1.97-3.50	3.18
Canceled	(408,132)	10.50-105.00	35.16

Outstanding, December 31, 2000	2,571,559	$1.97-105.00	$ 25.23

Exercisable, December 31, 1998	2,765,654	$10.50-$105.00	$ 30.66

Exercisable, December 31, 1999	2,649,691	$3.19 - $105.00	$ 29.51

Exercisable, December 31, 2000	2,491,559	$3.19-$105.00	$ 25.97

     During the year ended December 31, 1998, a total of 185,714 warrants to purchase common stock were repriced to above the then current fair market values of the underlying common stock. These repriced exercise prices ranged from $10.50 to $14.00 per share.

     The ranges of exercise prices for warrants outstanding and exercisable at December 31, 2000 are as follows:

Warrants Outstanding				Warrants Exercisable

		Weighted Average
Range of	Warrants	Remaining	Weighted Average	Warrants	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.97	60,000	9.08 years	$1.97	-	$-
2.81 - 3.50	383,000	5.97 years	3.37	363,000	3.40
10.50	54,283	1.13 years	10.50	54,283	10.50
21.00 - 22.75	1,544,264	2.23 years	21.04	1,544,264	21.04
35.00 - 66.50	440,291	0.36 years	49.88	440,291	49.88
84.00 - 105.00	89,721	0.52 years	94.17	89,721	94.17

$1.97-105.00	2,571,559	2.54 years	$25.23	$2,491,559	25.97

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all warrants granted in the years ended December 31, 1998, 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The weighted-average assumptions used to calculate the SFAS No. 123 pro forma disclosure for the years ended December 31, 1998, 1999 and 2000 for the Company are as follows:

	December 31,
	1998	1999	2000

Risk-free interest rate	5.44%	5.81%	6.06%
Expected dividend yield	--	--	--
Expected lives	2.58 years	4.00 years	1.73 years
Expected volatility	93%	94%	111%
Grant date fair value of warrants granted during
the period	$ 5.32	$ 2.20	$ 1.07

The weighted average fair value and weighted average exercise price of warrants granted by the Company for the years ended December 31, 1998, 1999 and 2000 are as follows:

	December 31,
	1998	1999	2000

Weighted average exercise price for warrants:
Whose exercise price exceeded fair market value at date
of grant	$19.46	$--	$3.50
Whose exercise price was less than fair market value at
date of grant	$0.07	$--	$--
Whose exercise price was equal to fair market value at
date of grant	$--	$3.19	$2.18
Weighted average fair value for warrants:
Whose exercise price exceeded fair market value at date
of grant	$5.32	$--	$0.86
Whose exercise price was less than fair market value at
date of grant	$8.68	$--	$--
Whose exercise price was equal to fair market value at
date of grant	$--	$2.20	$1.70

(iii) Pro Forma Disclosure The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock of the Company would be as follows:

	1998	1999	2000

Pro forma net income (loss) from continuing operations	$ (23,169,514)	$ 23,289,114	$ (9,925,888)
Pro forma basic net income (loss) per share from
continuing operations	$ (2.58)	$ 2.29	$ (0.97)
Pro forma diluted net income (loss) per share from
continuing operations	$ (2.58)	$ 2.22	$ (0.97)

(d) Reserved Shares
At December 31, 2000, the Company has reserved shares of its common stock for the following:

Warrants	2,571,559
Stock option plans	4,627,928
Convertible debentures	188,635
Convertible preferred stock	85,714
Employee stock purchase plan	83,355
Employee 401(k) plan	103,997

Total	7,661,188

   (e) Employee Stock Purchase Plan

        In June 1996, the Board of Directors established the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, all employees are eligible to purchase the Company’s common stock at an exercise price equal to 85% of the fair market value of the common stock with a lookback provision of three months. The Purchase Plan provides for issuance of up to approximately 140,000 shares. During the years ended December 31, 1998, 1999 and 2000, employees purchased 9,315, 14,199 and 30,937 shares, respectively, of the Company’s common stock for approximately $50,000, $46,000 and $53,000, respectively, pursuant to the Purchase Plan.

(12) Discontinued Operations

        During the fourth quarter of 1997, the Company’s Board of Directors approved a plan to dispose of the Company’s electronics business segment. The electronics segment consisted of the manufacture and sale of personal computers, high-density flexible electronics circuitry and memory modules. The Company substantially completed this plan in May 1998.

        During 1997 and 1998, the Company reduced its ownership in Nexar through the sale of common stock to private investors. As of December 31, 1998, the Company beneficially owned 2,406,080 shares of Nexar’s common stock, representing approximately 19% ownership interest and had no other significant obligations related to Nexar, other than the guaranty to GFL Advantage Fund Limited (“GFL”) discussed below.

        During 1998, the Company recorded a charge to discontinued operations of $1,524,966 as a result of management’s decision to write-down the carrying value of its investment in Nexar.

        On December 31, 1997 the Company entered into an Exchange Agreement and sold 500,000 shares of Nexar’s common stock to GFL for $2 million. Under the terms of the Exchange Agreement, Palomar guaranteed GFL a minimum selling price of $5.00 per share with respect to 400,000 shares of Nexar’s common stock over a two-year time period. The deferred liability related to this transaction totaled $1,680,171 and represents the total amount due to GFL after GFL sold its 400,000 common shares of Nexar stock. The Company paid this deferred obligation on May 3, 1999.

        The other entities that were included in the electronics business segment are Dynaco Corp. (“Dynaco”) and Dynaco’s wholly owned subsidiaries Comtel Electronics, Inc. (“Comtel”) and Dynamem, Inc. (“Dynamem”). On December 9, 1997, the Company entered into a two-phase stock purchase agreement with Biometric Technologies Corporation (“BTC”). BTC was formed jointly by Dynaco’s President and its Chairman of the Board. The first phase was consummated on December 9, 1997 and consisted of the sale of all of the issued and outstanding common stock of Comtel and Dynamem in exchange for $3,654,000, payable in two installments. The first installment was a $850,000 unsecured promissory note that was due on February 15, 1998. The second installment was a $2.8 million unsecured promissory note due in 48 monthly installments, beginning February 1, 1999. This promissory note was fully reserved by the Company during 1997, as its ultimate collectibility was believed to be uncertain. As of December 31, 2000, the Company has not received any amounts due on these notes.

        As part of the first phase, the Company entered into a Loan and Subscription Agreement with a creditor of Comtel, Coast Business Credit, for $3,233,000. This promissory note represented the settlement of amounts owed the creditor by Comtel and guaranteed by Palomar. Principal and interest payments were being made over 24 months, beginning December 31, 1997, and interest accrued at the bank’s prime rate plus 2.25%. This promissory note had been collateralized by 464,285 shares of the Company’s common stock that were held in escrow. The Company also guaranteed up to $2.5 million of Comtel’s borrowings from this creditor until November 30, 1999. The stockholders of BTC had personally guaranteed to the Company payment for any amounts borrowed under this line of credit in excess of approximately $1.5 million in the event that the Company would have been obligated to honor this guarantee.

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

        In the second phase, BTC agreed to purchase all of the issued and outstanding stock of Dynaco. During phase two, BTC had the option of selling Dynaco to a third party if agreed to by the Company and BTC. Consistent with the terms of the agreement with BTC, the Company entered into a Stock Purchase Agreement with Quick Turn Circuits, Inc. (“QTC”) on May 26, 1998 pursuant to which QTC purchased 100% of the issued and outstanding shares of common stock of Dynaco for $3.2 million.

        As of December 31, 1997, the Company accrued for the estimate of Dynaco’s 1998 operating loss through the anticipated disposition date of approximately $850,000. Through the date of disposition of Dynaco, the Company recognized additional operating losses totaling $1,090,885. During 1998, the Company recorded a loss on disposition of $8,329 related to the ultimate sale of Dynaco to QTC.

        During 1999, the Company paid and settled a lawsuit related to the operations of Dynaco for $435,000.

        Pursuant to Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations —Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, (“APB No. 30”) the consolidated financial statements of the Company have been presented to reflect the dispositions of the aforementioned subsidiaries that comprise the electronics segment in accordance with APB 30. Accordingly, revenues, expenses, and cash flows of the electronics segment have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net operating losses of these entities have been reported as “Net Loss from Discontinued Operations”in the accompanying consolidated statements of operations; and the net cash flows of these entities have been reported as “Net Cash Provided by (Used in) Discontinued Operations”in the accompanying consolidated statements of cash flows.

The following summarizes the results of the discontinued operations:

	Period Ended	Year Ended
	May 26,	December 31,
	1998	1999

Revenues	$ 6,471,701	$ --
Net loss from discontinued operations	$(2,624,180)	$(435,000)

   (13) Restructuring And Asset Write Off

        On January 1, 1998, the Company sold substantially all of the business assets and liabilities of Palomar Technologies, Ltd., a foreign manufacturer, to a publicly traded company. The Company received cash of approximately $200,000 and was relieved of obligations related to the building lease and all employment agreements of approximately $69,000, resulting in a net gain of approximately $131,000.

   (14) Valuation And Qualifying Accounts

     The roll forward of the Allowance for Doubtful Accounts is as follows:

	Balance,
	Beginning of			Balance, End
	Period	Additions	Deductions	of Period

December 31, 1998	$746,000	$183,000	$(565,000)	$364,000

December 31, 1999	$364,000	$--	$(157,000)	$207,000

December 31, 2000	$207,000	$159,958	$(60,958)	$306,000

The roll forward of the Restructuring Accrual is as follows:

	Balance, Beginning of			Balance, End
	Period	Additions	Deductions	of Period

December 31, 1998	$1,982,000	$--	$(1,703,000)	$279,000

December 31, 1999	$ 279,000	$--	$ (279,000)	$--

December 31, 2000	$ --	$--	$ --	$--

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures. Not applicable.

PART III

Item 10.      Directors and Executive Officers of the Registrant.

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the heading “Election of Directors”in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11.       Executive Compensation.

        The information required under this item is incorporated herein by reference from the material contained under the heading “Executive Compensation”in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

        The information required under this item is incorporated herein by reference from the material contained under the heading “Stock Ownership”in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13.       Certain Relationships and Related Transactions.

        The information required under this item is incorporated herein by reference from the material contained under the heading “Relationship with Affiliates”in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Index to Consolidated Financial Statements.

        The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this report on Form 10-K:

Reports of Independent Public Accountants	20

Consolidated Balance Sheets -
December 31, 2000 and December 31, 1999	21

Consolidated Statements of Operations -
Years ended December 31, 2000, December 31, 1999 and December 31, 1998	22

Consolidated Statements of Stockholders' Equity (Deficit) -
Years ended December 31, 2000, December 31, 1999 and December 31, 1998	23

Consolidated Statements of Cash Flows -
Years ended December 31, 2000, December 31, 1999 and December 31, 1998	24

Notes to Consolidated Financial Statements	25
(b) Reports on Form 8-K. Not applicable.
(c) Exhibits. The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company where so indicated below.

Exhibit No.	Description
^^^3(i).1	Certificate of Designation, as filed with the Delaware Secretary of State on April 21, 1999.

^3(i).2	Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

^^^^3(ii)	Bylaws, as amended.

^4.1	Common Stock Certificate.

^^4.2.	Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company, dated as of April 20, 1999

##4.3	Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

####4.4	First Allonge and Amendment to 4.5% Subordinated Convertible Debenture

##4.5	Form of 6% Convertible Debenture due March 13, 2002.

<4.6	Second Amended 1991 Stock Option Plan.

<4.7	Second Amended 1993 Stock Option Plan.

<4.8	Second Amended 1995 Stock Option Plan

<4.9	Second Amended 1996 Stock Option Plan.

<4.10	Third Amended 1996 Employee Stock Purchase Plan.

*4.11	Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.

##4.12	Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.

#4.13	Form of Company Warrant to Purchase Common Stock.

###10.1	Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

<10.2	Amendment No. 1 to Key Employment Agreement between the Company and Louis P. Valente dated May 15, 1999.

####10.3	Amendment No. 2 to Key Employment Agreement between the Company and Louis P. Valente dated February 1, 2000

<10.4	Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated June 30, 1999.

####10.5	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Joseph P. Caruso, dated February 1, 2000.

<10.6	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts, dated June 17, 1999.

###10.7	License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

###10.8	First Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

###10.9	Second Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

-10.10	The Company's 401(k) Plan.

**10.11

Agreement and Plan of Reorganization by and among Coherent, Inc., Medical Technologies, Acquisition, Inc., Palomar Medical Technologies, Inc., Star Medical Technologies, Inc., Robert E. Grove, James Z. Holtz and David C. Mundinger, dated as of December 7, 1998.

<<10.12	Amendment No. 1 to Key Employment Agreement between the Company and Joseph P. Caruso dated June 8, 2000

21	List of Subsidiaries.

23	Consent of Arthur Andersen LLP.

^	Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

^^	Previously filed as an exhibit to Form 10-K for the period ended December 31, 1998, filed on March 30, 1999 and incorporated herein by reference.

^^^	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999 and incorporated herein by reference.

^^^^	Previously filed as an exhibit to Form 8-K, filed on December 16, 1999 and incorporated herein by reference.

*	Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992, and incorporated herein by reference.

**	Previously filed as an exhibit to the Company's Definitive Proxy Statement for the period ended December 31, 1998 filed on March 12, 1999, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

##	Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

####	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

-	Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

<<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on March 26, 2001.

PALOMAR MEDICAL TECHNOLOGIES, INC. By: /s/ Louis P. Valente —————————————— Louis P. Valente Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Louis P. Valente	Chief Executive Officer and Chairman	March 26, 2001

Louis P. Valente

/s/ Joseph P. Caruso	President and Chief Operating Officer	March 26, 2001

Joseph P. Caruso	(Principal Financial Officer and

Principal Accounting Officer)

/s/ Jeanne Cohane	Director	March 26, 2001

Jeanne Cohane

/s/ Nicholas P. Economou	Director	March 26, 2001

Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 26, 2001

A. Neil Pappalardo

/s/ James G. Martin	Director	March 26, 2001

James G. Martin