Form 10-Q
period 2001-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2001-05-09
CIK 881695

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

(781) 993-2300
(Issuer’s telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_    No ___

     As of March 31, 2001, 10,446,564 shares of common stock, $.01 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes____   No__X__

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

-i-

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited).

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2000	March 31, 2001
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,535,694	$9,184,829
Available-for-sale investments, at market value	5,868,213	3,893,104
Accounts receivable, net	1,613,150	1,753,458
Inventories	2,411,526	2,333,302
Other current assets	569,898	284,179

Total current assets	19,998,481	17,448,872

Property and Equipment, Net	879,156	793,774

Other Assets	122,024	122,024

	$20,999,661	$18,364,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$951,842	$977,612
Accounts payable	2,139,150	1,382,310
Accrued liabilities	5,934,232	6,270,390
Accrued income taxes	1,822,146	1,822,146
Deferred revenue	286,907	340,171

Total current liabilities	11,134,277	10,792,629

Long-Term Debt, Net of Current Portion	500,000	—

Preferred Stock Accrued Dividends and Interest	1,785,450	1,881,267

Stockholders’ Equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued and outstanding -
6,000 shares
at December 31, 2000 and March 31, 2001	60	60
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,074,393 at December 31, 2000 and March 31, 2001	110,744	110,744
Additional paid-in capital	161,776,383	161,409,285
Accumulated deficit	(151,505,342)	(153,528,130)
Unrealized loss on available-for-sale investments	(2,836)	(1,252)
Less: Treasury stock - 763,835 and 627,829 shares at cost
at December 31, 2000 and March 31, 2001, respectively	(2,799,075)	(2,299,933)

Total stockholders’ equity	7,579,934	5,690,774

	$20,999,661	$18,364,670

The accompanying notes are an integral part of these consolidated financial statements. -1-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2000	2001
Product Revenues	$1,603,103	$2,559,044
Royalty Revenues	1,249,947	1,043,322

Total Revenues	2,853,050	3,602,366

Cost of Product Revenues	2,050,046	2,298,086
Cost of Royalty Revenues	499,979	417,328

Total Cost of Revenues	2,550,025	2,715,414

Gross Margin	303,025	886,952

Operating Expenses

Research and development	2,077,971	1,616,384
Sales and marketing	481,755	717,657
General and administrative	1,257,954	881,202

Total operating expenses	3,817,680	3,215,243

Loss from operations	(3,514,655)	(2,328,291)

Interest Income	413,636	297,764
Interest Expense	(50,468)	(23,897)
Other Income	244,690	127,453

Loss Before Cumulative Effect of Change in Accounting Method	(2,906,797)	(1,926,971)

Cumulative Effect of Change in Accounting Method	(712,359)	—

Net Loss	$(3,619,156)	$(1,926,971)

Basic and Diluted Net Loss Per Share

Continuing Operations	$(0.30)	$(0.19)
Cumulative Effect of Change in Accounting Method	(0.07)	—

Total Basic and Diluted Net Loss Per Share	$(0.37)	$(0.19)

Basic and Diluted Weighted Average Number of Shares Outstanding	10,047,183	10,688,804

The accompanying notes are an integral part of these consolidated financial statements. -2-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Unrealized (Loss) Gain on Available-for- Sale Investments	Total Stockholders’ Equity (Deficit)
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	Cost
Balance, December 31, 2000	6,000	$60	11,074,393	$110,744	(763,835)	$(2,799,075)	$161,776,383	$(151,505,342)	$(2,836)	$7,579,934

Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(50,625)	—	—	(50,625)
Issuance of stock for Employee Stock Purchase Plan	—	—	—	—	16,058	58,933	(40,591)	—	—	18,342
Issuance of stock for 2000 employer 401K matching contribution	—	—	—	—	119,948	440,209	(275,882)	—	—	164,327
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	1,584	1,584
Preferred stock dividends	—	—	—	—	—	—	—	(95,817)	—	(95,817)
Net loss	—	—	—	—	—	—	—	(1,926,971)	—	(1,926,971)

Balance, March 31, 2001	6,000	$60	11,074,393	$110,744	(627,829)	$(2,299,933)	$161,409,285	$(153,528,130)	$(1,252)	$5,690,774

The accompanying notes are an integral part of these consolidated financial statements. -3-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2000	2001
Cash Flows from Operating Activities:
Net loss	$(3,619,156)	$(1,926,971)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities-
Depreciation and amortization	176,559	85,382
Changes in assets and liabilities,
Accounts receivable	1,006,761	(140,308)
Inventories	532,564	78,324
Receivable from sale of subsidiary	(54,323)	—
Other current assets	62,800	285,719
Accounts payable	(6,452)	(756,840)
Accrued liabilities	(703,841)	500,385
Accrued income taxes	(2,073,869)	—
Deferred revenue	(423,832)	53,264

Net cash used in operating activities	(5,102,789)	(1,821,045)

Cash Flows from Investing Activities:
Purchases of property and equipment	(156,787)	—
Purchases of available-for-sale investments	—	(3,894,356)
Proceeds from sale of available-for-sale investments	5,498,459	5,871,049
Decrease in other assets	11,360	—

Net cash provided by investing activities	5,353,032	1,976,693

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants, stock options
and Employee Stock Purchase Plan	191,442	18,342
Costs incurred related to issuance of common stock	(90,800)	(50,625)
Payment on Swiss Franc convertible debentures	—	(474,230)

Net cash provided by (used in) financing activities	100,642	(506,513)

Net increase (decrease) in cash and cash equivalents	350,885	(350,865)
Cash and cash equivalents, beginning of the period	$2,712,466	$9,535,694

Cash and cash equivalents, end of the period	$3,063,351	$9,184,829

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,847	$16,299

Supplemental Disclosure of Noncash Financing and Investing Activities:
Unrealized gain (loss) on available-for-sale investments	$(21,717)	$1,584

Preferred stock accrued dividends and interest	$89,918	$95,817

The accompanying notes are an integral part of these consolidated financial statements. -4-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the “Company” or “Palomar”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2000.

2.  CASH AND CASH EQUIVALENTS

     Cash equivalents consist principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

3.  INVESTMENTS

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s marketable equity securities with original maturities greater than 90 days are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ equity. The aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments are as follows:

	December 31, 2000	March 31, 2001
Market Value	$ 5,868,213	$ 3,893,104

Cost Basis	$ 5,871,049	$ 3,894,356

Gross Unrealized Loss	$ (2,836)	$ (1,252)

     Available-for-sale investments in the accompanying balance sheet at March 31, 2001 include debt securities of $3,893,104. Actual maturities may differ from contractual maturities as a result of the Company’s intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding gains totaling $1,584 on such debt securities was recorded in stockholders’ equity during three months ended March 31, 2001.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2000	March 31, 2001
Raw materials	$1,331,839	$ 363,213
Work-in-process	643,161	1,320,845
Finished goods	436,526	649,244

	$2,411,526	$2,333,302

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2000	March 31, 2001
Machinery and equipment	$ 969,118	$ 969,118
Furniture and fixtures	1,266,991	1,266,991
Leasehold improvements	251,107	251,107

	2,487,216	2,487,216
Less: Accumulated depreciation
and amortization	1,608,060	1,693,442

	$ 879,156	$ 793,774

6.  LONG-TERM DEBT

Notes payable consist of the following:

	December 31, 2000	March 31, 2001
Dollar - denominated convertible debentures	$ 500,000	$ 500,000
Swiss franc - denominated convertible debentures	951,842	477,612

	1,451,842	977,612
Less - current maturities	(951,842)	(977,612)

	$ 500,000	—

-6-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  SEGMENT AND GEOGRAPHIC INFORMATION

     Product revenue from international sources were $0.7 million and $1.3 million for the three months ended March 31, 2000 and 2001. The following table represents the percentage of product revenue by geographic region from customers for the three-month periods ended March 31, 2000 and 2001:

	Three Months Ended March 31,
	2000	2001
United States	40.7%	47.4%
Japan	52.7%	41.2%
Asia/Pacific	5.9%	2.0%
Canada/Australia	0.4%	7.5%
Europe/Middle East	0.1%	0.0%
Latin America	0.2%	1.9%

Total	100.0%	100.0%

8.  STOCKHOLDERS’ EQUITY

(a)	Options to Purchase Common Stock

During the three months ended March 31, 2001, no options were granted or exercised and 59,600 options were cancelled.

(b)	Warrants to Purchase Common Stock

     During the three months ended March 31, 2001, no warrants were granted or exercised and 221,367 warrants were cancelled.

9.  NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net loss per share for the three months ended March 31, 2000 and 2001 is as follows:

	Three Months Ended March 31,
	2000	2001
Net loss	$(3,619,156)	$(1,926,971)
Preferred stock dividends	(89,918)	(95,817)

Net loss attributable to common stockholders	$(3,709,074)	$(2,022,788)

Basic and diluted net loss per common share	$(0.37)	$(0.19)

Basic and diluted weighted average number of
shares outstanding	10,047,183	10,688,804

     For the three months ended March 31, 2000 and 2001, 4,214,814 and 4,470,859, respectively, of potential common shares related to outstanding stock options, stock warrants and convertible securities were not included in the diluted weighted average shares outstanding as they were antidilutive.

10. COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company’s only item of other comprehensive income (loss) relates to unrealized losses on its available-for-sale investments and is presented separately on the balance sheet as required. A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2000	2001
Net loss	$(3,619,156)	$(1,926,971)
Unrealized gain on available-for-sale
investments	21,717	1,252

Comprehensive loss	$(3,597,439)	$(1,925,719)

-8-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  REVENUE RECOGNITION

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

	Three Months Ended March 31, 2000	Three Months Ended March 31, 2000
	(As Reported - Unaudited)	(As Restated - Unaudited)
Revenues	$2,778,932	$2,853,050
Gross Profit	$258,554	$303,025
Operating Loss	$(3,559,126)	$(3,514,655)
Net Loss	$(2,951,268)	$(3,619,156)
Net Loss Per Share	$(0.30)	$(0.37)

-9-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Overview

     We are a researcher and developer of proprietary laser \ light based systems for hair removal and other cosmetic laser \ light based systems and are the first company to obtain clearance using laser systems from the FDA for “permanent hair reduction.” Hundreds of Palomar laser hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnership with Massachusetts General Hospital’s Wellman Laboratories, new indications are being tested to further advance the hair removal market and other cosmetic laser \ light based applications including fat reduction, acne treatment and skin rejuvenation.

     On April 27, 1999, the Company sold all of the issued and outstanding common stock of Palomar’s Star Medical Technologies, Inc. (“Star”) subsidiary to Coherent, Inc. (“Coherent”) for $65 million, paid in cash. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023. As a result of the above transaction, the Company believes it will be able to fund its operations for the short-term. The Company believes the successful introduction and marketing of new products will become critical to the Company’s long-term success. Broad market acceptance of laser hair removal and specific acceptance of the Palomar SLP1000™ diode laser system, Palomar EsteLux™ light based system and the Palomar Q-Yag 5™ laser system is critical to the Company’s success. The three systems, all of which have FDA approval, cover a wide spectrum of cosmetic applications; the Palomar SLP1000 is the first diode laser system in the marketplace cleared for use on all skin types and has different hand pieces to be used in a variety of cosmetic applications including hair and vascular lesion removal; the Palomar EsteLux system is a fast, more compact and efficient light based system for hair removal; and the Palomar Q-Yag 5 is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technology and products. The Company expects this trend will continue for the foreseeable future.

(b)	Results of Operations

(i)	REVENUES AND GROSS PROFIT: Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

     For the three months ended March 31, 2001, the Company’s revenues increased to $3.6 million, as compared to $2.9 million for the three months ended March 31, 2000. The increase in the Company’s revenues of $0.7 million, or 26% from the three months ended March 31, 2000, was due to an increase in product sales of $0.9 million associated with the SLP1000™ diode laser. This increase was offset by a decrease of $0.2 million in royalties received by the Company.

     Gross profit for the three months ended March 31, 2001 was $890,000 (25% of revenues) compared to $303,000 (11% of revenues) for the three months ended March 31, 2000. The increase in gross profit and gross profit percentage was mainly due to sales volume associated with the SLP1000.

(ii)	OPERATING AND OTHER EXPENSES: Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

     Research and development costs for the three months ended March 31, 2001 decreased to $1.6 million (44% of revenues) compared to $2.1 million (73% of revenues) for the three months ended March 31, 2000. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company’s laser platforms. The research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction and acne treatment covered in its expanded research agreement with Massachusetts General Hospital.

     Sales and marketing expenses increased to $718,000, or 20% of revenues for the three months ended March 31, 2001, from $482,000, or 17% of revenues for the three months ended March 31, 2000. The increase in selling and marketing expenses is directly attributable to the sales volumes related to the SLP1000™ diode laser.

     General and administrative expenses decreased to $881,000, or 24% of revenues for the three months ended March 31, 2001, as compared to $1.3 million, or 44% of revenues for the three months ended March 31, 2000. This decrease in general and administrative expenses is attributable the company’s continued efforts on managing costs.

     Interest expense decreased to $24,000 for the three months ended March 31, 2001, compared to $50,000 for the three months ended March 31, 2000. As a result of the sale of Star Medical in 1999, which generated $49.7 million in cash, the Company paid a significant portion of its outstanding debt, which has resulted in a decrease of interest expense.

     Interest income decreased to $298,000 for the three months ended March 31, 2001, compared to $414,000 for the three months ended March 31, 2000. This amount represents interest earned on the balance of the funds received from the sale of Star which are invested in high-grade corporate and government notes and bonds and will be used to fund future ongoing operations and research and development efforts.

     Other income decreased to approximately $127,000 for the three months ended March 31, 2001. This amount compares to $245,000 for the three months ended March 31, 2000.

(c)	Liquidity and Capital Resources

     The Company’s operations are carried out at the subsidiary level and consist primarily of research and development. To date, the Company’s operating subsidiaries have required cash advances from the Company to fund their operations. As of March 31, 2001, the Company had $13.1 million in cash, cash equivalents and available-for-sale investments. With the proceeds from the Star sale, the Company believes that its financial position will meet its ongoing cash flow requirements and fund expected operating losses of its subsidiaries in the near term. The successful introduction and marketing of new products currently under development will be critical to future liquidity.

     The Company’s operating activities used cash of $1.8 million and $5.1 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used during the three months ended March 31, 2001 consisted primarily of a net loss from operations, an increase in accounts receivable and a decrease in accounts payable, offset by depreciation and amortization, a decrease in inventories, a decrease in other current assets, an increase in accrued liabilities and deferred revenue. Net cash used during the three months ended March 31, 2000 consisted primarily of a net loss from operations, an increase in receivable from the sale of subsidiary, a decrease in accrued liabilities, a decrease in accrued income taxes and a decrease in deferred revenue, offset by depreciation and amortization, a decrease in accounts receivable, a decrease in inventories and a decrease in other current assets.

     Investing activities provided cash of $2.0 million and $5.4 million during the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, the principal uses were purchases of investments offset by proceeds from the sale of investments. During the three months ended March 31, 2000, the principle uses were purchases of property and equipment offset by proceeds from the sale of investments and a decrease in other assets.

     Financing activities used cash of $507,000 during the three months ended March 31, 2001 due to costs incurred related to the issuance of common stock and a payment made on Swiss Franc convertible debentures offset by the proceeds from the issuance of treasury stock pursuant to the employee stock purchase plan and 401K matching contribution. Financing activities provided cash of $101,000 for the three months ended March 31, 2000 due primarily to the proceeds from the exercise of warrants, stock options and employee stock purchase plan offset by costs incurred related to the issuance of common stock.

     The Company anticipates that capital expenditures for the remainder of 2001 will total approximately $300,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

Statement Under the Private Securities Litigation Reform Act

     In addition to the other information in this Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts (including, without limitation, statements concerning products under development, the timing of new product introductions, financing of future operations, and the Company’s research partnership with MGH) and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC. The risk factors identified below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act.

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

We could be delisted from NASDAQ.

     For continued listing on The NASDAQ SmallCap Market, a company must maintain a minimum bid price of $1.00 per share. A company must also maintain a minimum requirement of net tangible assets of $2 million or market capitalization of $35 million or net income (in latest fiscal year or 2 of the last 3 fiscal years) of $500,000. In March 1999, NASDAQ held a hearing regarding our continued listing on The NASDAQ SmallCap Market in light of the fact that our common stock had traded below the $1.00 minimum bid price requirement for longer than 30 trading days. As a result of our reverse stock split, we regained compliance with the minimum bid price requirement before that date, and are now in compliance with all of NASDAQ’s requirements for continued listing on The NASDAQ SmallCap Market. However, there can be no assurance that we will remain in compliance with NASDAQ’s criteria for continued listing or that we will remain listed on NASDAQ. The delisting of our common stock would likely reduce the liquidity of our common stock and our ability to raise capital. If our common stock is delisted from The NASDAQ SmallCap Market, it will likely be quoted on the “pink sheets” maintained by the National Quotation Bureau, Inc. or NASDAQ’s OTC Bulletin Board. These listings can make trading more difficult for stockholders.

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

     Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and customers and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their intellectual property rights. In addition, costly and time-consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights.

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

     Our Second Restated Certificate of Incorporation and our By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to the Secretary of the Company advance notice of director nominations and business to be brought by such stockholder before any annual or special meeting of stockholders, as well as certain information regarding such nomination and/or business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. They also provide that a special meeting of stockholders may be called only by the affirmative vote of a majority of the Board of Directors. These provisions could delay any stockholder actions that are favored by the holders of a majority of the outstanding stock of the Company until the next stockholders’ meeting. In addition, the Board of Directors is authorized to issue shares of common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of the Company.

     The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices.

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

     SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, investments, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of March 31, 2001. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ (deficit) equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(ii)	Primary Market Risk Exposures.

     The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

     The Company’s significant exposure to currency exchange rate fluctuations is specifically related to its Swiss franc convertible debentures. The impact of exchange rate movements on these debentures was immaterial for the three months ended March 31, 2001. The Company has mitigated its potential exposure related to such debentures by entering into forward contracts that have been designated as a cash flow hedge for the final remaining payment due in June of 2001. The Company’s other exposure to currency exchange rate fluctuations has been and is expected to continue to be modest since it sells its products in United States dollars.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. The court entered a final judgement of dismissal with prejudice on November 6, 2000. All payments required by Palomar under the settlement agreement have been made except for the delivery of 358,547 shares of Palomar Common stock, which is the balance of the shares owed under the settlement agreement. These shares will be delivered in 2001 upon receipt of instruction from plaintiff’s counsel.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

^^^3(i).1	Certificate of Designation, as filed with the Delaware Secretary of State on April 21, 1999.

^3(i).2	Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

^^^^3(ii)	Bylaws, as amended.

^4.1	Common Stock Certificate.

^^4.2	Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company, dated as of April 20, 1999

##4.3	Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

####4.4	First Allonge and Amendment to 4.5% Subordinated Convertible Debenture

##4.5	Form of 6% Convertible Debenture due March 13, 2002.

<4.6	Second Amended 1991 Stock Option Plan.

<4.7	Second Amended 1993 Stock Option Plan.

<4.8	Second Amended 1995 Stock Option Plan.

<4.9	Second Amended 1996 Stock Option Plan.

<4.10	Third Amended 1996 Employee Stock Purchase Plan.

*4.11	Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.

##4.12	Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.

#4.13	Form of Company Warrant to Purchase Common Stock.

###10.1	Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

<10.2	Amendment No. 1 to Key Employment Agreement between the Company and Louis P. Valente dated May 15, 1999.

####10.3	Amendment No. 2 to Key Employment Agreement between the Company and Louis P. Valente dated February 1, 2000

<10.4	Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated June 30, 1999.

####10.5	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Joseph P. Caruso, dated February 1, 2000.

<10.6	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts, dated June 17, 1999.

###10.7	License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.	;

###10.8	First Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

-18-

###10.9	Second Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

-10.10	The Company’s 401(k) Plan.

**10.11	Agreement and Plan of Reorganization by and among Coherent, Inc., Medical Technologies, Acquisition, Inc., Palomar Medical Technologies, Inc., Star Medical Technologies, Inc., Robert E. Grove, James Z. Holtz and David C. Mundinger, dated as of December 7, 1998.

<<10.12	Amendment No. 1 to Key Employment Agreement between the Company and Joseph P. Caruso dated June 8, 2000

^	Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

^^	Previously filed as an exhibit to Form 10-K for the period ended December 31, 1998, filed on March 30, 1999 and incorporated herein by reference.

^^^	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999 and incorporated herein by reference.

^^^^	Previously filed as an exhibit to Form 8-K, filed on December 16, 1999 and incorporated herein by reference.

*	Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992, and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Definitive Proxy Statement for the period ended December 31, 1998 filed on March 12, 1999, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

##	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

###	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

-	Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

<<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

-19-

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on May 9, 2001.

PALOMAR MEDICAL TECHNOLOGIES, INC.
(Registrant)

DATE: May 9, 2001	By:	/s/ Louis P. Valente
Louis P. Valente
Chief Executive Officer and Chairman
(Principal Executive Officer)

DATE: May 9, 2001	By:	/s/ Joseph P. Caruso
Joseph P. Caruso
President and Chief Operating Officer
(Principal Financial Officer and Principal
Accounting Officer)

-20-