Form 10-Q
period 2001-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2001-08-06
CIK 881695

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-22340

PALOMAR MEDICAL TECHNOLOGIES, INC.
(Exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3128178 (I.R.S. Employer Identification No.)

82 Cambridge Street, Burlington, Massachusetts 01803
(Address of principal executive offices)

(781) 993-2300
(Issuer’s telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     As of July 27, 2001, 10,485,897 shares of common stock, $.01 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes____ No _X_

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

-i-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2000	June 30, 2001
		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 9,535,694	$ 7,351,652
Available-for-sale investments, at market value	5,868,213	3,904,295
Accounts receivable, net	1,613,150	2,487,806
Inventories	2,411,526	2,719,339
Other current assets	569,898	285,824

Total current assets	19,998,481	16,748,916

Property and Equipment, Net	879,156	745,019

Other Assets	122,024	122,024

	$ 20,999,661	$ 17,615,959

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$ 951,842	$ 500,000
Accounts payable	2,139,150	1,607,397
Accrued liabilities	5,934,232	6,186,095
Accrued income taxes	1,822,146	1,822,146
Deferred revenue	286,907	541,380
Total current liabilities	11,134,277	10,657,018

Long-Term Debt, Net of Current Portion	500,000	—

Accrued Dividends and Interest on Preferred Stock	1,785,450	1,977,917

Stockholders’ Equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued and outstanding -
6,000 shares at December 31, 2000 and June 30, 2001	60	60
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,074,393 shares at December 31, 2000 and June 30, 2001	110,744	110,744
Additional paid-in capital	161,776,383	161,281,213
Accumulated deficit	(151,505,342)	(154,197,947)
Unrealized gain (loss) on available-for-sale investments	(2,836)	9,939
Less: Treasury stock - 763,835 and 606,805 shares at cost
at December 31, 2000 and June 30, 2001, respectively	(2,799,075)	(2,222,985)

Total stockholders’ equity	7,579,934	4,981,024

	$ 20,999,661	$ 17,615,959

The accompanying notes are an integral part of these consolidated financial statements. -1-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Product revenues	$ 1,481,603	$ 3,402,893	$ 3,095,123	$ 5,961,937
Royalty revenues	1,113,147	2,648,235	2,352,677	3,691,557

Total Revenues	2,594,750	6,051,128	5,447,800	9,653,494

Cost of product revenues	2,117,864	2,547,001	4,172,077	4,845,087
Cost of royalty revenues	445,259	1,059,294	941,071	1,476,622

Total Cost of Revenues	2,563,123	3,606,295	5,113,148	6,321,709

Gross Margin	31,627	2,444,833	334,652	3,331,785

Operating Expenses (Income)
Research and development	1,890,553	1,441,235	3,968,524	3,057,619
Sales and marketing	671,142	1,139,364	1,152,897	1,857,021
General and administrative	834,860	702,097	2,092,814	1,583,299
Goodwill and asset write-off (Note 11)	745,804	—	745,804	—
Gain from sale of subsidiary (Note 13)	(3,139,556)	—	(3,139,556)	—

Total operating expenses	1,002,803	3,282,696	4,820,483	6,497,939

Loss from operations	(971,176)	(837,863)	(4,485,831)	(3,166,154)

Interest Income	275,976	288,497	689,612	586,261
Interest Expense	(36,792)	(23,801)	(87,260)	(47,698)
Other Income, net	48,728	—	293,418	127,453

Loss Before Cumulative Effect of Change
in Accounting Method	(683,264)	(573,167)	(3,590,061)	(2,500,138)
Cumulative Effect of Change in Accounting Method (Note 12)	—	—	(712,359)	—

Net Loss	$ (683,264)	$ (573,167)	$(4,302,420)	$(2,500,138)

Basic and Diluted Net Loss per Share:

Loss Before Cumulative Effect of Change
in Accounting Method	$ (0.08)	$ (0.06)	$ (0.37)	$ (0.25)
Cumulative Effect of Change in Accounting Method (Note 12)	—	—	(0.07)	—

Total Basic and Diluted Net Loss Per Share	$ (0.08)	$ (0.06)	$ (0.44)	$ (0.25)

Basic and Diluted Weighted Average Number of Shares Outstanding	10,189,401	10,825,673	10,118,294	10,757,617

The accompanying notes are an integral part of these consolidated financial statements. -2-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock				Unrealized Gain (Loss) on
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Deficit	Available- for-Sale Investments	Total Stockholders’ Equity
Balance, December 31, 2000	6,000	$60	11,074,393	$110,744	(763,835)	$(2,799,075)	$ 161,776,383	$(151,505,342)	$(2,836)	$ 7,579,934

Costs incurred related to issuance of common stock	—	—	—	—	—	—	(126,875)	—	—	(126,875)
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	37,082	135,881	(92,413)	—	—	43,468
Issuance of common stock for 2000 employer 401K matching contribution	—	—	—	—	119,948	440,209	(275,882)	—	—	164,327
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	12,775	12,775
Preferred stock dividends	—	—	—	—	—	—	—	(192,467)	—	(192,467)
Net loss	—	—	—	—	—	—	—	(2,500,138)	—	(2,500,138)

Balance, June 30, 2001	6,000	$60	11,074,393	$110,744	(606,805)	$(2,222,985)	$ 161,281,213	$(154,197,947)	$ 9,939	$ 4,981,024

The accompanying notes are an integral part of these consolidated financial statements. -3-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2000	2001
Cash Flows from Operating Activities:
Net loss	$(4,302,420)	$(2,500,138)
Adjustments to reconcile net loss to net cash used
in operating activities-
Depreciation and amortization	335,845	167,531
Goodwill and asset write-off	745,804	—
Inventory write-off	597,000	—
Changes in assets and liabilities
Accounts receivable	681,875	(874,656)
Inventories	305,409	(307,813)
Receivable from sale of subsidiary	191,420	—
Other current assets	367,297	284,074
Accounts payable	(266,614)	(531,753)
Accrued liabilities	(563,840)	416,190
Accrued income taxes	(2,073,869)	—
Deferred revenue	(469,781)	254,473

Net cash used in operating activities	(4,451,874)	(3,092,092)

Cash Flows from Investing Activities:
Purchases of property and equipment	(392,213)	(33,394)
Purchases of available-for-sale investments	—	(3,894,356)
Proceeds from sale of available-for-sale investments	15,576,009	5,871,049
Decrease in other assets	40,443	—

Net cash provided by investing activities	15,224,239	1,943,299

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants, stock options
and Employee Stock Purchase Plan	199,998	43,468
Costs incurred related to issuance of common stock	(156,425)	(126,875)
Payment on Swiss Franc convertible debentures	—	(951,842)

Net cash provided by (used in) financing activities	43,573	(1,035,249)

Net increase (decrease) in cash and cash equivalents	10,815,938	(2,184,042)
Cash and cash equivalents, beginning of the period	$ 2,712,466	$ 9,535,694

Cash and cash equivalents, end of the period	$ 13,528,404	$ 7,351,652

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ 122,404	$ 56,221

Issuance of common stock for 1999 and 2000 employer 401 (k)
matching contribution	$ 118,564	$ 164,327

Unrealized gain on available-for-sale investments	$ 49,113	$ 12,775

Preferred stock accrued dividends and interest	$ 181,235	$ 192,467

The accompanying notes are an integral part of these consolidated financial statements. -4-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

            The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s marketable equity securities, all of which have maturities within one year, are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ equity. The aggregate market value, cost basis, and gross unrealized gains (losses) of available-for-sale investments are as follows:

	December 31, 2000	June 30, 2001

Market Value	$5,868,213	$3,904,295

Cost Basis	$5,871,049	$3,894,356

Gross Unrealized Gain (Loss)	$(2,836)	$9,939

            Available-for-sale investments in the accompanying balance sheet at June 30, 2001 include debt securities of $3,904,295. Actual maturities may differ from contractual maturities as a result of the Company’s intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding gains totaling $12,775 on such debt securities were recorded in stockholders’ equity during the six months ended June 30, 2001.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2000	June 30, 2001

Raw materials	$1,331,839	$ 589,522
Work-in-process	643,161	460,698
Finished goods	436,526	1,669,119

	$2,411,526	$2,719,339

5.	PROPERTY AND EQUIPMENT

	December 31, 2000	June 30, 2001

Machinery and equipment	$ 969,118	$ 969,118
Furniture and fixtures	1,266,992	1,300,385
Leasehold improvements	251,106	251,106

	2,487,216	2,520,609
Less: Accumulated depreciation
and amortization	1,608,060	1,775,590

	$ 879,156	$ 745,019

6.	NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2000	June 30, 2001

Dollar denominated convertible debentures	$ 500,000	$ 500,000
Swiss franc denominated convertible debentures	951,842	—

	1,451,842	500,000
Less - current maturities	(951,842)	(500,000)

	$ 500,000	—

-6-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	SEGMENT AND GEOGRAPHIC INFORMATION

            Product revenue from international sources were $0.3 million and $1.0 million for the three months ended June 30, 2000 and 2001, respectively, and $1.1 million and $2.4 million for the six months ended June 30, 2000 and 2001, respectively. The Company’s revenue from international sources was primarily generated from customers located in Japan, Canada and Australia.

            The following table represents the percentage of product revenue by geographic region from customers for the three and six months ended June 30, 2000 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

United States	78.1%	69.2%	65.3%	59.8%
Japan	0.6%	10.8%	21.7%	23.8%
Canada/Australia	11.0%	9.2%	5.5%	8.5%
Asia/Pacific	9.7%	5.7%	7.1%	4.1%
Europe/Middle East	0.5%	3.4%	0.3%	2.0%
Latin America	0.1%	1.7%	0.1%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

8.	STOCKHOLDERS’EQUITY

(a)	Options to Purchase Common Stock

            During the six months ended June 30, 2001, the Company granted options to purchase 1,941,100 shares of the Company’s common stock at exercise prices ranging from $1.00 to $1.56 per share. During the six months ended June 30, 2001, options to purchase 127,713 shares of the Company’s common stock expired and no options were exercised.

(b)	Warrants to Purchase Common Stock

            During the six months ended June 30, 2001, no warrants were granted or exercised. During the six months ended June 30, 2001, warrants to purchase 364,831 shares of the Company’s common stock expired.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NET LOSS PER COMMON SHARE

            Basic net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends.

            The Company’s net loss per share for the three and six months ended June 30, 2000 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001

Net loss	$ (683,264)	$ (573,167)	$(4,302,420)	$(2,500,138)
Preferred stock dividends	(91,317)	(96,650)	(181,235)	(192,467)

Loss attributable to common stockholders	$ (774,581)	$ (669,817)	$(4,483,655)	$(2,692,605)

Basic and diluted net loss per common share	$ (0.08)	$ (0.06)	$ (0.44)	$ (0.25)

Basic and diluted weighted average number of shares outstanding	10,189,401	10,825,673	10,118,294	10,757,617

            For the three months ended June 30, 2000 and 2001, 5,079,403 and 6,167,410 shares, respectively, and for the six months ended June 30, 2000 and 2001, 5,079,403 and 6,167,410 shares, respectively, of outstanding stock options, stock warrants and convertible debt and preferred stock were not included in the diluted weighted average shares outstanding as they were antidilutive.

10.	COMPREHENSIVE LOSS

A reconciliation of comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001

Net loss	$(683,264)	$(573,167)	$(4,302,420)	$(2,500,138)
Unrealized gain on available-for-sale
investments	27,396	11,191	49,113	12,775

Comprehensive loss	$(655,868)	$(561,976)	$(4,253,307)	$(2,487,363)

11.	INTANGIBLE ASSETS

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

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CHANGE IN ACCOUNTING METHOD —REVENUE RECOGNITION

            During the quarter ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when cash is received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in last year’s statement of operations, effective January 1, 2000. The impact of adopting SAB 101 for the three and six months ended June 30, 2000 was to increase net income by approximately $95,000 ($0.01 per share) and $140,000 ($0.01 per share), respectively.

13.	GAIN ON SALE OF SUBSIDIARY

            In connection with the sale of the Company’s subsidiary on April 27, 1999, the Company had deferred gain recognition of $3.1 million. This amount represented funds held in escrow until April 27, 2000 as security for claims made. On April 27, 2000, the Company received all funds held in escrow for which no claims had been made and recorded the deferred gain in operating income in the accompanying Consolidated Statements of Operations.

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

            On April 27, 1999, the Company sold all of the issued and outstanding common stock of Palomar’s Star Medical Technologies, Inc. (“Star”) subsidiary to Coherent, Inc. (“Coherent”) for $65 million, paid in cash. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023. As a result of the above transaction, the Company believes it will be able to fund its operations for the short-term. The Company believes the successful introduction and marketing of new products will become critical to the Company’s long-term success. Broad market acceptance of laser hair removal and specific acceptance of the Palomar SLP1000(TM) diode laser system, Palomar EsteLux(TM)light based system and the Palomar Q-Yag 5(TM)Q-Switched ND: Yag laser system is critical to the Company’s success. The three systems, all of which have FDA approval, cover a wide spectrum of cosmetic applications; the Palomar SLP1000 is the first diode laser system in the marketplace cleared for use on all skin types and has different hand pieces to be used in a variety of cosmetic applications including hair and vascular lesion removal; the Palomar EsteLux system is a fast, more compact and efficient light based system for hair removal; and the Palomar Q-Yag 5 is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technology and products. The Company expects this trend will continue for the foreseeable future.

(b)	Results of Operations

(i)	REVENUES AND GROSS PROFIT: Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

            For the three months ended June 30, 2001, the Company’s revenues increased to $6.1 million, as compared to $2.6 million for the three months ended June 30, 2000. The increase in the Company’s revenues of $3.5 million, or 133% from the three months ended June 30, 2000, was mainly due to an increase in product sales of $1.9 million as a result of continued SLP1000(TM)shipments and shipments associated with the newly introduced Q-Yag 5(TM)Q-Switched ND: Yag system. Additionally, royalty revenues received by the Company increased by $1.5 million. Included in this increase was a back-owed payment of $1.2 million paid by one of the Company’s licensees, resulting from a royalty audit performed through the period ending December 31, 2000.

            Gross profit for the three months ended June 30, 2001 was $2.4 million, 40% of revenues, compared to $32,000, 1% of revenues, for the three months ended June 30, 2000. The increase in gross profit and gross profit percentage was mainly due to the increase in SLP1000(TM)shipments and shipments associated with the newly introduced Q-Yag 5(TM)Q-Switched ND: Yag system as well as the increased royalty payments received during the period. Additionally, gross margin was negatively affected in the quarter ended June 30, 2000 as the Company wrote off $597,000 of the remaining inventory associated with past generation product lines being phased out.

(ii)	OPERATING AND OTHER EXPENSES: Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

            Research and development costs decreased to $1.4 million for the three months ended June 30, 2001, as compared to $1.9 million for the three months ended June 30, 2000. Research and development expenses as a percentage of revenue totaled 24% for the three months ended June 30, 2001 and 73% for the three months ended June 30, 2000. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company’s laser platforms. The research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction and acne treatment covered in its expanded research agreement with Massachusetts General Hospital.

            Selling and marketing expenses were $1.1 million, or 19% of revenues for the three months ended June 30, 2001, compared to $671,000, or 26% of revenues for the three months ended June 30, 2000. The majority of the increase in selling and marketing expenses is directly associated with the shipments of the SLP1000(TM) and launch of the EsteLux(TM) and Q-Yag 5(TM) products.

            General and administrative expenses decreased to $702,000, or 12% of revenues for the three months ended June 30, 2001, as compared to $835,000, or 32% of revenues for the three months ended June 30, 2000. This decrease in general and administrative expenses is attributable to improved cost management and a reduction in legal expenses.

            During the quarter ended June 30, 2000, the Company made a determination that goodwill and equipment related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of goodwill and $224,000 of equipment.

            Gain from sale of subsidiary was $3.1 million in the quarter ended June 30, 2000, as the one-year escrow period had lapsed in connection with the sale of Star.

            Interest income increased to $288,000 for the three months ended June 30, 2001, compared to $276,000 for the three months ended June 30, 2000. This amount represents interest earned on the balance of the funds received from the April 27, 1999 sale of Star, which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

            Interest expense decreased to $24,000 for the three months ended June 30, 2001, compared to $37,000 for the three months ended June 30, 2000.

            Other income, net was $49,000 for the three months ended June 30, 2000.

            During the three months ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when cash is received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in last year’s statement of operations, effective January 1, 2000.

(iii)	REVENUES AND GROSS PROFIT: Six Months Ended June 30, 2001, Compared to the Six Months Ended June 30, 2000

            For the six months ended June 30, 2001, the Company’s revenues increased to approximately $9.7 million, as compared to $5.4 million for the six months ended June 30, 2000. This increase in the Company’s revenues of $4.3 million, or 77% from the six months ended June 30, 2000, was mainly due to an increase in product sales of $2.9 million as a result of continued SLP1000(TM)shipments and shipments associated with the newly introduced Q-Yag 5(TM)Q-Switched ND: Yag system. Additionally, royalty revenues received by the Company increased by $1.3 million. Included in this increase was a back-owed payment of $1.2 million paid by one of the Company’s licensees, resulting from a royalty audit performed through the period ending December 31, 2000.

            Gross profit for the six months ended June 30, 2001 was $3.3 million, 35% of revenues, as compared $335,000, or 6% of revenues for the six months ended June 30, 2000. The increase in gross profit and gross profit percentage was mainly due the increase in SLP1000(TM)shipments and shipments associated with the newly introduced Q-Yag 5(TM)Q-Switched ND: Yag system as well as the increased royalty payments received during the period.

(iv)	OPERATING AND OTHER EXPENSES: Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

            Research and development costs decreased to $3.1 million for the six months ended June 30, 2001, from $4.0 million for the six months ended June 30, 2000. Research and development expenses as a percentage of revenue totaled 32% for the six months ended June 30, 2001 and 73% for the six months ended June 30, 2000. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company’s laser platforms. The research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction and acne treatment covered in its expanded research agreement with Massachusetts General Hospital.

            Selling and marketing expenses increased to $1.9 million (19% of revenues) for the six months ended June 30, 2001, from $1.2 million (21% of revenues) for the six months ended June 30, 2000. The majority of the increase in selling and marketing expenses is directly associated with the shipments of the SLP1000(TM)and launch of the EsteLux(TM)and Q-Yag 5(TM)Q-Switched ND: Yag products.

            General and administrative expenses decreased to $1.6 million (16% of revenues) for the six months ended June 30, 2001, as compared to $2.1 million (38% of revenues) for the six months ended June 30, 2000. This decrease in general and administrative expenses is attributable to improved cost management and a reduction in legal expenses.

            During the quarter ended June 30, 2000, the Company made a determination that goodwill and equipment related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of goodwill and $224,000 of equipment.

            Gain from the sale of subsidiary was $3.1 million in the six months ended June 30, 2000 as the one-year escrow period had lapsed in connection with the sale of Star.

            Interest income decreased to $587,000 for the six months ended June 30, 2001 as compared to $690,000 for the six months ended June 30, 2000. This amount represents interest earned on the balance of the funds received from the April 27, 1999 sale of Star, which are invested in high-grade corporate and government notes and bonds and will be used to fund future operations and research and development efforts.

            Interest expense decreased to $48,000 for the six months ended June 30, 2001, from $87,000 for the six months ended June 30, 2000.

            Other income, net decreased to $127,000 for the six months ended June 30, 2001, as compared to $293,000 for the six months ended June 30, 2000.

            During the six months ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when cash is received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in last year’s statement of operations, effective January 1, 2000.

(c)	Liquidity and Capital Resources

            As of June 30, 2001, the Company had $11.3 million in cash, cash equivalents and available-for-sale investments. With the proceeds from the Star sale, the Company believes that its financial position will meet its ongoing cash flow requirements and fund expected operating losses of its subsidiaries in the near term. The successful introduction and marketing of new products currently under development will be critical to future liquidity.

            The Company’s operating activities used cash of $3.1 million and $4.5 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used during the six months ended June 30, 2001 consisted primarily of a net loss from operations, offset by depreciation and amortization, an increase in accounts receivable, inventories, accrued liabilities, deferred revenue and a decrease in other current assets, and accounts payable. Net cash used during the six months ended June 30, 2000 consisted primarily of a net loss from operations, offset by depreciation and amortization, non-cash goodwill and inventory write-offs, a decrease in accounts receivable, inventories, receivable from sale of subsidiary, other current assets, accounts payable, accrued liabilities, accrued income taxes and deferred revenue.

            Investing activities provided cash of $1.9 million and $15.2 million during the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, the principal use was purchases of property and equipment and purchases of available-for-sale investments, offset by proceeds of available-for-sale investments. During the six months ended June 30, 2000, the principle uses were purchases of property and equipment offset by proceeds from the sale of investments and a decrease in other assets.

            Financing activities used cash of $1.0 million during the six months ended June 30, 2001 due to costs incurred related to the issuance of common stock and payments made on Swiss Franc convertible debentures offset by the proceeds from the issuance of treasury stock pursuant to the employee stock purchase plan. Financing activities provided cash of $44,000 for the six months ended June 30, 2000 due primarily to the proceeds from the exercise of warrants, stock options and employee stock purchase plan offset by costs incurred related to the issuance of common stock.

            The Company anticipates that capital expenditures for the remainder of 2001 will total approximately $200,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

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

            Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and customers and restrict access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future for violating their intellectual property rights. In addition, costly and time-

consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’intellectual property rights.

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

            SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, investments, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of June 30, 2001. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ (deficit) equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(ii)	Primary Market Risk Exposures.

            The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

            The Company’s significant exposure to currency exchange rate fluctuations was specifically related to its Swiss franc convertible debentures. The impact of exchange rate movements on these debentures was immaterial for the three months ended June 30, 2001. The Company mitigated its potential exposure related to such debentures by entering into forward contracts that were designated as a cash flow hedge for the final remaining payment that was paid in June of 2001. The Company’s other exposure to currency exchange rate fluctuations has been and is expected to continue to be modest since it sells its products in United States dollars.

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

            The following table sets forth a brief description of each matter voted upon and the number of votes cast for or against, as well as the number of abstentions and broker non-votes, as to each such matter, at the Company’s Annual Meeting of Stockholders held on May 16, 2001.

Matter	Votes For	Votes Against	Abstentions	Broker Non-Votes

Ratification of Selection of Arthur Andersen LLP as	8,301,472	43,641	73,618
the Company's Auditors

Proposal to Amend the Company’s By-Laws to Provide for	2,518,043	571,243	22,537	5,245,908
the Classification of the Board of Directors into Three
Classes

Election of Directors:

Management Nominees:

Louis P. Valente	8,272,311	86,420

James G. Martin	8,272,311	86,420

Jeanne Cohane	8,272,325	86,406

Jay Delahanty	8,272,428	86,303

A. Neil Pappalardo	8,272,357	86,374

Nicholas P. Economou	8,272,272	86,459

-19-

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

^^^3(i).1	Certificate of Designation, as filed with the Delaware Secretary of State on April 21, 1999.

^3(i).2	Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

^^^^3(ii)	Bylaws, as amended.

^4.1	Common Stock Certificate.

^^4.2.	Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company, dated as of April 20, 1999

##4.3	Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

####4.4	First Allonge and Amendment to 4.5% Subordinated Convertible Debenture

##4.5	Form of 6% Convertible Debenture due March 13, 2002.

‹4.6	Second Amended 1991 Stock Option Plan.

‹4.7	Second Amended 1993 Stock Option Plan.

‹4.8	Second Amended 1995 Stock Option Plan.

‹4.9	Second Amended 1996 Stock Option Plan.

‹4.10	Third Amended 1996 Employee Stock Purchase Plan.

*4.11	Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.

##4.12	Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.

#4.13	Form of Company Warrant to Purchase Common Stock.

###10.1	Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

‹10.2	Amendment No. 1 to Key Employment Agreement between the Company and Louis P. Valente dated May 15, 1999.

####10.3	Amendment No. 2 to Key Employment Agreement between the Company and Louis P. Valente dated February 1, 2000

‹10.4	Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated June 30, 1999.

####10.5	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Joseph P. Caruso, dated February 1, 2000.

‹10.6	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts, dated June 17, 1999.

-20-

###10.7	License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

###10.8	First Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

###10.9	Second Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

-10.10	The Company’s 401(k) Plan.

**10.11	Agreement and Plan of Reorganization by and among Coherent, Inc., Medical Technologies, Acquisition, Inc., Palomar Medical Technologies, Inc., Star Medical Technologies, Inc., Robert E. Grove, James Z. Holtz and David C. Mundinger, dated as of December 7, 1998.

‹‹‹10.12	Amendment No. 1 to Key Employment Agreement between the Company and Joseph P. Caruso dated June 8, 2000

^	Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

^^	Previously filed as an exhibit to Form 10-K for the period ended December 31, 1998, filed on March 30, 1999 and incorporated herein by reference.

^^^	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999 and incorporated herein by reference.

^^^^	Previously filed as an exhibit to Form 8-K, filed on December 16, 1999 and incorporated herein by reference.

*	Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992, and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Definitive Proxy Statement for the period ended December 31, 1998 filed on March 12, 1999, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

##	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

###	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

-	Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

‹	Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

‹‹‹	Previously filed as an exhibit Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

-21-

SIGNATURES

            Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on August 6, 2001.

PALOMAR MEDICAL TECHNOLOGIES, INC. (Registrant)
DATE: August 6, 2001	By: /s/ Louis P. Valente —————————————— Louis P. Valente Chief Executive Officer (Principal Executive Officer)

DATE: August 6, 2001	By: /s/ Joseph P. Caruso —————————————— Joseph P. Caruso President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

-22-