Form 10-Q
period 2001-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2001-11-09
CIK 881695

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     As of October 31, 2001, 10,501,362 shares of common stock, $.01 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes___ No_X_

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

-i-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2000	September 30, 2001
		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$ 9,535,694	$ 5,669,911
Available-for-sale investments, at market value	5,868,213	1,945,450
Accounts receivable, net	1,613,150	2,040,596
Inventories	2,411,526	3,155,004
Other current assets	569,898	590,689

Total current assets	19,998,481	13,401,650

Property and Equipment, Net	879,156	677,159

Other Assets	122,024	122,024

	$ 20,999,661	$ 14,200,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$ 951,842	$ 500,000
Note payable to related party	—	1,000,000
Accounts payable	2,139,150	1,339,756
Accrued liabilities	5,934,232	4,672,263
Accrued income taxes	1,822,146	1,822,146
Deferred revenue	286,907	531,553

Total current liabilities	11,134,277	9,865,718

Long-Term Debt, Net of Current Portion	500,000	—

Stockholders’ Equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued and outstanding -
6,000 shares at December 31, 2000 and September 30, 2001	60	60
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,074,393 shares at December 31, 2000 and September 30, 2001	110,744	110,744
Additional paid-in capital	163,561,833	163,249,833
Accumulated deficit	(151,505,342)	(156,876,154)
Unrealized gain (loss) on available-for-sale investments	(2,836)	6,606
Less: Treasury stock - 763,835 and 588,496 shares at cost
at December 31, 2000 and September 30, 2001, respectively	(2,799,075)	(2,155,974)

Total stockholders’ equity	9,365,384	4,335,115

	$ 20,999,661	$ 14,200,833

The accompanying notes are an integral part of these consolidated financial statements. -1-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Product revenues	$ 3,056,139	$ 2,484,521	$ 6,151,262	$ 8,446,458
Royalty revenues	954,378	717,767	3,307,055	4,409,324

Total Revenues	4,010,517	3,202,288	9,458,317	12,855,782

Cost of product revenues	2,439,228	2,248,227	6,611,304	7,093,314
Cost of royalty revenues	381,751	287,107	1,322,822	1,763,729

Total Cost of Revenues	2,820,979	2,535,334	7,934,126	8,857,043

Gross Margin	1,189,538	666,954	1,524,191	3,998,739

Operating Expenses (Income)
Research and development	1,909,164	1,725,329	5,877,688	4,782,948
Sales and marketing	1,019,287	762,745	2,172,184	2,619,766
General and administrative	892,499	821,997	2,985,314	2,405,296
Goodwill and asset write-off (Note 11)	—	—	745,804	—
Gain from sale of subsidiary (Note 13)	—	—	(3,139,556)	—

Total operating expenses	3,820,950	3,310,071	8,641,434	9,808,010

Loss from operations	(2,631,412)	(2,643,117)	(7,117,243)	(5,809,271)

Interest Income	309,854	81,265	999,466	667,526
Interest Expense	(36,429)	(17,539)	(123,689)	(65,237)
Other Income, net	57,805	—	351,223	127,453

Loss from Operations Before Benefit for Income Taxes	(2,300,182)	(2,579,391)	(5,890,243)	(5,079,529)

Benefit for Income Taxes	191,056	—	191,056	—

Loss from Operations Before Cumulative
Effect in Accounting Method	(2,109,126)	(2,579,391)	(5,699,187)	(5,079,529)
Cumulative Effect of Change in Accounting Method (Note 12)	—	—	(712,359)	—

Net Loss	$ (2,109,126)	$ (2,579,391)	$(6,411,546)	$(5,079,529)

Basic and Diluted Net Loss per Share:

Loss from Operations Before Cumulative
Effect in Accounting Method	$ (0.22)	$ (0.25)	$ (0.59)	$ (0.50)
Cumulative Effect of Change in Accounting Method (Note 12)	—	—	(0.07)	—

Total Basic and Diluted Net Loss Per Share	$ (0.22)	$ (0.25)	$ (0.66)	$ (0.50)

Basic and Diluted Weighted Average Number of Shares Outstanding	10,209,361	10,844,046	10,148,871	10,786,743

The accompanying notes are an integral part of these consolidated financial statements. -2-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock				Unrealized Gain (Loss) on
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Deficit	Available- for-Sale Investments	Total Stockholders’ Equity
Balance, December 31, 2000	6,000	$60	11,074,393	$110,744	(763,835)	$(2,799,075)	$ 163,561,833	$(151,505,342)	$(2,836)	$ 9,365,384

Costs incurred related to issuance of common stock	—	—	—	—	—	—	(189,375)	—	—	(189,375)
Issuance of stock for Employee Stock Purchase Plan	—	—	—	—	55,391	202,892	(138,026)	—	—	64,866
Issuance of stock for 2000 employer 401K matching contribution	—	—	—	—	119,948	440,209	(275,882)	—	—	164,327
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	9,442	9,442
Preferred stock dividends and interest	—	—	—	—	—	—	291,283	(291,283)	—	—
Net loss	—	—	—	—	—	—	—	(5,079,529)	—	(5,079,529)

Balance, September 30, 2001	6,000	$60	11,074,393	$110,744	(588,496)	$(2,155,974)	$ 163,249,833	$(156,876,154)	$ 6,606	$ 4,335,115

The accompanying notes are an integral part of these consolidated financial statements.
-3-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2000	2001
Cash Flows from Operating Activities:
Net loss	$(6,411,546)	$(5,079,529)
Adjustments to reconcile net loss to net cash used
in operating activities-
Depreciation and amortization	405,922	250,096
Goodwill and asset write-off	745,804	—
Inventory write-off	597,000	—
Fair value of warrants issued for investment banking services	106,000	—
Changes in assets and liabilities
Accounts receivable	290,661	(427,446)
Inventories	121,530	(743,478)
Receivable from sale of subsidiary	3,330,976	—
Income tax refund receivable	(1,619,935)	—
Other current assets	121,839	(20,791)
Accounts payable	(60,567)	(799,394)
Accrued liabilities	(454,147)	(1,097,642)
Accrued income taxes	(647,398)	—
Deferred gain from sale of subsidiary	(3,139,556)	—
Deferred revenue	(550,694)	244,646

Net cash used in operating activities	(7,164,111)	(7,673,538)

Cash Flows from Investing Activities:
Purchases of property and equipment	(428,785)	(48,099)
Purchases of available-for-sale investments	(8,871,049)	(3,894,356)
Proceeds from sale of available-for-sale investments	20,573,939	7,826,561
Decrease in other assets	40,443	—

Net cash provided by investing activities	11,314,548	3,884,106

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants, stock options
and Employee Stock Purchase Plan	219,993	64,866
Costs incurred related to issuance of common stock	(222,050)	(189,375)
Proceeds from the issuance of notes payable to related party	—	1,000,000
Payment on Swiss Franc convertible debentures	(504,334)	(951,842)

Net cash used in financing activities	(506,391)	(76,351)

Net increase (decrease) in cash and cash equivalents	3,644,046	(3,865,783)
Cash and cash equivalents, beginning of the period	2,712,466	9,535,694

Cash and cash equivalents, end of the period	$ 6,356,512	$ 5,669,911

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ 151,271	$ 60,243

Issuance of stock for 1999 and 2000 employer 401 (k)
matching contribution	$ 118,564	$ 164,327

The accompanying notes are an integral part of these consolidated financial statements. -4-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the “Company” or “Palomar”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying financial statements and notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

2.	CASH AND CASH EQUIVALENTS

            Cash equivalents consist principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

3.	INVESTMENTS

            The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's marketable equity securities, all of which have maturities within one year, are considered available-for-sale investments in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders' equity. The aggregate market value, cost basis, and gross unrealized gains (losses) of available-for-sale investments are as follows:

	December 31, 2000	September 30, 2001

Market Value	$5,868,213	$1,945,450

Cost Basis	$5,871,049	$1,938,844

Gross Unrealized Gain (Loss)	$(2,836)	$6,606

            Available-for-sale investments in the accompanying balance sheet at September 30, 2001 include debt securities of $1,945,450. Actual maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding gains totaling $9,442 on such debt securities were recorded in stockholders’ equity during the nine months ended September 30, 2001.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2000	September 30, 2001

Raw materials	$1,331,839	$1,023,084
Work-in-process	643,161	453,404
Finished goods	436,526	1,678,516

	$2,411,526	$3,155,004

5.	PROPERTY AND EQUIPMENT

	December 31, 2000	September 30, 2001

Machinery and equipment	$ 969,118	$ 969,118
Furniture and fixtures	1,266,992	1,315,090
Leasehold improvements	251,106	251,106

	2,487,216	2,535,314
Less: Accumulated depreciation
and amortization	1,608,060	1,858,155

	$ 879,156	$ 677,159

6.	NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2000	September 30, 2001

Dollar denominated convertible debentures	$ 500,000	$ 500,000
Note payable to related party	—	1,000,000
Swiss Franc denominated convertible debentures	951,842	—

	1,451,842	1,500,000
Less - current maturities	(951,842)	(1,500,000)

	$ 500,000	—

The Company signed a promissory note with a Director of the Company on September 28, 2001 for $1,000,000. This note bears an interest rate of 5.5% per annum and is due upon demand. -6-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	SEGMENT AND GEOGRAPHIC INFORMATION

             Product revenue from international sources were $1.5 million and $1.6 million for the three months ended September 30, 2000 and 2001, respectively, and $2.6 million and $4.0 million for the nine months ended September 30, 2000 and 2001, respectively. The Company’s revenue from international sources was primarily generated from customers located in Japan, Canada and Australia.

            The following table represents the percentage of product revenue by geographic region from customers for the three and nine months ended September 30, 2000 and 2001:

	Three Months Ended September 30,		Six Months Ended September 30,

	2000	2001	2000	2001

United States	51.5%	35.9%	58.4%	52.8%
Japan	34.5%	24.9%	28.1%	24.2%
Canada/Australia	4.7%	28.5%	5.1%	14.4%
Asia/Pacific	5.5%	6.5%	6.3%	4.8%
Europe/Middle East	1.7%	4.1%	1.0%	2.6%
Latin America	2.1%	0.1%	1.1%	1.2%

Total	100.0%	100.0%	100.0%	100.0%

8.	STOCKHOLDERS’ EQUITY

(a)	Options to Purchase Common Stock

             During the nine months ended September 30, 2001, the Company granted options to purchase 1,993,600 shares of the Company’s common stock at exercise prices ranging from $1.00 to $2.68 per share. During the nine months ended September 30, 2001, options to purchase 133,005 shares of the Company’s common stock expired and no options were exercised.

(b)	Warrants to Purchase Common Stock

            During the nine months ended September 30, 2001, no warrants were granted or exercised. During the nine months ended September 30, 2001, warrants to purchase 515,728 shares of the Company’s common stock expired.

(c)	Preferred Stock Dividends and Interest

The Company has reclassified undeclared, but accrued preferred stock dividends and related interest to additional paid in capital for all periods presented. -7-

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

            The Company’s net loss per share for the three and nine months ended September 30, 2000 and 2001 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	2001	2000	2001

Net loss	$ (2,109,126)	$ (2,579,391)	$ (6,411,546)	$ (5,079,529)
Preferred stock dividends and interest	(92,817)	(98,818)	(274,052)	(291,283)

Loss attributable to common stockholders	$ (2,201,943)	$ (2,678,209)	$ (6,137,494)	$ (5,370,812)

Basic and diluted net loss per common share	$ (0.22)	$ (0.25)	$ (0.66)	$ (0.50)

Basic and diluted weighted average number of shares outstanding	10,209,361	10,844,046	10,148,871	10,786,743

            For the three and nine months ended September 30, 2000 and 2001, 4,834,214 and 6,068,526 shares, respectively, of outstanding stock options, stock warrants and convertible debt and preferred stock were not included in diluted weighted average shares outstanding as they were antidilutive.

10.	COMPREHENSIVE LOSS

A reconciliation of comprehensive loss is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	2001	2000	2001

Net loss	$ (2,109,126)	$ (2,579,391)	$ (6,411,546)	$ (5,079,529)
Unrealized gain (loss) on
available-for-sale investments	8,333	(3,333)	57,446	9,442

Comprehensive loss	$ (2,100,793)	$ (2,582,724)	$ (6,354,100)	$ (5,070,087)

11.	INTANGIBLE ASSETS

            The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated undiscounted cash flows to be generated by such assets. During the nine months ended September 30, 2000, the Company made a determination that goodwill related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,089 of such goodwill.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CHANGE IN ACCOUNTING METHOD —REVENUE RECOGNITION

             During the quarter ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income in the past year’s statement of operations, effective January 1, 2000. The impact of adopting SAB 101 for the nine months ended September 30, 2000 was to increase net income by approximately $140,000 ($0.01 per share), respectively.

13.	GAIN ON SALE OF SUBSIDIARY

            In connection with the sale of the Company’s subsidiary on April 27, 1999, the Company recorded deferred gain recognition of $3.1 million. This amount represented funds held in escrow until April 27, 2000 as security for claims made. On April 27, 2000, the Company received all funds held in escrow and recognized the deferred gain through operating income in the accompanying Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Overview

            We are a researcher and developer of proprietary laser \ light based systems for hair removal and other cosmetic treatments; as well as, the first company to obtain clearance using laser systems from the FDA for “permanent hair reduction.” Palomar's laser \ light based systems have been installed in physician practices worldwide. Through Palomar’s research partnership with Massachusetts General Hospital’s Wellman Laboratories, new indications are being tested to further advance the hair removal market and other cosmetic laser \ light based applications including fat reduction, acne treatment and skin rejuvenation.

             On April 27, 1999, the Company sold all of the issued and outstanding common stock of Palomar’s Star Medical Technologies, Inc. (“Star”) subsidiary to Coherent, Inc. (“Coherent”) for $65 million, paid in cash and an on-going 7.5% royalty on the LightSheer product line. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023. The Company believes the successful introduction and marketing of new products will become critical to the Company’s long-term success. Broad market acceptance of laser hair removal and specific acceptance of the Palomar SLP1000™ diode laser system, Palomar EsteLux™ light based system and the Palomar Q-Yag 5™ Q-Switched ND: Yag laser system is critical to the Company’s success. The three systems, all of which have FDA approval, cover a wide spectrum of cosmetic applications; the Palomar SLP1000 is the first diode laser system in the marketplace cleared for use on all skin types and has different hand pieces to be used in a variety of cosmetic applications including hair and vascular lesion removal; the Palomar EsteLux system is a fast, more compact and efficient light based system for hair removal and the Palomar Q-Yag 5 is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products. The Company expects this trend will continue for the foreseeable future.

(b)	Results of Operations

(i)	REVENUES AND GROSS PROFIT: Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

            For the three months ended September 30, 2001, the Company’s revenues decreased to $3.2 million, as compared to $4.0 million for the three months ended September 30, 2000. The decrease in the Company’s revenues of $800,000, or 20% from the three months ended September 30, 2000, was mainly due to a decrease in product sales of $1.2 million from the SLP1000 offset by shipments associated with the the newly introduced Q-Yag 5 and EsteLux. Additionally, royalty revenues received by the Company decreased by $236,000.

            Gross profit for the three months ended September 30, 2001 was $667,000, 21% of revenues, compared to $1.2 million, 30% of revenues, for the three months ended September 30, 2000. The decrease in gross profit and gross profit percentage was mainly due to the decrease in SLP1000 shipments offset by shipments associated with the newly introduced Q-Yag 5 and EsteLux.

(ii)	OPERATING AND OTHER EXPENSES: Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

            Research and development costs decreased to $1.7 million for the three months ended September 30, 2001, as compared to $1.9 million for the three months ended September 30, 2000. Research and development expenses as a percentage of revenue totaled 54% for the three months ended September 30, 2001 and 48% for the three months ended September 30, 2000. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers and light-based systems, while continuing dermatology research utilizing the Company’s platforms. The research and development goals in the fields of laser and light-based hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction and acne treatment covered in its expanded research agreement with Massachusetts General Hospital.

             Selling and marketing expenses were $763,000, or 23% of revenues for the three months ended September 30, 2001, compared to $1.0 million, or 25% of revenues for the three months ended September 30, 2000. The majority of the decrease in selling and marketing expenses is directly associated with the decrease in shipments of the SLP1000.

            General and administrative expenses decreased to $822,000 or 26% of revenues for the three months ended September 30, 2001, as compared to $892,000, or 22% of revenues for the three months ended September 30, 2000. This decrease in general and administrative expenses is attributable to improved cost management and a reduction in legal expenses.

            Interest income decreased to $81,000 for the three months ended September 30, 2001, compared to $310,000 for the three months ended September 30, 2000. This decrease in interest income is attributable to the reduction in cash available for investment.

            Interest expense decreased to $18,000 for the three months ended September 30, 2001, compared to $36,000 for the three months ended September 30, 2000.

            Other income, net was $58,000 for the three months ended September 30, 2000.

(iii)	REVENUES AND GROSS PROFIT: Nine Months Ended September 30, 2001, Compared to the Nine Months Ended September 30, 2000

            For the nine months ended September 30, 2001, the Company’s revenues increased to $12.9 million, as compared to $9.5 million for the nine months ended September 30, 2000. This increase in the Company's revenues of $3.4 million, or 36% from the nine months ended September 30, 2000, was mainly due to an increase in product sales of SLP1000 of $2.0 million, the newly introduced Estelux pulsed light hair removal system of $543,000, shipments associated with the Q-Yag 5 of $600,000, service revenue of $450,000 offset by a decrease in product sales associated with the RD1200™ of $935,000 and a decrease in shipments associated with the E2000™ of $337,000. Additionally, royalty revenues received by the Company increased by $1.1 million. Included in this increase was a back-owed payment of $1.2 million paid by one of the Company's licensees, resulting from a royalty audit performed through the period ending December 31, 2000.

            Gross profit for the nine months ended September 30, 2001 was $4.0 million, 31% of revenues, as compared $1.5 million, or 16% of revenues for the nine months ended September 30, 2000. The increase in gross profit and gross profit percentage was mainly due to an increase in product sales of the SLP1000, the newly introduced EsteLux, shipments associated with the Q-Yag 5 as well as the increased royalty payments received during the nine month period.

(iv)	OPERATING AND OTHER EXPENSES: Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

            Research and development costs decreased to $4.8 million for the nine months ended September 30, 2001, from $5.9 million for the nine months ended September 30, 2000. Research and development expenses as a percentage of revenue totaled 37% for the nine months ended September 30, 2001 and 62% for the nine months ended September 30, 2000. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers and light-based systems, while continuing dermatology research utilizing the Company’s laser platforms. The research and development goals in the field of laser and light-based hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction and acne treatment covered in its expanded research agreement with Massachusetts General Hospital.

            Selling and marketing expenses increased to $2.6 million (20% of revenues) for the nine months ended September 30, 2001, from $2.2 million (23% of revenues) for the nine months ended September 30, 2000. The majority of the increase in selling and marketing expenses is directly associated with the increased shipments of the SLP1000 and launch of the EsteLux and Q-Yag 5 products.

            General and administrative expenses decreased to $2.4 million (19% of revenues) for the nine months ended September 30, 2001, as compared to $3.0 million (32% of revenues) for the nine months ended September 30, 2000. This decrease in general and administrative expenses is attributable to improved cost management and a reduction in legal expenses.

            During the nine months ended September 30, 2000, the Company made a determination that goodwill and equipment related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of goodwill and $224,000 of equipment.

            Gain from the sale of subsidiary was $3.1 million in the nine months ended September 30, 2000 as the one-year escrow period had lapsed in connection with the sale of Star.

            Interest income decreased to $668,000 for the nine months ended September 30, 2001 as compared to $999,000 for the nine months ended September 30, 2000. This decrease in interest income is attributable to the reduction in cash available for investment.

            Interest expense decreased to $65,000 for the nine months ended September 30, 2001, from $124,000 for the nine months ended September 30, 2000.

            Other income, net decreased to $127,000 for the nine months ended September 30, 2001, as compared to $351,000 for the nine months ended September 30, 2000.

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

            As of September 30, 2001, the Company had $7.6 million in cash, cash equivalents and available-for-sale investments. The successful sales and marketing of new products and an on-going royalty stream will be critical to future liquidity.

            The Company's operating activities used cash of $7.7 million and $7.2 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used during the nine months ended September 30, 2001 consisted primarily of a net loss from operations, offset by depreciation and amortization, an increase in accounts receivable, inventories, other current assets, deferred revenue and a decrease in accounts payable, and accrued liabilities. Net cash used during the nine months ended September 30, 2000 consisted primarily of a net loss from operations, offset by depreciation and amortization, non-cash goodwill and inventory write-offs, a decrease in accounts receivable, inventories, receivable from sale of subsidiary, other current assets, accounts payable accrued liabilities, accrued income taxes, deferred gain from the sale of subsidiary and deferred revenue.

            Investing activities provided cash of $3.9 million and $11.3 million during the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001 and 2000, the principal uses were purchases of property and equipment and purchases of available-for-sale investments, offset by proceeds of available-for-sale investments.

            Financing activities used cash of $76,000 during the nine months ended September 30, 2001 due to costs incurred related to the issuance of common stock and payments made on Swiss Franc convertible debentures offset by the proceeds from the issuance of stock pursuant to the employee stock purchase plan and proceeds from the issuance of notes payable to related party. Financing activities used cash of $506,000 for the nine months ended September 30, 2000 due primarily from costs incurred related to the issuance of common stock and payments made on Swiss Franc convertible debentures offset by the proceeds from the exercise of warrants, stock options and employee stock purchase plan.

            The Company anticipates that capital expenditures for the remainder of 2001 will total approximately $100,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing lines, if available.

Statement Under the Private Securities Litigation Reform Act

             In addition to the other information in this Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC. Our actual results could differ materially from those suggested in such forward-looking statements due to the risk factors identified below and other factors including, without limitation, risks concerning the timing of new product introductions, financing of future operations, the Company’s research partnership with MGH, manufacturing risks, variations in our quarterly results, enforcement of intellectual property rights by us and our competitors, the occurrence of unanticipated events and circumstances, and general economic conditions, including stock market volatility. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words.

RISK FACTORS

Our future revenue depends on our successfully developing and marketing new products.

            We face rapidly changing technology and continuing improvements in cosmetic laser / light-based technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, to enhance existing products, and to achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. Since the sale of Star to Coherent, our revenues have almost entirely depended on sales of newly introduced products. In addition, the market for hair removal laser / light-based devices may already be saturated. At present, broad market acceptance of laser / light-based hair removal is critical to our success. We intend to continue to diversify our product line by developing cosmetic laser / light-based products for uses other than hair and tattoo removal and treatment of pigmented and vascular lesions, but there can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all.

We face intense competition from companies with superior financial, marketing and other resources.

            The laser / light-based hair removal industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing and servicing of hair removal laser / light-based devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than we do. As a result, some of our competitors are able to sell hair removal laser / light-based devices at prices significantly below the prices at which we sell our products. In addition, as a result of the Star sale to Coherent and its subsequent re-sale to Lumenis, Lumenis is now a stronger competitor and we have had to find new ways to distribute our products. We currently have no significant direct or indirect sales force in place for our new products. Our products also face competition from alternative medical products and procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or medical procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

Our quarterly operating results have decreased as a result of the Star sale, and that may hurt the price of our common stock.

            Almost all of our revenues in 1999 were attributable to sales of the LightSheer diode laser system manufactured by Star. Therefore, as a result of the Star sale, our revenues declined significantly. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

We could be delisted from NASDAQ.

            For continued listing on The NASDAQ SmallCap Market, a company must maintain a minimum bid price of $1.00 per share. A company must also maintain a minimum requirement of net tangible assets of $2.5 million or market capitalization of $35 million or net income (in latest fiscal year or 2 of the last 3 fiscal years) of $500,000. In March 1999, NASDAQ held a hearing regarding our continued listing on The NASDAQ SmallCap Market in light of the fact that our common stock had traded below the $1.00 minimum bid price requirement for longer than 30 trading days. As a result of our reverse stock split, we regained compliance with the minimum bid price requirement before that date, and are now in compliance with all of NASDAQ’s requirements for continued listing on The NASDAQ SmallCap Market. However, there can be no assurance that we will remain in compliance with NASDAQ’s criteria for continued listing or that we will remain listed on NASDAQ. The delisting of our common stock would likely reduce the liquidity of our common stock and our ability to raise capital. If our common stock is delisted from The NASDAQ SmallCap Market, it will likely be quoted on the “pink sheets” maintained by the National Quotation Bureau, Inc. or NASDAQ’s OTC Bulletin Board. These listings can make trading more difficult for stockholders.

We depend on a number of vendors for critical components in our current and future products.

            We develop laser / light-based systems that incorporate third-party components. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small, specialized vendors that are not well capitalized. A disruption in the delivery of these key components could have an adverse effect on our business.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Our new products may not be able to obtain the necessary clearances in order to sell them.

            All of our current products are laser / light-based medical devices which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be introduced into the market, we must obtain clearance from the FDA. Our products are subject to similar regulations in our major international markets. Complying with these regulations is necessary for our strategy of expanding the markets for and sales of our products into these countries. Compliance with the regulatory clearance process in any country is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all. Regulatory clearances may necessitate clinical testing, limitations on the number of sales and limitations on the type of end user, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests.

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

Our common stock could be further diluted as the result of outstanding, convertible securities, warrants and options.

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

            Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and third parties with which we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Costly and time consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology.

-15-

We could become subject to claims by third parties regarding intellectual property rights.

            In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. The medical laser / light-based industry in particular is characterized by the large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy for a period of time, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement, regardless of merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the laser / light-based industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

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

            At present, material portions of our revenues consist of royalties from licensing both our own patents and patents licensed to us on an exclusive basis by Massachusetts General Hospital. However, there can be no assurance that these royalty amounts will not decrease or that we will be able to collect all licensing royalties owed by current licensees or increase royalties by licensing additional third parties.

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

We face risks associated with revenues.

            There can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenues.

We face risks associated with liquidity and capital resources.

            There can be no assurance that we will not require additional financing to fund our operations or that such additional funding, if needed, will be available on terms acceptable to us or at all.

We may be unable to generate sufficient revenues to achieve profitability.

            We cannot assure you that our revenues will increase or that we will generate sufficient revenues to achieve or sustain profitability. While we strive to minimize the Company's business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we need to generate significantly higher revenue to achieve and maintain profitability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

(i)	Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

            SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, investments, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of September 30, 2001. All of the Company's investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ (deficit) equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(ii)	Primary Market Risk Exposures.

            The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

            The Company's significant exposure to currency exchange rate fluctuations was specifically related to its Swiss franc convertible debentures. The impact of exchange rate movements on these debentures was immaterial for the nine months ended September 30, 2001. The Company mitigated its potential exposure related to such debentures by entering into forward contracts that were designated as a cash flow hedge for the final remaining payment that was paid in June of 2001. The Company’s other exposure to currency exchange rate fluctuations has been and is expected to continue to be modest since it sells its products in United States dollars.

-18-

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

            On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. The court entered a final judgement of dismissal with prejudice on November 6, 2000. All payments required by Palomar under the settlement agreement have been made except for the delivery of 358,547 shares of Palomar Common stock, which is the balance of the shares owed under the settlement agreement. These shares will be delivered upon receipt of instruction from plaintiff’s counsel.

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

Item 2.	Changes in Securities.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.
Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

^^^3(i).1	Certificate of Designation, as filed with the Delaware Secretary of State on April 21, 1999.

^3(i).2	Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

^^^^3(ii)	Bylaws, as amended.

^4.1	Common Stock Certificate.

^^4.2.	Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company, dated as of April 20, 1999

##4.3	Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

####4.4	First Allonge and Amendment to 4.5% Subordinated Convertible Debenture

##4.5	Form of 6% Convertible Debenture due March 13, 2002.

‹4.6	Second Amended 1991 Stock Option Plan.

-19-

‹4.7	Second Amended 1993 Stock Option Plan.

‹4.8	Second Amended 1995 Stock Option Plan.

‹4.9	Second Amended 1996 Stock Option Plan.

‹4.10	Third Amended 1996 Employee Stock Purchase Plan.

*4.11	Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.

##4.12	Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.

#4.13	Form of Company Warrant to Purchase Common Stock.

10.1	Employment Agreement dated as of July, 1 2001, between the Company and Louis P. Valente.

10.2	Employment Agreement dated as of July 1, 2001, between the Company and Joseph P. Caruso.

‹10.3	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts, dated June 17, 1999.

###10.4	License Agreement between the Company and Massachusetts General Hospital, dated August 18,1995.

###10.5	First Amendment to License Agreement between the Company and Massachusetts General Hospital dated August 18, 1995.

###10.6	Second Amendment to License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

–10.7	The Company's 401(k) Plan.

**10.8	Agreement and Plan of Reorganization by and among Coherent, Inc., Medical Technologies, Acquisition, Inc., Palomar Medical Technologies, Inc., Star Medical Technologies, Inc., Robert E. Grove, James Z. Holtz and David C. Mundinger, dated as of December 7, 1998.

^	Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

^^	Previously filed as an exhibit to Form 10-K for the period ended December 31, 1998, filed on March 30, 1999 and incorporated herein by reference.

^^^	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999 and incorporated herein by reference.

^^^^	Previously filed as an exhibit to Form 8-K, filed on December 16, 1999 and incorporated herein by reference.

*	Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992, and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Definitive Proxy Statement for the period ended December 31, 1998 filed on March 12, 1999, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

-20-

##	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

###	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

-	Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

‹	Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

‹‹‹	Previously filed as an exhibit Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

-21-

SIGNATURES

             Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on November 9, 2001.

PALOMAR MEDICAL TECHNOLOGIES, INC. (Registrant)
DATE: November 9, 2001	By: /s/ Louis P. Valente —————————————— Louis P. Valente Chief Executive Officer (Principal Executive Officer)

DATE: November 9, 2001	By: /s/ Joseph P. Caruso —————————————— Joseph P. Caruso President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

-22-