Form 10-K
period 2001-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2002-03-26
CIK 881695

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001

Commission file number:  0-22340

PALOMAR MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3128178 (I.R.S. Employer Identification No.)

82 Cambridge Street, Burlington, Massachusetts 01803
(Address of principal executive offices)

(781) 993-2300
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class Not Applicable	Name of each exchange on which registered Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes                No    X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  _____

     As of February 28, 2002, 10,514,979 shares of common stock were outstanding. The aggregate market value of the voting shares (based upon the closing price reported by Nasdaq on February 28, 2002) of Palomar Medical Technologies, Inc., held by nonaffiliates was $5,675,513. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to April 30, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K

Transitional Small Business Disclosure Format:               Yes         X          No

-i-

-ii-

PART I

Item 1. Business.

(a)	Introduction

     Palomar Medical Technologies, Inc. (the “Company”) was organized in 1987 to design, manufacture and market lasers, delivery systems and related disposable products for use in medical procedures. In December 1992, the Company filed its initial public offering. Subsequently, the Company pursued an acquisition program, acquiring companies in its core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets. By the beginning of 1997, the Company had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market its EpiLaser® ruby laser hair removal laser system in March 1997, the Company was well positioned to focus on what it believed was at that time the most promising product in its core laser business. Hence, under the direction of a new Board and management team, the Company undertook a program in 1997, completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses which it believes hold the greatest promise for maximizing stockholder value. The Company’s exclusive focus is now the use of lasers and light based products in dermatology and cosmetic procedures, with an emphasis on laser / light based hair removal and research and development relating to that and other cosmetic laser / light based products. On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Coherent, Inc. to sell all of the issued and outstanding common stock of Palomar’s Star Medical Technologies, Inc. (“Star”) subsidiary. The Company completed the sale of Star to Coherent on April 27, 1999 (Coherent Medical Group was subsequently sold to ESC Medical, now known as “Lumenis, Inc.” and hereinafter “Lumenis”). Currently, the Company has two operating subsidiaries, Palomar Medical Products, Inc. (“PMP”) and Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc. and hereinafter “Esthetica”). PMP, located at the Company’s headquarters in Burlington, Massachusetts, oversees the manufacture and sale of the Company’s laser / light systems currently on the market. Esthetica is also based in Burlington, Massachusetts. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”)

(b)	Financial Information About Industry Segments

The Company conducts business in one industry segment, medical products and services.

(c)	Description of Business

(i)	Principal Products

Hair Removal/Vascular Lasers and Light Based Systems

     During 2001, Palomar received FDA clearance to market and sell the Palomar EsteLux™ light-based system. The Palomar EsteLux™ light-based system has the fastest coverage rate, a long pulsewidth and SpectruMax™ filtering. It combines the latest flashlamp technology with simple, streamlined engineering and is both effective and economical. The system features a large spot size that makes the system effective when treating large areas such as legs and backs. Users can treat more customers in less time, maximizing their return on investment. The system is smaller and lighter than current systems, which is especially desirable for mobile and/or small physician offices. The system’s simple operation opens its applications to a wider band of worldwide users. Palomar intends on introducing, complimentary handpieces, pending 510(k) approval, for the Palomar EsteLux™ light-based system.

     During 2000, Palomar received FDA clearance to market and sell the Palomar SLP1000® diode laser system. The Palomar SLP1000® is a high-powered diode laser that delivers energy over a relatively long time period using a technology called “Super Long Pulse Technology”. The SLP1000® diode laser system is the first diode laser using Super Long Pulse Technology to provide hair removal and vascular treatments to virtually all skin types. Furthermore, the Palomar SLP1000® diode laser system is the first laser system utilizing interchangeable hand pieces to provide hair removal or vascular treatments. In addition to the Palomar SLP1000® diode laser system’s broad treatment range, it is compact and easy to use. These proprietary delivery systems are essential to providing safe and effective treatment. This new generation of lasers promises to be much gentler to the skin, capable of treating a wide range of skin types, and less costly to produce than current systems on the market.

     In December 1997 and January 1998, respectively, Palomar was also the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer™ diode laser system manufactured by Star. The LightSheer™ was the first generation of high-powered diode lasers designed for hair removal. These diode lasers also incorporate patented technology licensed exclusively to Palomar. In turn, Palomar has sublicensed this patented technology to several competitors at a royalty rate of 7.5%. High-powered diode laser systems are compact, solid-state lasers that are significantly smaller than most current systems, and relatively easy to install and service.

     During 1998, Palomar introduced its second-generation ruby laser, the Palomar E2000™ hair removal laser system, a product that was superior to hair removal lasers then available in a number of respects, including speed and efficacy. The Palomar E2000™ has also received FDA clearance for hair removal.

     Using its core ruby laser technology, originally developed for tattoo removal and pigmented lesions, Palomar developed a long pulse ruby laser, the EpiLaser®, that is specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with the patented cooling handpiece, allows for safe and effective hair removal. In March 1997, Palomar was the first company to receive FDA clearance to sell and market a ruby laser (the EpiLaser® system) in the U.S. for hair removal.

     Studies using Palomar’s laser hair removal process demonstrated significant permanent reduction of hair following treatment with the EpiLaser® and the Palomar E2000™. The first treatment causes a portion of the hair (typically the hair in the growth mode) to be reduced in size, color and/or quantity (based on studies followed for up to three years) and causes significant growth delay (three to six months) of most of the rest of the hair. Since the partial re-growth tends to occur in synchrony, the follow-up treatment is often more effective than the first treatment. The EpiLaser® and the Palomar E2000™ were the first hair removal lasers on the market that were cleared by the FDA for “permanent hair reduction” labeling.

     Market surveys report that the great majority of women in the United States employ one or more techniques for temporary hair removal from various parts of the body, including waxing, depilatories, tweezing, shaving, and electrolysis. The market for laser / light based hair removal is in its early stages. Benefits of Palomar’s laser / light based hair removal process, as compared to other hair removal methods currently available, include significant long term cosmetic improvement, treatment of larger areas in each treatment session than that of other laser / light based hair removal devices, a procedure that is relatively painless and non-invasive, reduced risk of scarring and cross-contamination, and better efficacy rates.

Tattoo Removal/Pigmented Lesion Laser

     During 2001, Palomar received FDA clearance to market and sell the Palomar Q-YAG 5™ laser system for tattoo and pigmented lesion removal. The Palomar Q-YAG 5™ is a state-of-the-art, Q-switched, frequency-doubled Neodymium laser. This laser system allows users to switch between a 1064-nm single-wavelength beam and a 1064/532-nm mixed-wavelength beam. The combination of wavelengths allows users to treat a full spectrum of colors and inks, and the system’s design lowers costs and allows broader use of the instrument. The single 1064-nm wavelength is ideal for treating darker tattoo inks and dermal-pigmented lesions, such as Nevi of Ota. The mixed 1064/532-nm wavelength is better suited for brighter colors and epidermal-pigmented lesions, such as solar lentigines. In addition, the mixed wavelength permits brighter/more superficial and deeper/darker target areas to be treated simultaneously. The Palomar Q-YAG 5™ incorporates the laser into the hand piece making it smaller and lighter than current systems, which is especially desirable for mobile and/or small physician offices. These attributes reduce the cost of the system and eliminate costly optics and service problems that are common with other high power Q-Switched lasers.

     The Company sells a Q-switched ruby laser for tattoo removal and treating pigmented lesions, the RD-1200™. The RD-1200™ has been on the market for ten years. Intense competition in the medical device industry and market saturation for this type of laser have reduced RD-1200™ sales over the last five years. In addition, there are less expensive products now available for this purpose. Palomar expects sales of this product to continue in 2002 at a low volume to foreign countries where the advantages of the ruby laser for treatment of pigmented lesions is especially important.

Distribution and Service

     Palomar has changed its distribution method over the past few years to address changes in market conditions and composition of its product line. The Company has continued to hire a number of direct sales representatives to support products introduced in 2001 and additional products to be introduced in 2002. The Company further intends to tailor distribution methods to different geographic regions and may include a combination of exclusive and non-exclusive distributors, independent representatives and a direct sales force. Palomar sells and services products through distributors internationally. In the United States and in certain other countries, Palomar provides service through its own service organization.

(ii)	Products Under Development

     The Company is engaged in developing products for the dermatology and cosmetic market. Products under development include lasers and light based products in hair removal, tattoo and pigmented lesion removal, leg vein and other vascular lesion removal, acne treatment and fat reduction, skin rejuvenation and wrinkle removal. Palomar performs its own research as well as research with other partners, including Massachusetts General Hospital (“MGH”). Product development is performed by scientists and engineers at the Company’s headquarters. The Company splits its efforts between new products for existing markets such as hair, vascular and pigmented lesion and tattoo removal, and new products for markets, such as acne treatment, fat reduction and wrinkle removal.

(iii)	Production and Sources and Availability of Materials

     Palomar’s manufacturing operations are currently located in Burlington, Massachusetts. Palomar maintains control of and manufactures most key components in-house. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. The entire fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributor.

     Palomar depends and will depend upon a number of outside suppliers for components used in its manufacturing process. Palomar has also contracted with a key overseas supplier of a major component of the Super Long Pulse Technology. The component is matched with a specific delivery system developed by Palomar and is incorporated into a full system. Most of Palomar’s components and raw materials are available from a number of qualified suppliers. Ruby rods for the ruby lasers are available through only one qualified supplier. To date, the Company has not experienced, nor does it expect to experience, any significant delays in obtaining component parts or raw materials. Palomar has expanded its manufacturing capabilities to satisfy projected demand. Palomar has the approval for the CE Mark for the EpiLaser® and E2000™ laser systems, and has obtained ISO 9001, ISO 13485 and EN 46001 registration.

(iv)	Patents and Licenses

     The Company’s success and ability to compete are dependent on its ability to develop and maintain the proprietary aspects of its technology and operate without infringing on the proprietary rights of others. The Company relies on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of its technology. These legal protections afford only limited protection for its technology. The Company presently has numerous patent applications pending in the United States and in foreign countries. Furthermore, the Company cannot be certain that patents will be granted based on these or any other applications.

     The Company seeks to limit disclosure of its intellectual property by requiring employees, consultants and any third party with access to the Company’s proprietary information to execute confidentiality agreements with the Company. Due to rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments and enhancements to existing products are as important as the various legal protections of the Company’s technology to establishing and maintaining a technology leadership position.

     Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult. Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, operating results and financial condition. There can be no assurance that the Company’s means of protecting proprietary rights will be adequate or that the Company’s competitors will not independently develop similar technology. Any failure by the Company to meaningfully protect the Company’s proprietary rights could have a material adverse effect on the business, operating results and financial condition.

     Management believes that none of the Company’s current products infringe upon valid claims of patents owned by third parties. However, there have been claims and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (See Item 7A. “Risk Factors.”)

     In August 1995, the Company entered into an agreement with MGH whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at MGH’s Wellman Laboratories of Photomedicine. In July 1999, the Company amended this agreement to extend its exclusive research relationship for an additional five years. In addition to photo thermal removal or reduction of hair, the agreement has been expanded to include research and development in the fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used (hereinafter referred to, respectively, as “hair removal,” “fat removal,” “acne treatment,” and “skin rejuvenation” for simplicity).

     Palomar has licensed two United States patents (and corresponding, foreign patent applications) involving laser / light based hair removal that expire on February 1st, 2015. MGH licenses these patents exclusively to Palomar. Palomar, in turn, has the right to sublicense these patents to others. Palomar also has the right to exclusively license patents in the fields of hair removal, fat removal, and acne treatment arising out of MGH’s Palomar-funded clinical trials. As consideration for this license, the Company is obligated to pay MGH royalties on products and services covered by valid patents licensed to the Company. Palomar has sublicensed these two MGH patents to several competitors. Palomar also has rights to patents arising out of MGH’s Palomar funded, clinical trials in other fields and to patents jointly invented by Palomar and MGH.

(v)	Seasonal Influences

There is no significant seasonal influence on the Company’s sales.

(vi)	Working Capital

There are no special inventory requirements, return rights, or credit terms extended to customers that would have a material adverse effect on the Company’s working capital.

(vii)	Dependence on a Single Sales Agent

     The Company is not dependent on a Single Sales Agent. Sales pursuant to the Company’s Sales Agency, Development and License Agreement with Coherent accounted for approximately 60% of the Company’s total revenues in fiscal 1999. The Sales Agency Agreement terminated upon the closing of the sale of Star in April 1999.

(viii)	Backlog

The Company’s backlog of firm orders for its continuing operations at December 31, 2001 and December 31, 2000, was approximately $275,000 and $606,000 respectively.

(ix)	Government Contracts

Not applicable. -4-

(x)	Competition

     The markets in which the Company is engaged are subject to keen competition and rapid technological change. To Palomar’s knowledge, at least ten other companies have received market clearance from the FDA for laser hair removal and another company has received FDA clearance to market a laser-like system using filtered intense light to remove hair. The Company’s former subsidiary, Star, was sold to Coherent on April 27, 1999 then to Lumenis and competes with Palomar in the hair removal market as well. The Company expects that other hair removal devices will be developed and/or introduced in 2002, making laser hair removal a competitive application within the cosmetic laser marketplace. The Company also expects that there may be further consolidation of companies within the laser hair removal industry via acquisitions, partnering arrangements or joint ventures. The Company’s products will also compete with other hair removal products and methods. The Company competes primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service and support. To remain competitive, the Company will be required to continue to develop new products and periodically enhance its existing products. (See Item 7. “Risk Factors.”)

(xi)	Research and Development

     Palomar’s research and development goals in the field of laser / light based hair removal are to design systems that (1) permit more effective treatment and rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, Palomar aims to address dermatological and cosmetic procedure markets other than hair, including the fields of acne treatment, fat removal, skin rejuvenation and wrinkle removal.

     During fiscal 2001, 2000 and 1999, the Company incurred approximately $6,045,000, $7,851,000, $8,022,000, respectively, on research and development programs. Due to the intense competition and rapid technological changes in the laser industry, the Company believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology. (See Item 7A. “Risk Factors” and Note 4 to Financial Statements.)

(xii)	Environmental Protection Regulations

The Company believes that compliance with federal, state and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

(xiii)	Number of Employees

     As of December 31, 2001, the Company employed 89 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

(d)	Financial Information About Exports by Domestic Operations

     Aggregate export sales for the Company’s continuing operations were approximately $8.4 million for 1999, $3.9 million for 2000 and $6.0 million for 2001. (See Notes 2(i) and 3 to Consolidated Financial Statements.)

Item 2. Properties.

     The Company occupies approximately 44,000 square feet of office, manufacturing and research space in Burlington, Massachusetts under a lease expiring in August 2009. The Company believes that this facility is in good condition and is suitable and adequate for its current operations.

     In the fourth quarter of 2001, the Company announced a workforce reduction and closed its 4,000 square foot research space in Livermore, California. The lease at the Livermore facility had expired in December 2001.

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

     (See Item 7A. “Risk Factors.”)

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

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

	Fiscal Year Ended December 31, 2000
	High	Low
Quarter Ended March 31, 2000	$5.1250	$1.3750
Quarter Ended June 30, 2000	3.2188	2.0000
Quarter Ended September 30, 2000	3.3750	2.0625
Quarter Ended December 31, 2000	2.8750	1.3438

	Fiscal Year Ended December 31, 2001
	High	Low
Quarter Ended March 31, 2001	$2.0000	$1.3130
Quarter Ended June 30, 2001	2.3800	1.0000
Quarter Ended September 30, 2001	2.8100	1.5600
Quarter Ended December 31, 2001	1.8000	1.0400

     As of February 28, 2002, the Company had 1,684 holders of record of common stock. This does not include holdings in street or nominee names.

     The Company has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. The Company intends to retain substantially all earnings to finance the operations of the Company. The Company may buy back shares of its common stock on the open market from time to time.

Item 6. Selected Financial Data.

     The following table sets forth selected consolidated financial and other information on a historical basis for the Company and its subsidiaries as of and for each of the fiscal years in the five-year period ended December 31, 2001. Pursuant to Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been reclassified to reflect the dispositions of its subsidiaries that comprise the electronics segment. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data
(in thousands, except per share data)

	Year ended December 31,
	1997	1998	1999	2000	2001
Statement of Operations Data:
Total Revenues	$ 20,995	$ 44,514	$ 24,251	$ 13,176	$ 16,654
Gross Profit	939	21,463	8,741	2,647	5,302
Operating Expenses (Income)	42,867	30,897	(24,297)	13,176	12,042
Income (Loss) from Operations	(41,929)	(9,434)	33,038	(10,529)	(6,739)
Net Income (Loss) from Continuing Operations	(58,369)	(9,967)	25,501	(8,875)	(5,471)
Cumulative effect of change in accounting method	—	—	—	(712)	—
Net Loss from Discontinued Operations	(27,435)	(2,624)	(435)	—	—
Net Income (Loss)	(85,804)	(12,591)	25,066	(9,587)	(5,471)
Basic Net Income (Loss) Per Common Share:
Continuing Operations	$(12.52)	$ (1.26)	$ 2.48	$ (0.90)	$ (0.54)
Cumulative effect of change in accounting method	—	—	—	(0.07)	—
Discontinued Operations	(5.47)	(0.29)	(0.04)	—	—

Total Basic Net Income (Loss) Per Common Share	$(17.99)	$ (1.55)	$ 2.44	$ (0.97)	$ (0.54)
Basic Weighted Average Number of
Common Shares Outstanding	5,015	8,981	10,153	10,247	10,805

Diluted Net Income (Loss) Per Common Share:
Continuing Operations	$(12.52)	$ (1.26)	$ 2.39	$ (0.90)	$ (0.54)
Cumulative effect of change in accounting method	—	—	—	(0.07)	—
Discontinued Operations	(5.47)	(0.29)	(0.04)	—	—

Total Diluted Net Income (Loss) Per Common Share	$(17.99)	$ (1.55)	$ 2.35	$ (0.97)	$ (0.54)
Diluted Weighted Average Number of
Common Shares Outstanding	5,015	8,981	10,776	10,247	10,805

Balance Sheet Data:
Working Capital	$(7,269)	$(6,004)	$ 18,347	$ 8,864	$ 2,944
Total Assets	28,968	23,526	34,843	21,000	13,171
Long-term Debt	12,446	3,150	1,622	500	—
Stockholders’ Equity (Deficit)	(4,524)	(5,399)	18,510	9,365	3,896

-8-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Overview

     We are a researcher and developer of proprietary laser / light based systems for hair removal and other cosmetic treatments; as well as, the first company to obtain clearance using laser systems from the FDA for “permanent hair reduction.” Palomar’s laser / light based hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnerships including its partnership with Massachusetts General Hospital’s Wellman Laboratories, new indications are being tested to further advance the hair removal market and other cosmetic laser / light based applications including fat reduction, acne treatment and skin rejuvenation.

     On April 27, 1999, the Company sold all of the issued and outstanding common stock of Palomar’s Star Medical Technologies, Inc. (“Star”) subsidiary to Coherent, Inc. (“Coherent”) for $65 million, paid in cash and an on-going 7.5% royalty on the LightSheer product line. The purchase price was paid to the stockholders of Star in proportion to their holdings of Star capital stock. On the date of sale, Palomar owned 82.46% of Star. Palomar received net proceeds of $49,736,023. The Company believes the successful introduction and marketing of new products will become critical to the Company’s long-term success. Broad market acceptance of laser / light based hair removal and specific acceptance of the Palomar SLP1000™ diode laser system, Palomar EsteLux™ light based system and the Palomar Q-Yag 5™ Q-Switched ND: Yag laser system is critical to the Company’s success. The three systems, all of which have FDA clearance, cover a wide spectrum of cosmetic applications; the Palomar SLP1000® is the first diode laser system in the marketplace cleared for use on all skin types and has different hand pieces to be used in a variety of cosmetic applications including hair and vascular lesion removal; the Palomar EsteLux™ system is a fast, more compact and efficient light based system for hair removal and pigmented lesion removal and the Palomar Q-Yag 5™ is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products.

     During the fourth quarter of 2001, substantial cost reductions were implemented; the Company expects these cost-cutting measures to reduce payroll costs by more than 20 percent in 2002, as well as decrease expenses throughout the organization. Included in these cost reduction measures was the closing of the Company’s 4,000 square foot research space in Livermore, California. The lease had expired in December 2001. In addition, the Company plans to focus its efforts on expanding its distribution network, both domestically and internationally.

(b)	Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     Products sold are generally covered by a warranty for a period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.

(c)	Results of Operations
-9-

(i)	REVENUES AND GROSS PROFIT: Year ended December 31, 2001, Compared to the Year ended December 31, 2000

     For the year ended December 31, 2001, the Company’s revenues increased to $16.7 million, as compared to $13.2 million for the year ended December 31, 2000. This increase in the Company’s revenues of $3.5 million, or 26% from the year ended December 31, 2000, was mainly due to an increase in product sales of SLP1000® of $1.6 million, the newly introduced EsteLux™ pulsed light hair removal system of $1.4 million, shipments associated with the Q-Yag 5™ of $1.1 million, offset by a decrease in service revenue of $200,000 a decrease in product sales associated with the RD1200™ of $1.0 million and a decrease in shipments associated with the E2000™ of $500,000. Additionally, royalty revenues received by the Company increased by $1.1 million. Included in this increase was a back-owed payment of $1.2 million paid by one of the Company’s licensees, resulting from a royalty audit performed through the period ending December 31, 1999.

     Gross profit for the year ended December 31, 2001 was $5.3 million, 32% of revenues, as compared $2.6 million, or 20% of revenues for the year ended December 31, 2000. The increase in gross profit and gross profit percentage was mainly due to an increase in product sales of the SLP1000, the newly introduced EsteLux, shipments associated with the Q-Yag 5 as well as the increased royalty payments received during the twelve-month period.

(ii)	OPERATING AND OTHER EXPENSES: Year ended December 31, 2001, Compared to Year ended December 31, 2000

     Research and development costs decreased to $6.0 million for the year ended December 30, 2001, from $7.9 million for the year ended December 31, 2000. Research and development expenses as a percentage of revenue totaled 36% for the year ended December 31, 2001 and 60% for the year ended December 31, 2000. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers and light-based systems, while continuing dermatology research utilizing the Company’s platforms. The research and development goals in the fields of laser and light-based hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

     Sales and marketing expenses increased to $3.5 million (21% of revenues) for the year ended December 31, 2001, from $3.2 million (24% of revenues) for the year ended December 31, 2000. The increase in selling and marketing expenses is directly associated with the increased shipments of the SLP1000 and launch of the EsteLux and Q-Yag 5 products.

     General and administrative expenses decreased to $2.5 million (15% of revenues) for the year ended December 31, 2001, as compared to $3.9 million (29% of revenues) for the year ended December 31, 2000. This decrease of $1.4 million or 36% for the year ended December 31, 2001 is attributable to the reduction in legal expenses of $123,000, the reduction in the legal accrual of $250,000, the reduction in the incentive compensation accrual of $513,000, the reduction of Directors and Officers’ insurance expense of approximately $200,000 and other cost cutting measures taken by management.

     During the year ended December 31, 2000, the Company made a determination that goodwill and equipment related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of goodwill and $224,000 of equipment.

     Gain from the sale of a subsidiary, Star, was $2.4 million, net of certain commitments and contingencies related to the sale, in the year ended December 31, 2000 as the one-year escrow period had lapsed.

     Interest expense decreased to $98,000 for year ended December 31, 2001, from $155,000 for the year ended December 31, 2000.

     Interest income decreased to $759,000 for the year ended December 31, 2001 as compared to $1.2 million for the year ended December 31, 2000. This decrease in interest income is attributable to the reduction in cash available for investment.

     Other income, net decreased to $186,000 for the year ended December 31, 2001, as compared to $380,000 for the year ended December 31, 2000.

     The Company recognized an income tax benefit of $422,000 for the year ended December 31, 2001 as compared to $226,000 for the year ended December 31, 2000.

     During the year ended December 31, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition. As a result of adopting SAB 101, the Company now records royalty income when cash is received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment, totaling $712,000, in the year ended December 31, 2000 statement of operations, effective January 1, 2000.

(iii)	REVENUES AND GROSS PROFIT: Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     For the year ended December 31, 2000, the Company’s revenues decreased to $13.2 million as compared to $24.3 million for the year ended December 31, 1999. The decrease in the Company’s revenues of $11.1 million, or 46% from the year ended December 31, 1999, was mainly due to the reduction of $14.5 million in sales volume associated with the elimination of LightSheer™ sales in connection with the sale of Star to Coherent on April 27, 1999, as discussed above. There was an additional decrease of $1.7 million due to declining sales of the Palomar E2000TM, offset by an increase of $3.7 million from the Palomar SLP 1000TM introduced in June of 2000. Royalties received by the Company increased by $1.4 million.

     Gross profit for the year ended December 31, 2000 was $2.6 million (20% of revenues) compared to $8.7 million (36% of revenues) for the year ended December 31, 1999. The decrease in gross profit and gross profit percentage was due to the fact that the Company sold Star and its LightSheer™ laser system to Coherent on April 27, 1999, as discussed above.

(iv)	OPERATING AND OTHER EXPENSES: Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Research and development costs decreased slightly to $7.9 million for the year ended December 31, 2000 from $8.0 million for the year ended December 31, 1999. Research and development expenses as a percentage of revenues totaled 60% for the year ended December 31, 2000 and 33% for the year ended December 31, 1999. The continued spending on research and development reflects the Company’s commitment to research and development of devices and delivery systems for cosmetic and medical applications using a variety of lasers, while continuing dermatology research utilizing the Company’s ruby and diode lasers. Palomar’s research and development goals in the field of laser hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Management believes that research and development expenditures will remain constant over the next year as the Company continues product development and clinical trials for additional applications for its lasers and delivery systems in the cosmetic and dermatological markets. The Company entered into an amendment to its existing Clinical Trial Agreement with Massachusetts General Hospital, pursuant to which it will fund a minimum of $475,000 per year for research until August 18, 2004. The funding will be in the fields of photo thermal removal or reduction of hair, non-invasive electromagnetic targeting of subcutaneous fat, treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used and other fields agreed to by the Company and Massachusetts General Hospital. In return, the Company will obtain exclusive license rights to patents arising from Palomar funded research in these fields (referred to, respectively, as “hair removal,” “fat removal,” and “acne treatment,” for simplicity).

     Sales and marketing expenses decreased to $3.2 million (24% of revenues) for the year ended December 31, 2000 from $6.6 million (27% of revenues) for the year ended December 31, 1999. The decrease in sales and marketing expenses as a percentage of revenues is a result of the Company’s sale of Star to Coherent, which accounted for significant commission expense. New distribution channels include direct sales by the Company and other distribution channels, and the associated sales and marketing expenses for the SLP 1000™ are less than the commission earned by Coherent, the Company’s previous distributor. The Company will continue to expand its own direct sales force to complement these sales channels. The Company anticipates that, in comparison to the commission previously paid to Coherent as a percentage of revenues, its future sales and marketing costs as a percentage of revenues will decrease.

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

     Gain from the sale of a subsidiary was $47.1 million for the year ended December 31, 1999 due to the Company completing the sale of Star on April 27, 1999. The Company recognized a deferred gain of $2.4 million, net of certain commitments and contingencies related to the sale for the year ended December 31, 2000 as the one-year escrow period had lapsed in connection with the sale of Star.

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

     The Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. As a result of adopting SAB 101, the Company now records royalty income when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment, totaling $712,000, in the year ended December 31, 2000.

     The loss from discontinued operations of $435,000 for the year ended December 31, 1999 was due to a settlement related to the operations of a former subsidiary.

(d)	Liquidity and Capital Resources

     As of December 31, 2001, the Company had $5.8 million in cash and cash equivalents. The successful sales and marketing of new products and an on-going royalty stream will be critical to future liquidity.

     The Company’s operating activities used cash of $9.2 million and $11.8 million for the years ended December 31, 2001 and 2000, respectively. Net cash provided during the year ended December 31, 2001 consisted primarily of a net loss from operations, offset by depreciation and amortization, an increase in accounts receivable, an increase in inventories, a decrease in other current assets, a decrease in accounts payable, accrued liabilities and accrued income taxes and an increase in deferred revenue. Net cash used for operating activities during the year ended December 31, 2000 consisted primarily of a net loss from operations, offset by depreciation and amortization, an increase in gain from subsidiary, goodwill, asset and inventory write-offs, warrants issued for investment banking services, a decrease in accounts receivable, an increase in inventories, a decrease in receivable from sale of subsidiary, a decrease in other current assets, an increase in accounts payable and accrued liabilities, a decrease in accrued income taxes, deferred gain from subsidiary and deferred revenue.

     Investing activities provided cash of $5.6 million and $19.7 million during the year ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the principal uses were purchases of available-for-sale investments, increases in other assets and purchases of property and equipment, offset by proceeds from the sale of available-for-sale investments. During the year ended December 31, 2000, the principal uses were purchases of available-for-sale investments, purchases of property and equipment, offset by proceeds from the sale of available-for-sale investments, proceeds from the sale of subsidiary and a decrease in other assets.

     Financing activities used cash of $118,000 and $1.1 million during the year ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the principal uses of cash used in financing activities consisted of proceeds from the exercise of warrants, stock options and employee stock purchase plan, proceeds from the issuance of notes payable to related party, offset by costs incurred to issuance of common stock and payments on Swiss Franc convertible debentures. During the year ended December 31, 2000, the principal uses of cash used in financing activities consisted of proceeds from the exercise of warrants, stock options and employee stock purchase plan, offset by costs incurred to issuance of common stock and payments on Swiss Franc convertible debentures.

     The Company anticipates that capital expenditures for 2002 will total $200,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing.

(e)	Recently Issued Accounting Standards

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(i)	Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of December 31, 2001 due to their short-term nature. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ (deficit) equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(ii)	Primary Market Risk Exposures.

     The Company’s primary market risk exposures are in the areas of interest rate risk. The Company’s investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

Statement under the Private Securities Litigation Reform Act

     In addition to the other information in this Form 10-K, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-K that are not historical facts and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC. Our actual results could differ materially from those suggested in such forward-looking statements due to the risk factors identified below and other factors including, without limitation, risks concerning the timing of new product introductions, financing of future operations, the Company’s research partnership with MGH, manufacturing risks, variations in our quarterly results, enforcement of intellectual property rights by us and our competitors, the occurrence of unanticipated events and circumstances, ability to maintain the NASDAQ minimum continued listing requirements and general economic conditions, including stock market volatility. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

-15-

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

     We have a history of losses. As a result, the report of our independent public accountants in connection with our Consolidated Balance Sheets as of December 31, 2000 and 2001, and the related Consolidated Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the three years ended December 31, 2001 includes an explanatory paragraph stating that our recurring losses, and cash flow from operations raises substantial doubts about our ability to continue as a going concern. We may have to secure additional financing to complete our research and development activities, commercialize our current and proposed cosmetic laser / light-based products, and fund ongoing operations. However, there can be no assurance that such financing will be obtained. We may also determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of operations or expansion. Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness.

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

     All of our current products are laser / light-based medical devices which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be introduced into the market, we must obtain clearance from the FDA. Our products may also be subject to state regulations, which are, in many instances, in a state of flux. Changes in state regulations may enhance or impede sales. Our products are subject to similar regulations in our major international markets. Complying with these regulations is necessary for our strategy of expanding the markets for and sales of our products into these countries. Compliance with the regulatory clearance process in any country is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all. Regulatory clearances may necessitate clinical testing, limitations on the number of sales and limitations on the type of end user, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests.

We are dependent on third-party researchers.

     We are substantially dependent upon third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf. We are also substantially dependent upon 3rd party researchers to grant us licensing terms, which may or may not be favorable for products and technology, which they may develop. At present, our principal research partner is the Wellman Laboratories of Photomedicine at Massachusetts General Hospital. We provide research funding, laser technology and optics know-how in return for licensing rights with respect to specific medical applications and patents. Our success will be highly dependent upon the results of this research. We cannot be sure that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

Our common stock could be further diluted as the result of outstanding, convertible securities, warrants and options.

     In the past, we have issued convertible securities, such as debentures, preferred stock and warrants, in order to raise money. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. These outstanding convertible securities, options and warrants could dilute our stockholders, and could adversely affect the market price of our common stock.

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

     At present, material portions of our revenues consist of royalties from licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital. However, there can be no assurance that these royalty amounts will not decrease or that we will be able to collect all licensing royalties owed by current licensees or increase royalties by licensing additional third parties.

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

     Our products are and will continue to be designed with numerous safety features, but it is possible that patients could be adversely affected by use of one of our products. Further, in the event that any of our products prove to be defective, we may be required to recall and redesign such products. Although we have not experienced any material losses due to product liability claims to date, there can be no assurance that we will not experience such losses in the future. We maintain general liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate and maintain umbrella coverage in the aggregate amount of $25 million; however, there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred. In the event we are found liable for damages in excess of the limits of our insurance coverage or if any claim or product recall results in significant adverse publicity against us, our business, financial condition and results of operations could be materially and adversely affected. In addition, although our products have been and will continue to be designed to operate in a safe manner, and although we attempt to educate customers with respect to the proper use of our products, misuse of our products by personnel over whom we cannot exert control may result in the filing of product liability claims or significant adverse publicity against us.

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

     There can be no assurance that our revenues will increase or that we will generate sufficient revenues to achieve or sustain profitability. While we strive to minimize the Company’s business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative and other expenses. As a result, we need to generate significantly higher revenue to achieve and maintain profitability.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

     Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to Palomar, our employees, facilities, partners, suppliers, distributors, resellers, or customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted.

Item 8. Financial Statements.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants	22

Consolidated Balance Sheets as of December 31, 2000 and 2001	23

Consolidated Statements of Operations for the Years Ended December 31, 1999,
2000 and 2001	24

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 1999,
2000 and 2001	25

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
2000 and 2001	26

Notes to Consolidated Financial Statements	27

-21-

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Palomar Medical Technologies, Inc:

     We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As explained in Note 2(h) to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition for royalties through the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 29, 2002

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2000	December 31, 2001
ASSETS

Current Assets:
Cash and cash equivalents	$ 9,535,694	$ 5,825,270
Available-for-sale investments, at market value	5,868,213	—
Accounts receivable, net of allowance for doubtful accounts of
approximately $306,000 and $397,000 in 2000 and 2001, respectively	1,613,150	2,250,278
Inventories	2,411,526	3,706,828
Other current assets	569,898	436,752

Total current assets	19,998,481	12,219,128

Property and Equipment, Net	879,156	649,691

Other Assets	122,024	302,024

	$ 20,999,661	$ 13,170,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$ 951,842	$ 500,000
Note payable to related party	—	1,000,000
Accounts payable	2,139,150	1,846,155
Accrued liabilities	5,934,232	4,173,989
Accrued income taxes	1,822,146	1,400,146
Deferred revenue	286,907	354,684

Total current liabilities	11,134,277	9,274,974

Long-Term Debt, Net of Current Portion	500,000	—

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued and outstanding -
6,000 shares at December 31, 2000 and 2001
(Liquidation preference of $7,785,450 and $8,177,717 as of
December 31, 2000 and 2001, respectively)	60	60
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,074,393 shares
at December 31, 2000 and 2001, respectively	110,744	110,744
Additional paid-in capital	163,561,833	163,252,616
Accumulated deficit	(151,505,342)	(157,368,178)
Unrealized loss on available-for-sale investments	(2,836)	—
Less: Treasury stock - 763,835 and 573,031 shares at cost
at December 31, 2000 and 2001, respectively	(2,799,075)	(2,099,373)

Total stockholders’ equity	9,365,384	3,895,869

	$ 20,999,661	$ 13,170,843

The accompanying notes are an integral part of these consolidated financial statements. -23-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1999	2000	2001
Product revenues	$ 21,279,168	$ 8,781,141	$ 11,157,770
Royalty revenues	2,972,279	4,394,462	5,496,034

Total Revenues	24,251,447	13,175,603	16,653,804

Cost of product revenues	14,321,615	8,770,931	9,153,090
Cost of royalty revenues	1,188,912	1,757,785	2,198,413

Total Cost of Revenues	15,510,527	10,528,716	11,351,503

Gross profit	8,740,920	2,646,887	5,302,301

Operating Expenses (Income)
Research and development	8,022,294	7,850,599	6,045,343
Sales and marketing	6,586,959	3,153,614	3,504,176
General and administrative	5,059,884	3,865,852	2,491,961
Goodwill and asset write-off (Note 2)	—	745,804	—
Costs incurred for proxy contest	624,627	—	—
Settlement and litigation costs	2,500,000	—	—
Gain from sale of subsidiary (Note 1)	(47,090,877)	(2,439,556)	—

Total operating (income) expenses	(24,297,113)	13,176,313	12,041,480

Income (loss) from operations	33,038,033	(10,529,426)	(6,739,179)

Interest Expense	(597,352)	(155,323)	(98,114)

Interest Income	1,316,158	1,203,496	758,938

Swiss Franc Redemption (Note 9)	(6,167,369)	—	—

Other Income, Net	411,420	380,373	185,786

Income (Loss) from Continuing Operations
Before Provision (Benefit) from Income Taxes	28,000,890	(9,100,880)	(5,892,569)

Provision (Benefit) for Income Taxes	2,500,000	(226,305)	(422,000)

Net Income (Loss) from Continuing Operations	25,500,890	(8,874,575)	(5,470,569)

Cumulative Effect of Change in Accounting Method (Note 2)	—	(712,359)	—

Loss from Discontinued Operations (Note 11)	(435,000)	—	—

Net Income (Loss)	$ 25,065,890	$(9,586,934)	$(5,470,569)

Basic Net Income (Loss) Per Share:
Continuing operations	$ 2.48	$ (0.90)	$ (0.54)
Cumulative effect of change in accounting method	—	(0.07)	—
Discontinued operations	(0.04)	—	—

Total Basic Net Income (Loss) Per Share	$ 2.44	$ (0.97)	$ (0.54)

Basic Weighted Average Number of Shares Outstanding	10,152,763	10,246,559	10,805,143

Diluted Net Income (Loss) Per Share:
Continuing operations	$ 2.39	$ (0.90)	$ (0.54)
Cumulative effect of change in accounting method	—	(0.07)	—
Discontinued operations	(0.04)	—	—

Total Diluted Net Income (Loss) Per Share	$ 2.35	$ (0.97)	$ (0.54)

Diluted Weighted Average Number of Shares Outstanding	10,775,672	10,246,559	10,805,143

The accompanying notes are an integral part of these consolidated financial statements. -24-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other	Total
	Number of Shares	$ 0.01 Par Value	Number of Shares	$ 0.01 Par Value	Number of Shares	Cost	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)

Balance, December 31, 1998	6,993	$ 69	10,074,864	$100,747	(49,285)	$(1,638,859)	$ 162,402,424	$(166,263,346)	$ —	$(5,398,965)

Net income	—	—	—	—	—	—	—	25,065,890	—	25,065,890	$ 25,065,890
Issuance of stock for Employee Stock Purchase Plan	—	—	10,118	103	4,081	15,344	30,824	—	—	46,271
Issuance of common stock for 1998 employer 401(k matching contribution	—	—	32,561	326	—	—	206,333	—	—	206,659
Conversion of preferred stock	(340)	(3)	74,905	749	—	—	62,665	—	—	63,411
Conversion of convertible debentures	—	—	377,760	3,778	—	—	1,802,296	—	—	1,806,074
Redemption of preferred stock	(653)	(6)	—	—	—	—	(781,381)	—	—	(781,387)
Redemption of common stock related to Swiss Franc convertible debentures	—	—	—	—	(130,576)	(575,348)	—	—	—	(575,348)
Purchase of stock for treasury	—	—	—	—	(362,550)	(1,471,893)	—	—	—	(1,471,893)
Issuance of escrow shares to treasury	—	—	464,285	4,642	(464,285)	(4,642)	—	—	—	—
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(382,948)	—	—	(382,948)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	(67,943)	(67,943)	(67,943)

Comprehensive Income											$ 24,997,947

Preferred stock dividends	—	—	—	—	—	—	352,584	(352,584)	—	—

Balance, December 31, 1999	6,000	60	11,034,493	110,345	(1,002,615)	(3,675,398)	163,692,797	(141,550,040)	(67,943)	18,509,821

Net loss	—	—	—	—	—	—	—	(9,586,934)	—	(9,586,934)	$(9,586,934)
Issuance of stock for Employee Stock Purchase Plan	—	—	—	—	30,937	113,538	(60,149)	—	—	53,389
Issuance of stock for 1999 employer 401(k) matching contribution	—	—	—	—	99,843	366,424	(247,860)	—	—	118,564
Exercise of stock options	—	—	39,900	399	19,000	69,730	118,615	—	—	188,744
Fair value of warrants issued for investment banking services	—	—	—	—	—	—	106,000	—	—	106,000
Costs incurred from issuance of treasury stock for settlement	—	—	—	—	89,000	326,631	(128,161)	—	—	198,470
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(287,777)	—	—	(287,777)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	65,107	65,107	65,107

Comprehensive Income											$(9,521,827)

Preferred stock dividends	—	—	—	—	—	—	368,368	(368,368)	—	—

Balance, December 31, 2000	6,000	60	11,074,393	110,744	(763,835)	(2,799,075)	163,561,833	(151,505,342)	(2,836)	9,365,384

Net loss	—	—	—	—	—	—	—	(5,470,569)	—	(5,470,569)	$(5,470,569)
Issuance of stock for Employee Stock Purchase Plan	—	—	—	—	70,856	259,493	(173,727)	—	—	85,766
Issuance of stock for 2000 employer 401(k) matching contribution	—	—	—	—	119,948	440,209	(275,882)	—	—	164,327
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(251,875)	—	—	(251,875)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2,836	2,836	2,836

Comprehensive Income											$(5,467,733)

Preferred stock dividends	—	—	—	—	—	—	392,267	(392,267)	—	—

Balance, December 31, 2001	6,000	$ 60	11,074,393	$110,744	(573,031)	$(2,099,373)	$ 163,252,616	$(157,368,178)	$ —	$ 3,895,869

The accompanying notes are an integral part of these consolidated financial statements. -25-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001
Cash Flows from Operating Activities:
Net income (loss)	$ 25,065,890	$(9,586,934)	$(5,470,569)
Less: Net loss from discontinued operations	(435,000)	—	—

Net income (loss) from continuing operations	25,500,890	(9,586,934)	(5,470,569)

Adjustments to reconcile net income (loss) to net cash used
in operating activities-
Depreciation and amortization	1,191,810	500,485	331,171
Gain from sale of subsidiary	(47,090,877)	(2,439,556)	—
Goodwill and asset write-off	—	745,804	—
Inventory write-off	—	597,000	—
Unrealized foreign currency exchange loss on foreign debt	(130,943)	—	—
Redemption of common stock held by Swiss Franc debenture holders	6,167,369	—	—
Fair value of warrants issued for investment banking services	—	106,000	—
Changes in assets and liabilities
Accounts receivable	2,843,509	266,462	(637,128)
Inventories	1,010,751	(1,108,935)	(1,295,302)
Receivable from sale of subsidiary	(3,330,976)	3,330,976	—
Other current assets	3,644,471	159,403	133,146
Accounts payable	(4,041,465)	1,479,870	(292,995)
Accrued liabilities	(4,475,739)	(1,402,532)	(1,595,916)
Accrued income taxes	2,500,000	(647,398)	(422,000)
Deferred gain from sale of subsidiary	3,139,556	(3,139,556)	—
Deferred revenue	(1,095,154)	(631,735)	67,777

Net cash used in operating activities	(14,166,798)	(11,770,646)	(9,181,816)

Cash Flows from Investing Activities:
Purchases of property and equipment	(398,037)	(502,986)	(101,706)
Purchases of available-for-sale investments	(22,786,767)	(8,871,049)	(3,894,356)
Proceeds from sale of available-for-sale investments	—	25,573,939	9,765,405
Proceeds from the sale of subsidiary, net of cash on hand $288,000	49,448,023	3,411,911	—
Proceeds from the sale of building	424,676	—	—
Decrease (increase) in other assets	2,884	40,443	(180,000)

Net cash provided by investing activities	26,690,779	19,652,258	5,589,343

Cash Flows from Financing Activities:
Proceeds from notes payable and advances from distributor	750,000	—	—
Proceeds from the exercise of warrants, stock options
and Employee Stock Purchase Plan	46,271	242,133	85,766
Costs incurred related to issuance of common stock	(382,948)	(287,777)	(251,875)
Proceeds on line of credit	500,000	—	—
Payments on line of credit	(1,500,000)	—	—
Purchase of treasury stock	(1,471,893)	—	—
Payment on note payable	(2,290,041)	—	—
Proceeds from the issuance of notes payable to related party	—	—	1,000,000
Redemption of preferred stock	(781,387)	—	—
Payments on Swiss Franc convertible debentures	(4,441,064)	(1,012,740)	(951,842)

Net cash used in financing activities	(9,571,062)	(1,058,384)	(117,951)

Net increase (decrease) in cash and cash equivalents	2,952,919	6,823,228	(3,710,424)
Net cash used in discontinued operations	(2,115,171)	—	—
Cash and cash equivalents, beginning of the period	1,874,718	2,712,466	9,535,694

Cash and cash equivalents, end of the period	$ 2,712,466	$ 9,535,694	$ 5,825,270

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ 389,637	$ 175,344	$ 62,642

Supplemental Disclosure of Noncash Financing and Investing Activities:
Conversion of convertible debentures and related accrued
interest , net of financing fees	$ 1,806,074	$ —	$ —

Conversion of preferred stock	$ 63,411	$ —	$ —

Issuance of stock for 1998, 1999 and 2000 employer 401 (k)
matching contribution	$ 206,659	$ 118,564	$ 164,327

Unrealized (gain) loss on available-for-sale investments	$ 67,943	$ (65,107)	$ (2,836)

Accrued dividends and interest on preferred stock	$ 352,584	$ 368,368	$ 392,267

Costs incurred from the issuance of treasury stock for settlement	$ —	$ 198,470	$ —

The accompanying notes are an integral part of these consolidated financial statements. -26-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Operations

     Palomar Medical Technologies, Inc. and subsidiaries (“Palomar” or “the Company”) are engaged in the commercial sale and development of cosmetic and medical laser / light-based systems and services. The Company’s medical laser products are in various stages of development; accordingly, the success of future operations is subject to a number of risks similar to companies in similar stages of development. Principal among these risks are the need for successful development and marketing of the Company’s products, the need for regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need for successful funding of future operations, and dependence on key individuals.

     On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Coherent / Lumenis (“Coherent”) to sell all of the issued and outstanding common stock of Star, Palomar’s majority-owned subsidiary, to Coherent. When all of the outstanding options under Star’s Stock Option Plan were exercised, the Company owned 82.46% of Star’s common stock and the employees of Star, collectively, owned 17.54%. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999. On April 27, 1999, the Company completed the sale of Star to Coherent and received net proceeds of $49,736,023. Additionally, $3,254,907 was held in escrow until April 27, 2000 as security for any claims that Coherent may have had under the Agreement. During 2000, in connection with the lapse of the escrow period, the Company recognized a deferred gain of $2,439,556, net of certain commitments and contingencies related to the sale.

     The gain on the sale of Star for 1999 is calculated as follows:

Cash Received, Net of $965,000 of Bonuses Paid to Star Employees	$48,771,023
Plus: Net Liabilities Divested	1,165,482

Gain on Sale Before Expenses	49,936,505
Less: Expenses	2,845,628

Net Gain on Sale of Subsidiary	$47,090,877

     Under the terms of the Agreement, the Company will receive an ongoing royalty of 7.5% from Coherent on the sale of any products by Coherent that incorporate certain patented technology or use certain patented methods currently licensed by the Company on an exclusive basis from Massachusetts General Hospital (“MGH”). Portions of these royalty proceeds are remitted to MGH. For the years ended December 31, 1999, 2000, the Company recognized royalty revenue from Coherent of $1,837,250, $3,836,875, respectively, and for the year ended December 31, 2001, the Company recognized royalty revenue from Coherent of $3,398,253 (of which $1,221,859 was from back owed royalties) and $1,533,315 from ESC Medical who acquired Coherent Medical Group and formed Lumenis, Inc. The Company recognized a cost of royalty to MGH of $734,900, $1,534,750 and $1,972,627, respectively. The Company will receive an on-going royalty rate of 7.5% from Lumenis for the sale of the LightSheer™.

     The Company has incurred significant losses since inception. The Company continues to seek additional financing from issuances of common stock and / or other potential sources in order to fund its operations over the next twelve months. The Company has financed current operations primarily through the private sale of debt and equity securities of the Company. Net cash used in financing activities totaled $9.6 million, $1.1 million and $118,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash used in operating activities totaled $14.2 million, $11.8 million and $9.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company believes that it will require additional financing during the next twelve-month period to continue to fund operations and growth. This additional financing could be in the form of sales of securities to private investors, which are generally sold at a discount to the publicly quoted market price for similar securities. It has been the Company’s experience that private investors require that the Company make its best effort to register these securities for re-sale to the public at some future time.

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

	December 31, 2000	December 31, 2001
Market Value	$ 5,868,213	$ —

Cost Basis	$ 5,871,049	$ —

Gross Unrealized Loss	$ (2,836)	$ —

     Available-for-sale investments in the accompanying balance sheet at December 31, 2000 include debt securities of $5,868,213. Actual maturities may differ from contractual maturities as a result of the Company’s intent to sell these securities prior to maturity and as a result of call features of the securities that enable either the Company, the issuer, or both to redeem these securities at an earlier date. Unrealized holding gains totaling $65,107 and $2,836 on such debt securities were recorded in stockholders’ equity during the twelve months ended December 31, 2000 and 2001, respectively.

(d)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 2000 and 2001, inventories consist of the following:

	December 31,
	2000	2001
Raw materials	$1,331,839	$1,489,330
Work-in-process	643,161	292,404
Finished goods	436,526	1,925,094

	$2,411,526	$3,706,828

-28-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e)	Depreciation and Amortization

     The Company provides for depreciation and amortization on property and equipment using the straight-line method by charging to operations amounts that allocate the cost of assets over their estimated useful lives.

     At December 31, 2000 and 2001, property and equipment consist of the following:

	December 31,		Estimated
	2000	2001	Useful Life
Machinery and equipment	$ 969,118	$ 984,883	3-8 years
Furniture and fixtures	1,266,992	1,352,932	5 years
Leasehold improvements	251,106	251,106	Term of Lease

	2,487,216	2,588,921
Less: Accumulated depreciation
and amortization	1,608,060	1,939,230

	$ 879,156	$ 649,691

     During 2000, the Company determined that the carrying value of certain equipment related to past generation products being phased out had been impaired and, accordingly, wrote-off $223,715 of such equipment.

(f)	Cost in Excess of Net Assets Acquired

     The costs in excess of net assets for acquired businesses were being amortized on a straight-line basis over five to seven years. Amortization expense for the years ended December 31, 1999, 2000 and 2001 amounted to approximately $252,000, $0 and $0 respectively, and is included in general and administrative expenses in the consolidated statements of operations.

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

     The Company incurred financing costs related to several issuances of convertible debentures. Deferred financing costs are amortized by a charge to interest expense over the period that the debt is outstanding. Any remaining unamortized deferred financing costs are charged to additional paid-in-capital upon conversion (see Note 10(a)).

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

     During the quarter ended June 30, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. As a result of adopting SAB No. 101, the Company now recognizes royalty revenues when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income, effective January 1, 2000. The impact of adopting SAB No. 101 for the twelve months ended December 31, 2000 was to increase net income before the cumulative effect of change in accounting method by approximately $140,000 ($0.01 per share).

     If SAB 101 had been adopted effective January 1, 1999, the Company would have reported the following pro forma results:

Twelve Months Ended December 31, 1999
(Pro forma)
Revenues	$23,116,418
Income from continuing operations	$24,788,531
Net income	$24,353,531
Net income per share - basic	$2.37
Net income per share - diluted	$2.28

(i)	Significant Sales Agent

     For the year ended December 31, 1999, Coherent acted as the sales agent for products sold to the Company’s customers that represented 60% of product revenues. At December 31, 1999, Coherent accounted for 60% of accounts receivable. Coherent was the Company’s exclusive worldwide distributor of laser systems until the sale of Star in April 1999. International sales (including sales for which Coherent was the sales agent) for the year ended December 31, 1999 were approximately 35% of total revenues.

(j)	Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

(k)	Net Income (Loss) per Common Share

     Basic net income (loss) per share is determined by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss), adjusted for preferred stock dividends, by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method and the assumed conversion of all convertible debt obligations and convertible preferred stock. The reconciliation of basic and diluted weighted average shares outstanding is as follows:

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	1999	2000	2001
Basic weighted average common
shares outstanding	10,152,763	10,246,559	10,805,143
Potential common shares pursuant to:
Stock options and warrants	69,219	—	—
Convertible preferred stock	402,006	—	—
Convertible debentures	151,684	—	—

Diluted weighted average common
Shares outstanding	10,775,672	10,246,559	10,805,143

The Company’s basic adjusted net income (loss) per share from continuing operations for the years ended 1999, 2000 and 2001 is as follows:

	Years Ended December 31,
	1999	2000	2001
Net income (loss) from
continuing operations	$ 25,500,890	$(8,874,575)	$(5,470,569)
Preferred stock dividends	(352,584)	(368,368)	(392,267)

Adjusted net income (loss) from
continuing operations	$ 25,148,306	$(9,242,943)	$(5,862,836)

     For the years ended 1999, 2000 and 2001, potential common shares, respectively, related to 3,687,262, 4,796,329 and 5,879,711 of outstanding stock options, stock warrants and convertible debt and equity securities, were not included in diluted weighted average shares outstanding as they were antidilutive.

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

(m)	Disclosures About Fair Value of Financial Instruments

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 2000 and 2001, financial instruments consisted principally of cash, cash equivalents, available-for-sale investments, accounts receivable, accounts payable and long-term debt. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2000 and 2001. Fair values have been determined through information obtained from market sources and management estimates.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(n)	Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

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

     The following table represents percentage of product revenue by geographic destination for 1999, 2000 and 2001:

	Years Ended December 31,
	1999	2000	2001
United States	57%	55%	46%
Japan	17	31	26
Europe	19	1	6
Asia/Pacific	4	5	3
Canada	1	4	8
Latin America	2	2	1
Australia	—	2	10

Total	100%	100%	100%

(4) Research and Development

     In August 1995, the Company entered into an agreement with MGH whereby MGH agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at MGH’s Wellman Laboratories of Photomedicine. Effective February 14, 1997, the Company amended the 1995 agreement with MGH. Under the terms of this amendment, the Company agreed to provide MGH with a grant of approximately $204,000 to perform research and evaluation in the field of hair removal. In July 1999, the Company further amended this agreement to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions in the relevant fields. Under the terms of this agreement, the Company will pay MGH $475,000 on an annual basis for clinical research through August 2004.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5) Income Taxes

     The Company provides for income taxes under the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At December 31, 2001, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carryforwards of approximately $110.0 million to be used to offset future taxable income. This net operating loss carryforward will expire through 2021. The Internal Revenue Code contains provisions that limit the net operating loss carryforwards due to changes in ownership, as defined by the Internal Revenue Code. During 1999, the Company completed an analysis of its availability to utilize its net operating loss carryforwards in connection with the sale of Star to Coherent (See Note 1). The Company estimates that it has net operating losses of approximately $51.0 million that are not subject to limitation under the Internal Revenue Code after the sale of Star. The Company has a net deferred tax asset of approximately $44.0 million, comprised mainly of the net operating tax carryforwards discussed above, and the tax effect of certain expenses and reserves not currently deductible. However, the Company has placed a full valuation allowance against the deferred tax asset, due to uncertainty relating to the Company’s ability to realize the asset.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	December 31,
	1999	2000	2001
Income tax provision (benefit) at federal statutory rate	34.0%	(34.0%)	(34.0%)
Decrease in tax resulting from-
Net operating loss utilization	(25.1)	—	—
Other	—	(2.5)	(7.2)
Increase in valuation allowance	—	34.0	34.0

Provision (benefit) for income taxes	8.9%	(2.5%)	(7.2%)

(6) 401(k) Plan

     The Company has a 401(k) Plan, which covers substantially all employees who have attained the age of 18 and are employed for at least two hundred and fifty hours during a three month period. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, subject to restrictions defined by the Internal Revenue Service. At the Company’s discretion, the Company may make a matching contribution in cash or the Company’s common stock up to 50% of all employee contributions in each plan year. The Company contributions vest over a three-year period from date of hire.

     During 1999, 2000 and 2001, the Company matched in Company stock 50% of all employee contributions by issuing 32,561 shares of common stock, 99,843 and 119,948 shares of treasury stock, respectively, to the 401(k) Plan in satisfaction of its employer match for the 1998 and 1999 employee contributions. For the year ended December 31, 2001, the Company has accrued $178,000 for the 2001 match. The number of shares of common stock reserved for issuance under the 401(k) Plan is 1,000,000 shares. As of December 31, 2001, 684,049 shares of common stock remained available for issuance thereunder.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Accrued Liabilities

     At December 31, 2000 and 2001, accrued liabilities consisted of the following:

	December 31,
	2000	2001
Payroll and employee benefits	$1,329,129	$836,381
Royalties	1,015,494	1,351,660
Settlement costs	1,501,530	826,530
Warranty	291,410	316,451
Professional Fees	881,175	312,127
Other	915,494	530,840

Total	$5,934,232	$4,173,989

     In the fourth quarter of 2001, the Company recorded the reduction in the legal accrual of $250,000 and the reduction in the incentive compensation accrual of $513,000.

(8) Long-Term Debt

     At December 31, 2000 and 2001, long-term debt consisted of the following:

	December 31,
	2000	2001
Dollar-denominated convertible debentures	$ 500,000	$ 500,000
Swiss franc-denominated convertible debentures	951,842	—

	1,451,842	500,000
Less - Current maturities	(951,842)	(500,000)

	$ 500,000	—

(a)	Convertible Debentures

     On March 13, 1997, the Company issued $500,000 of 6% convertible debentures due March 13, 2002. The convertible debentures have a conversion price of $11.00. The debentureholder may convert no more than one-third of the debenture in any 30-day period. The Company has accounted for these debentures at face value.

     On September 30, 1997, the Company issued $7 million of convertible debentures due September 30, 2002. The debentures bare interest at a rate of 6% for the first 179 days, 7% for days 180 through 269 and 8% thereafter. During the year ended December 31, 1998, the Company redeemed $2,196,667 of these convertible debentures, including accrued interest of $196,667. During the year ended December 31, 1999, the debentureholders converted the remaining $1,650,000 of principal plus $176,483 of accrued interest, into 377,760 shares of the Company’s common stock.

     During the year ended December 31, 1999, the Company recorded a redemption expense of $6,167,369 as a result of a compromise agreement between Palomar and certain European banks that had held the Swiss franc debentures. Under the terms of this April 21, 1999 agreement, which resolved a lawsuit, Palomar agreed to rescind its conversion notices issued in November 1997. Under the terms of the agreement, the Company agreed to pay a total of approximately $6,742,717 to the European banks, all of which had been paid as of December 31, 2001. Accordingly, the Company has recorded a charge to operations of $6,167,369 during the year ended December 31, 1999. This amount represents the total amount due to the European banks less the fair market value of the redeemed common shares ($575,348) previously considered outstanding by the Company.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	Revolving Line of Credit with a Bank

     In 1998, the Company secured a $10 million revolving line of credit with a bank. This line of credit was to mature on March 31, 2000 and bore interest at the bank’s prime rate. Borrowings under this line of credit were secured by substantially all assets of the Company and were limited to 80% of qualified accounts receivable. A director of Palomar had guaranteed all borrowings under this line of credit. In connection with this guarantee, the Company issued this director warrants to purchase 28,571 shares of common stock at $10.50 per share. These warrants were valued at approximately $69,000. This amount was amortized to interest expense over the term of the revolving line of credit. The Company repaid all amounts outstanding under this line of credit on April 27, 1999, and cancelled the line of credit.

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

(d)	Notes Payable to a Director

     On September 28, 2001, the Company issued a promissory note to a Director for $1,000,000. This note bares interest at a rate of 5.5% per annum and is due upon demand.

(9) Commitments and Contingencies

(a)	Operating Leases

     The Company has entered into an operating lease for its corporate office, research facility, and manufacturing operation. This lease has a monthly rent associated with it of approximately $75,000 per month, which is adjusted annually, for certain, other costs, such as inflation, taxes and utilities, and expires through August 2009.

     Future minimum payments under the Company’s operating leases at December 31, 2001 are approximately as follows:

Year Ended December 31,
2002	$864,000
2003	864,000
2004	885,000
2005	949,000
Thereafter	3,560,000

$7,122,000

(b)	Royalties

-35-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company is required to pay a royalty under a license agreement with MGH (see Note 4). For the years ended December 31, 1999, 2000 and 2001, approximately $2,085,000, $2,078,000 and $2,572,000 of royalty expense, respectively, was incurred under this agreement. These amounts are included in cost of royalty revenues in the accompanying consolidated statements of operations.

     A former employee and previous owner of one of the Company’s subsidiaries was paid a 1% commission on the net sales of certain lasers, as defined in his severance agreement, through March 31, 2000. Accordingly, the company paid commissions for the years ended December 31, 1999 and 2000 of $218,000 and $10,000, respectively.

(c)	Litigation

     In July 1999, Palomar and certain European banks entered into a settlement agreement whereby Palomar agreed to rescind its conversion notices issued in November 1997. Under the terms of this compromise, the Company agreed to pay a total of approximately $6.7 million to the European banks, of which $5.7 million has been paid as of December 31, 2000. The balance of $1.0 million was paid in 2001.

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

     On November 17, 1997, the Company entered into an exclusive distribution, sales and service agreement with Coherent, an established, worldwide laser company. Under this agreement, Coherent had the exclusive right to sell the EpiLaser® and the LightSheer™ diode laser system and future generation products worldwide. The Company paid Coherent a per unit commission, adjusted for certain events, as defined. During 1999, the Company incurred approximately $4,702,000 of commission expense related to this agreement, which is included in sales and marketing expense in the accompanying consolidated statement of operations. Upon execution of this agreement, Coherent made a lump sum payment of $3.5 million and received a warrant to purchase 142,857 shares of the Company’s common stock at a price per share of $36.75. The valuation of the warrant using the Black-Scholes option-pricing model was approximately $380,000. The value was credited to additional paid-in capital during the year ended December 31, 1997. The remaining amount of $3,120,000, was included in deferred revenue, and originally amortized to revenue over the three-year life of the agreement. On
April 27, 1999, in connection with the Company’s completion of the sale of Star to Coherent, as discussed in Note 1, the distribution agreement was terminated and replaced with a one year non-exclusive distribution agreement that enabled Coherent to sell the Company’s ruby-based laser products. The Company amortized the remaining amounts in deferred revenue related to Coherent over the one-year non-exclusive period ending
April 27, 2000.

(e)	Employment Agreements

     The Company has two-year employment agreements with certain officers. These employment agreements automatically renew for successive two-year periods absent of non-renewal by either party. These employment agreements provide for 24 months severance upon termination of employment without cause and 36 months severance upon change of control.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Stockholders’ Equity

(a)	Common Stock

     During 1998, the Company sold 1,457,142 shares of common stock to a group of investors for $10,200,000. In addition, the Company issued callable warrants with a three-year term to these investors to purchase 1,457,142 shares of common stock at an exercise price of $21.00 per share. The callable warrants are not exercisable for the first six months after issuance and thereafter are callable by the Company if the closing price of the Company’s common stock equals or exceeds $35.00 for 10 consecutive trading days. Under the terms of this private placement, the Company is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in the Company as long as the investors continue to hold their common stock in their name at the Company’s transfer agent. During 1999, 2000 and 2001, the Company paid $382,948, $287,777 and $251,875, respectively, related to this fee. These amounts have been charged to additional paid-in capital. During 1998, the Company also paid $360,000 for investment banking fees related to the issuance of these common shares. The Company netted this amount against the proceeds through a reduction to additional paid-in capital.

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

     The Series F redeemable convertible preferred stock (“Series F Preferred”), together with any accrued but unpaid dividends, may be converted into common stock at 80% of the average closing bid price for the 10 trading days preceding the conversion date, but in no event less than $21.00 or more than $112.00. This conversion floor was decreased by the two parties from the original price to $49.00. The conversion price for the Series F Preferred is adjustable for certain dilutive events, as defined. The Series F Preferred may be redeemed at the Company’s option, with no less than 10 days’ and no more than 30 days’ notice or when the stock price exceeds $117.60 per share for 60 consecutive trading days, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. The Series F Preferred has a liquidation preference equal to $1,000 per share of redeemable convertible preferred stock, plus accrued but unpaid dividends and accrued but unpaid interest. The Series F Preferred stockholders do not have any voting rights except on matters affecting the Series F Preferred. Dividends are payable quarterly at 8% per annum in arrears on March 31, June 30, September 30 and December 31. Dividends not paid on the payment date, whether or not such dividends have been declared, will bear interest at the rate of 10% per annum until paid. As of December 31, 2001, there is $2,177,717 of unpaid accrued dividends and interest.

     During the third quarter of 1996, the Company issued 10,000 shares of Series G redeemable convertible preferred stock (“Series G Preferred”) for $10 million, less associated financing costs. The Series G Preferred together with any accrued but unpaid dividends, was convertible into common stock at 85% of the average closing bid price for the five trading days preceding the conversion date, but in no event less than $.07. The Series G Preferred was redeemable at the Company’s option at any time, with no less than 15 days’ and no more than 20 days’ notice, at an amount equal to the sum of (a) the amount of liquidation preference determined as of the applicable redemption date plus (b) $176.50. Dividends were payable quarterly at 7% per annum in arrears on January 1, April 1, July 1 and October 1. As of December 31, 1999, all of the Series G Preferred had been redeemed or converted.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In 1999, in addition to the 74,905 shares of common stock issued related to the Series G Preferred conversion, the Company redeemed 403 shares of Series G Preferred and 250 shares of Series H Preferred for $902,396, which included accrued dividends and interest of $121,009.

(c)	Stock Option Plans and Warrants

(i)	Stock Options

     The Company has several Stock Option Plans (the “Plans”) that provide for the issuance of a maximum of 4,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”) or nonqualified options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, at its discretion, may convert the optionee’s ISOs into nonqualified options at any time prior to the expiration of such ISOs.

     The following table summarizes all stock option activity of the Company for the years ended December 31, 1999, 2000 and 2001:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 1998	336,046	$10.50-$17.50	$10.57
Granted	1,039,327	1.63-10.50	3.10
Canceled	(153,040)	3.19-10.50	8.24

Outstanding, December 31, 1999	1,222,333	1.63-17.50	4.55
Granted	1,011,200	1.38-5.06	2.11
Exercised	(58,900)	3.19	3.19
Canceled	(379,248)	1.97-17.50	7.44

Outstanding, December 31, 2000	1,795,385	1.38-10.50	2.57
Granted	1,996,100	1.00-2.68	1.04
Canceled	(232,087)	1.00-10.50	2.09

Outstanding, December 31, 2001	3,524,798	$1.00-$10.50	$ 1.74

Exercisable, December 31, 1999	796,487	$3.19-$17.50	$ 5.21

Exercisable, December 31, 2000	629,580	$1.63-$10.50	$ 3.21

Exercisable, December 31, 2001	955,929	$1.38-$10.50	$ 2.84

Available for future issuances under the Plans
as of December 31, 2001	1,087,451

The ranges of exercise prices for options outstanding and options exercisable at December 31, 2001 are as follows:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$ 1.00	1,866,800	9.25 years	$ 1.00	—	$ —
1.12-1.63	63,334	8.59 years	1.51	33,334	1.60
1.97	770,834	8.08 years	1.97	259,175	1.97
2.02-2.88	105,236	9.07 years	2.46	18,084	2.60
3.19	684,180	7.41 years	3.19	630,920	3.19
4.88-5.06	30,000	7.23 years	5.75	10,002	6.72
10.50	4,414	0.92 years	10.50	4,414	10.50

$1.00-$10.50	3,524,798	8.60 years	$ 1.74	955,929	$ 2.84

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

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company in the years ended December 31, 1999, 2000 and 2001 using the
Black-Scholes option pricing model prescribed by SFAS No. 123.

     The weighted average assumptions used to calculate the SFAS No. 123 pro forma disclosure and the resulting grant date fair values for the years ended December 31, 1999, 2000 and 2001 for the Company are as follows:

		December 31,
	1999	2000	2001
Risk-free interest rate	5.81%	6.43%	4.46%
Expected dividend yield	—	—	—
Expected lives	3.65 years	4.00 years	4.00 years
Expected volatility	94%	114%	114%
Grant date fair value of options granted during the period
	$2.04	$1.65	$0.80

The weighted average fair-value and weighted average exercise price of options granted by the Company for the years ended December 31, 1999, 2000 and 2001 are as follows:

		December 31,
	1999	2000	2001
Weighted average exercise price for options:
Whose exercise price exceeded fair market value at
the date of grant	$5.05	$ —	$ —
Whose exercise price was equal to fair value at the
date of grant	$3.08	$2.11	$1.04
Weighted average fair market value for options:
Whose exercise price exceeded fair market value at
the date of grant	$1.93	$ —	$ —
Whose exercise price was equal to fair market value
at the date of grant	$2.04	$1.65	$0.80

(ii)	Warrants

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes all warrant activity of the Company for the years ended December 31, 1999, 2000 and 2001:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 1998	2,797,018	$10.50-$105.00	$30.66
Granted	113,000	3.19	3.19
Canceled	(260,327)	14.00-72.63	32.53

Outstanding, December 31, 1999	2,649,691	3.19-105.00	29.51
Granted	330,000	1.97-3.50	3.18
Canceled	(408,132)	10.50-105.00	35.16

Outstanding, December 31, 2000	2,571,559	1.97-105.00	25.23
Canceled	(612,868)	10.50-105.00	51.75

Outstanding, December 31, 2001	1,958,691	$1.97-$21.00	$16.93

Exercisable, December 31, 1999	2,649,691	$3.19-$105.00	$29.51

Exercisable, December 31, 2000	2,491,559	$3.19-$105.00	$25.97

Exercisable, December 31, 2001	1,905,359	$1.97-$21.00	$17.34

The ranges of exercise prices for warrants outstanding and exercisable at December 31, 2001 are as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.97	60,000	8.08 years	$1.97	20,001	$1.97
2.81	20,000	8.43 years	2.81	6,667	2.81
3.19	113,000	7.06 years	3.19	113,000	3.19
3.50	250,000	3.74 years	3.50	250,000	3.50
10.50	7,141	1.23 years	10.50	7,141	10.50
21.00	1,508,550	1.26 years	21.00	1,508,550	21.00

$1.97-$21.00	1,958,691	2.19 years	$16.93	1,905,359	$17.34

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all warrants granted in the years ended December 31, 1999 and 2000 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. There were no warrants granted in the year ended December 31, 2001.

     The weighted average assumptions used to calculate the SFAS No. 123 pro forma disclosure for the years ended December 31, 1999, 2000 and 2001 for the Company are as follows:

		December 31,
	1999	2000	2001
Risk-free interest rate	5.81%	6.06%	—
Expected dividend yield	—	—	—
Expected lives	4.00 years	1.73 years	—
Expected volatility	94%	111%	—
Grant date fair value of warrants granted during
the period	$2.20	$1.07	—

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The weighted average fair value and weighted average exercise price of warrants granted by the Company for the years ended December 31, 1999, 2000 and 2001 are as follows:

		December 31,
	1999	2000	2001
Weighted average exercise price for warrants:
Whose exercise price exceeded fair market value at date
of grant	$ —	$3.50	$ —
Whose exercise price was less than fair market value at
date of grant	$ —	$ —	$ —
Whose exercise price was equal to fair market value at
date of grant	$3.19	$2.18	$ —
Weighted average fair value for warrants:
Whose exercise price exceeded fair market value at date
of grant	$ —	$0.86	$ —
Whose exercise price was less than fair market value at
date of grant	$ —	$ —	$ —
Whose exercise price was equal to fair market value at
date of grant	$2.20	$1.70	$ —

(iii)	Pro Forma Disclosure

The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock of the Company would be as follows:

December 31,
	1999	2000	2001
Pro forma net income (loss) from continuing operations	$ 23,289,114	$ (9,925,888)	$ (5,862,836)
Pro forma basic net income (loss) per share from
continuing operations	$ 2.29	$ (0.97)	$ (0.54)
Pro forma diluted net income (loss) per share from
continuing operations	$ 2.22	$ (0.97)	$ (0.54)

(d)	Reserved Shares

At December 31, 2001, the Company has reserved shares of its common stock for the following:

Warrants	1,958,691
Stock option plans	4,627,249
Convertible debentures	6,493
Convertible preferred stock	85,714
Employee stock purchase plan	372,499
Employee 401(k) plan	684,049

Total	7,734,695

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e)	Employee Stock Purchase Plan

     In June 1996, the Board of Directors established the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, all employees are eligible to purchase the Company’s common stock at an exercise price equal to 85% of the fair market value of the common stock with a lookback provision of three months. During the years ended December 31, 1999, 2000 and 2001, employees purchased 14,199, 30,937 and 70,856 shares, respectively, of the Company’s common stock for approximately $46,000, $53,000 and $86,000, respectively, pursuant to the Purchase Plan.

(11) Discontinued Operations

     During the fourth quarter of 1997, the Company’s Board of Directors approved a plan to dispose of the Company’s electronics business segment. The electronics segment focused on of the manufacture and sale of personal computers, high-density flexible electronics circuitry and memory modules. The Company substantially completed this plan in May 1998.

     The Company paid and settled a lawsuit related to the operations of this electronics segment for $435,000, which represents the net loss from discontinued operations in the accompanying statement of operations for the year ended December 31, 1999.

     Pursuant to Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, (“APB 30”) the consolidated financial statements of the Company have been presented to reflect the dispositions of the subsidiaries that comprise the aforementioned electronics segment in accordance with APB 30. Accordingly, revenues, expenses, and cash flows of the electronics segment have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net operating losses of these entities have been reported as “Net Loss from Discontinued Operations” in the accompanying consolidated statements of operations; and the net cash flows of these entities have been reported as “Net Cash Used in Discontinued Operations” in the accompanying consolidated statements of cash flows.

(12) Valuation and Qualifying Accounts

     The roll forward of the Allowance for Doubtful Accounts is as follows:

	Balance, Beginning of Period	Additions	Write - offs	Balance, End of Period
December 31, 1999	$364,000	$ —	$(157,000)	$207,000

December 31, 2000	$207,000	$159,958	$(60,958)	$306,000

December 31, 2001	$306,000	$252,332	$(160,894)	$397,438

The roll forward of the Restructuring Accrual is as follows: -42-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance, Beginning of Period	Additions	Payments	Balance, End of Period
December 31, 1999	$279,000	$ —	$(279,000)	$ —

December 31, 2000	$ —	$ —	$ —	$ —

December 31, 2001	$ —	$ —	$ —	$ —

(13) Quarterly Results of Operations (Unaudited)

     The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share data).

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$ 3,602	$ 6,051	$ 3,202	$ 3,798
Gross profit	887	2,445	667	1,304
Loss from operations	(2,328)	(838)	(2,643)	(930)
Net loss per share:
Basic and Diluted	$ (0.19)	$ (0.06)	$ (0.25)	$ (0.05)

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As restated)
Total revenues	$ 2,853	$ 2,595	$ 4,011	$ 3,717
Gross profit	303	32	1,190	1,123
Loss from operations	(3,515)	(971)	(2,631)	(3,412)
Net loss per share:
Basic and Diluted	$ (0.37)	$ (0.08)	$ (0.22)	$ (0.31)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information concerning directors required under this item is incorporated herein by reference from the material contained under the heading “Election of Directors” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation.

     The information required under this item is incorporated herein by reference from the material contained under the heading “Executive Compensation” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required under this item is incorporated herein by reference from the material contained under the heading “Stock Ownership” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions.

     The information required under this item is incorporated herein by reference from the material contained under the heading “Relationship with Affiliates” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Index to Consolidated Financial Statements.

Page

The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this report on Form 10-K:

Reports of Independent Public Accountants	22

Consolidated Balance Sheets -
December 31, 2001 and December 31, 2000	23

Consolidated Statements of Operations -
Years ended December 31, 2001, December 31, 2000 and December 31, 1999	24

Consolidated Statements of Stockholders’ Equity (Deficit) -
Years ended December 31, 2001, December 31, 2000 and December 31, 1999	25

Consolidated Statements of Cash Flows -
Years ended December 31, 2001, December 31, 2000 and December 31, 1999	26

Notes to Consolidated Financial Statements	27
(b)	Reports on Form 8-K.

Not applicable.

(c)	Exhibits.

The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company where so indicated below.

Exhibit No.	Title

^^^3(i).1	Certificate of Designation, as filed with the Delaware Secretary of State on April 21, 1999.

^3(i).2	Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

^^^^3(ii)	Bylaws, as amended.

^4.1	Common Stock Certificate.

^^4.2.	Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company, dated as of April 20, 1999

##4.3	Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

####4.4	First Allonge and Amendment to 4.5% Subordinated Convertible Debenture

##4.5	Form of 6% Convertible Debenture due March 13, 2002.

<4.6	Second Amended 1991 Stock Option Plan.

<4.7	Second Amended 1993 Stock Option Plan.

<4.8	Second Amended 1995 Stock Option Plan.

<4.9	Second Amended 1996 Stock Option Plan.

<4.10	Third Amended 1996 Employee Stock Purchase Plan.

*4.11	Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.

##4.12	Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.

#4.13	Form of Company Warrant to Purchase Common Stock.

###10.1	Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

<10.2	Amendment No. 1 to Key Employment Agreement between the Company and Louis P. Valente dated May 15, 1999.

####10.3	Amendment No. 2 to Key Employment Agreement between the Company and Louis P. Valente dated February 1, 2000

<10.4	Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated June 30, 1999.

####10.5	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated February 1, 2000.

<10.6	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts, dated June 17, 1999.

###10.7	License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

###10.8	First Amendment to License Agreement between the Company and Massachusetts General Hospital dated August 18, 1995.

###10.9	Second Amendment to License Agreement between the Company and Massachusetts General Hospital dated August 18, 1995.

-10.10	The Company’s 401(k) Plan.

**10.11	Agreement and Plan of Reorganization by and among Coherent, Inc., Medical Technologies, Acquisition, Inc., Palomar Medical Technologies, Inc., Star Medical Technologies, Inc., Robert E. Grove, James Z. Holtz and David C. Mundinger, dated as of December 7, 1998.

<<10.12	Amendment No. 1 to Key Employment Agreement between the Company and Joseph P. Caruso dated June 8, 2000

21	List of Subsidiaries.

23	Consent of Arthur Andersen LLP.

99	Letter to commission pursuant to temporary note 3T

^	Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

^^	Previously filed as an exhibit to Form 10-K for the period ended December 31, 1998, filed on March 30, 1999 and incorporated herein by reference.

^^^	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999 and incorporated herein by reference.

^^^^	Previously filed as an exhibit to Form 8-K, filed on December 16, 1999 and incorporated herein by reference.

*	Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992, and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Definitive Proxy Statement for the period ended December 31, 1998 filed on March 12, 1999, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

##	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

###	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

–	Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

<<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on March 26, 2002.

PALOMAR MEDICAL TECHNOLOGIES, INC. By: /s/ Louis P. Valente —————————————— Louis P. Valente Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Louis P. Valente ———————————— Louis P. Valente	Chief Executive Officer and Chairman	March 26, 2002

/s/ Joseph P. Caruso ———————————— Joseph P. Caruso	President and Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 26, 2002

/s/ Nicholas P. Economou ———————————— Nicholas P. Economou	Director	March 26, 2002

/s/ A. Neil Pappalardo ———————————— A. Neil Pappalardo	Director	March 26, 2002

/s/ James G. Martin ———————————— James G. Martin	Director	March 26, 2002

/s/ Jeanne Cohane ———————————— Jeanne Cohane	Director	March 26, 2002

/s/ Jay Delahanty ———————————— Jay Delahanty	Director	March 26, 2002

