Form 10-Q
period 2002-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2002-05-09
CIK 881695

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of March 31, 2002, 11,489,504 shares of common stock, $.01 par value per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Condensed Balance Sheets	1

	Consolidated Statements of Operations	2

	Consolidated Statements of Stockholders’ Equity	3

	Consolidated Statements of Cash Flows	4

	Notes to Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	8

	RISK FACTORS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	15

PART II — OTHER INFORMATION		16

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 2.	CHANGES IN SECURITIES	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE	16
	OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES	19

-i-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2001	March 31, 2002

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,825,270	$ 3,925,561
Accounts receivable, net	2,250,278	2,939,932
Inventories	3,706,828	3,284,806
Other current assets	436,752	352,283

Total current assets	12,219,128	10,502,582

Property and Equipment, Net	649,691	656,830
Other Assets	302,024	298,602

	$ 13,170,843	$ 11,458,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Convertible debentures	$ 500,000	$ 500,000
Note payable to related party	1,000,000	1,000,000
Accounts payable	1,846,155	1,238,613
Accrued liabilities	4,173,989	2,794,483
Accrued income taxes	1,400,146	1,400,146
Deferred revenue	354,684	432,993

Total current liabilities	9,274,974	7,366,235

Stockholders’ Equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued and outstanding -
6,000 shares at December 31, 2001
(Liquidation preference of $8,177,717 as of December 31, 2001)	60	—
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,074,393 and 11,489,504 shares at December 31, 2001
and March 31, 2002, respectively	110,744	114,895
Additional paid-in capital	163,252,616	162,171,512
Accumulated deficit	(157,368,178)	(158,194,628)
Less: Treasury stock - 573,031 shares at cost at December 31, 2001	(2,099,373)	—

Total stockholders’ equity	3,895,869	4,091,779

	$ 13,170,843	$ 11,458,014

-1-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2001	2002

Product revenues	$ 2,559,044	$ 3,385,683
Royalty revenues	1,043,322	856,070

Total Revenues	3,602,366	4,241,753

Cost of product revenues	2,298,086	2,210,949
Cost of royalty revenues	417,328	342,428

Total Cost of Revenues	2,715,414	2,553,377

Gross Margin	886,952	1,688,376

Operating Expenses
Research and development	1,616,384	1,064,709
Sales and marketing	717,657	789,180
General and administrative	881,202	619,063

Total operating expenses	3,215,243	2,472,952

Loss from operations	(2,328,291)	(784,576)

Interest Income	297,764	20,227
Interest Expense	(23,897)	(30,598)
Other Income	127,453	58,333

Net Loss	$(1,926,971)	$ (736,614)

Basic and Diluted Net Loss Per Share	$ (0.19)	$ (0.08)

Basic and Diluted Weighted Average Number of Shares Outstanding	10,688,804	10,944,217

The accompanying notes are an integral part of these consolidated financial statements. -2-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2001	6,000	$ 60	11,074,393	$110,744	(573,031)	$(2,099,373)	$ 163,252,616	$(157,368,178)	$ 3,895,869
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(62,500)	—	(62,500)
Issuance of stock for settlement	—	—	358,547	3,585	—	—	797,553	—	801,138
Issuance of stock for Employee Stock Purchase Plan	—	—	—	—	13,617	49,839	(36,875)	—	12,964
Issuance of stock for 2001 employer 401K matching contribution	—	—	—	—	148,855	545,362	(364,440)	—	180,922
Conversion of convertible preferred stock	(6,000)	(60)	56,564	566	410,559	1,504,172	(1,504,678)	—	—
Preferred stock dividends	—	—	—	—	—	—	89,836	(89,836)	—
Net loss	—	—	—	—	—	—	—	(736,614)	(736,614)

Balance, March 31, 2002	—	$ —	11,489,504	$114,895	—	$ —	$ 162,171,512	$(158,194,628)	$ 4,091,779

The accompanying notes are an integral part of these consolidated financial statements. -3-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2001	2002

Cash Flows from Operating Activities:
Net loss	$(1,926,971)	$ (736,614)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities-
Depreciation and amortization	85,382	73,116
Changes in assets and liabilities,
Accounts receivable	(140,308)	(689,654)
Inventories	78,324	422,022
Other current assets	285,719	84,469
Accounts payable	(756,840)	(607,542)
Accrued liabilities	500,385	(397,446)
Deferred revenue	53,264	78,309

Net cash used in operating activities	(1,821,045)	(1,773,340)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(80,255)
Purchases of available-for-sale investments	(3,894,356)	—
Proceeds from sale of available-for-sale investments	5,871,049	—
Increase in other assets	—	3,422

Net cash (used in) provided by investing activities	1,976,693	(76,833)

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plan	18,342	12,964
Costs incurred related to issuance of common stock	(50,625)	(62,500)
Payment on Swiss Franc convertible debentures	(474,230)	—

Net cash used in Financing Activities	(506,513)	(49,536)

Net decrease in cash and cash equivalents	(350,865)	(1,899,709)
Cash and cash equivalents, beginning of the period	$ 9,535,694	$ 5,825,270

Cash and cash equivalents, end of the period	$ 9,184,829	$ 3,925,561

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ 16,299	$ 1,910

Supplemental Disclosure of Noncash Financing and Investing Activities:

Unrealized gain on available-for-sale investments	$ 1,584	$ —

Preferred stock accrued dividends and interest	$ 95,817	$ 89,836

Issuance of stock for 2000 and 2001 employer 401 (k)
matching contribution	$ 164,327	$ 180,922

Issuance of stock for settlement	$ 198,470	$ 801,138

The accompanying notes are an integral part of these consolidated financial statements. -4-

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the “Company” or “Palomar”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2001.

2. CASH AND CASH EQUIVALENTS

     Cash equivalents consist principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

3. INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2001	March 31, 2002

Raw materials	$1,489,330	$1,058,598
Work-in-process	292,404	523,271
Finished goods	1,925,094	1,702,937

	$3,706,828	$3,284,806

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2001	March 31, 2002

Machinery and equipment	$ 984,883	$ 984,883
Furniture and fixtures	1,352,932	1,433,187
Leasehold improvements	251,106	251,106

	2,588,921	2,669,176
Less: accumulated depreciation
and amortization	1,939,230	2,012,346

	$ 649,691	$ 656,830

5. CONVERTIBLE DEBENTURES

     On March 13, 1997, the Company issued $500,000 of 6% convertible debentures due March 13, 2002. The convertible debentures have a conversion price of $11.00. The debentureholder may convert no more than one-third of the debenture in any 30-day period. The Company has accounted for these debentures at face value.

     During the three months ended, March 31, 2002, the Company has entered into an agreement with the debentureholder to pay the $500,000 convertible debentures originally due March 13, 2002 in five equal monthly installments, beginning April 2002.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

6. SEGMENT AND GEOGRAPHIC INFORMATION

     Product revenue from international sources were $1.3 million and $1.4 million for the three months ended March 31, 2001 and 2002, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three-month periods ended March 31, 2001 and 2002:

	Three Months Ended March 31,
	2001	2002

United States	47.4%	56.2%
Japan	41.2%	24.6%
Asia/Pacific	2.0%	2.3%
Canada	3.3%	4.0%
Australia	4.2%	9.5%
Europe/Middle East	0.0%	3.4%
Latin America	1.9%	0.0%

Total	100.0%	100.0%

7. STOCKHOLDERS’ EQUITY

(a) Options to Purchase Common Stock

     During the three months ended March 31, 2002, the Company granted options to purchase 187,500 shares of the Company’s common stock at exercise prices ranging from $0.91 to $0.92. During the three months ended March 31, 2002, options to purchase 92,751 shares of the Company’s common stock expired and no options were exercised.

(b) Warrants to Purchase Common Stock

     During the three months ended March 31, 2002, no warrants were granted, exercised or cancelled.

(c) Convertible Preferred Stock

     During the three months ended March 31, 2002, the Company converted 6,000 shares of its Series F Preferred Stock including $2,267,553 of accrued dividends and interest into 467,123 shares of the Company’s common stock of which 410,559 shares were issued from treasury stock.

(d) Issuance of Stock for Settlement of Litigation

     On March 11, 1999, the United States District Court for the Southern District of New York granted plaintiffs leave to amend their complaint in the action styled Varljen v. H.J. Meyers, Inc., et. al. The court entered a final judgement of dismissal with prejudice on November 6, 2000. All cash payments required by Palomar under the settlement agreement have been previously made. During the three months ended March 31, 2002, the Company delivered the balance owed under the settlement agreement and issued 358,547 shares of the Company’s common stock.

(e) Issuance of Stock for 401K Match

     During the three months ended March 31, 2002, the Company issued 148,855 shares of its common stock held in treasury to the 401(k) Plan in satisfaction of the Company’s employer match for 2001 employee contributions.

PALOMAR MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCAL STATEMENTS

8. NET LOSS PER COMMON SHARE

     Basic net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share was determined by dividing the net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends

     The Company’s net loss per share for the three months ended March 31, 2001 and 2002 is as follows:

	Three Months Ended March 31,
	2001	2002

Net loss	$(1,926,971)	$ (736,614)
Preferred stock dividends	(95,817)	(89,836)

Net loss attributable to common stockholders	$(2,022,788)	$ (826,450)

Basic and diluted net loss per common share	$ (0.19)	$ (0.08)

Basic and diluted weighted average number of
shares outstanding	10,688,804	10,944,217

     For the three months ended March 31, 2001 and 2002, 4,470,859 and 6,052,244, respectively, of potential common shares related to outstanding stock options, stock warrants and convertible securities were not included in the diluted weighted average shares outstanding as they were antidilutive.

9. COMPREHENSIVE LOSS

     The Company adopted SFAS 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive loss and its components in the financial statements. The Company’s only item of other comprehensive loss relates to unrealized gain on its available-for-sale investments and is presented separately on the balance sheet as required. A reconciliation of comprehensive loss is as follows:

	Three Months Ended March 31,
	2001	2002

Net loss	$(1,926,971)	$(736,614)
Unrealized gain on available-for-sale
investments	1,252	—

Comprehensive loss	$(1,925,719)	$(736,614)

10. REVENUE RECOGNITION

     The Company recognizes product revenues upon shipment and acceptance. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from services are recognized in the period the services are provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a) Overview

     We are a researcher and developer of proprietary laser \ light based systems for hair removal and other cosmetic treatments; as well as, the first company to obtain clearance using laser systems from the FDA for “permanent hair reduction.” Palomar’s laser \ light based hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnership with Massachusetts General Hospital’s Wellman Laboratories, new indications are being tested to further advance the hair removal market and other cosmetic laser \ light based applications including fat reduction, acne treatment and skin rejuvenation.

     The Company believes the successful introduction and marketing of new products will become critical to the Company’s long-term success. Broad market acceptance of laser \ light based hair removal and specific acceptance of the Palomar SLP1000® diode laser system, Palomar EsteLux™ light based system and the Palomar Q-Yag 5™ Q-Switched ND: Yag laser system is critical to the Company’s success. The three systems, all of which have FDA clearance, cover a wide spectrum of cosmetic applications; the Palomar SLP1000® is the first diode laser system in the marketplace cleared for use on all skin types and has different hand pieces to be used in a variety of cosmetic applications including hair and vascular lesion removal; the Palomar EsteLux™ system is a fast, more compact and efficient light based system for hair removal and pigmented lesion removal and the Palomar Q-Yag 5™ is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products.

(b) Results of Operations

(i)	REVENUES AND GROSS PROFIT: Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

     For the three months ended March 31, 2002, the Company’s revenues increased to $4.2 million, as compared to $3.6 million for the three months ended March 31, 2001. The increase in the Company’s revenues of $600,000, or 18% from the three months ended March 31, 2001, was mainly due to an increase in product sales of $1.6 million from the EsteLux, an increase of $473,000 in product sales of the Q-Yag 5, an increase in sales of $150,000 associated with the RD1200 offset by a decrease of $1.4 million from shipments associated with the SLP 1000. Additionally, royalty revenues received by the Company decreased by $187,000 in 2002 compared to 2001.

     Gross profit for the three months ended March 31, 2002 was $1.7 million, 40% of revenues, compared to $887,00, 25% of revenues, for the three months ended March 31, 2001. The EsteLux and Q-Yag 5 are higher margin products. As a result, the EsteLux and Q-Yag 5 have directly contributed to the increase in gross profit and gross profit percentage for the three months ended March 31, 2002.

(ii)	OPERATING AND OTHER EXPENSES: Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

     Research and development costs decreased to $1.1 million for the three months ended March 31, 2002, as compared to $1.6 million for the three months ended March 31, 2001. Research and development expenses as a percentage of revenue totaled 25% for the three months ended March 31, 2002 and 45% for the three months ended March 31, 2001. This decrease of $500,000 is a result from the investment that the Company has made over the past quarters into the development of product platforms. These platforms allow the Company to introduce new applications by changing the specifications of these platforms rather than developing entirely new products. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of lasers and light-based systems, while continuing dermatology research utilizing the Company’s platforms. The research and development goals in the fields of laser and light-based hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation covered in its expanded research agreement with Massachusetts General Hospital.

     Selling and marketing expenses were $789,000, or 19% of revenues for the three months ended March 31, 2002, compared to $718,000, or 20% of revenues for the three months ended March 31, 2001.

     General and administrative expenses decreased to $619,000 or 15% of revenues for the three months ended March 31, 2002, as compared to $881,000, or 25% of revenues for the three months ended March 31, 2001. This decrease in general and administrative expenses is attributable to improved cost management and a reduction in legal expenses.

     Interest income decreased to $20,000 for the three months ended March 31, 2002, compared to $298,000 for the three months ended March 31, 2001. This decrease in interest income is attributable to the reduction in cash available for investment.

     Interest expense increased to $31,000 for the three months ended March 31, 2002, compared to $24,000 for the three months ended March 31, 2001. This increase in interest expense is attributable to higher average debt balances as a result of the note payable to related party.

     Other income decreased to $58,000 for the three months ended March 31, 2002, compared to $127,000 for the three months ended March 31, 2001.

(c) Liquidity and Capital Resources

     As of March 31, 2002, the Company had $3.9 million in cash and cash equivalents. The successful sales and marketing of new products and an on-going royalty stream will be critical to future liquidity.

     The Company’s operating activities used cash of approximately $1.8 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used during the three months ended March 31, 2002 consisted primarily of a net loss from operations, offset by depreciation and amortization, an increase in accounts receivable, deferred revenue and a decrease in inventories, other current assets, accounts payable and accrued liabilities. Net cash used during the three months ended March 31, 2001 consisted primarily of a net loss from operations, an increase in accounts receivable and a decrease in accounts payable, offset by depreciation and amortization, a decrease in inventories, a decrease in other current assets, an increase in accrued liabilities and deferred revenue.

     Investing activities used cash of $77,000 and provided cash of $2.0 million during the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the principal uses were purchases of property and equipment. During the three months ended March 31, 2001, the principal uses were purchases of investments offset by proceeds from the sale of investments.

     Financing activities used cash of $50,000 and $507,000 during the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the decrease from financing activities were due to costs incurred related to the issuance of common stock offset by the proceeds from the issuance of stock pursuant to the employee stock purchase plan and 401K matching contribution. Financing activities used cash of $507,000 during the three months ended March 31, 2001 due to costs incurred related to the issuance of common stock and a payment made on Swiss Franc convertible debentures offset by the proceeds from the issuance of stock pursuant to the employee stock purchase plan and 401K matching contribution.

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

Our quarterly operating results are and may continue to be volatile, and that may hurt the price of our common stock.

     If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

We could be delisted from NASDAQ.

     For continued listing on The NASDAQ SmallCap Market, a company must maintain a minimum bid price of $1.00 per share. A company must also maintain a minimum requirement of net tangible assets of $2.5 million or market capitalization of $35 million or net income (in latest fiscal year or 2 of the last 3 fiscal years) of $500,000. We are currently in compliance with all of NASDAQ’s requirements for continued listing on The NASDAQ SmallCap Market. However, there can be no assurance that we will remain in compliance with NASDAQ’s criteria for continued listing or that we will remain listed on NASDAQ. The delisting of our common stock would likely reduce the liquidity of our common stock and our ability to raise capital. If our common stock is delisted from The NASDAQ SmallCap Market, it will likely be quoted on the “pink sheets” maintained by the National Quotation Bureau, Inc. or NASDAQ’s OTC Bulletin Board. These listings can make trading more difficult for stockholders.

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

     Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis. As a result, non-physicians, including nurse practitioners and, in some cases, chiropractors and electrologists, may operate our product. We do not supervise the procedures performed with our products, nor do we require that direct medical director supervision occur. The lack of required training and the purchase and use of our products by non-physicians may result in their misuse, which could harm our reputation and expose us to costly product liability litigation.

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

     SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of March 31, 2002 due to their short-term nature. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ (deficit) equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(ii)	Primary Market Risk Exposures.

     The Company’s primary market risk exposures are in the areas of interest rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

     During the three months ended March 31, 2002, the Company converted 6,000 shares of its Series F Preferred Stock including $2,267,553 of accrued dividends and interest into 467,123 shares of the Company’s common stock of which 410,559 shares were issued from treasury stock.

Item 3. Defaults upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

ˆˆˆ3(i).1	Certificate of Designation, as filed with the Delaware Secretary of State on April 21, 1999.

ˆ3(i).2	Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.

ˆˆˆˆ3(ii)	Bylaws, as amended.

ˆ4.1	Common Stock Certificate.

ˆˆ4.2.	Rights Agreement Between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company, dated as of April 20, 1999

##4.3	Form of 4.5% Convertible Debenture (denominated in Swiss Francs) due July 3, 2003.

####4.4	First Allonge and Amendment to 4.5% Subordinated Convertible Debenture

##4.5	Form of 6% Convertible Debenture due March 13, 2002.

<4.6	Second Amended 1991 Stock Option Plan.

<4.7	Second Amended 1993 Stock Option Plan.

<4.8	Second Amended 1995 Stock Option Plan.

<4.9	Second Amended 1996 Stock Option Plan.

<4.10	Third Amended 1996 Employee Stock Purchase Plan.

-16-

*4.11	Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.

##4.12	Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.

#4.13	Form of Company Warrant to Purchase Common Stock.

###10.1	Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.

<10.2	Amendment No. 1 to Key Employment Agreement between the Company and Louis P. Valente dated May 15, 1999.

####10.3	Amendment No. 2 to Key Employment Agreement between the Company and Louis P. Valente dated February 1, 2000

<10.4	Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated June 30, 1999.

####10.5	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated February 1, 2000.

<10.6	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts, dated June 17, 1999.

###10.7	License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.

###10.8	First Amendment to License Agreement between the Company and Massachusetts General Hospital dated August 18, 1995.

###10.9	Second Amendment to License Agreement between the Company and Massachusetts General Hospital dated August 18, 1995.

-10.10	The Company’s 401(k) Plan.

**10.11	Agreement and Plan of Reorganization by and among Coherent, Inc., Medical Technologies, Acquisition, Inc., Palomar Medical Technologies, Inc., Star Medical Technologies, Inc., Robert E. Grove, James Z. Holtz and David C. Mundinger, dated as of December 7, 1998.

<<10.12	Amendment No. 1 to Key Employment Agreement between the Company and Joseph P. Caruso dated June 8, 2000

ˆ	Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.

ˆˆ	Previously filed as an exhibit to Form 10-K for the period ended December 31, 1998, filed on March 30, 1999 and incorporated herein by reference.

ˆˆˆ	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999 and incorporated herein by reference.

ˆˆˆˆ	Previously filed as an exhibit to Form 8-K, filed on December 16, 1999 and incorporated herein by reference.

*	Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992, and incorporated herein by reference.

-17-

**	Previously filed as an exhibit to the Company’s Definitive Proxy Statement for the period ended December 31, 1998 filed on March 12, 1999, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

##	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

###	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

-	Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.

<<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

-18-

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on May 9, 2002.

DATE: May 9, 2002	PALOMAR MEDICAL TECHNOLOGIES, INC. (Registrant) By: /s/ Louis P. Valente —————————————— Louis P. Valente Chief Executive Officer and Chairman (Principal Executive Officer)
DATE: May 9, 2002	By: /s/ Joseph P. Caruso —————————————— Joseph P. Caruso President, Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)

-19-