Form 10-Q
period 2002-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2002-08-14
CIK 881695

Form 10 – Q

United States Securities and Exchange Commission

Washington, D.C. 20549

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

Or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Transition Period From _____ to _____

Commission File Number: 0-22340

Palomar Medical Technologies, Inc.
(Exact Name of Issuer as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	04-3128178 (I.R.S. Employee Identification No.)

82 Cambridge Street, Burlington, Massachusetts 01803
(Address of Principal Executive Offices)

(781) 993-2300
(Issuer’s Telephone Number, Including Area Code)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        As of July 31, 2002, 11,505,406 shares of common stock, $.01 par value per share, were outstanding.

        Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

Palomar Medical Technologies, Inc. and Subsidiaries

Index

i

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$ 5,825,270	$ 4,140,000
Accounts receivable, net	2,250,278	3,438,841
Inventories	3,706,828	3,525,155
Other current assets	436,752	219,951

Total current assets	12,219,128	11,323,947

Property and Equipment, Net	649,691	600,280
Other Assets	302,024	298,268

	$ 13,170,843	$ 12,222,495

Liabilities and Stockholders’ Equity
Current Liabilities:
Debenture	$ 500,000	$ 200,000
Note payable to related party	1,000,000	1,000,000
Accounts payable	1,846,155	1,099,990
Accrued liabilities	4,173,989	3,834,304
Accrued income taxes	1,400,146	1,400,146
Deferred revenue	354,684	434,052

Total current liabilities	9,274,974	7,968,492

Stockholders’ Equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued and outstanding -
6,000 shares at December 31, 2001
(Liquidation preference of $8,177,717 as of December 31, 2001)	60	—
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,074,393 and 11,497,649 shares at December 31, 2001
and June 30, 2002, respectively	110,744	114,977
Additional paid-in capital	163,252,616	162,114,331
Accumulated deficit	(157,368,178)	(157,975,305)
Less: Treasury stock - 573,031 shares at cost at December 31, 2001	(2,099,373)	—

Total stockholders’ equity	3,895,869	4,254,003

	$ 13,170,843	$ 12,222,495

The accompanying notes are an integral part of these consolidated financial statements. 1

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Product revenues	$ 3,402,893	$ 5,378,818	$ 5,961,937	$ 8,764,501
Royalty revenues	2,648,235	976,962	3,691,557	1,833,032

Total Revenues	6,051,128	6,355,780	9,653,494	10,597,533

Cost of product revenues	2,547,001	2,599,517	4,845,087	4,810,466
Cost of royalty revenues	1,059,294	390,785	1,476,622	733,213

Total Cost of Revenues	3,606,295	2,990,302	6,321,709	5,543,679

Gross Margin	2,444,833	3,365,478	3,331,785	5,053,854

Operating Expenses
Research and development	1,441,235	1,075,158	3,057,619	2,139,867
Sales and marketing	1,139,364	1,380,118	1,857,021	2,169,298
General and administrative	702,097	788,918	1,583,299	1,407,981

Total Operating Expenses	3,282,696	3,244,194	6,497,939	5,717,146

Income (loss) from Operations	(837,863)	121,284	(3,166,154)	(663,292)

Interest Income	288,497	14,953	586,261	35,180
Interest Expense	(23,801)	(26,886)	(47,698)	(57,484)
Other Income	—	109,972	127,453	168,305

Net Income (Loss)	$ (573,167)	$ 219,323	$(2,500,138)	$ (517,291)

Basic Net Income (Loss) Per Share	$ (0.06)	$ 0.02	$ (0.25)	$ (0.05)

Diluted Net Income (Loss) Per Share	$ (0.06)	$ 0.02	$ (0.25)	$ (0.05)

Basic Weighted Average Number of Shares	10,825,673	11,497,559	10,757,617	11,222,417

Diluted Weighted Average Number of Shares	10,825,673	11,508,069	10,757,617	11,222,417

The accompanying notes are an integral part of these consolidated financial statements. 2

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2001	6,000	$ 60	11,074,393	$110,744	(573,031)	$(2,099,373)	$ 163,252,616	$(157,368,178)	$ 3,895,869

Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(125,000)	—	(125,000)
Issuance of stock for settlement	—	—	358,547	3,585	—	—	797,553	—	801,138
Issuance of stock for Employee Stock Purchase Plan	—	—	8,145	82	13,617	49,839	(31,556)	—	18,365
Issuance of stock for 2001 employer 401K matching contribution	—	—	—	—	148,855	545,362	(364,440)	—	180,922
Conversion of convertible preferred stock	(6,000)	(60)	56,564	566	410,559	1,504,172	(1,504,678)	—	—
Preferred stock dividends	—	—	—	—	—	—	89,836	(89,836)	—
Net loss	—	—	—	—	—	—	—	(517,291)	(517,291)

Balance, June 30, 2002	—	$ —	11,497,649	$114,977	—	$ —	$ 162,114,331	$(157,975,305)	$ 4,254,003

The accompanying notes are an integral part of these consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
	2001	2002
Cash Flows from Operating Activities:
Net loss	$(2,500,138)	$ (517,291)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities-
Depreciation and amortization	167,531	142,345
Changes in assets and liabilities,
Accounts receivable	(874,656)	(1,188,563)
Inventories	(307,813)	181,673
Other current assets	284,074	216,801
Accounts payable	(531,753)	(746,165)
Accrued liabilities	416,190	642,375
Deferred revenue	254,473	79,368

Net cash used in operating activities	(3,092,092)	(1,189,457)

Cash Flows from Investing Activities:
Purchases of property and equipment	(33,394)	(92,934)
Purchases of available-for-sale investments	(3,894,356)	—
Proceeds from sale of available-for-sale investments	5,871,049	—
Decrease in other assets	—	3,756

Net cash provided by (used in) investing activities	1,943,299	(89,178)

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plan	43,468	18,365
Costs incurred related to issuance of common stock	(126,875)	(125,000)
Payment on convertible debenture	(951,842)	(300,000)

Net cash used by financing activities	(1,035,249)	(406,635)

Net decrease in cash and cash equivalents	(2,184,042)	(1,685,270)
Cash and cash equivalents, beginning of the period	$ 9,535,694	$ 5,825,270

Cash and cash equivalents, end of the period	$ 7,351,652	$ 4,140,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ 56,221	$ 33,169

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Unrealized gain on available-for-sale investments	$ 12,775	$ —

Preferred stock accrued dividends and interest	$ 192,467	$ 89,836

Issuance of stock for employer 401 (k) matching contribution	$ 164,327	$ 180,922

Issuance of stock for settlement	$ —	$ 801,138

The accompanying notes are an integral part of these consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the “Company” or “Palomar”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2001.

2. CASH AND CASH EQUIVALENTS

        Cash equivalents consist principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

3. INVENTORIES

        Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2001	June 30, 2002
Raw materials	$1,489,330	$2,186,082
Work-in-process	292,404	477,794
Finished goods	1,925,094	861,279

	$3,706,828	$3,525,155

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2001	June 30, 2002
Machinery and equipment	$ 984,883	$ 997,562
Furniture and fixtures	1,352,932	1,433,187
Leasehold improvements	251,106	251,106

	2,588,921	2,681,855
Less: accumulated depreciation
and amortization	1,939,230	2,081,575

	$ 649,691	$ 600,280

5. DEBENTURE

        On March 13, 1997, the Company issued a $500,000, 6% convertible debenture due March 13, 2002. The convertible debenture has a conversion price of $11.00. The debenture holder may convert no more than one-third of the debenture in any 30-day period. The Company accounted for this debenture at face value.

        During the six months ended, June 30, 2002, the Company entered into an agreement with the debenture holder to pay the $500,000 convertible debenture originally due March 13, 2002 in five equal monthly installments, beginning April 2002. As part of this agreement, the debenture holder no longer has the option to convert the debenture into common stock. As of June 30, 2002, the Company paid $300,000 plus all outstanding interest.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6. SEGMENT AND GEOGRAPHIC INFORMATION

        Product revenue from international sources were $1.0 million and $3.0 million for the three months ended June 30, 2001 and 2002, respectively, and $2.4 million and $4.3 million for the six months ended June 30, 2001 and 2002, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three and six months ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
United States	69.2%	47.9%	59.8%	50.8%
Japan	10.8%	42.5%	23.8%	36.2%
Canada/Australia	9.2%	5.4%	8.5%	8.2%
Europe/Middle East	3.4%	3.9%	2.0%	3.8%
Asia/Pacific	5.7%	0.3%	4.1%	1.0%
Latin America	1.7%	0.0%	1.8%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

7. STOCKHOLDERS’ EQUITY

(a)	Options to Purchase Common Stock

        During the six months ended June 30, 2002, the Company granted options to purchase 190,000 shares of the Company’s common stock at an exercise price of $0.91 to $0.97. During the six months ended June 30, 2002, options to purchase 91,718 shares of the Company’s common stock were cancelled. During the six months ended June 30, 2002, no options were exercised and none had expired.

(b)	Warrants to Purchase Common Stock

During the six months ended June 30, 2002, no warrants were granted, exercised or cancelled.

(c)	Convertible Preferred Stock

        During the six months ended June 30, 2002, the Company converted 6,000 shares of its Series F Preferred Stock including $2,267,553 of accrued dividends and interest into 467,123 shares of the Company’s common stock.

(d)	Issuance of Stock for Settlement of Litigation

        In connection with the settlement of litigation relating to Varljen v. H.J. Meyers, Inc., et. al, the Company delivered the balance owed under the settlement agreement and issued 358,547 shares of the Company’s common stock during the three months ended March 31, 2002.

(e)	Issuance of Stock for 401K Match

        During the six months ended June 30, 2002, the Company issued 148,855 shares of its common stock held in treasury to the 401(k) Plan in satisfaction of the Company’s employer match for 2001 employee contributions.

8. NET INCOME (LOSS) PER COMMON SHARE

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        The Company’s net income (loss) per share for the three and six months ended June 30, 2001 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$ (573,167)	$219,323	$(2,500,138)	$ (517,291)
Preferred stock dividends	(96,650)	—	(192,467)	(89,836)

Net income (loss) attributable to common
stockholders	$ (669,817)	$219,323	$(2,692,605)	$ (607,127)

Basic net income (loss) per common share	$ (0.06)	$0.02	$ (0.25)	$ (0.05)

Diluted net income (loss) per common share	$ (0.06)	$0.02	$ (0.25)	$ (0.05)

Basic weighted average number of shares
outstanding	10,825,673	11,497,559	10,757,617	11,222,417

Diluted weighted average number of shares
outstanding	10,825,673	11,508,069	10,757,617	11,222,417

        For the three and six months ended June 30, 2001 and 2002, 6,167,410 and 5,415,678 shares, respectively, of certain outstanding stock options, stock warrants, convertible debt and preferred stock were not included in the diluted weighted average shares outstanding as they were antidilutive.

9. COMPREHENSIVE INCOME (LOSS)

        The Company records unrealized gains or losses on available-for-sale securities in other comprehensive income. Components of other comprehensive income (loss) for the three and six months ended June 30, 2001 and 2002, respectively, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$(573,167)	$219,323	$(2,500,138)	$(517,291)
Unrealized gain on available-for-sale
investments	11,191	—	12,775	—

Comprehensive income (loss)	$(561,976)	$219,323	$(2,487,363)	$(517,291)

10. REVENUE RECOGNITION

        The Company recognizes product revenues upon shipment and acceptance. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from services are recognized in the period the services are provided. Royalty revenues are recognized upon receipts cash payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Overview

        We are a researcher and developer of proprietary light based systems for hair removal and other cosmetic treatments; as well as, the first company to obtain clearance using laser systems from the FDA for “permanent hair reduction.” Palomar’s light based hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnership with Massachusetts General Hospital’s Wellman Laboratories and other centers, new indications are being tested to further advance the hair removal market and other cosmetic light based applications including fat reduction, acne treatment and skin rejuvenation.

        The Company believes the successful introduction and marketing of new products will become critical to the Company’s long-term success. Broad market acceptance of light based hair removal and specific acceptance of the Palomar EsteLux™ light based system, the Palomar Q-Yag 5™ Q-Switched ND: Yag laser system and the Palomar SLP1000® diode laser system is critical to the Company’s success. The three systems, all of which have FDA clearance, cover a wide spectrum of cosmetic applications; the Palomar SLP1000® is the first diode laser system in the marketplace cleared for use on all skin types and has different hand pieces to be used in a variety of cosmetic applications including hair and vascular lesion removal; the Palomar EsteLux™ system is a fast, more compact and efficient light based system for hair removal and pigmented lesion removal and the Palomar Q-Yag 5™ is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products.

Significant Accounting Policies

        The Company believes the following represent its critical accounting policies:

        Revenue Recognition.The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        Product Warranties.Products sold are generally covered by a warranty for a period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.

        Inventory Reserves. As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of management’s forecasts of future product demand, any significant unanticipated changes in demand could have significant impact on the value of the Company’s inventory and the Company’s reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

(b)	Results of Operations

(i)	REVENUES AND GROSS PROFIT: Three Months Ended June 30, 2002, compared to Three Months Ended June 30, 2001

        For the three months ended June 30, 2002, the Company’s revenues increased to $6.4 million, as compared to $6.1 million for the three months ended June 30, 2001. The increase in the Company’s revenues of $300,000, or 5% from the three months ended June 30, 2001, was mainly due to an increase in product sales of $3.7 million from the EsteLux, an increase of $330,000 in product sales of the Q-Yag 5, offset by a decrease in sales of $25,000 associated with the RD1200, $206,000 associated with the E2000 and $1.8 million from shipments associated with the SLP 1000. Additionally, royalty revenues received by the Company decreased by $1.7 million in 2002 compared to 2001. This decrease in royalty revenue is attributed to a back-owed payment of $1.2 million, paid by one of the Company’s licensees in 2001, resulting from a royalty audit performed through the period ending December 31, 2000.

        Gross profit for the three months ended June 30, 2002 was $3.4 million, 53% of revenues, compared to $2.4 million, 40% of revenues, for the three months ended June 30, 2001. The EsteLux and Q-Yag 5 are lower cost and higher margin products. As a result, the shift in product mix to the EsteLux and Q-Yag 5 has directly contributed to the increase in gross profit and gross profit percentage for the three months ended June 30, 2002.

(ii)	OPERATING AND OTHER EXPENSES: Three Months Ended June 30, 2002, compared to Three Months Ended June 30, 2001

        Research and development costs decreased to $1.1 million for the three months ended June 30, 2002, as compared to $1.4 million for the three months ended June 30, 2001. Research and development expenses as a percentage of revenue totaled 17% for the three months ended June 30, 2002 and 24% for the three months ended June 30, 2001. This decrease of $300,000 is a result from the investment that the Company made in prior periods in the development of product platforms. These platforms allow the Company to introduce new applications by changing the specifications of these platforms rather than developing entirely new products. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of light-based systems, while continuing dermatology research utilizing the Company’s platforms. The research and development goals in the fields of light-based hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

        Sales and marketing expenses were $1.4 million, or 22% of revenues for the three months ended June 30, 2002, compared to $1.1 million, or 19% of revenues for the three months ended June 30, 2001. This increase in sales and marketing expenses is attributable to the product launch of the EsteLux and Q-Yag 5 systems.

        General and administrative expenses were $789,000 or 12% of revenues for the three months ended June 30, 2002, as compared to $702,000, or 12% of revenues for the three months ended June 30, 2001. This increase in general and administrative expenses is attributable to an increase in legal expenses.

        Interest income decreased to $15,000 for the three months ended June 30, 2002, compared to $288,000 for the three months ended June 30, 2001. This decrease in interest income is attributable to the reduction in cash available for investment and a reduction in effective interest rates.

        Interest expense increased to $27,000 for the three months ended June 30, 2002, compared to $24,000 for the three months ended June 30, 2001. This increase in interest expense is attributable to higher average debt balances as a result of the note payable to related party.

        Other income was $110,000 for the three months ended June 30, 2002. This amount was a receipt of a partial payment of a note receivable that was written off in a prior year.

(iii)	REVENUES AND GROSS PROFIT: Six Months Ended June 30, 2002, compared to the Six Months Ended June 30, 2001

        For the six months ended June 30, 2002, the Company’s revenues increased to $10.6 million, as compared to $9.7 million for the six months ended June 30, 2001. This increase in the Company’s revenues of $944,000, or 10% from the six months ended June 30, 2001, was mainly due to an increase in product sales of $5.2 million from the EsteLux, an increase of $803,000 in product sales of the Q-Yag 5, an increase in sales of $125,000 associated with the RD1200 offset by a decrease of $388,000 from shipments associated with the E2000 and $2.9 million from shipments associated with the SLP 1000. Additionally, royalty revenues received by the Company decreased by $1.9 million in 2002 compared to 2001. This decrease in royalty revenue is attributed to a back-owed payment of $1.2 million, paid by one of the Company’s licensees in 2001, resulting from a royalty audit performed through the period ending December 31, 2000.

        Gross profit for the six months ended June 30, 2002 was $5.1 million, 48% of revenues, as compared $3.3 million, 35% of revenues for the six months ended June 30, 2001. The EsteLux and Q-Yag 5 are lower cost and higher margin products. As a result, the shift in product mix to the EsteLux and Q-Yag 5 has directly contributed to the increase in gross profit and gross profit percentage for the six months ended June 30, 2002.

(iv)	OPERATING AND OTHER EXPENSES: Six Months Ended June 30, 2002, compared to the Six Months Ended June 30, 2001

        Research and development costs decreased to $2.1 million for the six months ended June 30, 2002, from $3.1 million for the six months ended June 30, 2001. Research and development expenses as a percentage of revenue totaled 20% for the six months ended June 30, 2002 and 32% for the six months ended June 30, 2001. This decrease of $1.0 million is a result from the investment that the Company has made over the past quarters into the development of product platforms. These platforms allow the Company to introduce new applications by changing the specifications of these platforms rather than developing entirely new products. The continued spending on research and development reflects the Company’s commitment to research and development for devices and delivery systems for cosmetic and medical applications using a variety of light-based systems, while continuing dermatology research utilizing the Company’s platforms. The research and development goals in the fields of light-based hair removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at a lower cost, thus addressing broader markets. Further, the Company is aiming to address dermatology and cosmetic procedure markets other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

        Sales and marketing expenses increased to $2.2 million or 20% of revenues for the six months ended June 30, 2002, from $1.9 million or 19% of revenues for the six months ended June 30, 2001. This increase in sales and marketing expenses is attributable to the product launch of the EsteLux and Q-Yag5.

        General and administrative expenses decreased to $1.4 million or 13% of revenues for the six months ended June 30, 2002, as compared to $1.6 million or 16% of revenues for the six months ended June 30, 2001. This decrease in general and administrative expenses is attributable to improved cost management.

        Interest income decreased to $35,000 for the six months ended June 30, 2002 as compared to $587,000 for the six months ended June 30, 2001. This decrease in interest income is attributable to the reduction in cash available for investment and a reduction in effective interest rates.

        Interest expense increased to $57,000 for the six months ended June 30, 2002, from $48,000 for the six months ended June 30, 2001. This increase in interest expense is attributable to higher average debt balances as a result of the note payable to related party.

        Other income increased to $168,000 for the six months ended June 30, 2002, as compared to $127,000 for the six months ended June 30, 2001.

(c)	Liquidity and Capital Resources

        As of June 30, 2002, the Company had $4.1 million in cash and cash equivalents. The successful sales and marketing of new products and an on-going royalty stream will be critical to future liquidity.

     The Company’s operating activities used cash of $1.2 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used during the six months ended June 30, 2002 consisted primarily of a net loss from operations, offset by depreciation and amortization, an increase in accounts receivable, deferred revenue and a decrease in inventories, other current assets, accounts payable and accrued liabilities. Net cash used during the six months ended June 30, 2001 consisted primarily of a net loss from operations, offset by depreciation and amortization, an increase in accounts receivable, inventories, accrued liabilities, deferred revenue and a decrease in other current assets, and accounts payable.

        Investing activities used cash of $89,000 and provided cash of $1.9 million during the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, the principal uses were purchases of property and equipment offset by a decrease in other assets. During the six months ended June 30, 2001, the principal use was purchases of property and equipment and purchases of available-for-sale investments, offset by proceeds from sales of available-for-sale investments.

        Financing activities used cash of $407,000 and $1.0 million during the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, cash used from financing activities was the result of costs incurred related to the issuance of common stock and payments made on a debenture offset by the proceeds from the issuance of stock pursuant to the employee stock purchase plan and 401K matching contributions. Financing activities used cash of $1.0 million during the six months ended June 30, 2001 due to costs incurred related to the issuance of common stock and payments made on Swiss Franc convertible debentures offset by the proceeds from the issuance of stock pursuant to the employee stock purchase plan and 401K matching contributions.

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

        We face rapidly changing technology and continuing improvements in cosmetic light-based technology. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, to enhance existing products, and to achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. Since the sale of Star to Coherent, our revenues have almost entirely depended on sales of newly introduced products. In addition, the market for hair removal light-based devices may already be saturated. At present, broad market acceptance of light-based hair removal is critical to our success. We intend to continue to diversify our product line by developing cosmetic light-based products for uses other than hair and tattoo removal and treatment of pigmented and vascular lesions, but there can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all.

We face intense competition from companies with superior financial, marketing and other resources.

        The light-based hair removal industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing and servicing of hair removal light-based devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than we do. As a result, some of our competitors are able to sell hair removal light-based devices at prices significantly below the prices at which we sell our products. In addition, as a result of the Star sale to Coherent and its subsequent re-sale to Lumenis, Lumenis is now a stronger competitor and we have had to find new ways to distribute our products. Our products also face competition from alternative medical products and procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or medical procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

We may need to secure additional financing, and our former auditors have expressed doubt about our ability to continue as a going concern.

        We have a history of losses. As a result, the report of our former independent public accountants in connection with our Consolidated Balance Sheets as of December 31, 2000 and 2001, and the related Consolidated Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the three years ended December 31, 2001 includes an explanatory paragraph stating that our recurring losses, and cash flow from operations raises substantial doubts about our ability to continue as a going concern. We may have to secure additional financing to complete our research and development activities, commercialize our current and proposed cosmetic light-based products, and fund ongoing operations. However, there can be no assurance that such financing will be obtained. We may also determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of operations or expansion. Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness.

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

        We develop light-based systems that incorporate third-party components. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small, specialized vendors that are not well capitalized. A disruption in the delivery of these key components could have an adverse effect on our business.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Our new products may not be able to obtain the necessary clearances in order to sell them.

        All of our current products are light-based medical devices which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be introduced into the market, we must obtain clearance from the FDA. Our products may also be subject to state regulations, which are, in many instances, in a state of flux. Changes in state regulations may enhance or impede sales. Our products are subject to similar regulations in our major international markets. Complying with these regulations is necessary for our strategy of expanding the markets for and sales of our products into these countries. Compliance with the regulatory clearance process in any country is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all. Regulatory clearances may necessitate clinical testing, limitations on the number of sales and limitations on the type of end user, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests.

        Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis. As a result in some states, non-physicians may operate our product. The purchase and use of our products by non-physicians may result in their misuse, which could harm our reputation and expose us to costly product liability litigation.

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

        Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and third parties with which we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Costly and time consuming lawsuits may be necessary to enforce patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology.

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

        At present, material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital. However, there can be no assurance that these royalty amounts will not decrease or that we will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

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

We face risks of obsolete inventory as a result of rapid changes in technology.

        We operate in an industry that is subject to rapid changes in technology and intense competition, which could make our light-based systems obsolete. If forecasted demand decreases, we could have excess inventories, which could obsolete certain product lines and result in a write-off of some or all of our inventory.

We face risks associated with revenues.

        There can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenues.

We face risks associated with product warranties.

        We could incur substantial costs as a result of product failures that the Company is responsible under warranty obligations.

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

        SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of June 30, 2002 due to their short-term nature. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

        Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

(ii)	Primary Market Risk Exposures.

        The Company’s primary market risk exposures are in the areas of interest rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company's consolidated financial position.

        On February 15, 2002, the Company commenced action for patent infringement in the United States District Court of Massachusetts against Altus Medical Inc. (“Altus”) seeking both monetary damages and injunction relief. The complaint alleges Altus’ CoolGlide and CoolGlide Excel laser systems willfully infringe a U.S. patent exclusively licensed to the Company by The General Hospital Corporation (“General”). General has been added as a plaintiff in this lawsuit. Altus answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. The Company and General filed a reply denying the material allegations of the counterclaims. The Company and General have further alleged that Altus’ CoolGlide Vantage laser system also willfully infringes the asserted patent. A trial date has not yet been set.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The following table sets forth a brief description of each matter voted upon and the number of votes cast for or against, as well as the number of abstentions, as to each such matter, at the Company’s Annual Meeting of Stockholders held on May 15, 2002.

16

Matter	Votes For	Votes Against	Abstentions
Ratification of Selection of Arthur Andersen LLP as	8,594,991	496,881	72,039
the Company’s Auditors

Election of Directors:
Management Nominees:
Louis P. Valente	8,808,602	355,309	—
Joseph P. Caruso	8,808,489	355,422	—
Jeanne Cohane	8,808,630	355,281	—
Jay Delahanty	8,808,701	355,210	—
Nicholas P. Economou	8,808,517	355,394	—
James G. Martin	8,808,701	355,210	—
A. Neil Pappalardo	9,040,616	123,295	—

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits furnished:

99.1––Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K:

        A Form 8-K was filed on July 8, 2002 regarding Palomar’s announcement that its Board of Director’s, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP who had previously acted as Palomar’s independent auditor. Palomar engaged Ernst & Young LLP as its new independent auditors to audit the financial statements of Palomar for the fiscal year ending December 31, 2002, as well as to perform a timely review of its second quarter results for fiscal 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALOMAR MEDICAL TECHNOLOGIES, INC. —————————————— (Registrant)

DATE: August 14, 2002	By: /s/ Louis P. Valente Louis P. Valente Chairman of the Board of Directors

DATE: August 14, 2002	By: /s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Acting Principal Financial Officer

18