Form 10-Q
period 2002-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2002-11-12
CIK 881695

Form 10-Q

United States Securities and Exchange Commission Washington, D.C. 20549 (Mark one)

|X|	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002 Or

|_|	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From _____ to _____ Commission File Number: 0-22340 Palomar Medical Technologies, Inc. (Exact Name of Issuer as Specified in Its Charter)

Delaware	04-3128178
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

82 Cambridge Street, Burlington, Massachusetts 01803
(Address of Principal Executive Offices)

(781) 993-2300
(Issuer’s Telephone Number, Including Area Code)

               Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   |X|  No  |_|

               As of October 31, 2002, 11,538,706 shares of common stock, $.01 par value per share, were outstanding.

               Transitional Small Business Disclosure Format (check one): Yes |_|  No   |X|

Palomar Medical Technologies, Inc. and Subsidiaries

Index

i

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$ 5,825,270	$ 4,343,640
Accounts receivable, net	2,250,278	3,172,477
Inventories	3,706,828	3,870,164
Other current assets	436,752	343,676

Total current assets	12,219,128	11,729,957

Property and Equipment, Net	649,691	538,017

Other Assets	302,024	298,268

	$ 13,170,843	$ 12,566,242

Liabilities and Stockholders’ Equity

Current Liabilities:
Debenture	$ 500,000	—
Note payable to related party	1,000,000	1,000,000
Accounts payable	1,846,155	1,093,281
Accrued liabilities	4,173,989	4,314,902
Accrued income taxes	1,400,146	1,400,000
Deferred revenue	354,684	422,908

Total current liabilities	9,274,974	8,231,091

Stockholders’ Equity:
Preferred stock, $.01 par value–
Authorized – 1,500,000 shares
Issued and outstanding – 6,000 shares at December 31, 2001
(Liquidation preference of $8,177,717 as of December 31, 2001)	60	—
Common stock, $.01 par value–
Authorized – 45,000,000 shares
Issued – 11,074,393 and 11,530,406 shares at December 31, 2001
and September 30, 2002, respectively	110,744	115,304
Additional paid-in capital	163,252,616	162,075,896
Accumulated deficit	(157,368,178)	(157,856,049)
Less: Treasury stock – 573,031 shares at cost at December 31, 2001	(2,099,373)	—

Total stockholders’ equity	3,895,869	4,335,151

	$ 13,170,843	$ 12,566,242

The accompanying notes are an integral part of these consolidated financial statements. 1

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Product revenues	$ 2,484,521	$ 6,495,295	$ 8,446,458	$ 15,259,796
Royalty revenues	717,767	858,799	4,409,324	2,691,831

Total Revenues	3,202,288	7,354,094	12,855,782	17,951,627

Cost of product revenues	2,248,227	3,250,074	7,093,314	8,060,541
Cost of royalty revenues	287,107	343,520	1,763,729	1,076,732

Total Cost of Revenues	2,535,334	3,593,594	8,857,043	9,137,273

Gross Margin	666,954	3,760,500	3,998,739	8,814,354

Operating Expenses

Research and development	1,725,329	1,154,774	4,782,948	3,294,641
Sales and marketing	762,745	1,646,798	2,619,766	3,816,096
General and administrative	821,997	832,643	2,405,296	2,240,624

Total Operating Expenses	3,310,071	3,634,215	9,808,010	9,351,361

Income (Loss) from Operations	(2,643,117)	126,285	(5,809,271)	(537,007)

Interest Income	81,265	22,143	667,526	57,323
Interest Expense	(17,539)	(29,172)	(65,237)	(86,656)
Other Income	—	—	127,453	168,305

Net Income (Loss)	$(2,579,391)	$ 119,256	$(5,079,529)	$ (398,035)

Basic Net Income (Loss) Per Share	$ (0.25)	$ 0.01	$ (0.50)	$ (0.04)

Diluted Net Income (Loss) Per Share	$ (0.25)	$ 0.01	$ (0.50)	$ (0.04)

Basic Weighted Average Number of Shares	10,844,046	11,504,563	10,786,743	11,317,499

Diluted Weighted Average Number of Shares	10,844,046	11,944,058	10,786,743	11,317,499

The accompanying notes are an integral part of these consolidated financial statements. 2

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	Cost

Balance, December 31, 2001	6,000	$ 60	11,074,393	$110,744	(573,031)	$(2,099,373)	$163,252,616	$(157,368,178)	$ 3,895,869

Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(186,250)	—	(186,250)
Issuance of stock for settlement	—	—	358,547	3,585	—	—	797,553	—	801,138
Issuance of stock for employee stock purchase plan	—	—	15,902	159	13,617	49,839	(26,491)	—	23,507
Issuance of stock for 2001 employer 401K matching contribution	—	—	—	—	148,855	545,362	(364,440)	—	180,922
Issuance of stock for services	—	—	25,000	250	—	—	17,750	—	18,000
Conversion of convertible preferred stock	(6,000)	(60)	56,564	566	410,559	1,504,172	(1,504,678)	—	—
Preferred stock dividends	—	—	—	—	—	—	89,836	(89,836)	—
Net loss	—	—	—	—	—	—	—	(398,035)	(398,035)

Balance, September 30, 2002	—	$ —	11,530,406	$115,304	—	$ —	$162,075,896	$(157,856,049)	$ 4,335,151

The accompanying notes are an integral part of these consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30,
	2001	2002
Cash Flows from Operating Activities:
Net loss	$(5,079,529)	$ (398,035)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	250,096	204,608
Issuance of common stock for services	—	18,000
Changes in assets and liabilities,
Accounts receivable	(427,446)	(827,717)
Inventories	(743,478)	(163,336)
Other current assets	(20,791)	93,076
Accounts payable	(799,394)	(752,874)
Accrued liabilities	(1,097,642)	1,122,827
Deferred revenue	244,646	(26,258)

Net cash used in operating activities	(7,673,538)	(729,709)

Cash Flows from Investing Activities:
Purchases of property and equipment	(48,099)	(92,934)
Purchases of available-for-sale investments	(3,894,356)	—
Proceeds from sale of available-for-sale investments	7,826,561	—
Decrease in other assets	—	3,756

Net cash provided by (used in) investing activities	3,884,106	(89,178)

Cash Flows from Financing Activities:
Proceeds from employee stock purchase plan	64,866	23,507
Costs incurred related to issuance of common stock	(189,375)	(186,250)
Proceeds from the issuance of notes payable to related party	1,000,000	—
Payment on convertible debenture	(951,842)	(500,000)

Net cash used by financing activities	(76,351)	(662,743)

Net decrease in cash and cash equivalents	(3,865,783)	(1,481,630)
Cash and cash equivalents, beginning of the period	9,535,694	5,825,270

Cash and cash equivalents, end of the period	$ 5,669,911	$ 4,343,640

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ 60,243	$ 34,323

Supplemental Disclosure of Noncash Financing and Investing Activities:

Preferred stock accrued dividends and interest	$ 291,283	$ 89,836

Issuance of stock for employer 401(k) matching contribution	$ 164,327	$ 180,922

Issuance of stock for settlement	$ —	$ 801,138

The accompanying notes are an integral part of these consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

3.	INVENTORIES

Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2001	September 30, 2002
Raw materials	$1,489,330	$2,693,348
Work-in-process	292,404	461,169
Finished goods	1,925,094	715,647

	$3,706,828	$3,870,164

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2001	September 30, 2002
Machinery and equipment	$ 984,883	$ 997,562
Furniture and fixtures	1,352,932	1,433,187
Leasehold improvements	251,106	251,106

	2,588,921	2,681,855
Less: accumulated depreciation
and amortization	1,939,230	2,143,838

	$ 649,691	$ 538,017

5.	DEBENTURE

On March 13, 1997, the Company issued a $500,000, 6% convertible debenture due March 13, 2002. The convertible debenture had a conversion price of $77.00 and the debenture holder could convert no more than one-third of the debenture in any 30-day period. The Company accounted for this debenture at face value.

The Company entered into an agreement with the debenture holder to pay the $500,000 convertible debenture originally due March 13, 2002 in five equal monthly installments, beginning April 2002. As part of this agreement, the debenture holder no longer had the option to convert the debenture into common stock. As of September 30, 2002, the Company had fully paid the remaining balance of $500,000.

Palomar Medical Technologies, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

6.	SEGMENT AND GEOGRAPHIC INFORMATION

Product revenue from international sources were $1.6 million and $4.0 million for the three months ended September 30, 2001 and 2002, respectively, and $4.0 million and $8.3 million for the nine months ended September 30, 2001 and 2002, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three and nine months ended September 30, 2001 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

United States	35.9%	35.0%	52.8%	41.8%
Japan	24.9%	41.4%	24.2%	39.4%
Canada	12.5%	8.1%	6.4%	7.8%
Europe	0.0%	7.2%	0.0%	4.2%
Australia	16.0%	2.6%	8.0%	2.8%
Middle East	4.1%	3.5%	2.6%	2.3%
Asia/Pacific	6.5%	2.2%	4.8%	1.7%
Latin America	0.1%	0.0%	1.2%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

7.	STOCKHOLDERS’ EQUITY

Options to Purchase Common Stock. During the nine months ended September 30, 2002, the Company granted options to purchase 740,000 shares of the Company’s common stock at an exercise price of $0.91 to $0.97. During the nine months ended September 30, 2002, options to purchase 103,516 shares of the Company’s common stock were cancelled and no options were exercised.

Warrants to Purchase Common Stock. During the nine months ended September 30, 2002, no warrants were granted, exercised or cancelled.

Convertible Preferred Stock. The Company converted 6,000 shares of its Series F Preferred Stock including $2,267,553 of accrued dividends and interest into 467,123 shares of the Company’s common stock during the three months ended March 31, 2002.

Issuance of Stock for Settlement of Litigation. In connection with the settlement of litigation relating to Varljen v. H.J. Meyers, Inc., et. al, the Company delivered the balance owed under the settlement agreement and issued 358,547 shares of the Company’s common stock during the three months ended March 31, 2002.

Issuance of Stock for 401(k) Match. The Company issued 148,855 shares of its common stock held in treasury to the 401(k) Plan in satisfaction of the Company’s employer match for 2001 employee contributions during the three months ended March 31, 2002.

8.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share was determined by dividing net income (loss) attributable to common stock holders by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) attributable to common stock holders by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends

The Company’s net income (loss) per share for the three and nine months ended September 30, 2001 and 2002 is as follows:

Palomar Medical Technologies, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss)	$(2,579,391)	$ 119,256	$(5,079,529)	$ (398,035)
Preferred stock dividends	(98,818)	—	(291,283)	(89,836)

Net income (loss) attributable to common stockholders	$(2,678,209)	$ 119,256	$(5,370,812)	$ (487,871)

Basic net income (loss) per common share	$ (0.25)	$ 0.01	$ (0.50)	$ (0.04)

Diluted net income (loss) per common share	$ (0.25)	$ 0.01	$ (0.50)	$ (0.04)

Basic weighted average number of shares
outstanding	10,844,046	11,504,563	10,786,743	11,317,499

Effect of dilutive securities: stock options	—	439,495	—	—

Diluted weighted average number of shares
outstanding	10,844,046	11,944,058	10,786,743	11,317,499

For the nine-months ended September 30, 2001 and 2002, 6,068,526 and 6,131,639 shares, respectively, of certain outstanding stock options, stock warrants, convertible debt and preferred stock were not included in the diluted weighted average shares outstanding as they were antidilutive.

9.	COMPREHENSIVE INCOME (LOSS)

The Company records unrealized gains or losses on available-for-sale securities in other comprehensive income. Components of other comprehensive income (loss) for the three and nine-months ended September 30, 2001 and 2002, respectively, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss)	$(2,579,391)	$119,256	$(5,079,529)	$(398,035)
Unrealized (loss) gain on available-
for-sale investments	(3,333)	—	9,442	—

Comprehensive income (loss)	$(2,582,724)	$119,256	$(5,070,087)	$(398,035)

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a researcher and developer of proprietary light (both lasers and lamp) based systems for hair removal and other cosmetic treatments; as well as, the first company to obtain clearance from the FDA using laser systems for “permanent hair reduction.” Palomar’s light based hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnerships with Massachusetts General Hospital’s Wellman Laboratories and other centers, new indications are being tested to further advance the hair removal market and other cosmetic light based applications including fat reduction, acne treatment and skin rejuvenation.

Broad market acceptance of light based hair and tattoo removal and other cosmetic applications and further acceptance of the Palomar EsteLux™ lamp based system, the Palomar Q-Yag 5™ Q-Switched ND: Yag laser system and the Palomar SLP1000® diode laser system is critical to the Company’s success. These three systems, all of which have FDA clearance, cover a wide spectrum of cosmetic applications; the Palomar SLP1000® is the first diode laser system in the marketplace cleared for use on all skin types and has different hand pieces to be used in a variety of cosmetic applications including hair and vascular lesion removal; the Palomar EsteLux™ system is a fast, more compact and efficient lamp based system for both temporary and permanent hair reduction and pigmented and vascular lesion removal and the Palomar Q-Yag 5™ is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products and believes that the successful introduction and marketing of new products is critical to the Company's long-term success.

Significant Accounting Policies

The Company believes the following represent its significant accounting policies:

Revenue Recognition.  The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Royalty revenues are recognized upon receipt of cash payments.

Product Warranties.  Products sold are generally covered by a warranty for a period of one year or a certain number of shots fired. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, its warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross margin.

Inventory Reserves. As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of management’s forecasts of future product demand, any significant unanticipated changes in demand could have significant impact on the value of the Company’s inventory and the Company’s reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and nine months ended September 30, 2002 (in thousands, except for percentages):

	Three Months Ended September 30, 2001		Three Months Ended September 30, 2002		Nine Months Ended September 30, 2001		Nine Months Ended September 30, 2002

	Amounts	%	Amounts	%	Amounts	%	Amounts	%

Product revenue	$2,484	78%	$6,495	88%	$ 8,447	66%	$15,260	85%
Royalty revenue	718	22%	859	12%	4,409	34%	2,692	15%

Total net revenue	$3,202	100%	$7,354	100%	$12,856	100%	$17,952	100%

Product gross margin	$ 236	9%	$3,245	50%	$ 1,353	16%	$ 7,199	47%
Royalty gross margin	431	60%	516	60%	2,646	60%	1,615	60%

Total gross margin	$ 667	21%	$3,761	51%	$ 3,999	31%	$ 8,814	49%

Research & development	$1,725	54%	$1,155	16%	$ 4,783	37%	$ 3,295	18%
Selling & marketing	$ 763	24%	$1,647	22%	$ 2,620	20%	$ 3,816	21%
General & administrative	$ 822	26%	$ 833	11%	$ 2,405	19%	$ 2,241	12%

Revenue. Product revenues have increased during the three and nine-month periods ended September 30, 2002 in comparison to the same periods in 2001. Although product revenues have increased to $6.5 million from $2.5 million for the three months ended September 30, 2002 and 2001, respectively, and to $15.2 million from $8.4 million for the nine-month period ended September 30, 2002 and 2001, respectively, average end-user selling prices have decreased due to the change in the Company’s product mix. The leading contributor to product revenues in 2002 was the EsteLux, which has a significantly lower price point than the Company’s other products. Market acceptance of the EsteLux has been increasing every quarter since its introduction in September 2001. In 2001, the EsteLux made up a much smaller portion of total sales.

Royalty revenues increased to $859,000 from $718,000 for the three-months ended September 30, 2002 and 2001, respectively, and decreased to $2.7 million from $4.4 million for the nine-month period ended September 30, 2002 and 2001, respectively. This increase of $141,000 for the three-months ended September 30, 2002 in comparison to the same period in 2001 is attributed to a general strengthening in the product market for the Company’s licensees. However, the reduction in royalty revenue of $1.7 million for the nine-months ended September 30, 2002 in comparison to the same period in 2001 is attributable to the general softening that the aesthetic market has experienced in the first half of 2002 and a back-owed payment of $1.2 million, paid by one of the Company’s licensees in 2001, resulting from a royalty audit performed.

Gross Margin. Gross margins for the Company’s products increased during the three and nine-month periods ended September 30, 2002 in comparison to the same periods in 2001. Product gross margins increased to $3.2 million (50% of product revenues) from $236,000 (9% of product revenues) for the three months ended September 30, 2002 and 2001, respectively, and to $7.2 million (47% of product revenues) from $1.4 million (16% of product revenues) for the nine-month period ended September 30, 2002 and 2001, respectively. Contributing to this increase in product gross margins is a shift in product mix to a lower cost and higher gross margin product platform, which emphasize the Company’s focus on low cost products. Furthermore, this significant increase in gross margin in 2002 was offset by additional warranty costs of $150,000, recognized in the third quarter of 2002, associated with issues related to some of the Company’s prior generation products.

Gross margins for the Company’s royalty revenues has increased to $516,000 from $431,000 for the three months ending September 30, 2002 and 2001, respectively, and has decreased to $1.6 million from $2.7 for the nine-months ended September 30, 2002 and 2001, respectively. As a percentage of royalty revenues, royalty gross margin was consistent at 60% for all periods presented as the Company pays a fixed 40% of royalty income to its licensor. This increase in royalty gross margin for the three-months ended September 30, 2002 in comparison to the same period in 2001 is attributed to a general strengthening in the aesthetic market for the Company’s licensees. However, the reduction in royalty gross margin for the nine-months ended September 30, 2002 in comparison to the same period in 2001 is attributable to the general softening that the aesthetic market experienced in the first half of 2002 and a back-owed payment which contributed $720,000 to royalty gross margin, paid by one of the Company’s licensees in 2001, resulting from a royalty audit performed.

Research and Development Costs. Research and development costs decreased to $1.2 million (16% of revenues) from $1.7 million (54% of revenues) for the three-months ended September 30, 2002 and 2001, respectively, and decreased to $3.3 million (18% of revenues) from $4.8 million (37% of revenues) for the nine-months ended September 30, 2002 and 2001, respectively. These decreases in both dollars and as a percentage of revenues are a direct result of increased revenues as well as the investments that the Company has made in prior periods in the development of product platforms. These platforms have allowed the Company to introduce new applications by developing new hand pieces and other complimentary features. The Company continues its development of new product platforms. The spending on research and development reflects the Company’s commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the field of light based hair removal and pigmented and vascular lesion removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, the Company is developing products to address dermatology and cosmetic conditions other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

Selling and Marketing Costs. Selling and marketing costs increased to $1.6 million (22% of revenues) from $763,000 (24% of revenues) for the three-months ended September 30, 2002 and 2001, respectively, and increased to $3.8 million (21% of revenues) from $2.6 million (20% of revenues) for the nine-months ended September 30, 2002 and 2001, respectively. These increases are associated with direct sales force and international commissions, upfront costs associated with both international and domestic sales force and distribution channel expansion and additional marketing expenses attributed to the Company’s increase in product revenues.

General and Administrative Costs. General and administrative costs increased to $833,000 (11% of revenues) from $822,000 (26% of revenues) for the three-months ended September 30, 2002 and 2001 respectively, and decreased to $2.2 million (12% of revenues) from $2.4 million (19% of revenues) for the nine-month period ending September 30, 2002 and 2001, respectively. Although general and administrative costs decreased through improved cost management over the nine-month period ended September 30, 2002 in comparison to the same period ended in 2001, the Company incurred additional legal expenses during the three-month period ended September 30, 2002 in comparison to the same period in 2001. These additional legal costs are a direct result from aggressively enforcing the Company’s patent position against infringers.

Interest Income. Interest income has decreased to $22,000 from $81,000 for the three-months ended September 30, 2002 and 2001, respectively, and has decreased to $57,000 from $668,000 for the nine-months ended September 30, 2002 and 2001, respectively. These decreases are primarily from lower interest income due to lower cash balances invested and lower interest rates in 2002 as compared to the same periods in 2001.

Interest Expense. Interest expense increased to $29,000 from $18,000 for the three-months ended September 30, 2002 and 2001, respectively, and increased to $87,000 from $65,000 for the nine-months ended September 30, 2002 and 2001, respectively. These increases are due to a higher average debt balance in 2002 as a result of the note payable to a related party as compared to 2001.

Other income. Other income increased to $168,000 from $127,000 for the nine-months ended September 30, 2002 and 2001, respectively. Other income is attributable to payments received from a previously written-off note receivable and equity investment.

Income Taxes. The Company has not recorded a provision for income taxes, as the Company believes that a tax provision or benefit will not be required for the fiscal year ending December 31, 2002.

Liquidity and Capital Resources

As of September 30, 2002, the Company had $4.3 million in cash and cash equivalents. The continued, successful sales and marketing of the Company’s products, the introduction of new products and the continued on-going royalty stream will be critical to the Company’s future liquidity.

Lumenis, Inc. failed to make the royalty payment due October 30, 2002 for sales of their Lightsheer™ diode laser system for the quarter ended, September 30, 2002. See Part II other information, Item 1 Legal Proceedings in this form 10-Q for more details. A loss or reduction in the Company’s on-going royalty stream could have a material adverse effect on our business and financial condition, affect future liquidity and prevent the Company from achieving and maintaining profitability.

The Consolidated Statements of Cash Flows reflect events in the first nine months of 2002 and 2001 as they affect the Company’s liquidity. A net use of cash from operating activities was $730,000 in the 2002 period as compared to $7.7 million in 2001. Other than the significant decrease in net loss items, positively affecting cash flows for the 2002 period were depreciation and amortization, increases in other current assets and accrued liabilities. Negatively impacting operating cash flows in 2002 were decreases in accounts receivable, inventories, accounts payable and deferred revenue. Positively affecting cash flows for the 2001 period were depreciation and amortization and deferred revenue. Negatively impacting operating cash flows in 2001 were decreases in accounts receivable, inventories, other current assets, accounts payable and accrued liabilities.

Net cash from investing activities used cash of $89,000 in 2002 and provided cash of $3.8 million in 2001. Positively affecting cash flows from investing activities for the 2002 period was an increase in other assets. Negatively affecting cash flows from investing activities for 2002 were purchases of property and equipment. Positively affecting cash flows from investing activities for 2001 was proceeds from the sale of available-for-sale investments. Negatively affecting cash flows from investing activities for the 2001 were purchases of property and equipment and purchases of available- for-sale investments.

Net cash from financing activities used cash of $663,000 in 2002 and $76,000 in 2001. Positively affecting cash flows from financing activities for 2002 was proceeds from employee stock purchase plan. Negatively affecting cash flows from financing activities for the 2002 were costs incurred related to the issuance of common stock and payments on convertible debenture. Positively affecting cash flows from financing activities for 2001 were proceeds from employee stock purchase plan and proceeds from the issuance of notes payable to related party. Negatively affecting cash flows from financing activities for 2001 were costs incurred related to the issuance of common stock and payments on convertible debenture.

The Company anticipates that capital expenditures for 2002 will total $125,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing.

Statement under the Private Securities Litigation Reform Act

In addition to the other information in this Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts and other information provided by the Company and its employees from time to time may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC. Our actual results could differ materially from those suggested in such forward-looking statements due to the risk factors identified below and other factors including, without limitation, risks concerning the timing of new product introductions, financing of future operations, the Company’s research partnerships, manufacturing risks, variations in our quarterly results, enforcement of intellectual property rights by us and our competitors, the occurrence of unanticipated events and circumstances, and general economic conditions, including stock market volatility. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

RISK FACTORS

Our future revenue depends on our successfully developing and marketing new products.

Light based technology is rapidly changing and improving. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, enhance existing products, and achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. In addition, the market for hair removal light based devices may already be saturated. At present, broader market acceptance of light based hair removal is critical to our success. We intend to continue to diversify our product line by developing cosmetic light based products for uses other than hair and tattoo removal and treatment of pigmented and vascular lesions, but there can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all.

We face intense competition from companies with superior financial, marketing and other resources.

The light based hair removal industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing and servicing of light based hair removal devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than we do. Some of our competitors are able to sell light based hair removal devices at prices significantly below the prices at which we sell our products. In addition, as a result of the Star sale to Coherent and its subsequent re-sale to Lumenis, Lumenis is now a stronger competitor and we have had to find new ways to distribute our products. Our products also face competition from medical products and procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or medical procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

We may need to secure additional financing, and our former auditors have expressed doubt about our ability to continue as a going concern.

Although the Company has generated a profit for the previous two quarters, the Company has a history of losses. As a result, the report of our former independent public accountants in connection with our Consolidated Balance Sheets as of December 31, 2000 and 2001, and the related Consolidated Statements of Operations, Stockholders’ Equity (Deficit) and Cash Flows for the three years ended December 31, 2001 includes an explanatory paragraph stating that our recurring losses, and cash flow from operations raise substantial doubts about our ability to continue as a going concern. We may have to secure additional financing to complete our research and development activities, commercialize our current and proposed light based products, and fund ongoing operations. However, there can be no assurance that such financing will be obtained. We may also determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of operations or expansion. Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness.

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

We develop light based systems that incorporate third-party components. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small, specialized vendors that are not well capitalized. A disruption in the delivery of these key components could have an adverse effect on our business. We depend on an acceptable level of reliability for purchased components. Reliability below expectations for key components could have an adverse affect on inventory and inventory reserves.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Our new products may not be able to obtain the necessary clearances in order to sell them.

All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be introduced into the market, we must obtain clearance from the FDA. We have modified some of our products under letters to file. The FDA could retroactively decide that the modifications require 510(k) or PMA clearance and may force us to cease marketing and/or recall the modified products. Our products may also be subject to state regulations, which are, in many instances, in flux. Changes in state regulations may enhance or impede sales. Our products are subject to similar regulations in our major international markets. Complying with these regulations is necessary for our strategy of expanding the markets for and sales of our products into these countries. Compliance with the regulatory clearance process in any country is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all. Regulatory clearances may necessitate clinical testing, limitations on the number of sales and limitations on the type of end user, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests.

Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis. As a result in some states, non-physicians may operate our product. However, a state could disagree with the Company’s decision to sell to a particular type of end user. Similar risks apply to our international markets. The purchase and use of our products by non-physicians may result in their misuse, which could harm our reputation and expose us to costly product liability litigation.

We are dependent on third-party researchers.

We are substantially dependent upon third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf. We are also substantially dependent upon third-party researchers to grant us licensing terms, which may or may not be favorable for products and technology, which they may develop. At present, our principal research partner is the Wellman Laboratories of Photomedicine at Massachusetts General Hospital. We provide research funding, light technology and optics know-how in return for licensing rights with respect to specific medical applications and patents. Our success will be highly dependent upon the results of this research. We cannot be sure that third-party researchers will agree with the Company’s interpretation of the terms of our agreements or that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

Our common stock could be further diluted as the result of outstanding, convertible securities, warrants and options.

In the past, we have issued and still outstanding convertible securities in the form of warrants in order to raise money and for payment of certain consulting arrangements. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. These outstanding convertible securities could dilute our stockholders and could adversely affect the market price of our common stock.

Our proprietary technology has only limited protections.

Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and third-parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which does not infringe our patents.

We could become subject to claims by third-parties regarding intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. The light based hair removal industry in particular is characterized by the large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Because our resources are limited and patent applications are maintained in secrecy for a period of time, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement, regardless of merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the light based industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

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

Lumenis, Inc. failed to make the royalty payment due October 30, 2002 for sales of their Lightsheer™ diode laser system for the quarter ended, September 30, 2002. See Part II other information, Item 1 Legal Proceedings in this form 10-Q for more details. A loss or reduction in the Company’s on-going royalty stream could have a material adverse effect on our business and financial condition, affect future liquidity and prevent the Company from achieving and maintaining profitability.

We face risks associated with pending litigation.

We are involved in disputes with third-parties. Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Any adverse result in litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Our products are and will continue to be designed and manufactured with numerous safety features, but it is possible that consumers could be adversely affected by use of one of our products. Further, in the event that any of our products prove to be defectively designed and manufactured, we may be required to recall and redesign such products. Although we have not experienced any material losses due to product liability claims to date, there can be no assurance that we will not experience such losses in the future. We maintain general liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate and maintain umbrella coverage in the aggregate amount of $25 million; however, there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred. In the event we are found liable for damages in excess of the limits of our insurance coverage or if any claim or product recall results in significant adverse publicity against us, our business, financial condition and results of operations could be materially and adversely affected. In addition, although our products have been and will continue to be designed to operate in a safe manner, and although we attempt to educate customers with respect to the proper use of our products, misuse of our products by personnel over whom we cannot exert control may result in the filing of product liability claims or significant adverse publicity against us.

We face risks of obsolete inventory as a result of rapid changes in technology.

We operate in an industry that is subject to rapid changes in technology and intense competition, which could make our light based systems obsolete. If forecasted demand decreases, we could have excess inventories, which could obsolete certain product lines and result in a write-off of some or our entire inventory.

We face risks associated with revenues.

There can be no certainty as to the severity or duration of the current economic downturn and its impact on our future revenues.

We face risks associated with product warranties.

We could incur substantial costs as a result of product failures for which the Company is responsible under warranty obligations.

We face risks associated with liquidity and capital resources.

There can be no assurance that we will not require additional financing to fund our operations or that such additional funding, if needed, will be available on terms acceptable to us or at all.

We may be unable to generate sufficient revenues to achieve profitability.

There can be no assurance that our revenues will increase or that we will generate sufficient revenues to achieve or sustain profitability. While we strive to minimize the Company’s business expenses, we will continue to have large fixed expenses and we expect to continue to incur significant sales and marketing, product development, customer support and service, administrative, legal and other expenses. As a result, we need to generate a significant amount of revenue to achieve and maintain profitability.

We face risks associated with selling more than half of our products and services internationally.

We sell more than half of our products and services outside of the United States and Canada and expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign regulating approvals for products may occur.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to the Company, our employees, facilities, partners, suppliers, distributors, resellers, or customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of September 30, 2002 due to their short-term nature. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments. The Company’s currency exchange rate fluctuations has been and is expected to continue to be modest since the Company sells its products in United States currency.

Item 4. Controls and Procedures

Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Joseph P. Caruso, our President and Chief Executive Officer, and Paul Weiner, our Vice President and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Caruso and Weiner concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position.

The Company is the exclusive licensee of U.S. Patent Nos. 5,595,568 and 5,735,844 (“the ‘568 and ‘844 patents”) from Massachusetts General Hospital. Pursuant to a Patent License Agreement dated December 7, 1998, Lumenis, Inc. pays the Company a 7.5% royalty on net sales of the LightSheer™ diode laser system. As of the quarter ended September 30, 2002 the Company received approximately $3.6 million dollars in royalties from Lumenis for sales of the LightSheer system. On October 24, 2002, Lumenis told the Company that it would no longer pay royalties for sales of the LightSheer system and filed a complaint in the United States District Court for the Northern District of California seeking a declaratory judgement that the ‘568 and ‘844 patents are invalid and/or unenforceable and not infringed by any Lumenis products. The Company believes that Lumenis' claims are without merit and on October 29, 2002, the Company filed a complaint in the Middlesex County Superior Court in Massachusetts against Lumenis for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Massachusetts General Laws Chapter 93A. Neither Lumenis nor the Company has served their respective complaints on each other. The parties are in negotiations in an attempt to settle the matter as an alternative to litigation.

On February 15, 2002, the Company commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical Inc. (“Altus”) seeking both monetary damages and injunctive relief. The complaint alleges Altus’ CoolGlide and CoolGlide Excel laser systems willfully infringe a U.S. patent No. 5,735,844, which is exclusively licensed to the Company by The General Hospital Corporation (“General”). General has been added as a plaintiff in this lawsuit. Altus answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. The Company and General filed a reply denying the material allegations of the counterclaims. The Company and General have further alleged that Altus’ CoolGlide Vantage laser system also willfully infringes the asserted patent. A trial date has not yet been set.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits furnished:

99.1 — Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 — Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002	Palomar Medical Technologies, Inc. (Registrant) By: /s/ Louis P. Valente ———————————————————— Louis P. Valente Chairman of the Board of Directors
Date: November 12, 2002	By: /s/ Joseph P. Caruso ———————————————————— Joseph P. Caruso President, Chief Executive Officer and Director
Date: November 12, 2002	By: /s/ Paul S. Weiner ———————————————————— Paul S. Weiner Chief Financial Officer

21

Certifications

I, Joseph P. Caruso certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palomar Medical Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date” ); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 ———————	By: /s/ Joseph P. Caruso —————————————— Joseph P. Caruso President, Chief Executive Officer and Director

22

I, Paul S. Weiner certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palomar Medical Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date” ); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 ———————	By: /s/ Paul S. Weiner —————————————— Paul S. Weiner Chief Financial Officer

23