Form 10-K
period 2002-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2003-03-27
CIK 881695

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

Commission file number: 0-22340

PALOMAR MEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3128178 (I.R.S. Employer Identification No.)

82 Cambridge Street Burlington, MA (Address of principal executive offices)	01803 (Zip Code)

(781) 993-2300
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Class Not Applicable	Name of each exchange on which registered Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting shares (based upon the closing price reported by Nasdaq on June 28, 2002) of Palomar Medical Technologies, Inc., held by nonaffiliates was $8,596,026. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

As of March 14, 2003, 13,191,418 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed prior to April 30, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

SIGNATURES	49

CERTIFICATIONS	50

- ii -

PART I

Item 1.            Business

(a)       Introduction

Palomar Medical Technologies, Inc. (the “Company” or “Palomar”) was organized in 1987 to design, manufacture and market lasers and other light based products, delivery systems and related disposable items for use in medical and cosmetic procedures. In December 1992, the Company filed its initial public offering. Subsequently, the Company pursued an acquisition program, acquiring companies in its core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets. By the beginning of 1997, the Company had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market its EpiLaser® ruby laser hair removal system in March 1997, the Company was well positioned to focus on what it believed was the most promising product in its core laser business. Hence, under the direction of a new Board and management team, the Company undertook a program in 1997, which was completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses, which it believed, held the greatest promise for maximizing stockholder value. The Company’s exclusive focus then became the use of lasers and other light based products in dermatology and cosmetic procedures.

In December 1997 and January 1998, respectively, Palomar was the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer™ diode laser system manufactured by Star Medical Technologies, Inc. (“Star”), a former subsidiary of Palomar. The LightSheer was the first generation of high-powered diode lasers designed for hair removal, which incorporated patented technology licensed exclusively to Palomar.

On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Coherent, Inc. to sell all of the issued and outstanding common stock of Palomar’s subsidiary, Star. The Company completed the sale of Star to Coherent Inc. on April 27, 1999 (Coherent Medical Group, a former subsidiary of Coherent, was subsequently sold to ESC Medical, now known as “Lumenis, Inc.” and hereinafter “Lumenis”).

As of February 14, 2003, the Company entered into a Development and License Agreement with The Gillette Company (“Gillette”) to complete development and commercialize a home-use, light-based hair removal device for women. The device is protected by multiple patents within Palomar’s patent portfolio.

Currently, the Company has two operating subsidiaries, Palomar Medical Products, Inc. (“PMP”) and Esthetica Partners, Inc. (formerly Cosmetic Technology International, Inc. and hereinafter “Esthetica”). PMP, located at the Company’s headquarters in Burlington, Massachusetts, oversees the manufacture and sale of the Company’s laser and other light based systems currently on the market. Esthetica is also based in Burlington, Massachusetts. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”)

(b)       Financial Information About Industry Segments

The Company conducts business in one industry segment, medical and cosmetic products and services.

(c)       Description of Business

(i)     Principal Products

The Company researches, develops, manufactures, markets, sells and services lasers and other light based products used to perform procedures addressing patients’ medical and cosmetic concerns. The Company offers a comprehensive range of products based on proprietary technologies that focus on laser and other light based applications including but not limited to:

•         Hair removal

•         Non-invasive treatment of facial and leg veins and other benign vascular lesions, such as Rosacea

•         Removal of benign pigmented lesions such as age and sun spots

•         Tattoo removal

•         Other skin treatments

Market surveys report that the great majority of men and women in the United States and many other parts of the world employ one or more techniques for temporary hair removal from various parts of the body, including waxing, depilatories, tweezing, shaving, and electrolysis. Benefits of Palomar’s laser and other light based hair removal processes, as compared to such hair removal techniques, include significantly longer-term cosmetic improvement and, as compared to other light based hair removal devices, treatment of larger areas in each treatment session, procedures that are relatively painless and non-invasive, reduced risk of scarring and cross-contamination, and better efficacy rates.

EsteLux. During 2001, Palomar received FDA clearance to market and sell the Palomar EsteLux™ Pulsed Light System. The EsteLux system has the fastest coverage rate, a long pulsewidth and SpectruMax™ filtering. It combines the latest flashlamp technology with simple, streamlined engineering and is both effective and economical. The system features a large spot size that makes the system effective when treating large areas such as legs and backs as well as a wide spectrum of wavelengths (500-1400 nm). In addition, the EsteLux’s effective fluence is increased by Palomar’s Photon Recycling process, which captures light scattered out of the skin during treatments and redirects it back into the treatment target. The EsteLux can treat a patient’s back or a pair of legs in approximately 30 minutes, and a smaller area, such as the underarms, in even less time. The system’s simple operation opens its applications to a wider band of worldwide users.

In 2002, Palomar offered four handpieces for the EsteLux system: LuxY™, LuxG™, LuxR™ and LuxRs™. These four handpieces emit pulses of intense light to treat unwanted hair, solar lentigo (sunspots), Rosacea, actinic bronzing, spider veins, birthmarks, telangiectasias and more. The LuxY handpiece, which is sold with the EsteLux, is used for hair removal for large body areas and for pigmented lesion treatments. The LuxG handpiece delivers the RejuveLux™ process - photofacial treatments that remove pigmented and vascular lesions while improving skin tone and texture. The LuxR handpiece can be used for hair removal treatments for all skin types, from the fairest to the darkest, including deep tans. The LuxRs handpiece treats all skin types, but packs concentrated power into each pulse for permanency, to remove hair in fewer treatments. With these complimentary handpieces, the EsteLux system is one of the most affordable and multifaceted systems in the market. In addition, Palomar is introducing new handpieces and the next generation EsteLux platform in 2003.

SLP1000. During 2000, Palomar received FDA clearance to market and sell the Palomar SLP1000® Diode Laser System. The SLP1000 is a high-powered diode laser that delivers energy over a relatively long time period using a technology called “Super Long Pulse Technology”. The SLP1000 system is the first diode laser using Super Long Pulse Technology and interchangeable handpieces to provide hair removal and vascular lesion treatments to virtually all skin types. In addition, the Palomar SLP1000 system is compact and easy to use. Furthermore, Palomar intends to introduce a new handpiece in 2003.

Q-YAG 5. During 2001, Palomar received FDA clearance to market and sell the Palomar Q-YAG 5™ system for tattoo and pigmented lesion removal. The Palomar Q-YAG 5 is a state-of-the-art, Q-switched, frequency-doubled Neodymium laser. This laser system allows users to switch between a 1064-nm single-wavelength beam and a 1064/532-nm mixed-wavelength beam. The combination of wavelengths allows users to treat a full spectrum of colors and inks, and the system’s design lowers costs and allows broader use of the instrument. The single 1064-nm wavelength is ideal for treating darker tattoo inks and dermal-pigmented lesions, such as Nevi of Ota. The mixed 1064/532-nm wavelength is better suited for brighter colors and epidermal-pigmented lesions, such as solar lentigines. In addition, the mixed wavelength permits brighter, more superficial and deeper and darker target areas to be treated simultaneously. The Palomar Q-YAG 5 incorporates the laser into the handpiece making it smaller and lighter than current systems, which is especially desirable for mobile and/or small physician offices. These attributes reduce the cost, increase the reliability of the system and eliminate costly optics and service problems that are common with other high power Q-Switched lasers.

RD-1200. The Company sells a Q-switched ruby laser for tattoo removal and treating pigmented lesions, the RD-1200™. The RD-1200 has been on the market for ten years. Intense competition in the medical device industry and market saturation for this type of laser have reduced RD-1200 sales over the last five years. In addition, there are less expensive products now available for this purpose. Palomar expects sales of this product to continue in 2003 at a low volume to foreign countries where the advantages of the RD-1200 for treatment of pigmented lesions is especially important. The Company expects to replace the RD1200 with the Q-YAG5 by the end of 2003.

E2000. During 1998, Palomar introduced its second-generation ruby laser, the Palomar E2000™ hair removal laser system; a product that was superior to hair removal lasers then available in a number of respects, including speed and efficacy. The Palomar E2000 was cleared by the FDA for permanent hair reduction. In 1999, the Company began the process of phasing out the E2000 product line, including fully reserving the inventory related to this product line. To date, the Company has discontinued selling the E2000 but continues to service the product line.

EpiLaser. During 1996, using the Company’s core ruby laser technology, originally developed for tattoo removal and pigmented lesions, the Company developed a long pulse ruby laser, the EpiLaser, that was specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with a patented cooling handpiece, allowed for safe and effective hair removal. In March 1997, Palomar was the first company to receive FDA clearance to sell and market a ruby laser (the EpiLaser system) in the U.S. for hair removal. The Palomar EpiLaser was cleared by the FDA for permanent hair reduction in March 1998. In 1999, the Company began the process of phasing out the EpiLaser product line, including fully reserving the inventory related to this product line. To date, the Company has discontinued selling the EpiLaser but continues to service the product line.

Distribution and Service. Palomar has changed its distribution method over the past few years to address changes in market conditions and composition of its product lines. The Company has continued and will continue to hire a number of direct sales representatives to support the Company’s current products as well as additional products to be introduced in 2003. The Company further intends to tailor distribution methods to different geographic regions and may include a combination of exclusive and non-exclusive distributors, independent representatives and a direct sales force. Palomar sells and services products through distributors internationally. In the United States and in certain other countries, Palomar provides service through its own service organization.

(ii)    Products Under Development

The Company is engaged in developing products for the dermatology and cosmetic market. Products under development include lasers and other light based products for the removal of unwanted hair, tattoos, pigmented lesions, leg vein and other vascular lesions, acne, fat, skin rejuvenation and wrinkles. Palomar performs its own research as well as with partners, including The General Hospital Corporation (“General”). Product development is performed by scientists and engineers at the Company’s headquarters. The Company splits its efforts between new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions and tattoos, and new products for markets, such as acne treatment, fat reduction and wrinkle removal.

As of February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. The device is protected by multiple patents within Palomar’s patent portfolio. This consumer hair removal device is expected to be safe and effective for use on women’s legs, underarms, bikini line and other areas where a woman might find it necessary to shave, apply hair-removal creams, or undergo waxing, electrolysis, or laser or other light-based professional treatments in a doctor’s office, clinic, spa or salon. Preliminary clinical results have demonstrated that a consumer’s periodic use of the device, once every few weeks, for example, can allow the consumer to achieve and maintain smooth, hair-free skin. These results indicate that use of the device is pain-free and safe for all skin types.

(iii)  Production, Sources and Availability of Materials

Palomar’s manufacturing operations are currently located in Burlington, Massachusetts. Palomar maintains control of and manufactures most key subassemblies in-house. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Each fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributor. The Company has obtained ISO 9001, 13485 and EN 46001 registration.

The Company depends and will depend upon a number of outside suppliers for components used in its manufacturing process. Most of Palomar’s components and raw materials are available from a number of qualified suppliers. If the Company’s suppliers are unable to meet the Company’s requirements on a timely basis, the Company’s production could be interrupted until the Company obtains an alternative source of supply. To date, the Company has experienced significant failures and delays in a critical raw material component required for the SLP 1000. Although the Company has received assurances from the critical component vendor that these failures and delays will be rectified in the near future, there can be no assurance that this situation will improve or that these failures and delays will be rectified. Further failures and delays could result in a material adverse affect on the value of certain inventory on hand and/or amounts reserved for warranty expense relating to the SLP 1000. The Company has not experienced any other delays in raw material for the Company’s products.

(iv)   Patents and Licenses

The Company’s success and ability to compete are dependent on its ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. The Company relies on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect its proprietary technology. These legal protections afford only limited protection for its technology. The Company presently has numerous issued patents and pending applications in the United States and in foreign countries. However, the Company cannot be certain that patents will be granted based on these or any other applications.

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

Management believes that none of the Company’s current products infringe upon valid claims of patents owned by third parties. However, there have been claims and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (See “Risk Factors.”)

In August 1995, the Company entered into an agreement with The General Hospital Corporation (“General”) whereby General agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine (“Clinical Trial Agreement”). In July 1999, the Company amended this agreement to extend its exclusive research relationship for an additional five years. In addition to removal or reduction of hair, the agreement has been expanded to include research and development in the fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used (hereinafter referred to, respectively, as “hair removal,” “fat removal,” “acne treatment,” and “skin rejuvenation” for simplicity).

The Company also entered into a License Agreement with General in August of 1995 through which the Company is the exclusive licensee of certain U.S. and foreign issued patents and pending patent applications in the field of hair reduction and/or removal, including U.S. Patent Nos. 5,595,568 and 5,735,844 and European Patent No. 0 806 913 B1. Under the Clinical Trial Agreement and a Joint Patent Agreement many joint patent applications have been filed. The Company is a joint owner of such joint patent applications and through the License Agreement the Company is an exclusive licensee in the field of hair reduction and/or removal. On February 18, 2003, the Company and General signed a fourth amendment to the License Agreement, providing the Company with exclusive licenses in all fields to existing and future joint patents and applications provided the Company meets certain due diligence obligations. The Company has the right to sublicense patents licensed to it under the License Agreement. The Company currently licenses three competitors to U.S. Patent Nos. 5,595,568 and 5,735,844 and foreign counterparts, and the Company licenses , Gillette, to those patents and other patents for the development and commercialization of a home-use, light-based hair removal device for women. The Company pays General royalties on sales of Company’s products covered by these licensed patents and a percentage of the royalties the Company receives from its sublicensees.

(v)    Seasonal Influences

There is no significant seasonal influence on the Company’s sales.

(vi)   Working Capital

There are no special inventory requirements, return rights, or credit terms extended to customers that would have a material adverse effect on the Company’s working capital.

(vii)   Dependence on a Single Customer

For the years ended December 31, 2000, 2001 and 2002, the Company had two customers that accounted for 36%, 27% and 34% of net sales, respectively. At December 31, 2000, 2001 and 2002, these customers accounted for 7%, 15% and 27% of trade receivables outstanding, respectively.

(viii)   Backlog

The Company’s backlog of firm orders for its continuing operations at December 31, 2001 and 2002 was approximately $275,000 and $272,000, respectively.

(ix)   Government Contracts

Not applicable.

(x)    Competition

The market in which the Company is engaged is subject to intense competition and rapid technological change. Some of the Company’s competitors have greater financial, marketing, and technical resources than that of the Company; moreover, some competitors have developed, and others may attempt to develop, products with applications similar to that of the Company. The Company expects that there may be further consolidation of companies within the light based industry via acquisitions, partnering arrangements or joint ventures. The Company competes primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service and support. To remain competitive, the Company will be required to continue to develop new products and periodically enhance its existing products. (See “Risk Factors.”)

(xi)   Research and Development

Palomar’s research and development goals in the field of light based hair removal are to design systems that (1) permit effective treatment and rapid treatment of large areas, (2) have high gross profits, and (3) are manufactured at a low cost, thus addressing broader markets. Furthermore, Palomar aims to address dermatological and cosmetic procedure markets other than hair, including the fields of acne treatment, fat removal, skin rejuvenation and wrinkle removal.

During fiscal 2000, 2001 and 2002, the Company incurred approximately $7.9 million, $6.0 million and $4.4 million, respectively, on research and development programs. Due to the intense competition and rapid technological changes in the light based industry, the Company believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology. (See “Risk Factors” and Note 3 to Financial Statements.)

(xii)   Environmental Protection Regulations

The Company and its products may be subject to federal, state, local or foreign regulations relating to health and safety, environmental matters, quality assurance, and the like. The Company’s compliance with the laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment does not have a material effect on its ongoing operations. The Company has not made any material expenditures for environmental control facilities.

(xiii)   Number of Employees

As of December 31, 2002, the Company employed 92 persons. The Company is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

(d)       Financial Information About Exports by Domestic Operations

Aggregate export sales for the Company’s continuing operations were approximately $3.9 million for 2000, $6.0 million for 2001 and $12.3 million for 2002. (See Notes 1 and 2 to Consolidated Financial Statements.)

Item 2.            Properties

The Company occupies approximately 44,000 square feet of office, manufacturing and research space in Burlington, Massachusetts under a lease expiring in August 2009. The Company believes that this facility is in good condition and is suitable and adequate for its current operations.

In the fourth quarter of 2001, the Company announced a workforce reduction and closed its 4,000 square foot research space in Livermore, California. The lease at the Livermore facility expired in December 2001.

Item 3.            Legal Proceedings

The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position.

The Company is the exclusive licensee of U.S. Patent Nos. 5,595,568 and 5,735,844 (“the ‘568 and ‘844 patents”) from The General Hospital Corporation (“General”). Pursuant to a Patent License Agreement dated December 7, 1998, Lumenis paid the Company a 7.5% royalty on net sales of the LightSheer diode laser system. As of the quarter ended September 30, 2002, the Company received approximately $3.6 million dollars in royalties from Lumenis for sales of the LightSheer system. On October 24, 2002, Lumenis told the Company that it would no longer pay royalties for sales of the LightSheer system and filed a complaint in the United States District Court for the Northern District of California seeking a declaratory judgment that the ‘568 and ‘844 patents are invalid and/or unenforceable and not infringed by any Lumenis products. The Company believes that Lumenis’ claims are without merit, and on October 29, 2002, the Company filed a complaint in the Middlesex County Superior Court in Massachusetts against Lumenis for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Massachusetts General Laws Chapter 93A. On February 14, 2003, the Company terminated the Patent License Agreement. The parties are in negotiations in an attempt to settle the matter as an alternative to litigation.

On February 15, 2002, the Company commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc. (“Altus”) seeking both monetary damages and injunctive relief. The complaint alleges Altus’ CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to the Company by General. General has been added as a plaintiff in this lawsuit. Altus answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. The Company and General filed a reply denying the material allegations of the counterclaims. The Company and General have further alleged that Altus’ CoolGlide Vantage laser system also willfully infringes the asserted patent. Discovery on claim construction is scheduled to close by April 11, 2003, and a Markman hearing on claim construction has been set for June 12, 2003. A trial date has not yet been set.

(See “Risk Factors.”)

Item 4.            Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) under the symbol PMTI. The following table sets forth the high and low bid prices quoted on Nasdaq for the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

	Fiscal Year 2002

	High	Low

Quarter Ended March 31, 2002	$1.2400	$0.7000
Quarter Ended June 30, 2002	1.2000	0.7800
Quarter Ended September 30, 2002	1.6100	0.7100
Quarter Ended December 31, 2002	1.4600	0.8100

	Fiscal Year 2001

	High	Low

Quarter Ended March 31, 2001	$2.0000	$1.3130
Quarter Ended June 30, 2001	2.3800	1.0000
Quarter Ended September 30, 2001	2.8100	1.5600
Quarter Ended December 31, 2001	1.8000	1.0400

As of February 28, 2003, the Company had 4,682 holders of record of common stock. This does not include holdings in street or nominee names.

The Company has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. The Company intends to retain substantially all earnings to finance the operations of the Company. The Company may buy back shares of its common stock on the open market from time to time.

Item 6.            Selected Financial Data

The following table sets forth selected consolidated financial and other information on a historical basis for the Company and its subsidiaries as of and for each of the fiscal years in the five-year period ended December 31, 2002. Pursuant to Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the 1998 consolidated financial statements of the Company have been reclassified to reflect the dispositions of its subsidiaries that comprise the electronics segment. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements.

Selected Financial Data
(In thousands, expect per share data)

	Years Ended December 31,

	1998	1999	2000	2001	2002

Consolidated Statements of Operations Data:

Revenues	$44,514	$24,251	$13,176	$16,654	$25,418
Gross profit	21,463	8,741	2,647	5,302	13,070
Operating expenses (income)	30,897	(24,297)	13,176	12,042	13,212
Income (loss) from operations	(9,434)	33,038	(10,529)	(6,739)	(142)
Income (loss) from continuing operations	(9,967)	25,501	(8,875)	(5,471)	39
Cumulative effect of change in accounting method	—	—	(712)	—	—
Net loss from discontinued operations	(2,624)	(435)	—	—	—
Net income (loss)	(12,591)	25,066	(9,587)	(5,471)	39
Basic net income (loss) per common share:
Continuing operations	$(1.26)	$2.48	$(0.90)	$(0.54)	$0.00
Cumulative effect of change in accounting method	—	—	(0.07)	—	—
Discontinued operations	(0.29)	(0.04)	—	—	—

Total basic net income (loss) per common share	$(1.55)	$2.44	$(0.97)	$(0.54)	$0.00
Basic weighted average number of common shares outstanding	8,981	10,153	10,247	10,805	11,372

Diluted net income (loss) per common share:
Continuing operations	$(1.26)	$2.39	$(0.90)	$(0.54)	$0.00
Cumulative effect of change in accounting method	—	—	(0.07)	—	—
Discontinued operations	(0.29)	(0.04)	—	—	—

Total diluted net income (loss) per common share	$(1.55)	$2.35	$(0.97)	$(0.54)	$0.00
Diluted weighted average number of common shares outstanding	8,981	10,776	10,247	10,805	11,582

Consolidated Balance Sheet Data:

Working capital	$(6,004)	$18,347	$8,864	$2,944	$3,934
Total assets	23,526	34,843	21,000	13,171	13,398
Long-term debt	3,150	1,622	500	—	—
Stockholders’ equity (deficit)	(5,399)	18,510	9,365	3,896	4,718

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)       Overview

The Company is a researcher and developer of proprietary light based systems for hair removal and other cosmetic treatments; as well as, the first company to obtain clearance from the FDA for using laser systems for “permanent hair reduction.” Palomar’s light based hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnerships with The General Hospital Corporation (“General”) and other centers, new indications are being tested to further advance the hair removal market and other cosmetic light based applications including fat reduction, acne treatment and skin rejuvenation.

Broad market acceptance of light based hair and tattoo removal and other cosmetic applications and further acceptance of the Palomar EsteLux System, the Palomar Q-Yag5 System and the Palomar SLP1000 System are critical to the Company’s success. These systems, all of which have FDA clearance, cover a wide spectrum of cosmetic applications; the Palomar SLP1000 is the first diode laser system in the marketplace cleared for use on all skin types and has different handpieces for hair and vascular lesion removal; the Palomar EsteLux system is a fast, more compact and efficient lamp based system for both temporary and permanent hair reduction and pigmented and vascular lesion removal and the Palomar Q-Yag 5 is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products and believes the successful introduction and marketing of new products is critical to the Company’s long-term success.

As of February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. The device is protected by multiple patents within Palomar’s patent portfolio.

(b)           Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Royalty revenues are recognized upon receipt of cash payments.

Allowance for Doubtful Accounts. The Company maintains an allowance for losses resulting from the inability of its customers to make required payments. The Company regularly evaluates the collectibility of its trade receivables based on a combination of factors, which may include dialogue with the customer to determine cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to the Company, the Company records a specific allowance to reduce the related receivable to the amount that the Company expects to recover given all information present.

Inventory Reserves. As a designer and manufacturer of high technology equipment, the Company may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. The Company’s policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of management’s forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and the Company’s reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s reserves are intended to reduce the carrying value of its inventory to its net realizable value.

Product Warranties. Products sold are generally covered by a warranty for a period of one year. The Company accrues a warranty reserve at the time of revenue recognition for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, its warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross profit.

(c)            Results of Operations

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the years ended December 31, 2000, 2001 and 2002, respectively (in thousands, except for percentages):

	Years Ended December 31,

	2000		2001		2002

	Amounts	%	Amounts	%	Amounts	%

Product revenues	$8,781	67%	$11,158	67%	$22,548	89%
Royalty revenues	4,395	33%	5,496	33%	2,869	11%

Total revenues	13,176	100%	16,654	100%	25,417	100%

Product gross profits	10	0%	2,004	18%	11,349	50%
Royalty gross profits	2,637	60%	3,298	60%	1,721	60%

Total gross profits	2,647	20%	5,302	32%	13,070	51%

Research & development	7,851	60%	6,045	36%	4,359	17%
Selling & marketing	3,154	24%	3,504	21%	5,785	23%
General & administrative	3,866	29%	2,492	15%	3,067	12%

(i) Year Ended December 31, 2002, Compared to the Year Ended December 31, 2001

Revenues. For the year ended December 31, 2002, product revenues increased to $22.5 million, as compared to $11.2 million for the same period in 2001. Product revenues increased by 101% from December 31, 2001, to December 31, 2002, and the leading contributor was the increase sales of the EsteLux and its additional handpieces, which have significantly lower price points than the Company’s other products. Market acceptance of the EsteLux has been increasing every quarter since its introduction in September 2001.

For the year ended December 31, 2002, royalty revenues decreased to $2.9 million as compared to $5.5 million for the same period in 2001. This decrease of $2.6 million, or 47%, is attributed to the general softening that the aesthetic market has experienced in the first half of 2002 and Lumenis’ failure to make a royalty payment in the fourth quarter of 2002 (see Item 3, Legal Proceedings). In addition, 2001 includes a non-recurring, back-owed payment of $1.2 million received by the Company, resulting from a royalty audit.

Gross Profits. Gross profit for product revenue for the year ended December 31, 2002 was $11.3 million, 50% of revenues, as compared to $2.0 million, 18% of revenues, for the year ended December 31, 2001. Contributing to this increase in product gross profits is a shift in product mix to a lower cost and higher gross profit product platform, which emphasizes the Company’s focus on low cost products. Furthermore, this significant increase in gross profit in 2002 was offset by additional warranty costs of approximately $150,000, recognized in the third quarter of 2002, associated with the failures and delays in a critical raw material component required for the SLP 1000.

Gross profits for the Company’s royalty revenues have decreased to $1.7 million for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. As a percentage of royalty revenues, royalty gross profit was consistent at 60% for all periods presented as the Company pays a fixed 40% of royalty income to its licensor. This decrease in royalty gross profit for the year ended December 31, 2002, in comparison to the same period in 2001 is attributed to a general softening in the aesthetic market for the Company’s licensees in the first half of 2002, the failure to make royalty payments from one of the Company’s licensees in the fourth quarter of 2002 and a back-owed payment of $1.2 million, paid by one of the Company’s licensees in 2001. The back-owed payment of $1.2 million contributed $720,000 to royalty gross profit.

Research and Development Expense. Research and development costs decreased to $4.4 million, 17% of revenues, from $6.0 million, 36% of revenues, for the year ended December 31, 2002 and 2001, respectively. The decrease as a percentage of revenues is a direct result of increased revenues and the decreases in both dollars and as a percentage of revenues is a direct result of the investments that the Company has made in prior periods in the development of product platforms. These investments have allowed the Company to use the same platforms to introduce new applications by developing new handpieces and other complimentary features. The Company continues its development of product platform enhancements and additional platforms. The spending on research and development reflects the Company’s commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal and pigmented and vascular lesion removal are to design systems that: (1) permit effective treatment and more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, the Company is developing products to address dermatology and cosmetic conditions other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

Selling and Marketing Expense. Selling and marketing costs increased to $5.8 million, 23% of revenues, from $3.5 million, 21% of revenues, for the year ended December 31, 2002 and 2001, respectively. These increases are associated with direct sales force and international commissions which is correlated with increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion and additional marketing expenses associated with the roll-out of the Company’s new product lines.

General and Administrative Expense. General and administrative costs increased to $3.1 million, 12% of revenues, from $2.5 million, 15% of revenues, for the year ended December 31, 2002 and 2001, respectively. The increase in general and administrative dollars of $600,000 is directly related to additional legal expenses incurred as a result of enforcing the Company’s patent position against infringers.

Interest Expense. Interest expense increased to $119,000 from $98,000 for the years ended December 31, 2002 and 2001, respectively. This increase is due to a higher average debt balance in 2002 as a result of the note payable to a related party as compared to 2001.

Interest Income. Interest income decreased to $74,000 from $759,000 for the years ended December 31, 2002 and 2001, respectively. This decrease is due to lower cash balances invested and lower interest rates in 2002 as compared to the same period in 2001.

Other Income. Other income increased to $227,000 from $186,000 for the years ended December 31, 2002 and 2001, respectively. Other income is attributable to payments received from a previously written-off note receivable and equity investment.

Benefit from Income Taxes. The Company has not recorded a provision for income taxes in 2002 due primarily to the utilization of net operating loss carryforwards. The benefit for income taxes in 2001 was the result of previously provided state income taxes no longer required. The Company has fully reserved its otherwise recognizable deferred tax asset, as its realizability is uncertain.

(ii)                Year Ended, December 31, 2001, Compared to the Year Ended December 31, 2000

Revenues. For the year ended December 31, 2001, Product revenues increased to $11.2 million, as compared to $8.8 million for the same period in 2000. This increase of 27% is attributed to an increase in product sales of the SLP1000, the newly introduced EsteLux System and Q-YAG 5 and additional service revenue offset by decreases in shipments associated with the E2000 and the RD1200.

For the year ended December 31, 2001, royalty revenues increased to $5.5 million as compared to $4.4 million for the same period in 2000. Included in this increase of $1.1 million, or 25%, was a back-owed payment of $1.2 million, paid by one of the Company’s licensees in 2001, resulting from a royalty audit performed through the period ending December 31, 1999.

Gross Profits. Gross profits for product revenue for the year ended December 31, 2001 was $2.0 million, 18% of revenues, as compared to $10,000, 0% of revenues, for the same period ending December 31, 2000. Contributing to this increase in product gross profits was mainly due to the increase in product sales of the SLP1000, the newly introduced EsteLux System and Q-YAG 5 and additional service revenue offset by decreases in shipments associated with the E2000 and the RD1200.

Gross profits for the Company’s royalty revenues increased to $3.3 million from $2.6 million for the year ended December 31, 2001 and 2000, respectively. As a percentage of royalty revenues, royalty gross profit was consistent at 60% for all periods presented as the Company pays a fixed 40% of royalty income to its licensor. Contributing to this increase of approximately $700,000 was a back-owed payment of $1.2 million, paid by one of the Company’s licensees in 2001, of which $720,000 or 60% went directly to royalty gross profit, resulting from a royalty audit performed through the period ending December 31, 1999.

Research and Development Expense. Research and development costs decreased to $6.0 million, 36% of revenues, from $7.9 million, 60% of revenues, for the year ended December 31, 2001 and 2000, respectively. These decreases in both dollars and as a percentage of revenues were a direct result of increased revenues as well as the investments that the Company has made in prior periods in the development of product platforms. These platforms have allowed the Company to introduce new applications by developing new handpieces and other complimentary features. The spending on research and development reflects the Company’s commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal and pigmented and vascular lesion removal are to design systems that: (1) permit effective treatment and more rapid treatment of large areas, (2) have higher gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, the Company is developing products to address dermatology and cosmetic conditions other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

Selling and Marketing Expense. Selling and marketing costs increased to $3.5 million, 21% of revenues, from $3.2 million, 24% of revenues, for the year ended December 31, 2001, and 2000, respectively. The increase in selling and marketing expenses was directly associated with the increased shipments of the SLP1000 and launch of the EsteLux and Q-Yag5 products.

General and Administrative Expense. General and administrative costs decreased to $2.5 million, 15% of revenues, from $3.9 million, 29% of revenues, for the year ended December 31, 2001, and 2000, respectively. This decrease of $1.4 million or 36% for the year ended December 31, 2001, was attributable to the reduction in legal expenses of $123,000, the reduction in the legal accrual of $250,000, the reduction in the incentive compensation accrual of $513,000, the reduction of Directors and Officers’ insurance expense of $200,000 and other cost cutting measures taken by management.

Goodwill and Asset Write-off Expense. During the year ended December 31, 2000, the Company made a determination that goodwill and equipment related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of goodwill and $224,000 of equipment.

Gain from the Sale of a Subsidiary. Gain from the sale of a subsidiary, Star, was $2.4 million, net of certain commitments and contingencies related to the sale, in the year ended December 31, 2000 as the one-year escrow period had lapsed.

Interest Expense. Interest expense decreased to $98,000 for year ended December 31, 2001, from $155,000 for the year ended December 31, 2000.

Interest Income. Interest income decreased to $759,000 for the year ended December 31, 2001 as compared to $1.2 million for the year ended December 31, 2000. This decrease in interest income is attributable to the reduction in cash available for investment.

Other Income. Other income, net decreased to $186,000 for the year ended December 31, 2001, as compared to $380,000 for the year ended December 31, 2000.

Benefit from Income Taxes. The Company recognized an income tax benefit of $422,000 for the year ended December 31, 2001 as compared to $226,000 for the year ended December 31, 2000.

(d)           Liquidity and Capital Resources

As of December 31, 2002, the Company had $4.5 million in cash and cash equivalents. The continued, successful sales and marketing of the Company’s products and the introduction of new products will be critical to the Company’s future liquidity.

The Consolidated Statements of Cash Flows reflect events in 2002 and 2001 as they affect the Company’s liquidity. The net use of cash from operating activities was $565,000 in 2002 as compared to $9.2 million in 2001. Positively affecting cash flows for 2002 was net income from operations, depreciation and amortization, issuance of common stock for services, decrease in other current assets and increases in accrued liabilities. Negatively impacting operating cash flows in 2002 were increases in accounts receivables, increases in inventories and decreases in accounts payable and deferred revenue. Positively affecting cash flows for 2001 were depreciation and amortization, a decrease in other current assets and an increase in deferred revenue. Negatively impacting operating cash flows in 2001 was a net loss from operations, an increase in accounts receivable, an increase in inventories, a decrease in accounts payable, a decrease in accrued liabilities and a decrease in accrued income taxes.

Net cash from investing activities used cash of $93,000 in 2002 and provided cash of $5.6 million in 2001. Negatively affecting cash flows from investing activities for 2002 were purchases of property and equipment. Positively affecting cash flows from investing activities for 2002 was a decrease in other assets. Positively affecting cash flows from investing activities for 2001 was proceeds from the sale of available-for-sale investments. Negatively affecting cash flows from investing activities for 2001 were purchases of property and equipment, purchases of available-for-sale investments and an increase in other assets.

Net cash from financing activities used cash of $717,000 in 2002 and $118,000 in 2001. Positively affecting cash flows from financing activities for 2002 was proceeds from employee stock purchase plan. Negatively affecting cash flows from financing activities for the 2002 were costs incurred related to the issuance of common stock and payments on convertible debenture. Positively affecting cash flows from financing activities for 2001 were proceeds from employee stock purchase plan and proceeds from the issuance of notes payable to related party. Negatively affecting cash flows from financing activities for 2001 were costs incurred related to the issuance of common stock and payments on convertible debenture.

The Company anticipates that capital expenditures for 2003 will total $200,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand and equipment leasing.

Lumenis failed to make a royalty payment due October 30, 2002, for sales of their Lightsheer diode laser system for the quarter ended, September 30, 2002. See Part I other information and Item 3 Legal Proceedings for more details. Although the Company was profitable in 2002 without the royalty payments from Lumenis, this reduction and any other loss or reduction in the Company’s royalty revenues could have a material adverse effect on the business and financial condition, affect future liquidity and prevent the Company from achieving and maintaining profitability.

As of February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based, hair removal device for women. The device is protected by multiple patents within Palomar’s patent portfolio. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to Palomar over approximately the first 30 months of the agreement, with $2.6 million to be provided during 2003.

On March 14, 2003, a director exchanged the $1 million principal balance of a Promissory Note into 293,255 shares of the Company’s Common Stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s Common Stock trailing ten-day average closing price of $3.10 per share

On March 14, 2003, the Company completed a private placement with Craig Drill Capital, a private investment firm based in New York City, for the purchase of 1 million shares of the Company’s Common Stock with no registration rights at a price of $3.41 per share for an aggregate subscription price of $3.41 million. The price was calculated at 110% of the Company’s Common Stock trailing ten-day average closing price of $3.10 per share.

(e)            Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”), Accounting for Costs Associated With Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 for all exit activities, if any, initiated after December 31, 2002.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions are met. Adoption of this statement is generally required in fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, Accounting for Contingencies. In accordance with FIN 45, the Company has amended its disclosure related to product warranties. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the EITF reached a conclusion on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We will evaluate multiple element arrangements in accordance with this EITF upon its effective date for new arrangements into which the Company enters.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

(i)        Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of December 31, 2002, due to their short-term nature. All of the Company’s investments are considered cash equivalent money market accounts and debt securities, which are considered available-for-sale investments and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded as a separate component of stockholders’ equity. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(ii)                Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk. The Company’s investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments.

Statement Under the Private Securities Litigation Reform Act

In addition to the other information in this Form 10-K, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-K that are not historical facts may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC including but not limited to statements relating to new markets, development and introduction of new products, and financial projections that involve risk and uncertainties that may individually or mutually impact the matters herein, and cause actual results, events and performance to differ materially from such forward-looking statements. Our actual results could differ materially from those suggested in such forward-looking statements due to the risk factors identified below and other factors including, without limitation, risks concerning the timing of new product introductions, financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances, ability to maintain the NASDAQ minimum continued listing requirements and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights, and/or other factors, which are detailed from time to time in the Company’s SEC reports, including the report on Form 10-K for the year ended December 31, 2002 and the Company’s quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Risk Factors

Our future revenue depends on our successfully developing and marketing new products.

Light based technology is rapidly changing and improving. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, enhance existing products, and achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which the Company has no previous experience. In addition, the market for professional hair removal light based devices may already be saturated. At present, broader market acceptance of light based hair removal is critical to our success and we intend to continue our goals of bringing light based hair removal devices to the mass consumer market. We also intend to continue to diversify our product line by developing cosmetic light based products for uses other than hair and tattoo removal and treatment of pigmented and vascular lesions. There can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all.

We face intense competition from companies with superior financial, marketing and other resources.

The light based hair removal industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing, sales and servicing of light based hair removal devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than we do. Some of our competitors are able to sell light based hair removal devices at prices significantly below the prices at which we sell our products. Our products also face competition from medical products and cosmetic procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

We may need to secure additional financing.

Although the Company has generated a profit in recent quarters, the Company has a history of losses. We may have to secure additional financing to complete our research and development activities, commercialize our current and proposed light based products, and fund ongoing operations. However, there can be no assurance that such financing will be obtained. We may also determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of operations or expansion. Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness.

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

All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. We have modified some of our products under letters to file. The FDA could retroactively decide that the modifications require 510(k) or PMA clearance and may force us to cease marketing and/or recall the modified products. Our products may also be subject to state regulations, which are, in many instances, in flux. Changes in state regulations may enhance or impede sales. Our products are subject to similar regulations in our major international markets. Complying with these regulations is necessary for our strategy of expanding the markets for sales of our products into these countries. Compliance with the regulatory clearance process in any country is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all. Regulatory clearances may necessitate clinical testing, limitations on the number of sales and limitations on the type of end user, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests.

Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis. As a result, in some states non-physicians may operate our product. However, a state could disagree with our decision to sell to a particular type of end user or change regulations allowing sales to particular types of end users. Similar risks apply to our international markets. The purchase and use of our products by nonphysicians may result in their misuse, which could harm our reputation and expose us to costly product liability litigation.

We are dependent on third-party researchers.

We are substantially dependent upon third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf. We are also substantially dependent upon third-party researchers to grant us licensing terms, which may or may not be favorable for products and technology, which they may develop. At present, our principal research partner is the Wellman Laboratories of Photomedicine at Massachusetts General Hospital. We provide research funding, light technology and optics know-how in return for licensing rights with respect to specific medical applications and patents. In return for certain exclusive license rights, the Company is subject to due diligence obligations in order to maintain such exclusivity. Our success will be highly dependent upon the results of research with our partners and meeting due diligence obligations. We cannot be sure that third-party researchers will agree with the Company’s interpretation of the terms of our agreements, that we will meet our due diligence obligations, or that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

Our common stock could be further diluted as the result of outstanding, convertible securities, warrants and options.

In the past, we have issued and still have outstanding convertible securities in the form of warrants in order to raise money and for payment of certain consulting agreements. We have and may continue to issue options and warrants as compensation for services and incentive compensation for our employees and directors. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders, and could adversely affect the market price of our common stock.

Our proprietary technology has only limited protections.

Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, license and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and third parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which do not infringe our patents.

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

The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price.

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

In 2002, material portions of our revenues consisted of royalties from sub-licensing patents licensed to us on an exclusive basis by General.

Lumenis failed to make the royalty payment due October 30, 2002, for sales of their Lightsheer diode laser system for the quarter ended September 30, 2002, and on February 14, 2003, we terminated our license agreement with Lumenis (see part I, item 3, Legal Proceedings). Although the Company was profitable in 2002 without this royalty payment from Lumenis, this reduction and any other loss or reduction in our royalty revenues could have a material adverse effect on our business and financial condition, affect future liquidity and prevent us from achieving and maintaining profitability. We face risks associated with pending litigation and there can be no assurance that these royalty amounts from other third parties will not decrease or that we will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

We are involved in disputes with other third parties, including Altus (see part I, item 3, Legal Proceedings). Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Any adverse result in litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Our products are and will continue to be designed and manufactured with numerous safety features, but it is possible that consumers could be adversely affected by use of one of our products. Furthermore, in the event that any of our products prove to be defectively designed and manufactured, we may be required to recall and redesign such products. Although we have not experienced any material losses due to product liability claims to date, there can be no assurance that we will not experience such losses in the future. We maintain general liability insurance in the amount of $1 million per occurrence and $2 million in the aggregate and maintain umbrella coverage in the aggregate amount of $25 million; however, there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred. In the event we are found liable for damages in excess of the limits of our insurance coverage or if any claim or product recall results in significant adverse publicity against us, our business, financial condition and results of operations could be materially and adversely affected. In addition, although our products have been and will continue to be designed to operate in a safe manner, and although we attempt to educate customers with respect to the proper use of our products, misuse of our products by personnel over whom we cannot exert control may result in the filing of product liability claims or significant adverse publicity against us.

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

We face risks associated with managing a joint development and license agreement.

As of February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. We believe that this represents a significant opportunity to bring light based devices to the mass market. However, under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be commercialized for several years, if ever. In addition, we cannot be sure that Gillette will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement. After the expiration of 12 months and at several points thereafter, Gillette has the ability to choose not to continue and may terminate the agreement. In such cases, we will not receive certain payments but may proceed to develop and commercialize the device on our own or with a third party. However, there can be no assurance that we will be able to successfully implement such a strategy. In addition, after commercialization of such device, Gillette is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents. There can be no assurance that valid patents will cover the device in any or all countries in which the device will be manufactured, used or sold. This could have a material adverse effect on our business, results of operations and financial condition.

We face risks associated with Section 11(a)(4) of the Securities Act of 1933.

Prior to June 28, 2002, Arthur Andersen LLP served as the Company's independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron
Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On June 28, 2002, the Company dismissed Arthur Andersen and retained Ernst & Young LLP as its independent auditors for its current fiscal year ended December 31, 2002. SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to the Company’s inclusion of Arthur Andersen’s audit report in those filings. Since the Company’s former engagement partner and audit manager have left Arthur Andersen and in light of the announced cessation of Arthur Andersen’s SEC practice, the Company will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in the Company’s relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company’s registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of the Company’s ability to obtain Arthur Andersen’s consent.

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

Item 8.            Financial Statements and Supplementary Data.

Palomar Medical Technologies, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders
Palomar Medical Technologies, Inc:

We have audited the accompanying consolidated balance sheet of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. The consolidated financial statements of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 29, 2002 was modified to express substantial doubt about the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2003

The following report is a copy of the accountant’s report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 29, 2002

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2001	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$5,825,270	$4,450,076
Accounts receivable, net of allowance for doubtful accounts of approximately $397,000 and $554,000 in 2001 and 2002, respectively	2,250,278	4,047,277
Inventories	3,706,828	3,847,493
Other current assets	436,752	269,940

Total current assets	12,219,128	12,614,786

Property and equipment, net	649,691	485,286

Other assets	302,024	298,268

	$13,170,843	$13,398,340

Liabilities and Stockholders’ Equity

Current liabilities:

Debenture	$500,000	$—
Note payable to related party	1,000,000	1,000,000
Accounts payable	1,846,155	1,320,202
Accrued liabilities	4,173,989	4,619,303
Accrued income taxes	1,400,146	1,400,000
Deferred revenue	354,684	341,084

Total current liabilities	9,274,974	8,680,589

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued and outstanding -
6,000 shares at December 31, 2001
(Liquidation preference of $8,177,717 as of December 31, 2001)	60	—
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,074,393 and 11,538,706 shares at December 31, 2001 and
2002, respectively	110,744	115,387
Additional paid-in capital	163,252,616	162,021,265
Accumulated deficit	(157,368,178)	(157,418,901)
Less: Treasury stock - 573,031 shares at cost at December 31, 2001	(2,099,373)	—

Total stockholders’ equity	3,895,869	4,717,751

	$13,170,843	$13,398,340

The accompanying notes are an integral part of these consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,

	2000	2001	2002

Product revenues	$8,781,141	$11,157,770	$22,548,451
Royalty revenues	4,394,462	5,496,034	2,869,085

Total revenues	13,175,603	16,653,804	25,417,536

Cost of product revenues	8,770,931	9,153,090	11,200,077
Cost of royalty revenues	1,757,785	2,198,413	1,147,635

Total cost of revenues	10,528,716	11,351,503	12,347,712

Gross profits	2,646,887	5,302,301	13,069,824

Operating expenses

Research and development	7,850,599	6,045,343	4,359,346
Sales and marketing	3,153,614	3,504,176	5,785,326
General and administrative	3,865,852	2,491,961	3,066,945
Goodwill and asset write-off	745,804	—	—
Gain from sale of subsidiary	(2,439,556)	—	—

Total operating expenses	13,176,313	12,041,480	13,211,617

Loss from operations	(10,529,426)	(6,739,179)	(141,793)

Interest expense	(155,323)	(98,114)	(119,379)

Interest income	1,203,496	758,938	73,647

Other income, net	380,373	185,786	226,638

Income (loss) from continuing operations before benefit from income taxes	(9,100,880)	(5,892,569)	39,113

Benefit from income taxes	(226,305)	(422,000)	—

Net income (loss) from continuing operations before change in accounting method	(8,874,575)	(5,470,569)	39,113

Cumulative effect of change in accounting method	(712,359)	—	—

Net income (loss)	$(9,586,934)	$(5,470,569)	$39,113

Basic net income (loss) per share:
Continuing operations before change in accounting method	$(0.90)	$(0.54)	$—
Cumulative effect of change in accounting method	(0.07)	—	—

Total basic net income (loss) per share	$(0.97)	$(0.54)	$—

Diluted net income (loss) per share:
Continuing operations before change in accounting method	$(0.90)	$(0.54)	$—
Cumulative effect of change in accounting method	(0.07)	—	—

Total diluted net income (loss) per share	$(0.97)	$(0.54)	$—

Weighted average number of shares outstanding
Basic	10,246,559	10,805,143	11,372,228

Diluted	10,246,559	10,805,143	11,582,166

The accompanying notes are an integral part of these consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Number of Shares	$ 0.01 Par Value	Number of Shares	$ 0.01 Par Value	Number of Shares			Accumulated Deficit			Comprehensive Income (Loss)
						Cost

Balance, December 31, 1999	6,000	$60	11,034,493	$110,345	(1,002,615)	$(3,675,398)	$163,692,797	$(141,550,040)	$(67,943)	$18,509,821

Net loss	—	—	—	—	—	—	—	(9,586,934)	—	(9,586,934)	$(9,586,934)
Issuance of stock for employee stock purchase plan	—	—	—	—	30,937	113,538	(60,149)	—	—	53,389
Issuance of stock for 1999 employer 401(k) matching contribution	—	—	—	—	99,843	366,424	(247,860)	—	—	118,564
Exercise of stock options	—	—	39,900	399	19,000	69,730	118,615	—	—	188,744
Fair value of warrants issued for investment banking services	—	—	—	—	—	—	106,000	—	—	106,000
Costs incurred from issuance of treasury stock for settlement	—	—	—	—	89,000	326,631	(128,161)	—	—	198,470
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(287,777)	—	—	(287,777)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	65,107	65,107	65,107

Comprehensive income (loss)											$(9,521,827)
Preferred stock dividends	—	—	—	—	—	—	368,368	(368,368)	—	—

Balance, December 31, 2000	6,000	60	11,074,393	110,744	(763,835)	(2,799,075)	163,561,833	(151,505,342)	(2,836)	9,365,384

Net loss	—	—	—	—	—	—	—	(5,470,569)	—	(5,470,569)	$(5,470,569)
Issuance of stock for employee stock purchase plan	—	—	—	—	70,856	259,493	(173,727)	—	—	85,766
Issuance of stock for 2000 employer 401(k) matching contribution	—	—	—	—	119,948	440,209	(275,882)	—	—	164,327
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(251,875)	—	—	(251,875)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2,836	2,836	2,836

Comprehensive income (loss)											$(5,467,7333)

Preferred stock dividends	—	—	—	—	—	—	392,267	(392,267)	—	—

Balance, December 31, 2001	6,000	60	11,074,393	110,744	(573,031)	(2,099,373)	163,252,616	(157,368,178)	—	3,895,869

Net income	—	—	—	—	—	—	—	39,113	—	39,113	$39,113
Issuance of stock for employee stock purchase plan	—	—	24,202	242	13,617	49,839	(19,872)	—	—	30,209
Issuance of stock for 2001 employer 401(k) matching contribution	—	—	—	—	148,855	545,362	(364,440)	—	—	180,922
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(247,500)	—	—	(247,500)
Issuance of stock for settlement	—	—	358,547	3,585	—	—	797,553	—	—	801,138
Issuance of stock for services	—	—	25,000	250	—	—	17,750	—	—	18,000
Conversion of convertible preferred stock	(6,000)	(60)	56,564	566	410,559	1,504,172	(1,504,678)	—	—	—

Comprehensive income											$39,113

Preferred stock dividends	—	—	—	—	—	—	89,836	(89,836)	—	—

Balance, December 31, 2002	—	$—	11,538,706	$115,387	—	$—	$162,021,265	$(157,418,901)	$—	$4,717,751

The accompanying notes are an integral part of these consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Years Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$(9,586,934)	$(5,470,569)	$39,113

Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Depreciation and amortization	500,485	331,171	261,359
Gain from sale of subsidiary	(2,439,556)	—	—
Goodwill and asset write-off	745,804	—	—
Inventory write-off	597,000	—	—
Fair value of warrants issued for investment banking services	106,000	—	—
Issuance of common stock for services	—	—	18,000
Changes in assets and liabilities,
Accounts receivable	266,462	(637,128)	(1,796,999)
Inventories	(1,108,935)	(1,295,302)	(140,665)
Receivable from sale of subsidiary	3,330,976	—	—
Other current assets	159,403	133,146	166,812
Accounts payable	1,479,870	(292,995)	(525,953)
Accrued liabilities	(1,402,532)	(1,595,916)	1,427,228
Accrued income taxes	(647,398)	(422,000)	—
Deferred gain from sale of subsidiary	(3,139,556)	—	—
Deferred revenue	(631,735)	67,777	(13,600)

Net cash used in operating activities	$(11,770,646)	$(9,181,816)	$(564,705)

Cash Flows from investing activities:
Purchases of property and equipment	(502,986)	(101,706)	(96,954)
Purchases of available-for-sale investments	(8,871,049)	(3,894,356)	—
Proceeds from sale of available-for-sale investments	25,573,939	9,765,405	—
Proceeds from the sale of subsidiary	3,411,911	—	—
Decrease (increase) in other assets	40,443	(180,000)	3,756

Net cash provided by (used in) investing activities	$19,652,258	$5,589,343	$(93,198)

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	242,133	85,766	30,209
Costs incurred related to issuance of common stock	(287,777)	(251,875)	(247,500)
Proceeds from the issuance of notes payable to related party	—	1,000,000	—
Payments on convertible debenture	(1,012,740)	(951,842)	(500,000)

Net cash used by financing activities	$(1,058,384)	$(117,951)	$(717,291)

Net increase (decrease) in cash and cash equivalents	$6,823,228	$(3,710,424)	$(1,375,194)
Cash and cash equivalents, beginning of the period	2,712,466	9,535,694	5,825,270

Cash and cash equivalents, end of the period	$9,535,694	$5,825,270	$4,450,076

Supplemental disclosure of cash flow information:

Cash paid for interest	$175,344	$62,642	$105,620

Supplemental disclosure of noncash financing and investing activities:

Issuance of stock for employer 401(k) matching contribution	$118,564	$164,327	$180,922

Unrealized gain on available-for-sale investments	$(65,107)	$(2,836)	$—

Preferred stock accrued dividends and interest	$368,368	$392,267	$89,836

Costs incurred from the issuance of treasury stock for settlement	$198,470	$—	$—

Issuance of stock for settlement	$—	$—	$801,138

Conversion of preferred stock	$—	$—	$1,504,678

The accompanying notes are an integral part of these consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Overview

Palomar Medical Technologies, Inc. and subsidiaries (“Palomar” or “the Company”) are engaged in the commercial sale and development of cosmetic and medical laser and other light based systems and services. The Company’s products are in various stages of development; accordingly, the success of future operations is subject to a number of risks similar to companies in similar stages of development. Principal among these risks are the need for successful development and marketing of the Company’s products, the need for regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need for successful funding of future operations and dependence on key individuals.

On December 7, 1998, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Coherent / Lumenis (“Lumenis”) to sell all of the issued and outstanding common stock of Star, Palomar’s majority-owned subsidiary, to Lumenis. When all of the outstanding options under Star’s Stock Option Plan were exercised, the Company owned 82.46% of Star’s common stock and the employees of Star, collectively, owned 17.54%. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999. On April 27, 1999, the Company completed the sale of Star to Lumenis and received net proceeds of $49,736,023. Additionally, $3,254,907 was held in escrow until April 27, 2000 as security for any claims that Coherent Inc. may have had under the Agreement. During 2000, in connection with the lapse of the escrow period, the Company recognized a deferred gain of $2,439,556, net of certain commitments and contingencies related to the sale.

In connection with the sale of the Company’s subsidiary, Star, to Lumenis, the Company was entitled to an ongoing royalty of 7.5% from Lumenis on the sale of the Lightsheer product by Lumenis, which incorporates certain patented technology licensed by the Company on an exclusive basis from The General Hospital Corporation (“General”). Portions of these royalty proceeds and royalties from other competitors are remitted to General. For the year ended December 31, 2000, 2001 and 2002 the Company recognized royalty revenues of $4,394,462, $5,496,034 and $2,869,085, respectively. Of these amounts, $3,837,734, $4,931,568 (including $1,221,859 of back-owed royalties) and $2,154,916 was from Lumenis in 2000, 2001 and 2002, respectively. The Company recognized a cost of royalty to General of $1,757,785, $2,198,413 and $1,147,635, respectively. Lumenis has ceased making royalty payments for sales of their Lightsheer diode laser and the Company is litigating to resolve the issue (see Note 9).

Although the Company was profitable in 2002 without the royalty payment from Lumenis, this reduction and any other loss or reduction in the Company’s royalty revenues could have a material adverse effect on the business and financial condition, affect future liquidity and may prevent the Company from achieving and maintaining profitability.

(1)       Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in the Notes to Consolidated Financial Statements.

Basis of Presentation

The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and all wholly owned and majority-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. It is the belief of the Company’s management that all necessary adjustments have been made for an accurate presentation of results. Actual results could differ from those estimates.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist principally of money market funds, and other marketable securities, which consist of money market securities with an original maturity of three months or less.

Accounts Receivable

The Company’s trade accounts receivables are primarily from sales to end users and distributors servicing the dermatology, plastic surgery, spa and salon, dental and the general practitioners markets, and reflect a broad domestic and international base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or distributors in any particular industry or country.

Allowance for Doubtful Accounts

The Company maintains an allowance for losses resulting from the inability of its customers to make required payments. The Company regularly evaluates the collectibility of its trade receivables based on a combination of factors, which may include, dialogue with the customer to determine cause, the use of collection agencies, and / or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to the Company, the Company records a specific allowance to reduce the related receivable to the amount that the Company expects to recover given all information present. Allowance for bad debt activity consisted of the following for the years ended December 31, 2000, 2001 and 2002, respectively.

	Balance, Beginning of Period	Additions	Write - offs	Balance, End of Period

December 31, 2000	$207,000	$160,000	$(61,000)	$306,000

December 31, 2001	$306,000	$252,000	$(161,000)	$397,000

December 31, 2002	$397,000	$266,000	$(109,000)	$554,000

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 2001 and 2002, inventories consisted of the following:

	December 31,

	2001	2002

Raw materials	$1,489,330	$2,648,432
Work-in-process	292,404	589,883
Finished goods	1,925,094	609,178

	$3,706,828	$3,847,493

The Company’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. The company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of management’s forecasts of future product demand, any significant unanticipated changes in demand could have significant impact on the value of the Company’s inventory and the Company’s reported operating results.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

At December 31, 2001 and 2002, property and equipment consist of the following:

	December 31,		Estimated Useful Life

	2001	2002

Machinery and equipment	$984,883	$1,001,582	3-8 years
Furniture and fixtures	1,352,932	1,433,187	5 years
Leasehold improvements	251,106	251,106	term of lease

	2,588,921	2,685,875
Less: Accumulated depreciation and amortization	1,939,230	2,200,589

	$649,691	$485,286

Goodwill and Asset Write-off

For the year ended, December 31, 2000, the Company assessed the realizability of intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the then applicable guidelines. Under SFAS No. 121, the Company was required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated undiscounted cash flows to be generated by such assets. Accordingly, the Company made a determination that goodwill related to certain past generation products being phased out had been impaired and, accordingly, wrote-off $522,000 of such goodwill and $224,000 of equipment.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Royalty revenues are recognized upon receipt of cash payments. The Company recognizes product revenues upon shipment and acceptance. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from the sale of service contracts is deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by the Company that are not covered by a service contract are recognized as the services are provided.

In accordance with EITF 00-10, reimbursed shipping and handling costs are included in revenue. Included in revenues are $103,000, $12,000 and $55,000 of reimbursed shipping and handling costs for the years ended December 31, 2000, 2001 and 2002, respectively.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

During 2000, the Company adopted SAB 101. As a result of adopting SAB No. 101, the Company began recognizing royalty revenues when received rather than when earned. In accordance with SAB No. 101, the Company recorded the impact of adopting SAB No. 101 as a cumulative catch-up adjustment to income, effective January 1, 2000. The impact of adopting SAB No. 101 for the year ended December 31, 2000 was to increase net income before the cumulative effect of change in accounting method by approximately $140,000 ($0.01 per share).

Product Warranty Costs

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are to be recognized at fair value and significant disclosure rules have been implemented even if the likelihood of the guarantor making payments is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Certain guarantees are excluded from the initial recognition provisions of the Interpretation, however specific disclosures are still required.

The Company’s products generally carry a standard one-year warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sale during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table provides the detail of the change in our product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheet for the reporting period ending December 31, 2002.

Total (in thousands)

Warranty accrual as of January 1, 2002	$316
Provision related to preexisting warranties	150
Plus accruals related to new sales	672
Less amortization of prior period accruals	(316)

Warranty accrual as of December 31, 2002	$822

During the third quarter of 2002, the Company recognized additional warranty costs of approximately $150,000, associated with the failures and delays in a critical raw material component required for the SLP 1000.

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	Years Ended December 31,

	2000	2001	2002

Basic weighted average common shares outstanding	10,246,559	10,805,143	11,372,228
Potential common shares pursuant to: Stock options and warrants	—	—	209,938

Diluted weighted average common shares outstanding	10,246,559	10,805,143	11,582,166

The Company’s net income (loss) available to common stockholders for the years ended 2000, 2001 and 2002 is as follows:

	Years Ended December 31,

	2000	2001	2002

Net income (loss) as reported	$(8,874,575)	$(5,470,569)	$39,113
Preferred stock dividends	(368,368)	(392,267)	(89,836)

Adjusted net loss available to common shareholders	$(9,242,943)	$(5,862,836)	$(50,723)

For the years ended 2000, 2001 and 2002, potential common shares related to 4,796,329, 5,879,711 and 5,909,595, respectively, of outstanding stock options, stock warrants and convertible debt and equity securities, were not included in diluted weighted average shares outstanding as they were antidilutive.

Stock based compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF 96-18, the Company records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

The following tables illustrate the assumptions used and the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company in the years ended December 31, 2000, 2001 and 2002 using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

The weighted average assumptions used to calculate the SFAS No. 123 pro forma disclosure and the resulting grant date fair values for the years ended December 31, 2000, 2001 and 2002 for the Company are as follows:

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	December 31,

	2000	2001	2002

Risk-free interest rate	6.43%	4.46%	3.24%
Expected dividend yield	—	—	—
Expected lives	4 years	4 years	4 years
Expected volatility	114%	114%	111%
Grant date fair value of options granted during the period	$1.65	$0.80	$0.68

Pro Forma Disclosure

The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock of the Company would be as follows:

	December 31,

	2000	2001	2002

Net income (loss) from continuing operations, as reported	$(8,874,575)	$(5,470,569)	$39,113
Less: Preferred stock dividends	(368,368)	(392,267)	(89,836)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(682,945)	(1,000,550)	(1,137,004)

Pro forma net income (loss) from continuing operations	$(9,925,888)	$(6,863,386)	$(1,187,727)

Diluted net income (loss) per share from continuing operations:
As reported	$(0.90)	$(0.54)	$0.00
Pro forma	$(0.97)	$(0.64)	$(0.10)

Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in established financial institutions. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains an allowance for potential credit losses. The Company’s accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the years ended December 31, 2000, 2001 and 2002, the Company had two customers that accounted for 36%, 27% and 34% of net sales, respectively. At December 31, 2000, 2001 and 2002, these customers accounted for 7%, 15% and 27% of trade receivables outstanding, respectively.

Disclosures About Fair Value of Financial Instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 2001 and 2002, financial instruments consisted principally of cash, cash equivalents, accounts receivable and accounts payable and debt. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2001 and 2002. Fair values have been determined through information obtained from market sources and management estimates.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 for all exit activities, if any, initiated after December 31, 2002.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions are met. Adoption of this statement is generally required in fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, Accounting for Contingencies. In accordance with FIN 45, the Company has amended its disclosure related to product warranties. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the EITF reached conclusion on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We will evaluate multiple element arrangements in accordance with this EITF upon its effective date for new arrangements into which the Company enters.

(2)       Segment and Geographic Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, cosmetic laser sales, and the Company’s long-lived assets are located in one facility in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following table represents percentage of product revenue by geographic destination for 2000, 2001 and 2002:

	Years Ended December 31,

	2000	2001	2002

United States	55%	46%	42%
Japan	31	26	38
Canada	4	8	7
Europe	1	6	5
Australia	2	10	4
Asia/Pacific	5	3	3
Latin America	2	1	1

Total	100%	100%	100%

(3)       Research and Development

In August 1995, the Company entered into an agreement with The General Hospital Corporation (“General”) whereby General agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, the Company further amended this agreement to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. The Company has the right to exclusively license, on royalty terms to be negotiated, the Company-funded inventions in the relevant fields. Under the terms of this agreement, the Company will pay General $475,000 on an annual basis for clinical research through August 2004.

(4)       Income Taxes

The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	December 31,

	2000	2001	2002

Income tax provision (benefit) at federal statutory rate	(34.0%)	(34.0%)	34.0%
Increase (decrease) in tax resulting from-
Other	(2.5%)	(7.2%)	50.5%
Change in valuation allowance, net operating loss utilization	34.0%	34.0%	(84.5%)

Provision (benefit) for income taxes	(2.5%)	(7.2%)	—%

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	2001	2002

Deferred tax assets	$44,397,000	$44,503,000
Valuation allowance	(44,397,000)	(44,503,000)

	$—	$—

At December 31, 2002, the Company had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carryforwards and tax credit carryforwards of approximately $105 million and $1.8 million, respectively, to be used to offset future taxable income. These net operating loss carryforwards will expire through 2021. The Internal Revenue Code contains provisions that limit the net operating loss carryforwards due to changes in ownership, as defined by the Internal Revenue Code. The Company estimates that it has net operating losses of approximately $51.0 million that are not subject to limitation under the Internal Revenue Code. Under SFAS No. 109, the Company can only recognize a deferred tax asset for future benefit of its tax loss and tax credit carryforwards to the extent that it is “more likely than not” that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.

The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

	December 31,

	2001	2002

Net operating loss carryforwards	$40,195,000	$39,892,000
Nondeductible accruals	1,195,000	1,361,000
Nondeductible reserves	1,156,000	1,257,000
Tax credits	1,851,000	1,993,000

	$44,397,000	$44,503,000

(5)       401(k) Plan

The Company has a 401(k) Plan, which covers substantially all employees who have attained the age of 18 and are employed for at least two hundred fifty hours during a three-month period. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, subject to restrictions defined by the Internal Revenue Service. At the Company’s discretion, the Company may make a matching contribution in cash or the Company’s common stock up to 50% of all employee contributions in each plan year. The Company contributions vest over a three-year period from date of hire.

During 2000, 2001 and 2002, the Company matched in Company stock 50% of all employee contributions by issuing 99,843, 119,948 and 148,855 shares of treasury stock, respectively, to the 401(k) Plan in satisfaction of its employer match for the 1999, 2000 and 2001 employee contributions. For the year ended December 31, 2002, the Company has accrued $196,000 for the 2002 match. The number of shares of common stock reserved for issuance under the 401(k) Plan is 1,000,000 shares. As of December 31, 2002, 535,194 shares of common stock remained available for issuance there under.

As of February 2003, the Company issued 184,109 shares for the 401(k) Plan in satisfaction of its employer match for 2002.

(6)       Accrued Liabilities

At December 31, 2001 and 2002, accrued liabilities consisted of the following:

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	December 31,

	2001	2002

Royalties	$1,351,660	$1,821,311
Payroll and employee benefits	718,435	781,192
Warranty	316,451	822,219
Commissions	117,946	566,628
Other	530,840	337,953
Professional Fees	312,127	290,000
Settlement costs	826,530	—

Total	$ 4,173,989	$ 4,619,303

In the fourth quarter of 2001, the Company recorded the reduction in the legal accrual of $250,000 and the reduction in the incentive compensation accrual of $513,000.

(7)       Debenture

On March 13, 1997, the Company issued $500,000 of 6% convertible debentures due March 13, 2002. The convertible debentures had a conversion price of $77.00. The debenture holder was not permitted to convert more than one-third of the debenture in any 30-day period. The Company accounted for these debentures at face value.

During 2002, the Company entered into an agreement with the debenture holder to pay the $500,000 convertible debenture originally due March 13, 2002, in five equal monthly installments beginning April 2002. As part of this agreement, the debenture holder no longer had the option to convert the debenture into common stock. The debentures were fully repaid during 2002 in accordance with the revised terms.

(8)       Note Payable to Related Party

On September 28, 2001, the Company issued a promissory note to a Director for $1,000,000. This note bares interest at a rate of 5.5% per annum and is due upon demand. As of December 31, 2002, all accrued interest had been paid in full.

On March 14, 2003, a director exchanged the $1 million principal balance of a Promissory Note into 293,255 shares of the Company’s Common Stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s Common Stock trailing ten-day average closing price of $3.10 per share.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(9)       Commitments and Contingencies

Operating Leases

The Company has entered into an operating lease for its corporate office, research facility, and manufacturing operation. This lease has a monthly rent associated with it of approximately $75,000 per month, which is adjusted annually for certain other costs, such as inflation, taxes and utilities, and expires through August 2009.

Future minimum payments under the Company’s operating lease at December 31, 2002 are approximately as follows:

Years Ended December 31,

2003	864,000
2004	885,000
2005	949,000
2006	949,000
2007	949,000
Thereafter	1,582,000

$6,178,000

The Company incurred rent expense of $855,000, $870,000 and $942,000 for the years ended December 31, 2000, 2001 and 2002, respectively. This rental expense was offset by, $140,000 and $168,000 in, 2001 and 2002, respectively, from a tenant subleasing from the Company approximately 4,000 square feet of the Company’s facility.

Royalties

The Company is required to pay a royalty under a license agreement with General (see Note 3). For the years ended December 31, 2000, 2001 and 2002, approximately $2,078,000, $2,572,000 and $1,921,000 of royalty expense, respectively, was incurred under this agreement.

Litigation

The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position.

The Company is the exclusive licensee of U.S. Patent Nos. 5,595,568 and 5,735,844 (“the ‘568 and ‘844 patents”) from The General Hospital Corporation (“General”). Pursuant to a Patent License Agreement dated December 7, 1998, Lumenis paid the Company a 7.5% royalty on net sales of the LightSheer diode laser system. As of the quarter ended September 30, 2002, the Company received approximately $3.6 million dollars in royalties from Lumenis for sales of the LightSheer system. On October 24, 2002, Lumenis told the Company that it would no longer pay royalties for sales of the LightSheer system and filed a complaint in the United States District Court for the Northern District of California seeking a declaratory judgment that the ‘568 and ‘844 patents are invalid and/or unenforceable and not infringed by any Lumenis products. The Company believes that Lumenis’claims are without merit, and on October 29, 2002, the Company filed a complaint in the Middlesex County Superior Court in Massachusetts against Lumenis for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Massachusetts General Laws Chapter 93A. On February 14, 2003, the Company terminated the Patent License Agreement. The parties are in negotiations in an attempt to settle the matter as an alternative to litigation.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

On February 15, 2002, the Company commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc. (“Altus”) seeking both monetary damages and injunctive relief. The complaint alleges Altus’ CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to the Company by General. General has been added as a plaintiff in this lawsuit. Altus answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. The Company and General filed a reply denying the material allegations of the counterclaims. The Company and General have further alleged that Altus’ CoolGlide Vantage laser system also willfully infringes the asserted patent. Discovery on claim construction is scheduled to close by April 11, 2003, and a Markman hearing on claim construction has been set for June 12, 2003. A trial date has not yet been set.

Employment Agreements

The Company has two-year employment agreements with certain officers. These employment agreements automatically renew for successive two-year periods absent notice of non-renewal by either party. These employment agreements provide for 24 months severance upon termination of employment without cause or non-renewal and 36 months severance upon change of control.

(10)     Stockholders’ Equity

Common Stock

During 1998, the Company sold 1,457,142 shares of common stock to a group of investors for $10,200,000. In addition, the Company issued callable warrants with a three-year term to these investors to purchase 1,457,142 shares of common stock at an exercise price of $21.00 per share. Of these warrants, 1,028,572 have expired on February 19, 2003 and 428,570 will expire on July 23, 2003. The callable warrants are not exercisable for the first six months after issuance and thereafter are callable by the Company if the closing price of the Company’s common stock equals or exceeds $35.00 for 10 consecutive trading days. Under the terms of this private placement, the Company is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in the Company as long as the investors continue to hold their common stock in their name at the Company’s transfer agent. During 2000, 2001 and 2002, the Company paid $287,777, $251,875 and $247,500 respectively, related to this fee. These amounts have been charged to additional paid-in capital.

During 2000, in connection with the settlement of litigation relating to Varljen v. H.J. Meyers, Inc., et. al. the Company delivered 89,000 shares of the Company’s common stock. During 2002, the Company delivered the balance owed under the settlement agreement and issued 358,547 shared of the Company’s common stock.

Preferred Stock

The Series F redeemable convertible preferred stock (“Series F Preferred”), together with any accrued but unpaid dividends, was convertible into common stock at 80% of the average closing bid price for the 10 trading days preceding the conversion date, but in no event less than $21.00 or more than $112.00. The conversion price for the Series F Preferred was adjustable for certain dilutive events, as defined. The Series F Preferred was redeemable under certain conditions at the Company’s option, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. The Series F Preferred had a liquidation preference equal to $1,000 per share of redeemable convertible preferred stock, plus accrued but unpaid dividends and accrued but unpaid interest. The Series F Preferred stockholders did not have any voting rights except on matters affecting the Series F Preferred.

Dividends were payable quarterly at 8% per annum in arrears. Dividends not paid on the payment date, whether or not such dividends have been declared; bore interest at the rate of 10% per annum until paid. During 2002, preferred stockholders converted all 6,000 shares of their Series F Preferred Stock including $2,267,553 of accrued dividends and interest into 467,123 shares of the company’s common stock.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

(11)     Stock Option Plans and Warrants

Stock Options

The Company has several Stock Option Plans (the “Plans”) that provide for the issuance of a maximum of 4,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”) or nonqualified stock options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Company stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, at its discretion, may convert the optionee’s ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

The following table summarizes all stock option activity of the Company for the years ended December 31, 2000, 2001 and 2002:

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 1999	1,222,333	$1.63-$17.50	$4.55
Granted	1,012,000	1.38-5.06	2.11
Exercised	(58,900)	3.19	3.19
Canceled	(414,648)	1.97-17.50	7.44

Outstanding, December 31, 2000	1,760,785	1.38-10.50	2.57
Granted	1,996,100	1.00-2.68	1.04
Canceled	(220,421)	1.00-10.50	2.09

Outstanding, December 31, 2001	3,536,464	1.00-10.50	1.74
Granted	745,000	0.90-0.99	0.91
Canceled	(120,622)	1.00-10.50	1.81

Outstanding, December 31, 2002	4,160,842	$0.90-$10.50	$1.58

Exercisable, December 31, 2000	629,580	$1.63-$10.50	$3.21

Exercisable, December 31, 2001	955,929	$1.38-$10.50	$2.84

Exercisable, December 31, 2002	1,871,191	$1.00-$10.50	$2.14

Available for future issuances under the Plans as of December 31, 2002	450,807

The ranges of exercise prices for options outstanding and options exercisable at December 31, 2002 are as follows:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.90-$1.00	2,561,200	8.60 years	$ 0.97	605,419	$ 1.00
1.42	25,000	8.36 years	1.42	8,334	1.42
1.97	772,500	7.08 years	1.97	515,006	1.97
2.02-2.88	94,300	8.16 years	2.46	45,389	2.52
3.19	677,700	6.41 years	3.19	676,900	3.19
4.88-5.06	30,000	7.16 years	5.05	20,001	5.05
10.50	142	0.32 years	10.50	142	10.50

$0.90-$10.50	4,160,842	7.94 years	$ 1.58	1,871,191	$ 2.14

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Warrants

The following table summarizes all warrant activity of the Company for the years ended December 31, 2000, 2001 and 2002:

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 1999	2,649,691	$3.19-$105.00	$ 29.51
Granted	330,000	1.97-3.50	3.18
Canceled	(408,132)	10.50-105.00	35.16

Outstanding, December 31, 2000	2,571,559	1.97-105.00	25.23
Canceled	(612,868)	10.50-105.00	51.75

Outstanding, December 31, 2001	1,958,691	1.97-21.00	16.93
Outstanding, December 31, 2002	1,958,691	$1.97-$21.00	$ 16.93

Exercisable, December 31, 2000	2,491,559	$3.19-$105.00	$ 25.97

Exercisable, December 31, 2001	1,905,359	$1.97-$21.00	$ 17.34

Exercisable, December 31, 2002	1,932,027	$1.97-$21.00	$ 17.14

The ranges of exercise prices for warrants outstanding and exercisable at December 31, 2002 are as follows:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$1.97	60,000	7.08 years	$1.97	40,002	$ 1.97
2.81	20,000	7.43 years	2.81	13,334	2.81
3.19	113,000	6.06 years	3.19	113,000	3.19
3.50	250,000	2.74 years	3.50	250,000	3.50
10.50	7,141	0.23 years	10.50	7,141	10.50
21.00	1,508,550	0.26 years	21.00	1,508,550	21.00

$1.97-$21.00	1,958,691	1.19 years	$16.93	1,932,027	$17.14

Reserved Shares

At December 31, 2002, the Company has reserved shares of its common stock for the following:

Warrants	1,958,691
Stock option plans	4,611,649
Employee stock purchase plan	334,680
Employee 401(k) plan	535,194

Total	7,440,214

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Employee Stock Purchase Plan

Under the terms of the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the “Purchase Plan”), all employees are eligible to purchase the Company’s common stock at an exercise price equal to 85% of the fair market value of the common stock with a look back provision of three months. During the years ended December 31, 2000, 2001 and 2002, employees purchased 30,937, 70,856 and 37,819 shares, respectively, of the Company’s common stock for approximately $53,000, $86,000 and $30,000, respectively, pursuant to the Purchase Plan.

(12)     Quarterly Results of Operations (Unaudited)

The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2001 and 2002 (in thousands, except per share data).

	Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$4,242	$6,356	$7,354	$7,465
Gross profit	1,688	3,365	3,761	4,255
Net income (loss)	(737)	219	119	437
Net income (loss) per share:
Basic	$(0.08)	$0.02	$0.01	$0.04
Diluted	$(0.08)	$0.02	$0.01	$0.04

	Year Ended December 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$3,602	$6,051	$3,202	$3,798
Gross profit	887	2,445	667	1,304
Net loss	(1,927)	(573)	(2,579)	(391)
Net loss per share:
Basic and Diluted	$(0.19)	$(0.06)	$(0.25)	$(0.05)

(13)     Subsequent Events

Development and License Agreement with Gillette

Effective as of February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. The agreement provides for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. During the first 12 months of the collaboration, Gillette will evaluate the device in limited clinical studies. If Gillette elects at the end of such 12-month period to continue with the collaboration, Palomar and Gillette will work together to achieve regulatory clearance of the device in the United States.

At the end of the 30-month period, or such later date as regulatory clearance is obtained for the device, Gillette will decide whether or not to continue with the project based on all the information known at that time. Upon Gillette deciding to continue, Gillette will be obligated to make a development completion payment to Palomar of $2.5 million. If Gillette decides not to continue, Palomar may proceed to develop and commercialize the device on its own or with a different party.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

After Gillette makes the development completion payment to Palomar of $2.5 million, Gillette will conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette will then decide whether or not to continue with the project. Upon deciding to continue, Gillette will be obligated to make a development completion payment to Palomar of $10 million. If Gillette decides not to continue to commercialize the device, Palomar may proceed to commercialize the device on its own or with a different party.

Commencing 12 months after the $10 million payment, Gillette will be obligated to pay Palomar annual collaboration payments of $10 million for as long as Gillette elects to have Palomar work exclusively with Gillette.

After launch of the first female device, Gillette will pay Palomar a percentage of net sales of the device, subject in certain instances to various reductions and offsets. Again, for as long as Gillette elects to have Palomar work exclusively with Gillette, Gillette will continue to be obligated to pay Palomar annual collaboration payments of $10 million, which will be offset against the net sales percentage payments.

In addition to the amounts to be paid by Gillette to Palomar in connection with jointly developed products, Gillette is required to make certain lump sum and net sales based payments to Palomar in the event that Gillette launches independent light-based female hair removal products. Gillette also receives the right to enter into a separate agreement with Palomar for the development and commercialization of home-use, light-based hair removal devices for men.

Promissory Note Conversion

On March 14, 2003, a director exchanged the $1 million principal balance of a Promissory Note into 293,255 shares of the Company’s Common Stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s Common Stock trailing ten-day average closing price of $3.10 per share

Securities Subscription Agreement

On March 14, 2003, the Company completed a private placement with Craig Drill Capital, a private investment firm based in New York City, for the purchase of 1 million shares of the Company’s Common Stock with no registration rights at a price of $3.41 per share for an aggregate subscription price of $3.41 million. The price was calculated at 110% of the Company’s Common Stock trailing ten-day average closing price of $3.10 per share.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information concerning directors required under this item is incorporated herein by reference from the material contained under the heading “Election of Directors” and “Executive Officers” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11.          Executive Compensation.

The information required under this item is incorporated herein by reference from the material contained under the heading “Executive Officer Compensation” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference from the material contained under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Disclosure” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13.          Certain Relationships and Related Transactions.

The information required under this item is incorporated herein by reference from the material contained under the heading “Certain Relations and Related Transactions” in the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 14.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Joseph P. Caruso, our President and Chief Executive Officer, and Paul Weiner, our Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Caruso and Weiner concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)       Index to Consolidated Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this report on Form 10-K:

(b)       Reports on Form 8-K

None.

(c)       Exhibits

The exhibits below marked with an asterisk (*) are included with and filed as part of this report.

Exhibit No.	Title

^^^3(i).1	Certificate of Designation, as filed with the Delaware Secretary of State on April 21, 1999.
^3(i).2	Second Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on January 8, 1999.
^^^^3(ii)	Bylaws, as amended.
+<4.6	Second Amended 1991 Stock Option Plan.
+<4.7	Second Amended 1993 Stock Option Plan.
+<4.8	Second Amended 1995 Stock Option Plan.
+<4.9	Second Amended 1996 Stock Option Plan.
+<4.10	Third Amended 1996 Employee Stock Purchase Plan.
+*4.11	Form of Stock Option Grant under the 1991, 1993 and 1995 Amended Stock Option Plans.
+##4.12	Form of Stock Option Agreement under the 1996 Amended Stock Option Plan.
#4.13	Form of Company Warrant to Purchase Common Stock

+—4.14	Second Amended 1998 Stock Option Plan.
###10.1	Employment Agreement, dated as of May 15, 1997, between the Company and Louis P. Valente.
+<10.2	Amendment No. 1 to Key Employment Agreement between the Company and Louis P. Valente dated May 15, 1999.
+####10.3	Amendment No. 2 to Key Employment Agreement between the Company and Louis P. Valente dated February 1, 2000
+<10.4	Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated June 30, 1999.
+####10.5	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Joseph P. Caruso dated February 1, 2000.
<10.6	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts, dated June 17, 1999.
###10.7	License Agreement between the Company and Massachusetts General Hospital, dated August 18, 1995.
###10.8	First Amendment to License Agreement between the Company and Massachusetts General Hospital dated August 18, 1995.
###10.9	Second Amendment to License Agreement between the Company and Massachusetts General Hospital dated August 18, 1995.
-10.10	The Company’s 401(k) Plan.
+<<10.12	Amendment No. 1 to Key Employment Agreement between the Company and Joseph P. Caruso dated June 8, 2000
10.13	Redacted Third and Fourth Amendments to License Agreement between the Company and Massachusetts General Hospital dated August 18, 1995.
^^^^^10.14	The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits.
21	List of Subsidiaries.
23	Consent of Ernst & Young LLP.
23.1	Notice regarding Arthur Andersen LLP.
99.1	Certification by Joseph P. Caruso pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by Paul S. Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

^	Previously filed as an exhibit to Form 8-K, filed on April 21, 1999 and incorporated herein by reference.
^^^	Previously filed as an exhibit to Form 10-Q for the period ended March 31, 1999, filed on May 17, 1999 and incorporated herein by reference.
^^^^	Previously filed as an exhibit to Form 8-K, filed on December 16, 1999 and incorporated herein by reference.
^^^^^	Previously filed as an exhibit to Form 8-K, filed on February 19, 2003 and incorporated herein by reference.
*	Previously filed as an exhibit to Amendment No. 4 to Form S-1 Registration Statement No. 33-47479 filed on October 5, 1992, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
-	Previously filed as an exhibit to Form S-8 Registration Statement No. 33-97710 filed on October 4, 1995, and incorporated herein by reference.

—	Previously filed as an exhibit to Form S-8 Registration Statement No. 333-55821 filed on June 2, 1998, and incorporated herein by reference.
<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference.
<<	Previously filed as an exhibit Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.
1	Filed under application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on March 27, 2003.

PALOMAR MEDICAL TECHNOLOGIES, INC.
By:	/s/ Paul S. Weiner

Paul S. Weiner Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Louis P. Valente	Chairman of the Board of Directors	March 27, 2003

Louis P. Valente

/s/ Joseph P. Caruso	President, Chief Executive Officer and Director	March 27, 2003

Joseph P. Caruso

/s/ Paul S. Weiner	Chief Financial Officer	March 27, 2003

Paul S. Weiner

/s/ Nicholas P. Economou	Director	March 27, 2003

Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 27, 2003

A. Neil Pappalardo

/s/ James G. Martin	Director	March 27, 2003

James G. Martin

/s/ Jeanne Cohane	Director	March 27, 2003

Jeanne Cohane

/s/ Jay Delahanty	Director	March 27, 2003

Jay Delahanty

CERTIFICATIONS

I, Joseph P. Caruso certify that:

1.    I have reviewed this annual report on Form 10-K of Palomar Medical Technologies, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date” ); and

(c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ Joseph P. Caruso

Joseph P. Caruso President, Chief Executive Officer and Director

I, Paul S. Weiner certify that:

1.    I have reviewed this annual report on Form 10-K of Palomar Medical Technologies, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date” ); and

(c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ Paul S. Weiner

Paul S. Weiner Chief Financial Officer