Form 10-Q
period 2003-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2003-05-14
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

Commission file number 0-22340

PALOMAR MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3128178
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

82 Cambridge Street, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (781) 993-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2003
Common Stock, $.01 par value	13,535,314

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Page No.

PART I - Financial Information

i

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2002	March 31, 2003

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 4,450,076	$ 6,939,956
Accounts receivable, net	4,047,277	4,665,898
Inventories	3,847,493	3,713,379
Other current assets	269,940	215,326

Total current assets	12,614,786	15,534,559

Property and equipment, net	485,286	436,847

Other assets	298,268	298,268

	$ 13,398,340	$ 16,269,674

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to related party	1,000,000	—
Accounts payable	1,320,202	1,032,546
Accrued liabilities	4,619,303	3,711,157
Deferred income taxes	1,400,000	1,400,000
Deferred revenue	341,084	298,980

Total current liabilities	8,680,589	6,442,683

Stockholders’ equity:
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 11,538,706 and 13,226,452 shares at December 31, 2002
and March 31, 2003, respectively	115,387	132,265
Additional paid-in capital	162,021,265	166,755,271
Accumulated deficit	(157,418,901)	(157,060,545)

Total stockholders’ equity	4,717,751	9,826,991

	$ 13,398,340	$ 16,269,674

The accompanying notes are an integral part of these consolidated financial statements.
-1-

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2002	2003
Revenues:
Product revenues	$3,385,683	$6,105,844
Royalty revenues	856,070	235,848
Funded product development revenues	—	500,000

Total revenues	4,241,753	6,841,692

Costs and expenses:
Cost of product revenues	2,210,949	2,650,811
Cost of royalty revenues	342,428	94,339
Research and development	1,064,709	1,261,310
Selling and marketing	789,180	1,545,749
General and administrative	619,063	980,905

Total costs and expenses	5,026,329	6,533,114

Income (loss) from operations	(784,576)	308,578
Interest income	20,227	15,221
Interest expense	(30,598)	(23,776)
Other income	58,333	58,333

Net income (loss)	$(736,614)	$358,356

Basic net income (loss) per share	$(0.08)	$0.03

Diluted net income (loss) per share	$(0.08)	$0.03

Weighted average number of shares outstanding:
Basic	10,944,217	11,889,899

Diluted	10,944,217	13,310,641

The accompanying notes are an integral part of these consolidated financial statements. -2-

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, December 31, 2002	11,538,706	$115,387	$ 162,021,265	$(157,418,901)	$ 4,717,751

Net income	—	—	—	358,356	358,356
Issuance of common stock for employee stock purchase plan	6,277	63	5,540	—	5,603
Issuance of common stock for 2002 employer 401(k) matching contribution	184,109	1,841	193,870	—	195,711
Costs incurred related to the issuance of common stock	—	—	(59,375)	—	(59,375)
Exercise of stock options	204,105	2,041	196,904	—	198,945
Exchange of note payable for common stock	293,255	2,933	997,067	—	1,000,000
Sale of common stock	1,000,000	10,000	3,400,000	—	3,410,000

Balance, March 31, 2003	13,226,452	$132,265	$ 166,755,271	$(157,060,545)	$ 9,826,991

The accompanying notes are an integral part of these consolidated financial statements. -3-

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(736,614)	$358,356

Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Depreciation and amortization	73,116	51,439
Inventory write-off	—	250,000
Changes in assets and liabilities,
Accounts receivable	(689,654)	(618,621)
Inventories	422,022	(115,886)
Other current assets	84,469	54,614
Accounts payable	(607,542)	(287,656)
Accrued liabilities	(397,446)	(712,435)
Deferred revenue	78,309	(42,104)

Net cash used in operating activities	$(1,773,340)	$(1,062,293)

Cash flows from investing activities:
Purchases of property and equipment	(80,255)	(3,000)
Decrease in other assets	3,422	—

Net cash used in investing activities	$(76,833)	$(3,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	12,964	204,548
Costs incurred related to issuance of common stock	(62,500)	(59,375)
Proceeds from the sale of common stock	—	3,410,000

Net cash (used in) provided by financing activities	$(49,536)	$3,555,173

Net increase (decrease) in cash and cash equivalents	$(1,899,709)	$2,489,880
Cash and cash equivalents, beginning of the period	5,825,270	4,450,076

Cash and cash equivalents, end of the period	$3,925,561	$6,939,956

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,910	$11,153

Supplemental disclosure of noncash financing and investing activities:

Issuance of stock for employer 401(k) matching contribution	$180,922	$195,711

Preferred stock accrued dividends and interest	$89,836	$—

Issuance of stock for settlement	$801,138	$—

Exchange of note payable for stock	$—	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements. -4-

Palomar Medical Technologies, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the “Company” or “Palomar”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2002.

2.	Stock based compensation.

        The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF 96-18, the Company records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

        The following tables illustrate the assumptions used and the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company for the three months ended March 31, 2002 and 2003, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

        Pro forma disclosure. The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock of the Company would be as follows:

	Three Months Ended March 31,
	2002	2003
Net income (loss), as reported	$(736,614)	$358,356
Less: Preferred stock dividends	(89,836)	—
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards	(268,708)	(361,133)

Pro forma loss	$(1,095,158)	$(2,777)

Basic and diluted net income (loss) per share:
As reported	$(0.08)	$0.03
Pro forma	$(0.10)	$(0.00)

3.	Cash and cash equivalents

        Cash equivalents consist principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities when purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Palomar Medical Technologies, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

4.	Inventories

Inventories consist of the following:

	December 31,	March 31,
	2002	2003
Raw materials	$2,648,432	$1,721,154
Work-in-process	589,883	1,348,578
Finished goods	609,178	643,647

	$3,847,493	$3,713,379

During the quarter ended March 31, 2003, the Company wrote-off $250,000 of clinical and demonstration units related to the SLP 1000 product line to cost of product revenues.

5.	Property and equipment

Property and equipment consist of the following:
	December 31,	March 31,
	2002	2003
Machinery and equipment	$1,001,582	$1,001,582
Furniture and fixtures	1,433,187	1,436,187
Leasehold improvements	251,106	251,106

	2,685,875	2,688,875
Less: accumulated depreciation
and amortization	2,200,589	2,252,028

	$ 485,286	$ 436,847

6.	Segment information

        Product revenue from international sources were $1.4 million and $3.2 million for the three months ended March 31, 2002 and 2003, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,

	2002	2003

United States	56.2%	47.0%
Japan	24.6%	25.4%
Australia	9.5%	8.7%
Europe	0.0%	8.2%
Canada	4.0%	6.0%
Asia/Pacific	2.3%	2.7%
Middle East	3.4%	2.0%

Total	100.0%	100.0%

7.	Guarantees

        The Company’s products generally carry a standard one-year warranty. The Company provides a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to cost of product revenues during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        The following table reflects the changes in the Company’s accrued warranty during the three months ended March 31, 2003:

Total (in thousands)
Warranty accrual as of December 31, 2002	$ 822
Plus accruals related to new sales	191
Less amortization of prior period accruals	(187)

Warranty accrual as of March 31, 2003	$ 826

8.	Stockholders’ equity

        Options to purchase common stock. During the three months ended March 31, 2003, the Company granted options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.51 per share. During the three months ended March 31, 2003, 204,105 shares of the Company’s common stock were exercised at exercise prices from $0.90 to $1.42 per share. During the three months ended March 31, 2003, options to purchase 37,739 shares of the Company’s common stock were cancelled.

        Warrants to purchase common stock. During the three months ended March 31, 2003, no warrants were granted, exercised or cancelled.

        Exchange of note payable for common stock. On March 14, 2003, a director exchanged the $1 million principal balance of a Promissory Note into 293,255 shares of the Company’s common stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s common stock trailing ten-day average closing price of $3.10 per share.

        Private placement purchase of common stock. On March 14, 2003, the Company completed a private placement with Craig Drill Capital, a private investment firm based in New York City, for the purchase of 1 million shares of the Company’s common stock with no registration rights at a price of $3.41 per share for an aggregate subscription price of $3.41 million. The price was calculated at 110% of the Company’s common stock trailing ten-day average closing price of $3.10 per share.

        Issuance of common stock for employee stock purchase plan. During the three months ended March 31, 2003, employees purchased 6,277 shares of the Company’s common stock for $5,603 pursuant to the purchase plan.

        Issuance of stock for 401(k) match. The Company issued 195,711 shares of its common stock to the
401(k) Plan in satisfaction of the Company’s employer match for 2002 employee contributions during the three months ended March 31, 2003.

9.	Net income (loss) per common share

        Basic net income (loss) per share was determined by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) attributable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends

        The Company’s net income (loss) per share for the three months ended March 31, 2002 and 2003 is as follows:

Palomar Medical Technologies, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2002	2003
Net income (loss)	$(736,614)	$358,356
Preferred stock dividends	(89,836)	—

Net income (loss) attributable to common
stockholders	$(826,450)	$358,356

Basic net income (loss) per common share	$(0.08)	$0.03

Diluted net income (loss) per common share	$(0.08)	$0.03

Basic weighted average number of shares
outstanding	10,944,217	11,889,899
Potential common shares pursuant to:
Stock options and warrants	—	1,420,742

Diluted weighted average number of shares
outstanding	10,944,217	13,310,641

        For the three-months ended March 31, 2002 and 2003, potential common shares of 6,052,244 and 4,815,568, respectively, of certain outstanding stock options and stock warrants were not included in the diluted weighted average shares outstanding as they were antidilutive.

10.	Funded product development revenue

        On February 14, 2003, the Company entered into a Development and License Agreement with The Gillette Company (NYSE:G) (“Gillette”) to complete development and commercialize a home-use, light-based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to Palomar over approximately the first 30 months of the agreement, with $2.6 million to be provided during 2003.

        The Company accounts for funded product development revenue under the Gillette agreement as received because the funding must be made so long as the Company is not in breach of the agreement.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a researcher and developer of proprietary light (both lasers and lamp) based systems for hair removal and other cosmetic treatments; as well as, the first company to obtain clearance from the FDA using laser systems for “permanent hair reduction.” Palomar’s light based hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnerships with Massachusetts General Hospital’s Wellman Laboratories (“General”) and other centers, new indications are being tested to further advance the hair removal market and other cosmetic light based applications including fat reduction, acne treatment and skin rejuvenation.

        Broad market acceptance of light based hair and tattoo removal and other cosmetic applications and further acceptance of the Palomar MediLux ™ lamp based system, EsteLux™ lamp based system, the Palomar Q-Yag 5™ Q-Switched ND: Yag laser system and the Palomar SLP1000® diode laser system are critical to the Company’s success. These four systems, all of which have FDA clearance, cover a wide spectrum of cosmetic applications. The Palomar MediLux system is a higher powered system than the Palomar EsteLux system, and also has a higher repetition rate (treatment rate) and a quick connect handpiece connector. Both the Palomar MediLux and EsteLux systems are fast, compact and efficient lamp based systems for both temporary and permanent hair reduction and pigmented and vascular lesion removal. The Palomar Q-Yag 5 is a laser system for tattoo and pigmented lesion removal and the Palomar SLP1000 is the first diode laser system in the marketplace cleared for use on all skin types and has different hand pieces to be used in a variety of cosmetic applications including hair and vascular lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products and believes the successful introduction and marketing of new products is critical to the Company’s long-term success.

        On February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women.

Critical Accounting Policies

        The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of the Company’s critical accounting policies and the related judgments and estimates affecting the preparation of the Company’s consolidated financial statements is included in the Annual Report on Form 10-K of the Company for fiscal year 2002.

Results of Operations

        Product revenues. Product revenues increased to $6.1 million from $3.4 million during the quarter ended March 31, 2003 in comparison to the same period in 2002. During the first quarter of 2003, the leading contributor to this increase of $2.7 million or 80% in product revenues was the EsteLux and additional handpieces. During the first quarter of 2003, the sale of additional EsteLux handpiece revenue increased substantially as there were no additional EsteLux handpieces sold during the same period in 2002.

        Royalty revenues. Royalty revenues decreased to $236,000 from $856,000 for the three-months ended March 31, 2003 and 2002, respectively. This decrease of $620,000 in comparison to the same period in 2002 is attributed to Lumenis Inc.’s (NASDAQ; LUME) (“Lumenis”) failure to make its royalty payment.

        Funded product development revenues. For the three months ended March 31, 2003, funded product development revenue of $500,000 was for work performed in connection with the initial payment made from Gillette. On February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women.

        Cost of product revenues. Cost of product revenues increased to $2.7 million from $2.2 million for the three months ended March 31, 2003 in comparison to the same period in 2002. Cost of product revenues, as a percentage of product revenues, decreased to 43% for the three months ended March 31, 2003 from 65% for the same period in 2002. Contributing to this decrease of the cost of product revenue as a percentage of product revenue is the efficient use of the Company's fixed overhead costs with the increased volume associated with the growth in product revenue and the adjustment made to royalty reserves of approximately $332,000 to reflect royalty rates established with General. A portion of this decrease as a percentage of product revenues in 2003 was offset by the Company writing off $250,000 of clinical and demonstration units related to the SLP 1000 product line during the first quarter of 2003.

        Cost of royalty revenues. Cost of royalty revenues decreased in dollars to $94,000 from $342,000 and as a percentage of royalty revenues was consistent at 40%. The decrease in royalty revenues is attributed to Lumenis’s failure to make its royalty payment resulting in a reduced cost of royalty due to General.

        Research and development expenses. Research and development expenses increased to $1.3 million (18% of total revenues) from $1.1 million (25% of total revenues) for the three-months ended March 31, 2003 and 2002, respectively. This increase in dollars is attributed to costs associated with the Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. Research and development costs as a percentage of total revenues decreased during the three months ended March 31, 2003 as compared to the same period in 2002, due to increased total revenues. The spending on research and development reflects the Company’s commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal and pigmented and vascular lesion removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, the Company is developing products to address other dermatology and cosmetic conditions, including the fields of fat reduction, acne treatment and skin rejuvenation.

10

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        Selling and marketing expenses. Selling and marketing expenses increased to $1.5 million (23% of total revenues) from $789,000 (19% of total revenues) for the three-months ended March 31, 2003 as compared to 2002. This increase is associated with direct sales force and international commissions, which is correlated with increased revenues and additional marketing expenses associated with the Company’s product lines.

        General and administrative expenses. General and administrative expenses increased to $981,000 (14% of total revenues) from $619,000 (15% of total revenues) for the three-months ended March 31, 2003 as compared to 2002. The increase in general and administrative dollars of $362,000 is primarily related to additional legal expenses incurred as a result of enforcing the Company’s patent position against infringers.

        Interest income. Interest income decreased to $15,000 from $20,000 for the three-months ended March 31, 2003 and 2002, respectively. This decrease is primarily due to a decrease in interest rates in 2003 as compared to the same period in 2002.

        Interest expense. Interest expense decreased to $24,000 from $31,000 for the three-months ended March 31, 2003 as compared to 2002. This decrease is attributable to the Company paying off all of its debt. On March 14, 2003, a director exchanged the $1 million principal balance of a Promissory Note into 293,255 shares of the Company’s Common Stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s Common Stock trailing ten-day average closing price of $3.10 per share

        Other income. Other income remained consistent at $58,000 for the three-months ended March 31, 2003 as compared to 2002. Other income is attributable to payments received from a previously written-off equity investment.

        Income Taxes. The Company has not recorded a provision for income taxes, as the Company believes that a tax provision or benefit will not be required for the fiscal year ending December 31, 2003.

Liquidity and Capital Resources

       As of March 31, 2003, the Company had $6.9 million in cash and cash equivalents. The continued, successful sales of the Company’s current products and future products will be critical to the Company’s future liquidity.

       The Company believes that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. However, the Company cannot be sure that they will not require additional capital beyond the amounts currently forecasted by the Company, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

       The Condensed Consolidated Statements of Cash Flows reflect events in the first three months of 2003 and 2002 as they affect the Company’s liquidity. A net use of cash from operating activities was $1.1 million in the 2003 period as compared to $1.8 million in 2002. Positively affecting cash flows for the 2003 period were net income, depreciation and amortization, inventory write-off, and other current assets. Negatively impacting operating cash flows in 2003 were increases in accounts receivable and inventories and decreases in accounts payable, accrued liabilities and deferred revenue. Positively affecting cash flows for the 2002 period were depreciation and amortization, decreases in inventories, other current assets and an increase in deferred revenue. Negatively impacting operating cash flows in 2002 were the net loss, increase in accounts receivable and decreases in accounts payable and accrued liabilities.

        Net cash from investing activities used cash of $3,000 in the 2003 period as compared to $77,000 in 2002. Negatively affecting cash flows from investing activities for 2003 and 2002 were purchases of property and equipment. Positively affecting cash flows from investing activities for 2002 was a decrease in other assets.

        Net cash from financing activities provided cash of $3.6 million in 2003 and used cash of $50,000 in 2002. Positively affecting cash flows from financing activities for 2003 were the proceeds from the exercise of stock options and employee stock purchase plan and proceeds from the sale of common stock. Positively affecting cash flows from financing activities for 2002 were the proceeds from the exercise of stock options and employee stock purchase plan. Negatively affecting cash flows from financing activities for the 2003 and 2002 were costs incurred related to the issuance of common stock.

        The Company anticipates that capital expenditures for 2003 will total $400,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand.

        Lumenis failed to make the royalty payments due October 30, 2002 and January 30, 2003, for sales of their Lightsheer diode laser system for the quarter ended September 30, 2002 and December 31, 2002, respectively. On February 14, 2003, the Company terminated its license agreement with Lumenis (see part II, item 1, Legal Proceedings for more details). This reduction and any other loss or reduction in the Company’s royalty revenues could have a material adverse effect on the business and financial condition, affect future liquidity and prevent the Company from maintaining profitability. The Company faces risks associated with pending litigation and there can be no assurance that these royalty amounts from other third parties will not decrease or that the Company will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

        On February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to Palomar over approximately the first 30 months of the agreement, with $2.6 million to be provided during 2003.

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

Statement Under the Private Securities Litigation Reform Act

        In addition to the other information in this Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC including but not limited to statements relating to new markets, development and introduction of new products, and financial projections that involve risk and uncertainties that may individually or mutually impact the matters herein, and cause actual results, events and performance to differ materially from such forward-looking statements. Our actual results could differ materially from those suggested in such forward-looking statements due to the cautionary statements identified below and other factors including, without limitation, risks concerning the timing of new product introductions, financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances, ability to maintain the NASDAQ minimum continued listing requirements and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights, and/or other factors, which are detailed from time to time in the Company’s SEC reports, including the report on Form 10-K for the year ended December 31, 2002 and the Company’s quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,”, “would” and “potential” or similar words.

Cautionary Statements

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

Our common stock could be further diluted as the result of outstanding warrants and options.

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

        In past years, material portions of our revenues consisted of royalties from sub-licensing patents licensed to us on an exclusive basis by General.

        Lumenis failed to make the royalty payments due October 30, 2002 and January 30, 2003, for sales of their Lightsheer diode laser system for the quarter ended September 30, 2002 and December 31, 2002, respectively. On February 14, 2003, the Company terminated its license agreement with Lumenis (see part II, item 1, Legal Proceedings for more details). This reduction and any other loss or reduction in the Company’s royalty revenues could have a material adverse effect on the business and financial condition, affect future liquidity and prevent the Company from maintaining profitability. The Company faces risks associated with pending litigation and there can be no assurance that these royalty amounts from other third parties will not decrease or that the Company will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

         We are involved in disputes with other third parties, including Altus Medical Inc. (“Altus”) (see part II, item 1, Legal Proceedings). Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Any adverse result in litigation could have a material adverse effect on our business, financial condition and results of operations.

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

        We sell more than half of our products and services outside of the United States and expect that these sales will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign regulating approvals for products may occur.

We face risks associated with managing a joint development and license agreement.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. We believe that this represents a unique opportunity to bring light based devices to the mass market. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be commercialized for several years, if ever. In addition, we cannot be sure that Gillette will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement. After the expiration of 12 months and at several points thereafter, Gillette has the ability to choose not to continue and may terminate the agreement. In such cases, we will not receive certain payments but may proceed to develop and commercialize the device on our own or with a third party. There can be no assurance that we will be able to successfully implement such a strategy. In addition, after commercialization of such device, Gillette is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents. There can be no assurance that valid patents will cover the device in any or all countries in which the device will be manufactured, used or sold. This could have a material adverse effect on our business, results of operations and financial condition.

We face risks associated with Section 11 (a)(4) Securities Act of 1933.

        Prior to June 28, 2002, Arthur Andersen LLP served as the Company’s independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On June 28, 2002, the Company dismissed Arthur Andersen and retained Ernst & Young LLP as its independent auditors for its fiscal year ended December 31, 2002. SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to the Company’s inclusion of Arthur Andersen’s audit report in those filings. Since the Company’s former engagement partner and audit manager have left Arthur Andersen and in light of the announced cessation of Arthur Andersen’s SEC practice, the Company will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in the Company’s relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company’s registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of the Company’s ability to obtain Arthur Andersen’s consent.

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

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

        SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of March 31, 2003 due to their short-term nature. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which carried at cost, which approximates market value. The Company has no quantitative information concerning the market risk of participating in such investments.

        Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates, foreign currency exchange rates, commodity prices or equity prices.

Primary Market Risk Exposures

        The Company’s primary market risk exposures are in the areas of interest rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial because of the short-term nature of these investments. The Company’s currency exchange rate fluctuations have been and are expected to continue to be modest since the Company sells its products in United States currency.

Item 4.	Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

        An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

(b)   Changes in internal controls.

        There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - Other Information

Item 1.  Legal Proceedings

        The Company is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position.

        The Company is the exclusive licensee of U.S. Patent Nos. 5,595,568 and 5,735,844 (“the `568 and `844 patents”) from The General Hospital Corporation (“General”). Pursuant to a Patent License Agreement dated December 7, 1998, Lumenis paid the Company a 7.5% royalty on net sales of the LightSheer diode laser system. As of the quarter ended September 30, 2002, the Company received approximately $3.6 million dollars in royalties from Lumenis for sales of the LightSheer system. On October 24, 2002, Lumenis told the Company that it would no longer pay royalties for sales of the LightSheer system and filed a complaint in the United States District Court for the Northern District of California seeking a declaratory judgment that the `568 and `844 patents are invalid and/or unenforceable and not infringed by any Lumenis products. The Company believes that Lumenis’ claims are without merit, and on October 29, 2002, the Company filed a complaint in the Middlesex County Superior Court in Massachusetts against Lumenis for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Massachusetts General Laws Chapter 93A. On February 14, 2003, the Company terminated the Patent License Agreement. The parties are in negotiations in an attempt to settle the matter as an alternative to litigation.

        On February 15, 2002, the Company commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus seeking both monetary damages and injunctive relief. The complaint alleges Altus’ CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to the Company by General. General has been added as a plaintiff in this lawsuit. Altus answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. The Company and General filed a reply denying the material allegations of the counterclaims. The Company and General have further alleged that Altus’ CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. A Markman hearing on claim construction has been set for June 12, 2003. A trial date has not yet been set.

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

20

Item 5.   Other Information.

Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibits furnished:

99 — Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith). 21

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: May 14, 2003	By:	/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: May 14, 2003	By:	/s/ Paul S. Weiner Paul S. Weiner Chief Financial Officer

22

Certifications

I, Joseph P. Caruso certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palomar Medical Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

23

I, Paul S. Weiner certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palomar Medical Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Paul S. Weiner Paul S. Weiner Chief Financial Officer

24