Form 10-Q
period 2003-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2003-08-12
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common Stock, $.01 par value	13,904,471

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

i

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Balance Sheet

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,377,147	$4,450,076
Accounts receivable, net of allowance of $784,471 and $553,559, respectively	5,748,238	4,047,277
Inventories	3,797,733	3,847,493
Other current assets	667,975	269,940

Total current assets	17,591,093	12,614,786

Property and equipment, net	538,955	485,286
Other assets	291,074	298,268

	$18,421,122	$13,398,340

Liabilities and Stockholders' Equity
Current liabilities:
Note payable to related party	$--	$1,000,000
Accounts payable	1,180,118	1,320,202
Accrued liabilities	4,096,649	4,619,303
Deferred income taxes	1,400,000	1,400,000
Deferred revenue	470,858	341,084

Total current liabilities	7,147,625	8,680,589

Stockholders' equity:
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 13,663,315 and 11,538,706 shares, respectively	136,633	115,387
Additional paid-in capital	167,128,557	162,021,265
Accumulated deficit	(155,991,693)	(157,418,901)

Total stockholders' equity	11,273,497	4,717,751

	$18,421,122	$13,398,340

The accompanying notes are an integral part of these consolidated financial statements.
1

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product revenues	$7,738,882	$5,378,818	$13,844,726	$8,764,501
Royalty revenues	232,938	976,962	468,786	1,833,032
Funded product development revenues	700,000	--	1,200,000	--

Total revenues	8,671,820	6,355,780	15,513,512	10,597,533

Costs and expenses:
Cost of product revenues	3,227,585	2,599,517	5,878,396	4,810,466
Cost of royalty revenues	93,175	390,785	187,514	733,213
Research and development	1,426,949	1,075,158	2,688,259	2,139,867
Selling and marketing	2,127,549	1,380,118	3,673,298	2,169,298
General and administrative	1,175,987	788,918	2,156,892	1,407,981

Total costs and expenses	8,051,245	6,234,496	14,584,359	11,260,825

Income (loss) from operations	620,575	121,284	929,153	(663,292)
Interest income	19,770	14,953	34,991	35,180
Interest expense	(1,014)	(26,886)	(24,790)	(57,484)
Other income	--	109,972	58,333	168,305

Net income (loss) before income taxes	639,331	219,323	997,687	(517,291)
Benefit from income taxes	429,521	--	429,521	--

Net income (loss)	$1,068,852	$219,323	$1,427,208	$(517,291)

Net income (loss) per share:
Basic	$0.08	$0.02	$0.11	$(0.05)

Diluted	$0.07	$0.02	$0.10	$(0.05)

Weighted average number of shares outstanding:
Basic	13,507,281	11,497,559	12,703,061	11,222,417

Diluted	15,941,140	11,508,069	14,739,107	11,222,417

The accompanying notes are an integral part of these consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Stockholder’s Equity (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	$ 0.01 Par Value	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2002	11,538,706	$115,387	$ 162,021,265	$(157,418,901)	$ 4,717,751

Net income	--	--	--	1,427,208	1,427,208
Issuance of stock for employee stock purchase plan	15,739	157	13,971	--	14,128
Issuance of stock for 2002 employer 401(k) matching contribution	184,109	1,841	193,870	--	195,711
Costs incurred related to the issuance of common stock	--	--	(120,000)	--	(120,000)
Exercise of stock options	631,506	6,315	622,384	--	628,699
Exchange of note payable for common stock	293,255	2,933	997,067	--	1,000,000
Sale of common stock	1,000,000	10,000	3,400,000	--	3,410,000

Balance, June 30, 2003	13,663,315	$136,633	$ 167,128,557	$(155,991,693)	$ 11,273,497

The accompanying notes are an integral part of these consolidated financial statements.
3

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 1,427,208	$ (517,291)
Adjustments to reconcile net income (loss) from operations
to net cash used in operating activities:
Depreciation and amortization	104,955	142,345
Inventory write-off	250,000	--
Changes in assets and liabilities,
Accounts receivable	(1,700,961)	(1,188,563)
Inventories	(200,240)	181,673
Other current assets	(398,035)	216,801
Accounts payable	(140,084)	(746,165)
Accrued liabilities	(326,943)	642,375
Deferred revenue	129,774	79,368

Net cash used in operating activities	$ (854,326)	$(1,189,457)

Cash flows from investing activities:
Purchases of property and equipment	(158,624)	(92,934)
Decrease in other assets	7,194	3,756

Net cash used in investing activities	$ (151,430)	$ (89,178)

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	642,827	18,365
Payment on convertible debenture	--	(300,000)
Costs incurred related to issuance of common stock	(120,000)	(125,000)
Proceeds from sale of common stock	3,410,000	--

Net cash (used in) provided by financing activities	$ 3,932,827	$ (406,635)

Net increase (decrease) in cash and cash equivalents	$ 2,927,071	$(1,685,270)
Cash and cash equivalents, beginning of the period	4,450,076	5,825,270

Cash and cash equivalents, end of the period	$ 7,377,147	$ 4,140,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 11,153	$ 33,169

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$ 195,711	$ 180,922

Preferred stock accrued dividends and interest	$ --	$ 89,836

Issuance of stock for settlement	$ --	$ 801,138

Exchange of note payable for common stock	$ 1,000,000	$ --

The accompanying notes are an integral part of these consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements

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

2.     Stock based compensation.

        The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force (EITF) 96-18, the Company records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company for the three-months and six-months ended June 30, 2003 and 2002, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

        Pro forma disclosure. The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock of the Company would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,068,852	$219,323	$1,427,208	$(517,291)
Less: Preferred stock dividends	--	--	--	(89,836)
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(187,670)	(277,330)	(548,803)	(546,038)

Pro forma gain (loss)	$881,182	$(58,007)	$878,405	$(1,153,165)

Diluted net income (loss) per share:
As reported	$0.07	$0.02	$0.10	$(0.05)
Pro forma	$0.06	$(0.01)	$0.06	$(0.05)

3. Cash and cash equivalents

        Cash equivalents consist principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities when purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements

4. Inventories

        Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$2,335,231	$2,648,432
Work-in-process	988,821	589,883
Finished goods	473,681	609,178

	$3,797,733	$3,847,493

        During the quarter ended March 31, 2003, the Company wrote-off $250,000 of clinical and demonstration units related to the SLP 1000 product line to cost of product revenues.

5. Property and equipment

        Property and equipment consist of the following:

	June 30, 2003	December 31, 2002
Machinery and equipment	$1,582,333	$1,433,187
Furniture and fixtures	1,008,960	1,001,582
Leasehold improvements	253,206	251,106

	2,844,499	2,685,875
Less: accumulated depreciation
and amortization	2,305,544	2,200,589

	$ 538,955	$ 485,286

6. Segment information

        Product revenue from international sources were $3.9 million and $3.0 million for the three-months ended June 30, 2003 and 2002, respectively, and $7.7 million and $4.3 million for the six-months ended June 30, 2003 and 2002, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three and six-months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States	47.9%	47.9%	42.2%	50.8%
Japan	26.6%	42.5%	28.0%	36.2%
Asia / Pacific Rim	2.9%	0.3%	2.5%	1.0%
Canada	5.7%	4.5%	9.3%	4.2%
Europe	8.0%	2.0%	9.2%	1.4%
Australia	4.0%	0.9%	5.7%	4.0%
Central / South America	3.1%	0.0%	2.1%	0.0%
Middle East	1.8%	1.9%	1.0%	2.4%

Total	100.0%	100.0%	100.0%	100.0%

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements

        The following table reflects the changes in the Company’s accrued warranty during the six-months ended June 30, 2003:

Total (in thousands)
Warranty accrual as of December 31, 2002	$ 822
Plus accruals related to new sales	443
Less amortization of prior period accruals	(414)

Warranty accrual as of June 30, 2003	$ 851

8. Stockholders’ equity

        Options to purchase common stock. During the six-months ended June 30, 2003, the Company granted options to purchase 74,000 shares of the Company’s common stock at exercise prices from $1.51 to $4.75. During the six-months ended June 30, 2003, 631,506 shares of the Company’s common stock were exercised at exercise prices from $0.90 to $3.1875 per share. During the six-months ended June 30, 2003, options to purchase 67,408 shares of the Company’s common stock were cancelled.

        Warrants to purchase common stock. During the six-months ended June 30, 2003, no warrants were granted, exercised or cancelled.

        Exchange of note payable for common stock. On March 14, 2003, a director surrendered the $1 million principal balance of a Promissory Note and was issued 293,255 shares of the Company’s common stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s common stock trailing ten-day average closing price of $3.10 per share.

        Private placement purchase of common stock. On March 14, 2003, the Company completed a private placement with Craig Drill Capital, a private investment firm based in New York City, for the purchase of 1 million shares of the Company’s common stock with no registration rights at a price of $3.41 per share for an aggregate subscription price of $3.4 million. The price was calculated at 110% of the Company’s common stock trailing ten-day average closing price of $3.10 per share.

        Issuance of common stock for employee stock purchase plan. During the six-months ended June 30, 2003, employees purchased 15,739 shares of the Company’s common stock for approximately $14,000 pursuant to the Purchase Plan.

        Issuance of stock for 401(k) match. The Company issued 184,109 shares of its common stock to the 401(k) Plan in satisfaction of the Company’s employer match for 2002 employee contributions during the six-months ended June 30, 2003.

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements

        The Company's net income (loss) per share for the three and six-months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$ 1,068,852	$ 219,323	$ 1,427,208	$(517,291)
Preferred stock dividends	--	--	--	(89,836)

Net income (loss) attributable to
common stockholders	$ 1,068,852	$ 219,323	$ 1,427,208	$(607,127)

Basic net income (loss) per common share	$ 0.08	$ 0.02	$ 0.11	$(0.05)

Diluted net income (loss) per common share	$ 0.07	$ 0.02	$ 0.10	$(0.05)

Basic weighted average number of
shares outstanding	13,507,281	11,497,559	12,703,061	11,222,417

Diluted weighted average number of
shares outstanding	15,941,140	11,508,069	14,739,107	11,222,417

        For the three and six-months ended June 30, 2003 and 2002, potential common shares of 4,407,498 and 5,415,678, respectively, of certain outstanding stock options and stock warrants were not included in the diluted weighted average shares outstanding as they were antidilutive.

10. Funded product development revenue

        As of February 14, 2003, the Company entered into a Development and License Agreement with the Gillette Company (NYSE: G) (“Gillette”) to complete development and commercialize a home-use, light-based, hair removal device for women. The device is protected by multiple patents within Palomar’s patent portfolio. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to Palomar over approximately the first 30 months of the agreement, with $2.6 million to be provided during 2003.

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

        Broad market acceptance of light based hair and tattoo removal and other cosmetic applications and further acceptance of the Palomar MediLux™ lamp based system, the Palomar EsteLux™ lamp based system and the Palomar Q-Yag 5™ Q-Switched ND: Yag laser system are critical to the Company’s success. These three systems, all of which have FDA clearance, cover a wide spectrum of cosmetic applications. The Palomar MediLux system is a higher powered system than the Palomar EsteLux system, and also has a higher repetition rate (treatment rate) and quick connect handpiece connector. Both the Palomar MediLux and EsteLux systems are fast, compact and efficient lamp based systems for both temporary and permanent hair reduction and pigmented and vascular lesion removal. In addition, the Palomar MediLux and EsteLux systems are sold outside the United States for treatment of acne and Palomar is currently seeking FDA clearance for this application in the United States. The Palomar Q-Yag 5 is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products and believes that the successful introduction and marketing of new products is critical to the Company’s long-term success.

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

Results of Operations

        Product revenues. Product revenues increased to $7.7 million from $5.4 million during the three-month period ended June 30, 2003 in comparison to the same period in 2002. The leading contributor to this increase of $2.3 million or 44% in product revenues was the increase in sales of the family of “Lux” product lines which includes the EsteLux, MediLux and additional handpieces. During the three-month period ended June 30, 2003, the sale of additional Lux handpiece revenue increased substantially as there were no additional Lux handpieces sold during the same period in 2002.

        Product revenues increased to $13.9 million from $8.8 million during the six-month period ended June 30, 2003. The leading contributor to this increase of $5.1 million or 58% in product revenues was the family of “Lux” product lines which includes the EsteLux, MediLux and additional handpieces. During six-month period ended June 30, 2003, the sale of additional Lux handpiece revenue increased substantially as there were no additional Lux handpieces sold during the same period in 2002.

        Royalty revenues. Royalty revenues decreased to $233,000 from $977,000 for the three-months ended June 30, 2003 and 2002, respectively. Royalty revenues decreased to $469,000 from $1.8 million for the six-months ended June 30, 2003 and 2002, respectively. These decreases in comparison to the same period in 2002 are attributed to Lumenis Inc.‘s (Nasdaq: LUME) (“Lumenis”) failure to make its royalty payments starting in October 2002 (see “Legal Proceedings”).

        Funded product development revenues. For the three-months and six-months ended June 30, 2003, funded product development revenue of $700,000 and $1.2 million, respectively, was for work performed in connection with payments made by Gillette. On February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women.

        Cost of product revenues. Cost of product revenues increased to $3.2 million from $2.6 million for the three-months ended June 30, 2003 in comparison to the same period in 2002. The increase in cost of product revenues during 2003 as compared to 2002 is solely attributed to increased product sales volume. As a percentage of product revenues, cost of product revenues decreased to 42% for the three-months ended June 30, 2003 from 48% for the same period in 2002. Contributing to this decrease of the cost of product revenue as a percentage of product revenue is the efficient use of the Company’s fixed overhead costs with the increased volume associated with the growth in product revenues.

        Cost of product revenues increased to $5.9 million from $4.8 million for the six-months ended June 30, 2003 in comparison to the same period in 2002. The increase in cost of product revenues during 2003 as compared to 2002 is primarily attributed to increased product sales volume. As a percentage of product revenues, cost of product revenues decreased to 42% for the six-months ended June 30, 2003 from 55% for the same period in 2002. Contributing to this decrease of the cost of product revenue as a percentage of product revenue is the efficient use of the Company’s fixed overhead costs with the increased volume associated with the growth in product revenues and the adjustment made to royalty reserves of approximately $332,000 to reflect royalty rates established with General. A portion of this decrease as a percentage of product revenues in 2003 was offset by the Company writing off $250,000 of clinical and demonstration units related to the SLP 1000 product line during the first quarter of 2003.

        Cost of royalty revenues. Cost of royalty revenues decreased in dollars to $93,000 from $391,000 for the three-month period ended June 30, 2003 and as a percentage of royalty revenues was consistent at 40%. Cost of royalty revenues decreased in dollars to $188,000 from $733,000 for the six-month period ended June 30, 2003 and as a percentage of royalty revenues was consistent at 40%. The decrease in royalty revenues is attributed to Lumenis’ failure to make its royalty payment resulting in a reduced cost of royalty due to General.

        Research and development expenses. Research and development expenses increased to $1.4 million (16% of total revenues) from $1.1 million (17% of total revenues) for the three-months ended June 30, 2003 and 2002, respectively. Research and development expenses increased to $2.7 million (17% of total revenues) from $2.1 million (20% of total revenues) for the six-months ended June 30, 2003 and 2002, respectively. This increase in dollars is attributed to costs associated with the Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. Research and development costs as a percentage of total revenues decreased during the three-months and six-months ended June 30, 2003 as compared to the same period in 2002, due to increased total revenues. The spending on research and development reflects the Company’s commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal and pigmented and vascular lesion removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, the Company is developing products to address other dermatology and cosmetic conditions, including the fields of fat reduction, acne treatment and skin rejuvenation.

        Selling and marketing expenses. Selling and marketing expenses increased to $2.1 million (25% of total revenues) from $1.4 million (22% of total revenues) for the three-months ended June 30, 2003 as compared to 2002. Selling and marketing expenses increased to $3.7 million (24% of total revenues) from $2.2 million (20% of total revenues) for the six-months ended June 30, 2003 as compared to 2002. This increase in selling and marketing expenses is due to increased costs associated with the roll-out of the Company’s product lines and an expanded direct sales force and international commissions.

        General and administrative expenses. General and administrative expenses increased to $1.2 million (14% of total revenues) from $789,000 (12% of total revenues) for the three-months ended June 30, 2003 as compared to 2002. General and administrative expenses increased to $2.2 million (14% of total revenues) from $1.4 million (13% of total revenues) for the six-months ended June 30, 2003 as compared to 2002. The increase in general and administrative dollars and as a percentage of revenues is primarily related to additional legal expenses incurred as a result of enforcing the Company’s patent position against infringers, defending the opposition of a European Patent exclusively licensed to the Company by General and an increase in the incentive compensation accrual.

        Interest income. Interest income increased to $20,000 from $15,000 for the three-months ended June 30, 2003 and 2002, respectively. Interest income remained constant at $35,000 for the six-months ended June 30, 2003 and 2002 as the higher levels of excess cash was offset by lower interest rates.

        Interest expense. Interest expense decreased to $1,000 from $27,000 for the three-months ended June 30, 2003 as compared to 2002. Interest expense decreased to $25,000 from $57,000 for the six-months ended June 30, 2003 as compared to 2002. This decrease is attributable to the reduction of debt, on March 14, 2003, as a result of a director surrendering a $1 million Promissory Note and was issued 293,255 shares of the Company’s Common Stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s Common Stock trailing ten-day average closing price of $3.10 per share

        Other income. Other income for the three-months ended June 30, 2002 was $110,000. Other income decreased to $58,000 from $168,000 for the six-months ended June 30, 2003 as compared to 2002. Other income is attributable to payments received from a previously written-off equity investment and a partial payment of a note receivable that was written off in a prior year.

        Income Taxes. The benefit from income taxes for the three-months and six-months ended June 30, 2003 was $430,000 and reflects the Company’s filing of refund claims to carryback operating losses to recover taxes paid in prior years pursuant to the Economic Stimulus package of 2002. Offsetting the refund claims, the company is providing a 4% effective tax rate for both the three-months and six-months ended June 30, 2003 for the anticipated alternative minimum taxes and minimum state taxes due for 2003.

Liquidity and Capital Resources

        As of June 30, 2003, the Company had $7.4 million in cash and cash equivalents. The continued, successful sales of the Company’s current products and future products will be critical to the Company’s future liquidity.

        The Company believes that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. The Company cannot be sure that it will not require additional capital beyond the amounts currently forecasted by the Company or that any such required additional capital will be available on reasonable terms, if at all, when such capital is required.

        The Consolidated Statements of Cash Flows reflect events in the first six-months of 2003 and 2002 as they affect the Company’s liquidity. A net use of cash from operating activities was $854,000 in the 2003 period as compared to $1.2 million in 2002. Positively affecting cash flows for the 2003 period were net income, depreciation and amortization, inventory write-off and deferred revenue. Negatively impacting operating cash flows in 2003 were increases in accounts receivable, inventories, other current assets and decreases in accounts payable and accrued liabilities. Positively affecting cash flows for the 2002 period were depreciation and amortization, decreases in inventories, other current assets and an increase in accrued liabilities and deferred revenue. Negatively impacting operating cash flows in 2002 were the net loss, increase in accounts receivable and decreases in accounts payable.

        Net cash from investing activities used cash of $151,000 in the 2003 period as compared to $89,000 in 2002 primarily the result of purchases of property and equipment.

        Net cash from financing activities provided cash of $3.9 million in 2003 and used cash of $407,000 in 2002. Positively affecting cash flows from financing activities for 2003 were the proceeds from the sales of common stock, the exercise of stock options and employee stock purchase plan and proceeds from the sale of common stock. Positively affecting cash flows from financing activities for 2002 were the proceeds from the exercise of stock options and employee stock purchase plan. Negatively affecting cash flows from financing activities for the 2003 and 2002 were costs incurred related to the issuance of common stock. In addition, negatively affecting cash flows in 2002 were payments made on a convertible debenture.

        The Company anticipates that capital expenditures for the remainder of 2003 will total approximately $100,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand.

        Lumenis has failed to make the royalty payments due since October 30, 2002 for sales of their Lightsheer diode laser system On February 14, 2003, the Company terminated its license agreement with Lumenis (see part II, item 1, Legal Proceedings for more details). During the second quarter of 2003, Carl Zeiss Meditec AG, parent company to Asclepion-Meditec AG, notified the Company that it had sold Asclepion to EL.EN and Quanta System and, consequently, terminated the sub-license agreement between Asclepion and the Company effective July 31, 2003. To date, Asclepion has only paid the Company a minimum royalty payment of fifty thousand dollars ($50,000) per year, prorated in the first and last years. These reductions and any other loss or reduction in the Company’s royalty revenues could have a material adverse effect on the business and financial condition, affect future liquidity and prevent the Company from maintaining profitability. The Company faces risks associated with pending litigation and there can be no assurance that these royalty amounts from other third parties will not decrease or that the Company will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

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

        On March 14, 2003, a director surrendered the $1 million principal balance of a Promissory Note and was issued 293,255 shares of the Company’s common stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s common stock trailing ten-day average closing price of $3.10 per share.

        On March 14, 2003, the Company completed a private placement with Craig Drill Capital, a private investment firm based in New York City, for the purchase of 1 million shares of the Company’s common stock with no registration rights at a price of $3.41 per share for an aggregate subscription price of $3.4 million. The price was calculated at 110% of the Company’s common stock trailing ten-day average closing price of $3.10 per share.

Statement Under the Private Securities Litigation Reform Act

        In addition to the other information in this Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC including but not limited to statements relating to new markets, development and introduction of new products, and financial projections that involve risk and uncertainties that may individually or mutually impact the matters herein, and cause actual results, events and performance to differ materially from such forward-looking statements. Our actual results could differ materially from those suggested in such forward-looking statements due to the cautionary statements identified below and other factors including, without limitation, risks concerning the timing of new product introductions, financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures and research with third-parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights, and/or other factors, which are detailed from time to time in the Company’s SEC reports, including the report on Form 10-K for the year ended December 31, 2002 and the Company’s quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,”, “would” and “potential” or similar words.

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

        The light based hair removal industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing, sales and servicing of light based hair removal devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than the Company. Our products also face competition from medical products and cosmetic procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.

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

        All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. We have modified some of our products under letters to file. The FDA could retroactively decide that the modification require 510(k) or PMA clearance and may force us to cease marketing and/or recall the modified products. Our products may also be subject to state regulations, which are, in many instances, in flux. Changes in state regulations may enhance or impede sales. Our products are subject to similar regulations in our major international markets. Complying with these regulations is necessary for our strategy of expanding the markets for sales of our products into these countries. Compliance with the regulatory clearance process in any country is expensive and time-consuming, and we may not be able to obtain such clearances in a timely fashion or at all. Regulatory clearances may necessitate clinical testing, limitations on the number of sales and limitations on the type of end user, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests.

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

Our common stock could be further diluted as the result of outstanding options and warrants.

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

        Lumenis failed to make the royalty payments due since October 30, 2002 for sales of their Lightsheer diode laser system. On February 14, 2003, the Company terminated its license agreement with Lumenis (see part II, item 1, Legal Proceedings for more details). This reduction and any other loss or reduction in the Company’s royalty revenues could have a material adverse effect on the business and financial condition, affect future liquidity and prevent the Company from maintaining profitability. The Company faces risks associated with pending litigation and there can be no assurance that these royalty amounts from other third parties will not decrease or that the Company will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

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

        As a small company with less than 125 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

        SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of June 30, 2003 due to their short-term nature. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are carried at cost, which approximates market value. The Company has no quantitative information concerning the market risk of participating in such investments.

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

        The Company is the exclusive licensee of U.S. Patent Nos. 5,595,568 and 5,735,844 (“the ‘568 and ‘844 patents”) from The General Hospital Corporation (“General”). Pursuant to a Patent License Agreement dated December 7, 1998, Lumenis paid the Company a 7.5% royalty on net sales of the LightSheer diode laser system. As of the quarter ended September 30, 2002, the Company received approximately $3.6 million dollars in royalties from Lumenis for sales of the LightSheer system. On October 24, 2002, Lumenis told the Company that it would no longer pay royalties for sales of the LightSheer system and filed a complaint in the United States District Court for the Northern District of California seeking a declaratory judgment that the ‘568 and ‘844 patents are invalid and/or unenforceable and not infringed by any Lumenis products. The Company believes that Lumenis’ claims are without merit, and on October 29, 2002, the Company filed a complaint in the Middlesex County Superior Court in Massachusetts against Lumenis for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Massachusetts General Laws Chapter 93A. The Company has also answered Lumenis’ Federal Court compliant in California with similar counter claims. On February 14, 2003, the Company terminated the Patent License Agreement. The parties are in negotiations in an attempt to settle the matter as an alternative to litigation.

        On February 15, 2002, the Company commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus seeking both monetary damages and injunctive relief. The complaint alleges Altus’ CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844 (“the ‘844 patent”), which is exclusively licensed to the Company by General. General has been added as a plaintiff in this lawsuit. Altus answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. The Company and General filed a reply denying the material allegations of the counterclaims. The Company and General have further alleged that Altus’ CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Altus amended their answer and asserted a counter claim alleging that the ‘844 patent is unenforceable due to inequitable conduct. The Company and General believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A Markman hearing on claim construction was held June 12, 2003. The Judge has not yet issued a ruling. A trial date has not yet been set.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The following table sets forth a brief description of each matter voted upon and the number of votes cast for or against, as well as the number of abstentions, as to each such matter, at the Company’s Annual Meeting of Stockholders held on May 15, 2003.

Matter	Votes For	Votes Against	Abstentions

Ratification of Selection of Ernst & Young LLP as the	11,533,340	21,931	9,696
Company's Auditors
Election of Directors:
Management Nominees:
Louis P. Valente	11,533,151	31,816	--
Joseph P. Caruso	11,533,336	31,631	--
Jeanne Cohane	11,533,986	30,981	--
Jay Delahanty	11,533,444	31,523	--
Nicholas P. Economou	11,533,890	31,077	--
James G. Martin	11,533,265	31,702	--
A. Neil Pappalardo	11,533,908	31,059	--

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description
31.1	Certifications pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc.
(Registrant)

Date: August 12, 2003	By:/s/Joseph P. Caruso Joseph P. Caruso President and Chief Executive Officer

Date: August 12, 2003	By:/s/Paul S. Weiner Paul S. Weiner Chief Financial Officer

21