Form 10-Q
period 2003-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2003-11-07
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2003
Common Stock, $.01 par value	14,309,239

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents
i

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,218,424	$4,450,076
Accounts receivable, net of allowance of $877,471 and $553,559, respectively	6,397,691	4,047,277
Inventories	3,449,919	3,847,493
Other current assets	143,851	269,940

Total current assets	19,209,885	12,614,786

Property and equipment, net	509,328	485,286

Other assets	291,074	298,268

Total Assets	$20,010,287	$13,398,340

Liabilities and Stockholders' Equity
Current liabilities:
Note payable to related party	$--	$1,000,000
Accounts payable	395,168	1,320,202
Accrued liabilities	4,423,424	4,619,303
Deferred income taxes	1,100,000	1,400,000
Deferred revenue	1,275,426	341,084

Total current liabilities	7,194,018	8,680,589

Stockholders' equity:
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 14,199,910 and 11,538,706 shares, respectively	141,999	115,387
Additional paid-in capital	167,761,472	162,021,265
Accumulated deficit	(155,087,202)	(157,418,901)

Total stockholders' equity	12,816,269	4,717,751

Total liabilities and stockholders' equity	$20,010,287	$13,398,340

The accompanying notes are an integral part of these consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product revenues	$ 8,302,460	$ 6,495,295	$ 22,147,186	$ 15,259,796
Royalty revenues	179,659	858,799	648,445	2,691,831
Funded product development revenues	700,000	--	1,900,000	--

Total revenues	9,182,119	7,354,094	24,695,631	17,951,627

Costs and expenses:
Cost of product revenues	3,510,724	3,250,074	9,389,120	8,060,541
Cost of royalty revenues	71,864	343,520	259,378	1,076,732
Research and development	1,510,907	1,154,774	4,199,166	3,294,641
Selling and marketing	2,394,868	1,646,798	6,068,166	3,816,096
General and administrative	1,080,989	832,643	3,237,881	2,240,624

Total costs and expenses	8,569,352	7,227,809	23,153,711	18,488,634

Income (loss) from operations	612,767	126,285	1,541,920	(537,007)

Interest income	18,753	22,143	53,744	57,323
Interest expense	(2,029)	(29,172)	(26,819)	(86,656)
Other income	--	--	58,333	168,305

Income (loss) from operations	629,491	119,256	1,627,178	(398,035)

Benefit from income taxes	275,000	--	704,521	--

Net income (loss)	$ 904,491	$ 119,256	$ 2,331,699	$ (398,035)

Net income (loss) per share:
Basic	$ 0.07	$ 0.01	$ 0.18	$ (0.04)

Diluted	$ 0.05	$ 0.01	$ 0.15	$ (0.04)

Weighted average number of shares outstanding:
Basic	13,859,356	11,504,563	13,092,732	11,317,499

Diluted	16,524,300	11,944,058	15,504,757	11,317,499

The accompanying notes are an integral part of these consolidated financial statements. 2

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	$ 0.01 Par Value	Paid-in 0.01 Capital	Accumulated Deficit	Stockholders' Equity
Balance, December 31, 2002	11,538,706	$115,387	$ 162,021,265	$(157,418,901)	$ 4,717,751
Net income	--	--	--	2,331,699	2,331,699
Issuance of stock for employee stock purchase plan	19,060	190	23,648	--	23,838
Issuance of stock for 2002 employer 401(k) matching contribution	184,109	1,841	193,870	--	195,711
Costs incurred related to the issuance of common stock	--	--	(180,625)	--	(180,625)
Tax benefit from the exercise of stock options	--	--	32,500	--	32,500
Exercise of stock options	1,164,780	11,648	1,273,747	--	1,285,395
Exchange of note payable for common stock	293,255	2,933	997,067	--	1,000,000
Sale of common stock	1,000,000	10,000	3,400,000	--	3,410,000

Balance, September 30, 2003	14,199,910	$141,999	$ 167,761,472	$(155,087,202)	$ 12,816,269

The accompanying notes are an integral part of these consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,331,699	$(398,035)
Adjustments to reconcile net income (loss) from operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	156,738	204,608
Increase in allowance for doubtful accounts	323,912	131,757
Issuance of commons stock for services	--	18,000
Inventory write-off	250,000	--
Tax benefit from the exercise of stock options	32,500	--
Changes in assets and liabilities,
Accounts receivable	(2,674,326)	(959,474)
Inventories	147,574	(163,336)
Other current assets	126,089	93,076
Accounts payable	(925,034)	(752,874)
Accrued liabilities	(168)	1,122,827
Deferred income taxes	(300,000)	--
Deferred revenue	934,342	(26,258)

Net cash provided by (used in) operating activities	$403,326	$(729,709)

Cash flows from investing activities:
Purchases of property and equipment	(180,780)	(92,934)
Decrease in other assets	7,194	3,756

Net cash used in investing activities	$(173,586)	$(89,178)

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	1,309,233	23,507
Payment on convertible debenture	--	(500,000)
Costs incurred related to issuance of common stock	(180,625)	(186,250)
Proceeds from sale of common stock	3,410,000	--

Net cash provided by (used in) financing activities	$4,538,608	$(662,743)

Net increase (decrease) in cash and cash equivalents	$4,768,348	$(1,481,630)
Cash and cash equivalents, beginning of the period	4,450,076	5,825,270

Cash and cash equivalents, end of the period	$9,218,424	$4,343,640

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,819	$34,323

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$195,711	$180,922

Preferred stock accrued dividends and interest	$--	$89,836

Issuance of stock for settlement	$--	$801,138

Exchange of note payable for common stock	$1,000,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries (the "Company" or "Palomar") believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

2. Stock based compensation.

        The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force (EITF) 96-18, the Company records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company for the three-months and nine-months ended September 30, 2003 and 2002, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

        Pro forma disclosure. The pro forma effect on the Company of applying SFAS No. 123 for all options and warrants to purchase common stock of the Company would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$904,491	$119,256	$2,331,699	$(398,035)
Less: Preferred stock dividends	--	--	--	(89,836)
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(225,247)	(335,021)	(756,051)	(881,060)

Pro forma income (loss)	$679,244	$(215,765)	$1,575,648	$(1,368,931)

Basic net income (loss) per share:
As reported	$0.07	$0.01	$0.18	$(0.04)
Pro forma	$0.05	$(0.02)	$0.12	$(0.12)
Diluted net income (loss) per share:
As reported	$0.05	$0.01	$0.15	$(0.04)
Pro forma	$0.04	$(0.02)	$0.10	$(0.12)

3. Cash and cash equivalents

        Cash equivalents consist principally of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities when purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

5 Palomar Medical Technologies, Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

4. Inventories

Inventories consist of the following:
	September 30, 2003	December 31, 2002
Raw materials	$2,233,867	$2,648,432
Work in process	762,957	589,883
Finished goods	453,095	609,178

	$3,449,919	$3,847,493

        During the quarter ended March 31, 2003, the Company wrote-off $250,000 of certain inventory related to the SLP 1000 product line to cost of product revenues.

5. Property and equipment

        Property and equipment consist of the following:

	September 30, 2003	December 31, 2002
Machinery and equipment	$1,600,369	$1,433,187
Furniture and fixtures	1,008,960	1,001,582
Leasehold improvements	257,326	251,106

	2,866,655	2,685,875
Less: accumulated depreciation
and amortization	2,357,327	2,200,589

	$ 509,328	$ 485,286

6. Segment information

        Product revenue from international sources were $4.0 million for both the three-months ended September 30, 2003 and 2002, and $11.6 million and $8.3 million for the nine-months ended September 30, 2003 and 2002, respectively. The following table represents the percentage of product revenue by geographic region from for the three and nine-months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States	52.4%	34.0%	46.5%	41.3%
Japan	23.8%	41.9%	25.7%	39.7%
Canada	7.6%	8.2%	8.4%	6.1%
Europe	6.5%	7.4%	7.7%	4.1%
Asia / Pacific Rim	4.2%	1.9%	2.9%	1.1%
Australia	2.3%	2.6%	4.3%	3.5%
Central / South America	2.0%	0.0%	2.6%	1.0%
Middle East	1.2%	4.0%	1.9%	3.2%

Total	100.0%	100.0%	100.0%	100.0%

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

        During the three months ended September 30, 2002, the Company experienced unusually high warranty claims for one of its products due to issues related to a key component. Accordingly, the Company increased its warranty reserve by $250,000 in the third quarter of 2002. During 2003, the Company began replacing the key component that was causing the product failure. At September 30, 2003, the Company’s warranty reserve for this particular product failure was approximately $350,000. At this time, the Company believes that the replacement part will rectify the problem and, if so, the Company’s reserve may exceed its estimated warranty obligation. However, management’s assessment is that it is too early to adjust such reserve until the replacement part has operated satisfactorily for a longer period of time.

        The following table reflects the changes in the Company’s accrued warranty during the nine-months ended September 30, 2003:

Total (in thousands)

Warranty accrual as of December 31, 2002	$822
Plus accruals related to new sales	704
Less amortization of prior period accruals	(640)

Warranty accrual as of September 30, 2003	$886

8. Stockholders’ equity

        Options to purchase common stock. During the nine-months ended September 30, 2003, the Company granted options to purchase 432,000 shares of the Company’s common stock at exercise prices ranging from $1.51 to $8.23. During the nine-months ended September 30, 2003, 1,164,780 shares of the Company’s common stock were exercised at exercise prices ranging from $0.90 to $3.1875 per share. During the nine-months ended September 30, 2003, options to purchase 85,074 shares of the Company’s common stock were cancelled.

        Warrants to purchase common stock. During the nine-months ended September 30, 2003, no warrants were granted or exercised and warrants to purchase 1,515,691 shares of common stock were cancelled.

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

        Issuance of common stock for employee stock purchase plan. During the nine-months ended September 30, 2003, employees purchased 19,060 shares of the Company’s common stock for $24,000 pursuant to the Purchase Plan.

        Issuance of stock for 401(k) match. The Company issued 184,109 shares of its common stock to the 401(k) Plan in satisfaction of the Company’s employer match for 2002 employee contributions during the nine-months ended September 30, 2003.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

        The Company’s reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic weighted average number of
shares outstanding:	13,859,356	11,504,563	13,092,732	11,317,499
Potential common shares pursuant to:
stock options and warrants	2,664,944	439,495	2,412,025	_

Diluted weighted average number of
shares outstanding:	16,524,300	11,944,058	15,504,757	11,317,499

        For the nine-months ended September 30, 2002, potential common shares of 118,749 of certain outstanding stock options and stock warrants were not included in the diluted weighted average shares outstanding as they were antidilutive.

10. Funded product development revenue

        As of February 14, 2003, the Company entered into a Development and License Agreement with the Gillette Company (NYSE: G) (“Gillette”) to complete development and commercialize a home-use, light-based, hair removal device for women. The device is protected by multiple patents within the Company’s patent portfolio. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to the Company over approximately the first 30 months of the agreement, with $2.6 million to be provided during 2003.

        The Company accounts for funded product development revenue under the Gillette agreement ratably over the funding period. In September 2003, Gillette made a $700,000 payment to the Company to fund development for the fourth quarter of 2003. This amount is included in deferred revenue at September 30, 2003.

11. Income taxes

        During the three months ended June 30, 2003, the Company recognized a tax benefit of $470,000, which is associated with the recovery of carryback operating losses paid in prior years pursuant to the Economic Stimulus package of 2002. During the three months ended, September 30, 2003, the Company recognized a benefit from income taxes of $300,000, which is attributed to the reduction in deferred income tax accruals associated with certain tax deductions taken in the Company’s 1999 Federal Tax return. Offsetting these refund claims during each of these periods, the Company provided a 4% effective tax rate for both the three-months and nine-months ended September 30, 2003 for the anticipated federal alternative minimum taxes and minimum state income taxes due for 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a full service Company including research, development, manufacturing and selling of proprietary light based systems for hair removal and other cosmetic treatments; as well as, the first company to obtain clearance from the FDA using laser systems for “permanent hair reduction.” Palomar’s light based hair removal systems have been installed in physician practices worldwide. Through Palomar’s research partnerships with Massachusetts General Hospital’s Wellman Laboratories (“General”) and other centers, new indications are being tested to further advance the hair removal market and other cosmetic light based applications including fat reduction, acne treatment and skin rejuvenation.

        Broad market acceptance of light based hair and tattoo removal and other cosmetic applications and further acceptance of the Palomar MediLux™ lamp based system, the Palomar EsteLux™ lamp based system, the Palomar NeoLux™ lamp based system and the Palomar Q-Yag 5™ Q-Switched ND: Yag laser system are critical to the Company’s success. These four systems, all of which have FDA clearance, cover a wide spectrum of cosmetic applications. The Palomar MediLux system is a higher powered system than the Palomar EsteLux system, and also has a higher repetition rate (treatment rate) and quick connect handpiece connector. Both the Palomar MediLux and EsteLux systems are fast, compact and efficient lamp based systems for both temporary and permanent hair reduction and pigmented and vascular lesion removal. In addition, the Palomar MediLux and EsteLux systems are sold outside the United States for treatment of acne and Palomar is currently seeking FDA clearance for this application in the United States. The Palomar NeoLux is a fast, compact and efficient lamp based system for both temporary and permanent hair reduction and pigmented lesion removal. The Palomar Q-Yag 5 is a laser system for tattoo and pigmented lesion removal. The Company has traditionally spent a significant amount of its resources in developing new technologies and products and believes that the successful introduction and marketing of new products is critical to the Company’s long-term success.

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

Results of Operations

        Product revenues. Product revenues increased to $8.3 million from $6.5 million during the three-month period ended September 30, 2003 and increased to $22.1 million from $15.3 million during the nine-month period ended September 30, 2003 in comparison to the same period in 2002. The leading contributor to these increases of $1.8 million or 28% and $6.8 million or 45% in product revenues for the three and nine months ended September 30, 2003, respectively, was the increase in unit sales of the family of “Lux” product lines which includes the MediLux, EsteLux, NeoLux and additional handpieces. During the three-month and nine-month periods ended September 30, 2003, the revenue generated by the sale of additional Lux handpiece increased substantially compared to the same periods in 2002.

        Royalty revenues. Royalty revenues decreased to $180,000 from $859,000 for the three-months ended September 30, 2003 and 2002, respectively. Royalty revenues decreased to $648,000 from $2.7 million for the nine-months ended September 30, 2003 and 2002, respectively. These decreases in comparison to the same periods in 2002 are attributed to Lumenis Inc.‘s (Nasdaq: LUME) (“Lumenis”) failure to make its royalty payments starting in October 2002 (see “Legal Proceedings”).

        Funded product development revenues. For the three-months and nine-months ended September 30, 2003, funded product development revenue of $700,000 and $1.9 million, respectively, was for work performed in connection with payments made by Gillette. On February 14, 2003, the Company entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. In September 2003, Gillette made a $700,000 payment to the Company to fund development for the fourth quarter of 2003. This amount is included in deferred revenue at September 30, 2003.

        Cost of product revenues. Cost of product revenues increased to $3.5 million from $3.3 million for the three-months ended September 30, 2003 in comparison to the same period in 2002. The increase in cost of product revenues during 2003 as compared to 2002 is attributed to increased product sales volume. As a percentage of product revenues, cost of product revenues decreased to 42% for the three-months ended September 30, 2003 from 50% for the same period in 2002. Contributing to this decrease of the cost of product revenue as a percentage of product revenue is the efficient use of the Company’s fixed overhead costs with the increased volume associated with the growth in product revenues offset by additional warranty costs of $150,000, recognized in the third quarter of 2002, associated with issues related to some of the Company’s prior generation products.

        Cost of product revenues increased to $9.4 million from $8.1 million for the nine-months ended September 30, 2003 in comparison to the same period in 2002. The increase in cost of product revenues during 2003 as compared to 2002 is primarily attributed to increased product sales volume. As a percentage of product revenues, cost of product revenues decreased to 42% for the nine-months ended September 30, 2003 from 53% for the same period in 2002. Contributing to this decrease of the cost of product revenue as a percentage of product revenue is the efficient use of the Company’s fixed overhead costs with the increased volume associated with the growth in product revenues and the adjustment made to royalty reserves of approximately $332,000 to reflect royalty rates established with General. A portion of this decrease as a percentage of product revenues in 2003 was offset by additional warranty costs of $150,000 associated with issues related to some of the Company’s prior generation products and by the Company writing off $250,000 of certain inventory related to the SLP 1000 product line during the first quarter of 2003.

        Cost of royalty revenues. Cost of royalty revenues decreased to $72,000 from $344,000 for the three-month period ended September 30, 2003 and as a percentage of royalty revenues was consistent at 40%. Cost of royalty revenues decreased in dollars to $259,000 from $1.1 million for the nine-month period ended September 30, 2003 and as a percentage of royalty revenues was consistent at 40%. The decrease in royalty revenues is attributed to Lumenis’ failure to make its royalty payments resulting in a reduced cost of royalty due to General (see “Legal Proceedings”).

        Research and development expenses. Research and development expenses increased to $1.5 million (16% of total revenues) from $1.2 million (16% of total revenues) for the three-months ended September 30, 2003 and 2002, respectively. Research and development expenses increased to $4.2 million (17% of total revenues) from $3.3 million (18% of total revenues) for the nine-months ended September 30, 2003 and 2002, respectively. This increase in dollars is attributed to costs associated with the Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. Research and development costs as a percentage of total revenues remained consistent during the three-months ended September 30, 2003 as compared to the same period in 2002. Research and development costs as a percentage of total revenues decreased during the nine-months ended September 30, 2003 as compared to the same period in 2002, due to the increase in total revenues. The spending on research and development reflects the Company’s commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal and pigmented and vascular lesion removal are to design systems that (1) permit more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, the Company is developing products to address other dermatology and cosmetic conditions, including the fields of fat reduction, acne treatment and skin rejuvenation.

        Selling and marketing expenses. Selling and marketing expenses increased to $2.4 million (26% of total revenues) from $1.6 million (22% of total revenues) for the three-months ended September 30, 2003 as compared to 2002. Selling and marketing expenses increased to $6.1 million (25% of total revenues) from $3.8 million (21% of total revenues) for the nine-months ended September 30, 2003 as compared to 2002. This increase in selling and marketing expenses is due to increased costs associated with the roll-out of the Company’s product lines and an expanded direct sales force and higher commissions.

        General and administrative expenses. General and administrative expenses increased to $1.1 million (12% of total revenues) from $833,000 (11% of total revenues) for the three-months ended September 30, 2003 as compared to 2002. General and administrative expenses increased to $3.2 million (13% of total revenues) from $2.2 million (13% of total revenues) for the nine-months ended September 30, 2003 as compared to 2002. The increase in general and administrative expense dollars and as a percentage of revenues is primarily related to additional legal expenses incurred as a result of enforcing the Company’s patent position against infringers, defending the opposition of a European Patent exclusively licensed to the Company by General and an increase in the incentive compensation accrual.

        Interest income. Interest income decreased to $19,000 from $22,000 for the three-months ended September 30, 2003 and 2002, respectively. Interest income decreased to $54,000 from $57,000 for the nine-months ended September 30, 2003 and 2002 as the higher levels of excess cash was offset by lower interest rates.

        Interest expense. Interest expense decreased to $2,000 from $29,000 for the three-months ended September 30, 2003 as compared to 2002. Interest expense decreased to $27,000 from $87,000 for the nine-months ended September 30, 2003 as compared to 2002. This decrease is attributable to the reduction of debt, on March 14, 2003, which a director surrendered a $1 million Promissory Note and was issued 293,255 shares of the Company’s Common Stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Company’s Common Stock trailing ten-day average closing price of $3.10 per share.

        Other income. Other income decreased to $58,000 from $168,000 for the nine-months ended September 30, 2003 as compared to 2002. Other income is attributable to payments received from a previously written-off equity investment and a partial payment of a note receivable that was written off in a prior year.

        Income Taxes. During the three months ended June 30, 2003, the Company recognized a tax benefit of $470,000, which is associated with the recovery of carryback operating losses paid in prior years pursuant to the Economic Stimulus package of 2002. During the three months ended, September 30, 2003, the Company recognized a benefit from income taxes of $300,000, which is attributed to the reduction in deferred income tax accruals associated with certain tax deductions taken in the Company’s 1999 Federal Tax return. Offsetting these refund claims during each of these periods, the Company provided a 4% effective tax rate for both the three-months and nine-months ended September 30, 2003 for the anticipated federal alternative minimum taxes and minimum state income taxes due for 2003.

Liquidity and Capital Resources

        As of September 30, 2003, the Company had $9.2 million in cash and cash equivalents. The continued, successful sales of the Company’s current products and future products will be critical to the Company’s future liquidity.

        The Company believes that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months.

        Cash provided by operating activities amounted to $403,000 for the nine months ended September 30, 2003, in comparison to cash used by operating activities in the amount of $730,000 for the same period one year earlier. This increase in cash provided by operating activities for the nine-month period ended September 30, 2003 compared to the same period a year earlier primarily reflects the effects of a net profit. Cash used by investing activities totaled $174,000 for the nine months ended September 30, 2003, compared to $89,000 for the same period in the prior year. These amounts reflect cash used for purchases of property and equipment. Cash provided by financing activities amounted to $4.5 million for the nine-month period ended September 30, 2003 in comparison to cash used by financing activities of $663,000 for the same period a year earlier. This increase in cash provided by financing activities for the nine months ended September 30, 2003, compared to the same period a year earlier primarily reflects proceeds from the sale of common stock and proceeds from the exercise of stock options and employee stock purchase plan offset by costs related to the issuance of common stock. For the nine-months ended September 30, 2002, the Company made payments on a convertible debenture and incurred costs related to the issuance of common stock.

        The Company anticipates that capital expenditures for the remainder of 2003 will total approximately $75,000, consisting primarily of machinery, equipment, computers and peripherals. The Company expects to finance these expenditures with cash on hand.

        Lumenis has failed to make the royalty payments due since October 30, 2002 for sales of their Lightsheer diode laser system. On February 14, 2003, the Company terminated its license agreement with Lumenis (see “Legal Proceedings”). During the second quarter of 2003, Carl Zeiss Meditec AG, parent company to Asclepion-Meditec AG, notified the Company that it had sold Asclepion to EL.EN and Quanta System and, consequently, terminated the sub-license agreement between Asclepion and the Company effective July 31, 2003. To date, Asclepion has only paid the Company a minimum royalty payment of fifty thousand dollars ($50,000) per year, prorated in the first and last years. The Company faces risks associated with pending litigation and there can be no assurance that these royalty amounts from other third parties will not decrease or that the Company will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

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

        We are dependent upon third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf. We are also dependent upon third-party researchers to grant us licensing terms, which may or may not be favorable for products and technology, which they may develop. At present, our principal research partner is the Wellman Laboratories of Photomedicine at Massachusetts General Hospital. We provide research funding, light technology and optics know-how in return for licensing rights with respect to specific medical applications and patents. In return for certain exclusive license rights, the Company is subject to due diligence obligations in order to maintain such exclusivity. Our success will be dependent upon the results of research with our partners and meeting due diligence obligations. We cannot be sure that third-party researchers will agree with the Company’s interpretation of the terms of our agreements, that we will meet our due diligence obligations, or that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

Our common stock could be further diluted as the result of outstanding options and warrants.

        In the past, we have issued and still have outstanding convertible securities in the form of options and warrants. We have and may continue to issue options and warrants as compensation for services and incentive compensation for our employees, directors and consultants or others who provide services to the Company. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders, and could adversely affect the market price of our common stock.

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

        Lumenis failed to make the royalty payments due since October 30, 2002 for sales of their Lightsheer diode laser system. On February 14, 2003, the Company terminated its license agreement with Lumenis (see “Legal Proceedings”). This reduction and any other loss or reduction in the Company’s royalty revenues could have a material adverse effect on the business and financial condition, affect future liquidity and prevent the Company from maintaining profitability. The Company faces risks associated with pending litigation and there can be no assurance that these royalty amounts from other third parties will not decrease or that the Company will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

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

We face risks associated with selling approximately half of our products and services internationally.

        We sell approximately half of our products and services outside of the United States and expect that these sales will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign regulating approvals for products may occur.

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

We face risks associated with Section 11 (a)(4) Securities Act of 1933.

        Prior to June 28, 2002, Arthur Andersen LLP served as the Company’s independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On June 28, 2002, the Company dismissed Arthur Andersen and retained Ernst & Young LLP as its independent auditors for its fiscal year ended December 31, 2002. SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to the Company’s inclusion of Arthur Andersen’s audit report in those filings. Since Arthur Andersen no longer practices public accounting, the Company will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in the Company’s relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company’s registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of the Company’s ability to obtain Arthur Andersen’s consent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

        SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying amount as of September 30, 2003 due to their short-term nature. All of the Company’s investments are considered cash equivalent money market accounts and debt securities which are carried at cost, which approximates market value. The Company has no quantitative information concerning the market risk of participating in such investments.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective.

(b)        Changes in internal controls.

        During the three month period ended September 30, 2003, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        On February 15, 2002, the Company commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus seeking both monetary damages and injunctive relief. The complaint alleges Altus’ CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844 (“the ‘844 patent”), which is exclusively licensed to the Company by General. General has been added as a plaintiff in this lawsuit. Altus answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. The Company and General filed a reply denying the material allegations of the counterclaims. The Company and General have further alleged that Altus’ CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Altus amended their answer and asserted a counter claim alleging that the ‘844 patent is unenforceable due to inequitable conduct. The Company and General believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction (Markman) hearing on claim construction was held June 12, 2003. The Judge has not yet issued a ruling. A trial date has not yet been set.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information.

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc.
(Registrant)

Date: November 7, 2003	By: /s/ Joseph P. Caruso Joseph P. Caruso President and Chief Executive Officer

Date: November 7, 2003	By:/s/Paul S. Weiner Paul S. Weiner Chief Financial Officer

22 Index to Exhibits

Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

23