Form 10-K
period 2003-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2004-03-17
CIK 881695

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 2003

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3128178 (I.R.S. Employer Identification No.)

82 Cambridge Street Burlington, MA (Address of principal executive offices)	01803 (Zip Code)

(781) 993-2300 (Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Class Not Applicable	Name of each exchange on which registered Not Applicable

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

        The aggregate market value of the voting and non-voting shares (based upon the closing price reported by Nasdaq on June 30, 2003) of Palomar Medical Technologies, Inc., held by nonaffiliates was $46,849,692. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

        As of March 9, 2004, 15,481,371 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement to be filed prior to April 30, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Introduction

        Palomar Medical Technologies, Inc. (“Palomar”) is a leading researcher and developer of light-based systems for hair removal and other cosmetic procedures. Throughout its history, Palomar has remained on the forefront of technology:

•	1996 Palomar introduced the first high powered laser hair removal system
•	1997 Palomar was first to obtain FDA clearance for permanent hair reduction
•	1998 Palomar was first to obtain FDA clearance for high power diode laser system
•	1999 Palomar was first to obtain FDA clearance for sub-zero cooled laser system
•	2000 Palomar was first to obtain FDA clearance for a super long pulse laser system
•	2001 Palomar introduced the cost effective and upgradeable Lux Platform
•	2001 Palomar introduced the Q-Yag5™ system for tattoo and pigmented lesion removal
•	2003 Palomar signed a Development and License Agreement with The Gillette Company (NYSE: G) to complete development and commercialize a patented home-use, light-based hair removal device for women
•	2004 Palomar was awarded a research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae

Palomar is continuously researching, developing and testing new and exciting innovations to further advance the hair removal market and other cosmetic applications, including fat reduction, acne treatment and skin rejuvenation. With its unique focus on both the professional and consumer markets, Palomar is optimally positioned to capitalize on the ever expanding market for improving personal appearance.

        Palomar was organized in 1987 to design, manufacture, market and sell lasers and other light based products and related disposable items and accessories for use in medical and cosmetic procedures. In December 1992, Palomar filed its initial public offering. Subsequently, Palomar pursued an acquisition program, acquiring companies in its core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets. By the beginning of 1997, Palomar had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market its EpiLaser® ruby laser hair removal system in March 1997, Palomar was well positioned to focus on what it believed was the most promising product in its core laser business. Hence, under the direction of a new board and management team, Palomar undertook a program in 1997, which was completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses, which it believed, held the greatest promise for maximizing stockholder value. Palomar’s exclusive focus then became the use of lasers and other light based products in dermatology and cosmetic procedures.

        In December 1997 and January 1998, respectively, Palomar was the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer™ diode laser system manufactured by Star Medical Technologies, Inc. (“Star”), a former subsidiary of Palomar. The LightSheer was the first generation of high-powered diode lasers designed for hair removal, and like Palomar’s EpiLaser and other prior hair removal products, the LightSheer incorporated technology protected by patents licensed exclusively to Palomar from The Massachusetts General Hospital Corporation (“Massachusetts General Hospital”).

        On December 7, 1998, Palomar entered into an Agreement with Coherent, Inc. to sell all of the issued and outstanding common stock of Palomar’s subsidiary, Star. Palomar completed the sale of Star to Coherent Inc. on April 27, 1999 (Coherent Medical Group, a former subsidiary of Coherent, was subsequently sold to ESC Medical, now known as “Lumenis, Inc.” and hereinafter referred to as “Lumenis”).

        On February 14, 2003, Palomar entered into a Development and License Agreement with The Gillette Company to complete development and commercialize a home-use, light-based hair removal device for women. Palomar believes that this device will be protected by multiple patents within its patent portfolio. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        On February 18, 2004, Palomar announced that it was awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae (“PFB”). The project is scheduled to last for nineteen months. Palomar believes that this device will be protected by multiple patents within its patent portfolio.

        Palomar has one operating subsidiary, Palomar Medical Products, Inc. (“PMP”) located at Palomar’s headquarters in Burlington, Massachusetts, which oversees the manufacture and sale of Palomar’s laser and other light based systems currently on the market.

Financial Information About Industry Segments

        Palomar conducts business in one industry segment, medical and cosmetic products and services.

Description of Business

Principal Products

        Palomar researches, develops, manufactures, markets, sells and services light based products used to perform procedures addressing medical and cosmetic concerns. Palomar offers a comprehensive range of products based on proprietary technologies that include, but are not limited to:

•	Hair removal
•	Non-invasive treatment of facial and leg veins and other benign vascular lesions, such as rosacea, spider veins, port wine stains and hemangiomas
•	Removal of benign pigmented lesions such as age and sun spots
•	Tattoo removal
•	Acne treatment (pending FDA clearance)
•	Pseudofolliculitis Barbae or PFB
•	Other skin treatments

        Market surveys report that the great majority of men and women in the United States, and many other parts of the world, employ one or more techniques to temporarily remove hair from various parts of the body, including waxing, depilatories, tweezing and shaving. Compared to these hair removal techniques, Palomar’s light based hair removal processes provide significantly longer-term cosmetic improvement. As compared to other light based hair removal devices, Palomar’s Lux platform is more versatile, treats larger areas in less time, are relatively painless and are more cost effective.

        Lux Platform. With increasing market acceptance of light based treatments for new applications, Palomar recognized the need for a cost effective platform that could expand with the needs of customers. In 2001, Palomar announced the first product with the Lux Platform: the EsteLux® Pulsed Light System. The EsteLux was first sold with the LuxY™ handpiece for hair removal and treatment of pigmented lesions. In rapid succession, Palomar developed five additional handpieces: LuxG™, LuxR™, LuxRs™, LuxB™ and LuxV™, allowing customers to add additional applications to their treatment portfolio and provide specifically tailored procedures. Then, in March 2003 at the American Academy of Dermatology tradeshow, Palomar introduced the higher priced MediLux™ Pulsed Light System with the same six handpieces, but also with higher power, faster repetition rate and a new snap-on connector for faster changes between handpieces. In October 2003, Palomar introduced the lower cost NeoLux™ Pulsed Light System with three handpieces, the LuxY, LuxR and LuxRs, specifically targeted at the beauty industry, and most recently, in February 2004, Palomar introduced the StarLux™ Pulsed Light and Laser System with increased power, a computer controlled touch screen, instant handpiece recognition, integrated cooling, and a long pulse Nd:YAG laser handpiece for effective treatment of visible leg veins and other vascular lesions. The StarLux is expected to ship during the third quarter of 2004.

        These systems offer a suite of applications at a fraction of the cost of other competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux system when ready. The Lux platform enables Palomar to custom tailor products to fit almost any professional medical office or spa location and provides customers with the comfort that the system is able to grow with their practice. Palomar believes the StarLux, MediLux, EsteLux and NeoLux systems are the most affordable and versatile cosmetic light-based systems on the market.

        In addition to being cost effective and upgradeable, the platform includes many technological advances. For example, the platform includes Palomar’s Smooth Pulse technology which sets a new standard in safe and comfortable treatments. The Smooth Pulse technology spreads power evenly over the entire pulse of light allowing Palomar to provide ideal wavelengths for faster results in fewer treatments. By contrast, competitive systems deliver a power spike at the beginning of each pulse which can cause injury at the most effective wavelengths. The Smooth Pulse technology also extends the life of the light source allowing Palomar to offer one year, unlimited pulse count warranties on the handpieces. Most of the Palomar handpieces provide 100,000 pulses before they need to be replaced which is up to ten times more than competing systems.

        The Lux pulsed light handpieces combine the latest flashlamp technology with simple, streamlined engineering that is both effective and economical. Long pulse widths and SpectruMax™ filtering provide increased safety and efficacy. Efficacy is further improved through Palomar’s Photon Recycling process which increases the effective fluence by capturing light scattered out of the skin during treatments and redirecting it back into the treatment target. Offering the largest spot size on the market and high repetition rates allows for a fast coverage rate which is especially important when treating large areas such as legs and backs. A back or a pair of legs can be treated in approximately thirty minutes, and a smaller area, such as the underarms, in even less time. The system’s simple operation opens its applications to a wider band of worldwide users.

        EsteLux. During 2001, Palomar received FDA clearance to market and sell the Palomar EsteLux™ Pulsed Light System. In 2002 and 2003, Palomar offered six handpieces for the EsteLux system: LuxY, LuxG, LuxR, LuxRs, LuxB and LuxV. These handpieces emit pulses of intense light to treat unwanted hair, solar lentigo (sunspots), rosacea, actinic bronzing, spider veins, birthmarks, telangiectasias, acne (pending FDA clearance) and more. The LuxY handpiece is used for hair removal for large body areas and for pigmented lesion treatments. The LuxG handpiece delivers the RejuveLux™ process — photofacial treatments that remove pigmented and vascular lesions to improve skin tone and texture. The LuxR handpiece can be used to remove hair on all skin types, from the fairest to the darkest, including deep tans. Likewise, the LuxRs handpiece can be used to remove hair on all skin types, but it has concentrated power in each pulse resulting in permanent hair reduction in fewer treatments. The LuxB handpiece provides effective treatment of lighter pigmented lesions on fair skin as well as leg and spider veins, and the LuxV handpiece treats pigmented lesions and mild to moderate acne (pending FDA clearance). With these complimentary handpieces, the Lux Platform is one of the most affordable and multifaceted systems in the market.

        MediLux. In March 2003, Palomar launched the Palomar MediLux™ Pulsed Light System with the six handpieces also available on the EsteLux. The MediLux provides increased power, a faster repetition rate and a new snap-on connector making it easier to switch among handpieces and provide treatments tailored to each individual being treated.

        NeoLux. In October 2003, Palomar launched the Palomar NeoLux™ Pulsed Light System, a less complex and less expensive system. The NeoLux is designed for the spa and salon market. A three button control panel enables easy operation and training. The NeoLux operates with the LuxY, LuxR and LuxRs handpieces to treat pigmented lesions and provide for hair removal on all skin types.

        StarLux. In February 2004, Palomar launched the Palomar StarLux™ Pulsed Light System. The StarLux includes increased power, integrated contact cooling and a full color touch screen for easy operation. Currently, the StarLux operates five of the EsteLux / MediLux handpieces, namely the LuxY, LuxG, LuxR, LuxRs, and LuxV. In addition, the increased power of the StarLux allows for the operation of a long pulse Nd:YAG laser handpiece, the Lux1064™. The Lux1064 effectively treats visible leg veins and other vascular conditions, and the Lux1064 is the first multi-spot, high power laser handpiece to feature Smooth Pulse technology and Contact Cooling. The Lux1064 is expected to ship during the fourth quarter of 2004. Palomar’s patented Contact Cooling technology sends a chilled water supply through the handpieces, thus cooling the skin before, during, and after treatment. This unique feature ensures maximum safety and comfort during treatment. The StarLux’s high-powered treatments deliver long-lasting and even permanent results. Fluencies up to 50 J/cm2, the largest available spot size (up to 16 x 46 mm), and a wide spectrum of optimal wavelengths (400-1400 nm), provide outstanding efficacy. The StarLux full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters.

        Q-YAG 5. During 2001, Palomar received FDA clearance to market and sell the Palomar Q-YAG 5™ system for tattoo and pigmented lesion removal. The Palomar Q-YAG 5 is a state-of-the-art, Q-switched, frequency-doubled Neodymium laser. This laser system allows users to switch between a 1064-nm single-wavelength beam and a 1064/532-nm mixed-wavelength beam. The combination of wavelengths allows users to treat a full spectrum of colors and inks, and the system’s design lowers costs and allows broader use of the instrument. The single 1064-nm wavelength is ideal for treating darker tattoo inks and dermal-pigmented lesions, such as Nevi of Ota common in Japan and other Pacific Rim countries. The mixed 1064/532-nm wavelength is better suited for brighter colors and epidermal-pigmented lesions, such as solar lentigines. In addition, the mixed wavelength permits brighter, more superficial and deeper and darker target areas to be treated simultaneously. The Palomar Q-YAG 5 incorporates the laser into the handpiece making it smaller and lighter than current systems, which is especially desirable for mobile and/or small physician offices. These attributes reduce the cost, increase the reliability of the system and eliminate costly optics and service problems that are common with other high power Q-Switched lasers.

        SLP1000. During 2000, Palomar received FDA clearance to market and sell the Palomar SLP1000® Diode Laser System. The SLP1000 is a high-powered diode laser that delivers energy over a relatively long time period using a technology called “Super Long Pulse Technology”. The SLP1000 is the first diode laser using Super Long Pulse Technology and interchangeable handpieces to provide hair removal and vascular lesion treatments to virtually all skin types. In addition, the SLP1000 is compact and easy to use. In the fourth quarter of 2003, Palomar began the process of phasing out the selling of the SLP1000 product line.

        Legacy Products. Palomar no longer sells the EpiLaser™ or E2000™ hair removal laser systems or the RD-1200™ Q-switched ruby laser. However, Palomar continues to service these systems. During 1996, using Palomar’s core ruby laser technology, originally developed for tattoo removal and pigmented lesions, Palomar developed a long pulse ruby laser, the EpiLaser, that was specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with a cooling handpiece, allowed for safe and effective hair removal. In March 1997, Palomar was the first company to receive FDA clearance to sell and market a ruby laser (the EpiLaser system) in the U.S. for hair removal. The Palomar EpiLaser was cleared by the FDA for permanent hair reduction in March 1998. During 1998, Palomar introduced its second-generation ruby laser, the Palomar E2000™ hair removal laser system; a product that was superior to hair removal lasers then available in a number of respects, including speed and efficacy. The FDA cleared the E2000 for permanent hair reduction. The RD-1200™ is a Q-switched ruby laser for tattoo removal and treating pigmented lesions.

Sales, Marketing and Distribution

        As of December 31, 2003, Palomar’s sales and marketing organization consisted of 33 employees. Palomar’s direct sales representatives operate within their respective regions and engage customers directly, employ targeted lead generation programs such as regional seminars and manage customer opportunities through Palomar’s strategic distribution relationships with independent sales representatives and exclusive distributors.

Direct Sales Force

        Palomar sells products in the U.S. primarily through its direct sales force to dermatologists and cosmetic surgeons as well as to other licensed practitioners. Palomar’s domestic direct sales force is organized into regions and each region is managed by a regional sales manager. Palomar’s direct relationships with its customers are generally governed either by customer purchase orders and Palomar’s acknowledgement of those orders or by purchase contracts.

Global Distribution

        In Palomar’s international sales and marketing efforts, Palomar employs a global network of strategic distributors. Palomar has established distribution relationships throughout Europe, Japan, Australia, South and Central America, the Far East, and the Middle East. As of December 31, 2003, Palomar utilized 31 distributors in 44 countries. Generally, Palomar’s distributors enter into a one to two year agreement not to sell our competitors’ products. Palomar’s sales strategy is to choose the most productive and practicable distribution channel within each of its geographic markets.

The following chart shows product revenue relating to Palomar’s international sales activities during each of the last three fiscal years by geographic region (in thousands):

	December 31,
Region	2003	2002	2001
United States & Canada	$18,781	$11,885	$6,036
Japan & Far East	7,849	8,734	3,894
Europe	2,453	924	40
Australia	1,388	916	1,160
United States Shipments to Other
International Locations	861	89	28

Total Product Revenues	$31,332	$22,548	$11,158

-4-

Customer Service and Support

        Palomar believes that a broad range of support services is essential to the successful deployment and ongoing support of its products. In most cases, Palomar’s customer service and support organization provides front line product support and is the problem resolution interface. Palomar firmly believes that quick and effective delivery of service is essential to Palomar’s customers. Palomar offers the following services: technical assistance, hardware repair and replacement, loaner equipment to minimize end user disruption, and professional and educational services.

        Palomar’s principal customer service center and depot repair facility is located at Palomar’s Burlington, Massachusetts headquarters. Certain independent distributors also maintain service centers and parts depots at their facilities and are required to attend Palomar’s formal training to become certified in the repair and maintenance of each of Palomar’s products.

        Product maintenance and repair following the warranty period provides an additional recurring source of revenue. Customers may elect to purchase a service contract or purchase service on a time-and-materials basis. Palomar’s service contracts vary by the type of system and the level of service desired by the customer and typically last for one year. Initial warranties on most products cover parts, service and shipping charges for twelve months. Customers have the option to purchase an extended warranty (beyond the normal one year coverage) as part of the purchase.

        Palomar’s customer service center not only provides technical assistance for each product line but also provides the option to the end user to purchase additional service contracts, replacement Lux handpieces, end-user marketing materials, and other complementary accessory items. Palomar expects that as the Lux product installed base expands, product revenue generated from the sale of replacement Lux handpieces will increase.

Products Under Development

        Palomar is engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other light based products for the removal of unwanted hair, tattoos, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including wrinkles and skin tone and texture. Palomar performs its own research as well as with partners, including The Massachusetts General Hospital Corporation (“Massachusetts General Hospital”). Product development is performed by scientists and engineers at Palomar’s headquarters. Palomar directs resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions and tattoos, and other products for new markets, such as acne treatment, fat reduction and wrinkle removal.

        As of February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. Palomar believes that this device will be protected by multiple patents within its patent portfolio. This consumer hair removal device is expected to be safe and effective for use on women’s legs, underarms, bikini line and other areas where a woman might find it necessary to shave, apply hair-removal creams, or undergo waxing, electrolysis, or laser or other light-based professional treatments in a doctor’s office, clinic, spa or salon. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        On February 18, 2004, Palomar announced that it was awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB, commonly known as “razor bumps”. The project is scheduled to last for nineteen months. In Brauner GJ, Flaudesmeyer KL. Pseudofolliculitis barbae: Medical consequences of interracial friction in the US Army, Cutis, 1979, 23:61-66, PFB is called “the most significant dermatologic disease in the US Army”, and, according to Perry PK, Cook-Bolden FE , et al. Defining pseudofolliculitis barbae in 2001, JAAD, 2002, 46:S113-S119, affects combat readiness, unit cohesion, and individual morale of over 50% of African American and Hispanic military personnel. The importance of a solution to the PFB problem is increasing along with the changing demographics of the military. According to Semiannual Race/Ethnic/Gender Profile by Service/Rank, Sept. 2000 the percentage of African-Americans and Hispanics in the services is currently twice that in the civilian population and growing. Palomar believes that this device will be protected by multiple patents within its patent portfolio.

Production, Sources and Availability of Materials

        Palomar’s manufacturing operations are located in Burlington, Massachusetts. Palomar maintains control of and manufactures most key subassemblies in-house. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Each fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributor. Palomar has obtained ISO 9001, ISO 13485, CDN MDR, and Council Directive 93/42/EEC. Palomar is registered with the Federal Food and Drug Administration.

        Palomar depends and will depend upon a number of outside suppliers for components used in its manufacturing process. Most of Palomar’s components and raw materials are available from a number of qualified suppliers. If Palomar’s suppliers are unable to meet Palomar’s requirements on a timely basis, production could be interrupted until an alternative source of supply is obtained. In 2002 and early 2003, Palomar experienced significant failures and delays in a critical raw material component required for the SLP 1000. Although the component vendor has rectified the problem, there can be no assurance that this situation will not re-occur in the future. Palomar has not experienced any other delays in raw material for its products.

Patents and Licenses

        Palomar’s success and ability to compete are dependent on its ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. Palomar relies on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect its proprietary technology. These legal protections afford only limited protection for its technology. Palomar is presently the exclusive licensee of two related United States patents, one related European Patent and other related foreign applications owned by Massachusetts General Hospital, and Palomar is also the joint owner with and exclusive licensee of Massachusetts General Hospital of three other United States patents. In addition, Palomar is the sole owner of seven United States patents and corresponding foreign applications, and Palomar has rights to other patents under exclusive and non-exclusive licenses.

        Palomar seeks to limit disclosure of its intellectual property by requiring employees, consultants and any third party with access to Palomar’s proprietary information to execute confidentiality agreements with Palomar. Due to rapid changes in technology, Palomar believes that factors such as the technological and creative skills of its personnel, new product developments and enhancements to existing products are as important as the various legal protections of Palomar’s technology to establishing and maintaining a leadership position.

        Despite Palomar’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the products or to obtain and use information that Palomar regards as proprietary. Policing unauthorized use of Palomar’s products is difficult. Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, operating results and financial condition. There can be no assurance that Palomar’s means of protecting proprietary rights will be adequate or that Palomar’s competitors will not independently develop similar technology. Any failure by Palomar to meaningfully protect Palomar’s proprietary rights could have a material adverse effect on its business, operating results and financial condition.

        Management believes that none of Palomar’s current products infringe upon valid claims of patents owned by third parties. However, there have been claims and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (See “Cautionary Statements.”)

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation or Massachusetts General Hospital whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment for hair removal developed at Wellman Laboratories of Photomedicine (“Clinical Trial Agreement”). In July 1999, Palomar amended this agreement to extend its exclusive research relationship for an additional five years, until August 2004. In addition to removal or reduction of hair, the agreement has been expanded to include research and development in the fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used (hereinafter referred to, respectively, as “hair removal,” “fat removal,” “acne treatment,” and “skin rejuvenation” for simplicity).

        Palomar also entered into a license agreement with Massachusetts General Hospital in August of 1995 (“License Agreement”) through which Palomar is the exclusive licensee of certain U.S. and foreign issued patents and pending patent applications in the field of hair removal, including U.S. Patent Nos. 5,595,568 and 5,735,844 and European Patent No. 0 806 913 B1. Under the Clinical Trial Agreement and a joint patent agreement many joint patent applications have been filed. Palomar is a joint owner of such joint patent applications and through the License Agreement Palomar is an exclusive licensee in the field of hair removal. On February 18, 2003, Palomar and Massachusetts General Hospital signed a fourth amendment to the License Agreement, providing Palomar with exclusive licenses in all fields to existing and future joint patents and applications provided Palomar meets certain due diligence obligations. Palomar has the right to sublicense patents licensed to it under the License Agreement. Palomar currently licenses two competitors to U.S. Patent Nos. 5,595,568 and 5,735,844 and foreign counterparts, and Palomar licenses Gillette, to those patents and other patents for the development and commercialization of a home-use, light-based hair removal device for women. Palomar pays Massachusetts General Hospital royalties on sales of Palomar’s products covered by these licensed patents and a percentage of the royalties Palomar receives from its sub-licensees.

Dependence on a Single Customer

        For the years ended December 31, 2003, 2002 and 2001, Palomar had two customers that accounted for 20%, 35% and 36% of net sales, respectively. At December 31, 2003, 2002 and 2001, these customers accounted for 20%, 27% and 15% of trade receivables outstanding, respectively.

Backlog

        Palomar’s backlog of firm orders for its continuing operations at December 31, 2003, 2002 and 2001 was approximately $438,000, $272,000 and $275,000, respectively.

Competition

        The market in which Palomar is engaged is subject to intense competition and rapid technological change. Some of Palomar’s competitors have greater financial, marketing, and technical resources than that of Palomar. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to that of Palomar. Palomar expects that there may be further consolidation of companies within the light based industry via acquisitions, partnering arrangements or joint ventures. Palomar competes primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service and support. To remain competitive, Palomar will be required to continue to develop new products and periodically enhance its existing products. (See “Cautionary Statements.”)

Research and Development

        Palomar’s research and development goals in the field of light based dermatological and cosmetic procedures are to design systems that (1) permit effective treatment and rapid treatment of large areas, (2) have high gross profits, and (3) are manufactured at a low cost. Palomar addresses dermatological and cosmetic procedure markets such as hair removal and aims to address other markets including acne treatment, fat removal, and skin rejuvenation including wrinkle removal and improvement of skin tone and texture.

        On February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to Palomar over approximately the first 30 months of the agreement, with $2.6 million provided during 2003. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        On February 18, 2004, Palomar announced that it was awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The project is scheduled to last for nineteen months.

        During fiscal 2003, 2002 and 2001, Palomar expended approximately $6.1 million, $4.4 million and $6.0 million, respectively, on research and development programs. Due to the intense competition and rapid technological changes in the light based industry, Palomar believes that it must continue to improve and refine its existing products and services, and develop new applications for its technology. (See “Cautionary Statements”)

Food and Drug Administration Regulations

        All of Palomar’s current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, Palomar must obtain clearance from the FDA. The types of medical devices that we seek to market in the United States generally must receive either “510(k) clearance” or “PMA approval” in advance from the U.S. Food and Drug Administration (“FDA”) pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed Palomar’s products eligible for the 510(k) clearance process. Palomar believes that most of its products in development will receive similar treatment. However, Palomar cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of future products, nor can Palomar be sure that 510(k) clearance or PMA approval will ever be obtained for any product it proposes to market and failure to do so could adversely affect Palomar’s ability to sell products.

Environmental Protection Regulations

        Palomar and its products may be subject to federal, state, local or foreign regulations relating to health and safety, environmental matters, quality assurance, and the like. Palomar’s compliance with the laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment does not have a material effect on its ongoing operations. Palomar has not made any material expenditures for environmental control facilities.

Number of Employees

        As of December 31, 2003, Palomar employed 119 persons. Palomar is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

SEC Filings Available on Website

        Our internet website address is www.palomarmedical.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

        Palomar occupies approximately 44,000 square feet of office, manufacturing and research space in Burlington, Massachusetts under a lease expiring in August 2009. Palomar believes that this facility is in good condition and is suitable and adequate for its current operations.

Item 3. Legal Proceedings

        Palomar is the exclusive licensee of U.S. Patent Nos. 5,595,568 and 5,735,844 from The Massachusetts General Hospital Corporation. Pursuant to a Patent License Agreement dated December 7, 1998, Lumenis paid Palomar a 7.5% royalty on net sales of the LightSheer diode laser system. As of the quarter ended September 30, 2002, Palomar received approximately $3.6 million dollars in cumulative royalties from Lumenis for sales of the LightSheer system. On October 24, 2002, Lumenis told Palomar that it would no longer pay royalties for sales of the LightSheer system and filed a complaint in the United States District Court for the Northern District of California seeking a declaratory judgment that the patents are invalid and/or unenforceable and not infringed by any Lumenis products. Palomar believes that Lumenis’ claims are without merit, and on October 29, 2002, Palomar filed a complaint in the Middlesex County Superior Court in Massachusetts against Lumenis for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Massachusetts General Laws Chapter 93A. Palomar has also answered Lumenis’ federal court complaint in California with similar counter claims. On February 14, 2003, Palomar terminated the Patent License Agreement and added counter claims of patent infringement to Lumenis’ Federal Court complaint in California. The Massachusetts state court action has been stayed pending the outcome of the Federal Court action. A claim construction hearing (often referred to as a Markman hearing) is scheduled for March 29, 2004. Following a Markman hearing, a judge will rule on the meaning of disputed claim terms, that is, the judge will construe the disputed claim terms.

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital has been added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and it will have a considerable impact on the case as it proceeds toward trial. A trial date has not yet been set. (See “Cautionary Statements”)

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        Palomar’s common stock is currently traded on the Nasdaq Small Cap Market (“Nasdaq”) under the symbol PMTI. The following table sets forth the high and low prices quoted on Nasdaq for the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

	Fiscal Year 2003
	High	Low

Quarter Ended March 31, 2003	$3.86	$1.00
Quarter Ended June 30, 2003	5.86	3.02
Quarter Ended September 30, 2003	8.90	4.40
Quarter Ended December 31, 2003	11.00	6.16

	Fiscal Year 2002
	High	Low

Quarter Ended March 31, 2002	$1.45	$0.65
Quarter Ended June 30, 2002	1.17	0.78
Quarter Ended September 30, 2002	1.81	0.64
Quarter Ended December 31, 2002	1.54	0.75

As of February 28, 2004, Palomar had 4,126 holders of record of common stock. This does not include holdings in street or nominee names. -9-

        Palomar has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. Palomar intends to retain substantially all earnings to finance the operations of the company. Palomar may buy back shares of its common stock on the open market from time to time.

Item 6. Selected Financial Data

        The following table sets forth selected consolidated financial data for each of the last five fiscal years of Palomar. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

Selected Financial Data

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, expect per share data)
Consolidated Statements of Operations Data:

Revenues:
Product revenues	$31,332	$22,549	$11,158	$8,781	$21,279
Royalty revenues	841	2,869	5,496	4,395	2,972
Funded product development revenues	2,600	—	—	—	—

Total revenues	34,773	25,418	16,654	13,176	24,251

Costs and expenses (income):
Cost of product revenues	13,031	11,200	9,153	8,771	14,322
Cost of royalty revenues	336	1,148	2,199	1,758	1,189
Research and development	6,058	4,360	6,045	7,851	8,022
Selling and marketing	8,483	5,785	3,504	3,153	6,587
General and administrative	4,256	3,067	2,492	3,866	5,060
Goodwill and asset write-off	—	—	—	746	—
Costs incurred for proxy contest	—	—	—	—	624
Settlement and litigation costs	—	—	—	—	2,500
Gain from sale of subsidiary (1)	—	—	—	(2,440)	(47,091)

Total cost and expenses (income)	32,164	25,560	23,393	23,705	(8,787)

Income (loss) from operations	2,609	(142)	(6,739)	(10,529)	33,038

Other income (expense):
Interest income	74	74	759	1,203	1,316
Interest expense	(28)	(120)	(98)	(155)	(597)
Other income	58	227	185	380	411
Swiss franc redemption	—	—	—	—	(6,167)

Income (loss) before benefit (provision)
from income taxes	2,713	39	(5,893)	(9,101)	28,001

Benefit (provision) from income taxes	656	—	422	226	(2,500)
Cumulative effect of change in accounting
method	—	—	—	(712)	—
Net loss from discontinued operations	—	—	—	—	(435)

Net income (loss)	$3,369	$39	$(5,471)	$(9,587)	$25,066

Basic net income (loss) per common share:
Continuing operations	$0.25	$0.00	$(0.54)	$(0.90)	$2.48
Cumulative effect of change in
accounting method	—	—	—	(0.07)	—
Discontinued operations	—	—	—	—	(0.04)

Total basic net income (loss) per
common share	$0.25	$0.00	$(0.54)	$(0.97)	$2.44

Diluted net income (loss) per common share:
Continuing operations	$0.21	$0.00	$(0.54)	$(0.90)	$2.39
Cumulative effect of change in
accounting method	—	—	—	(0.07)	—
Discontinued operations	—	—	—	—	(0.04)

Total diluted net income (loss) per common
share	$0.21	$0.00	$(0.54)	$(0.97)	$2.35

Weighted average number of common
shares outstanding:

Basic	13,399	11,372	10,805	10,247	10,153

Diluted	15,917	11,372	10,805	10,247	10,776

-10-

	Years Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:

Working capital	$13,670	$3,934	$2,944	$8,864	$18,347
Total assets	21,660	13,398	13,171	21,000	34,843
Long-term debt	—	—	—	500	1,622
Total stockholders’ equity	14,364	4,718	3,896	9,365	17,092

(1) The following event is related to the gain from sale of subsidiary:

        On December 7, 1998, Palomar entered into an Agreement and Plan of Reorganization (the “Agreement”) with Coherent Inc. (“Coherent”) to sell all of the issued and outstanding common stock of Star Medical Technology, Inc. (“Star”), Palomar’s majority-owned subsidiary, to Coherent. This sale was approved by a majority of the stockholders of Palomar on April 21, 1999. On April 27, 1999, Palomar completed the sale of Star to Coherent and received net proceeds of $49,736,023. Additionally, $3,254,907 was held in escrow until April 27, 2000 as security for any claims that Coherent may have had under the Agreement. During 2000, in connection with the lapse of the escrow period, Palomar recognized a deferred gain of $2,439,556, net of certain commitments and contingencies related to the sale. In 2001, ESC Medical Systems Ltd acquired Coherent Medical Group, including Star, from Coherent Inc. and changed its name to Lumenis Ltd.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We are engaged in research, development, manufacturing and distribution of proprietary light based systems for hair removal and other cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light based systems for cosmetic treatments through our research and development as well as with our partnerships with Massachusetts General Hospital’s Wellman Laboratories and other centers throughout the world. We are continually developing and testing new indications to further the advancement in cosmetic light based hair removal techniques, fat reduction, acne treatment, Pseudofolliculitis Barbae or PFB and skin rejuvenation.

        Over the past year, we improved product gross margins significantly due to a higher margin product mix and the effects of increased sales volume. We also strengthened our balance sheet since the end of last year, including more than doubling our cash position and more than tripling stockholders’ equity. The current ratio is now 2.9x, up substantially from 1.5x at the end of 2002, and we have no long-term debt.

        Our reported revenues for the year ended December 31, 2003, were $34.8 million, up from $25.4 million for the year ended December 31, 2002. Gross profit from product sales increased to $18.3 million (58 percent of revenues), up from $11.3 million (50 percent of revenues) in the year-earlier period. We also reported net income of $3.4 million, or $0.21 per diluted share, for the year ended December 31, 2003, versus net income of $39,000, or $0.00 per diluted share, for the year ended December 31, 2002.

        Over the last two years, most of our revenue has included the Lux family of products with their complementary handpieces, offering a suite of applications to the end user at a lower cost than other competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux systems when ready. Additionally, the Lux platform enables Palomar to custom tailor products to fit almost any professional medical office or spa location and provides our customers with the comfort that the system can grow with their practice. We have kept a commitment to continually provide value to customers who invest in our Lux system platform. We believe the Lux family of products are the most affordable and versatile cosmetic light-based systems on the market.

        During 2003, we introduced two new systems to the Lux family of products: the MediLux™ Pulsed Light System and the NeoLux™ Pulsed Light System. The MediLux, a higher priced product is designed with the medical practitioner in mind, has more power than that of the EsteLux® Pulsed Light System, a higher repetition rate and a snap-on connector for faster changes between handpieces. The MediLux can operate the LuxY™, LuxG™, LuxR™, LuxRs™, LuxB™ and LuxV™ handpieces, which allows customers to add additional applications to their treatment portfolio and provide specifically tailored procedures to meet their demand. The lower priced NeoLux was developed specifically for the beauty industry. The NeoLux is a simple, three setting device that can operate the LuxY, LuxR and LuxRs handpieces.

        Our quarterly product revenue has increased each quarter during 2003 as compared to 2002 as a result of the increased product demand for our Lux family of products. Due to this increased demand in the market place, we doubled our domestic sales force in the fourth quarter of 2003. Looking forward, we would expect as our installed base of Lux family of products continues to increase that the demand for replacement handpieces will increase resulting in additional product revenue and higher margins.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. We believe that this device will be protected by multiple patents within our patent portfolio. During 2003, we received from Gillette $2.6 million to fund development. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Recent Developments

        In February 2004, we introduced the newest addition to the Lux family of products: the StarLux™ Pulsed Light and Laser System. In comparison to other Lux products, the StarLux has increased power, a computer controlled touch screen, instant handpiece recognition, integrated cooling, the ability to operate the LuxG, LuxR, LuxRs, LuxV and the Lux1064™ handpieces. We expect to start commercial shipment of StarLux products in the third quarter of 2004.

        On February 18, 2004, we were awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The project is scheduled to last for nineteen months.

Critical Accounting Policies

        Our policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

        Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B and SAB 104. SAB 101/104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment and acceptance. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from the sale of service contracts is deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize the revenue element in accordance with SAB 104 and EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Royalty revenues are recognized upon receipt of cash payments.

        We account for funded product development revenue under the Gillette agreement ratably over the funding period as received. Any amounts received in advance are recorded as deferred revenue. Payments are not refundable if the development is not successful. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        Accounts Receivable Reserves. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. In establishing the appropriate provisions for customer receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once we consider all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above. We provide a general reserve for doubtful accounts based on the aging of our accounts receivable balances, historical experiences of write-offs and defaults.

        We also record a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of particular order, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

        Inventory Reserves. As a designer and manufacturer of high technology equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such as cost of goods sold at the time of such determination. Although we perform a detail review of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of its inventory to its net realizable value.

        Warranty Provision. Products sold are generally covered by a warranty for a period of one year. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the appropriateness of such assumptions. Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates.

        Income taxes. We currently have net operating loss (“NOL”) carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOLs. Should our assumptions regarding the utilization of these NOLs change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit. In evaluating the potential exposure associated with the various tax filing positions, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial period might be materially impacted.

Results of Operations

Year 2003 Compared to Year 2002

        The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2003 and 2002, respectively (in thousands, except for percentages):

					Change
	2003		2002		2003 to 2002
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$31,332	90%	$22,549	89%	$8,783	39%
Royalty revenues	841	3%	2,869	11%	(2,028)	(71%)
Funded product development revenues	2,600	7%	—	—	2,600	—

Total revenues	34,773	100%	25,418	100%	9,355	37%

Cost and expenses:
Cost of product revenues	13,031	38%	11,200	44%	1,831	16%
Cost of royalty revenues	336	1%	1,148	5%	(812)	(71%)
Research & development	6,058	17%	4,360	17%	1,698	39%
Selling & marketing	8,483	24%	5,785	23%	2,698	47%
General & administrative	4,256	12%	3,067	12%	1,189	39%

Total costs & expenses	32,164	92%	25,560	101%	6,604	26%

Income (loss) from operations	2,609	8%	(142)	—%	2,751	1,937%
Interest income	74	—%	74	—%	—	—
Interest expense	(28)	—%	(120)	—%	92	77%
Other income	58	—%	227	—%	(169)	(74%)

Income before benefit from income taxes	2,713	8%	39	—%	2,674	6,856%
Benefit from income taxes	656	2%	—	—%	656	—%

Net income	$3,369	10%	$39	—%	$3,330	8,539%

        Product revenues. Increases in unit sales and the average selling prices of the “Lux” family of products were the leading contributor to the increase in product revenues. The “Lux” family of products, consisting of the MediLux, EsteLux, NeoLux and related additional handpieces increased 52% for the year ended 2003 in comparison to the same period in 2002. Product revenues were favorably impacted by an increase of 4% in sales related to the Q-Yag 5 product line offset by a decrease of 28% of sales related to the SLP1000 and a decrease of 27% of sales related to the RD-1200 product line in comparison to the same period in 2002. Market acceptance of the “Lux” family of products has been increasing since its introduction in September 2001. We have discontinued the RD-1200 product line and have begun the process of phasing out the SLP1000 product line.

        International product revenue, consisting of sales by our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers was 49% of total product revenue for the year ended 2003 in comparison to 54% for the same period in 2002. This decrease as a percentage of revenues in international sales is directly attributed to the increase in domestic product sales and a decrease in sales to Japan.

        Royalty revenues. The decrease in royalty revenues in comparison to the same period in 2002 is attributed to Lumenis Inc.’s (“Lumenis”) failure to make its royalty payments starting in October 2002. (See “Legal Proceedings”)

        Funded product development revenues. For the year ended 2003, funded product development revenue of $2.6 million was for work performed in connection with payments made by Gillette. On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        Cost of product revenues. The cost of product revenues decreased as a percentage of product revenue to 42% in 2003 from 50% in 2002. This cost decreased as a percentage of product revenue primarily due to improved gross profit recognized on the “Lux” family of products as a result of lower manufacturing costs associated with the “Lux” product lines. In addition, the increased sales volume has improved the absorption of manufacturing overhead at our manufacturing facility for each product line.

        In connection with our increased focus on the “Lux” product lines and a de-emphasis and discontinuation of certain other existing products, during the fourth quarter of 2003, we wrote off an additional $316,000 to cost of product revenues relating to the SLP1000 and RD-1200 product line. Approximately $200,000 was written off in relation to the SLP1000 product line for prior generation and obsolete and excess inventory and $116,000 was written off in relation to the RD-1200 product line for excess inventories. While we have discontinued the active marketing of certain products, we remain committed to servicing both product lines and will maintain adequate service inventories for each.

        During 2002, we experienced unusually high warranty claims for the SLP1000 due to issues related to a key component. Accordingly, we increased our warranty reserve by $250,000 in the third quarter of 2002 bringing the total warranty reserve related to this key component to approximately $380,000. During 2003, we qualified a new vendor for the key component and began replacing this key component. As of year end, we believe that the replacement part had effectively rectified the problem and that the warranty reserve was significantly in excess of estimated requirements. Consequently, we decreased our warranty reserve and reduced cost of goods sold by approximately $336,000 in the fourth quarter of 2003.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% for both periods. The decrease in royalty revenues is attributed to Lumenis’ failure to make its royalty payments resulting in a reduced cost of royalty due to Massachusetts General Hospital. (See “Legal Proceedings”).

        Research and Development Expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement and our continued commitment to introducing new platforms and enhancing our current family of products. For our research and development agreement with Gillette, we have increased our research and clinical staffing by 25%. This increase in staffing has increased our payroll and payroll related expenses by approximately $600,000. In addition to this increase in payroll and payroll related expenses, we have incurred costs of approximately $730,000 on materials and consultants for prototypes related to the Gillette agreement. The investment in the Lux platform has allowed us to use the same platforms to introduce new applications by developing new handpieces and other complimentary features as opposed to developing new systems for each application. We continue our development of product platform enhancements and additional platforms. The spending on research and development reflects the our commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal and pigmented and vascular lesion removal are to design systems that: (1) permit effective treatment and more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, we are developing products to address other dermatology and cosmetic conditions, including the fields of fat reduction, acne treatment and skin rejuvenation.

        Selling and Marketing Expense. The increase in selling and marketing expenses is associated with an increase in direct sales force commissions of approximately $472,000, an increase in international commissions of approximately $132,000, an increase in commissions related to our independent representatives of approximately $652,000 and a doubling of our domestic sales force in October 2003. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion as well as costs associated with regional and international trade show and other marketing expenses.

        General and Administrative Expense. The increase in general and administrative dollars of $1.2 million is directly related to increases to incentive compensation of approximately $792,000, related to our incentive compensation plan of 2003, additional legal expenses of approximately $250,000 incurred as a result of enforcing our patent position against infringers and an increase in our D&O\ general liability insurance premiums of approximately $157,000.

        Interest Income. Interest income remained consistent in 2003 and 2002. The increase in excess cash to invest in 2003 was offset by a reduction in interest rates.

        Interest Expense. The interest expense decrease is attributable to our reduction of debt. On March 14, 2003, a director surrendered a $1 million Promissory Note in exchange for 293,255 unregistered shares of our Common Stock at a price of $3.41 per share. The price was calculated at 110% of Palomar’s Common Stock trailing ten-day average closing price of $3.10 per share.

        Other Income. Other income is attributable to payments received from a previously written-off note receivable and equity investment.

        Benefit for Income Taxes. We recognized a benefit for income taxes of $656,000 in 2003 as result of a $470,000 carryback claim pursuant to the Economic Stimulus package of 2002 and a $300,000 reduction in deferred income tax accruals associated with certain tax deductions taken in our 1999 federal tax return which were no longer required. Offsetting these benefits, we provided a 4% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2003. We recorded no tax provision in 2002 as we only had $39,000 net income for the year and were able to fully offset minimum taxes with net operating loss carryforwards. We have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

Year 2002 Compared to Year 2001

        The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2002 and 2001, respectively (in thousands, except for percentages):

					Change
	2002		2001		2002 to 2001
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$22,549	89%	$11,158	67%	$11,391	102%
Royalty revenues	2,869	11%	5,496	33%	(2,627)	(48%)
Funded product development revenues	—	—	—	—	—	—

Total revenues	25,418	100%	16,654	100%	8,764	53%

Cost and expenses:
Cost of product revenues	11,200	44%	9,153	53%	2,047	22%
Cost of royalty revenues	1,148	5%	2,199	15%	(1,051)	(48%)
Research & development	4,360	17%	6,045	36%	(1,685)	(28%)
Selling & marketing	5,785	23%	3,504	21%	2,281	65%
General & administrative	3,067	12%	2,492	15%	574	23%

Total costs & expenses	25,560	101%	23,393	140%	2,167	9%

Income (loss) from operations	(142)	—%	(6,739)	(40%)	(6,597)	98%
Interest income	74	—%	759	4%	(685)	(90%)
Interest expense	(120)	—%	(98)	—%	(22)	(21%)
Other income	227	—%	185	1%	42	23%

Income (loss) before benefit from
income taxes	39	—%	(5,893)	(35%)	5,932	101%
Benefit from income taxes	—	—%	422	3%	(422)	—%

Net income (loss)	$39	—%	$(5,471)	(32%)	$5,510	101%

-16-

        Product revenues. The leading contributor to the increase in product revenues were sales related to the EsteLux product line and its additional handpieces which had lower price points than Palomar’s other products.

        International product revenue, consisting of sales by our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international customers from the United States was 54% of total product revenue in 2002 and 2001.

        Royalty revenues. Royalty revenues decreased in 2002 as compared to 2001 due to Lumenis’ failure to make its royalty payments starting in October 2002. (See "Legal Proceedings")

        Cost of product revenues. The cost of product revenues decreased as a percentage of product revenues to 50% from 79% in 2001. This cost decreased as a percentage of product revenue primarily due to the introduction of the Estelux product line, including its additional handpieces that carry an improved gross profit as compared to existing products due to lower manufacturing costs. In addition, the increased sales volume improved the absorption of manufacturing overhead at our manufacturing facility for each product line.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% for both periods. The decrease in royalty revenues is attributed to Lumenis’ failure to make its royalty payments resulting in a reduced cost of royalty due to Massachusetts General Hospital. (See “Legal Proceedings”)

        Research and Development Expense. The decreases in both dollars and as a percentage of revenues for research and development expenses were a direct result of the investments that we made in prior periods in the development of product platforms. These platforms have allowed us to introduce new applications by developing new handpieces and other complimentary features. The spending on research and development reflects our commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal and pigmented and vascular lesion removal are to design systems that: (1) permit effective treatment and more rapid treatment of large areas, (2) have higher gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, we are developing products to address dermatology and cosmetic conditions other than hair, including the fields of fat reduction, acne treatment and skin rejuvenation.

        Selling and Marketing Expense. The increase in selling and marketing expenses is associated with direct sales force and international commissions of $2.0 million which are correlated with increased revenues, upfront costs associated with both international and domestic sales force of approximately $150,000 and distribution channel expansion and additional marketing expenses of approximately $63,000 associated with the roll-out of the our new product lines.

        General and Administrative Expense. The increase in general and administrative dollars of $600,000 is directly related to additional legal expenses incurred as a result of enforcing our patent position against infringers.

        Interest Income. The decrease in interest income is due to lower cash balances invested and lower interest rates in 2002 as compared to the same period in 2001.

        Interest Expense. The increase in interest expense is due to a higher average debt balance in 2002 as a result of the note payable to a related party as compared to 2001.

        Other Income. Other income is attributable to payments received from a previously written-off note receivable and equity investment.

        Benefit from Income Taxes. We have not recorded a provision for income taxes in 2002 due to only having $39,000 net income and the utilization of net operating loss carryforwards. The benefit for income taxes in 2001 was the result of previously provided state income taxes no longer required. We have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

Liquidity and Capital Resources

        As of December 31, 2003, we had $10.6 million in cash and cash equivalents. The sales of our current products and future products will be critical to our future liquidity.

        We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months.

        Cash provided by operating activities amounted to $1,195,000 for the twelve months ended December 31, 2003 compared to $565,000 for the same period in 2002. This increase primarily reflects the effects of a net profit offset by working capital requirements (primarily accounts receivable) associated with our sales growth. Cash used by investing activities totaled $115,000 for the twelve months ended December 31, 2003 compared to $93,000 for the same period in 2002. These amounts primarily reflect cash used for purchases of property and equipment. Cash provided by financing activities amounted to $5.0 million for the twelve month period ended December 31, 2003 compared to a use of $717,000 for the same period in 2002. This increase was a result of sales of common stock, and exercises of stock options and purchases of common stock pursuant to the employee stock purchase plan offset by costs related to the issuance of common stock.

        We anticipate that capital expenditures for 2004 will total approximately $400,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        Lumenis stopped making royalty payments due since October 30, 2002 for sales of their Lightsheer diode laser system. On February 14, 2003, we terminated our license agreement with Lumenis (see “Legal Proceedings”). During the second quarter of 2003, Carl Zeiss Meditec AG, parent company to Asclepion-Meditec AG, notified us that it had sold Asclepion to EL.EN and Quanta System and, consequently, terminated the sub-license agreement between Asclepion and us effective July 31, 2003. Asclepion paid us a minimum royalty payment of fifty thousand dollars ($50,000) per year, prorated in the first and last years. We face risks associated with pending litigation and there can be no assurance that these royalty amounts from other third parties will not decrease or that we will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette over approximately the first 30 months of the agreement, with $2.6 million provided during 2003. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        On March 14, 2003, a director surrendered the $1 million principal balance of a Promissory Note in exchange for 293,255 unregistered shares of the Palomar’s common stock with no registration rights at a price of $3.41 per share. The price was calculated at 110% of the Palomar’s common stock trailing ten-day average closing price of $3.10 per share.

        On March 14, 2003, we completed a private placement with Craig Drill Capital, a private investment firm based in New York City, for the purchase of 1 million unregistered shares of Palomar’s common stock at a price of $3.41 per share for an aggregate subscription price of $3.4 million. The price was calculated at 110% of Palomar’s common stock trailing ten-day average closing price of $3.10 per share.

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The grant will be paid monthly as expenses are incurred. The project is scheduled to last for nineteen months.

Contractual Obligations

        Substantially all of our existing operating leases relate to our Burlington, Massachusetts manufacturing, research and development and administrative offices. The facility lease expires in August 2009.

        In August 1995, we entered into an agreement with Massachusetts General Hospital whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, we further amended this agreement to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. We have the right to exclusively license, on royalty terms to be negotiated, the Palomar-funded inventions in the relevant fields. Under the terms of this agreement, we have paid Massachusetts General Hospital $475,000 on an annual basis for clinical research through August 2004. We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby the Company is obligated to pay royalties to Massachusetts General Hospital. Royalty expense in 2003 totaled approximately $896,000.

        The following table summarizes our estimated minimum future contractual commitments at December 31, 2003, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating Leases	$5,394	$885	$2,848	$1,661	$—
Purchase Commitments	2,891	2,891	—	—	—

Total contractual cash obligations	$8,285	$3,776	$2,848	$1,661	$—

Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

        In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact our financial statements. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but do not expect a material impact.

Statement Under the Private Securities Litigation Reform Act

        In addition to the other information in this Form 10-K, the following cautionary statements should be considered carefully in evaluating Palomar and its business. Statements contained in this Form 10-K that are not historical facts may contain certain forward-looking information, as defined by (i) the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and (ii) releases by the SEC including but not limited to statements relating to new markets, development and introduction of new products, and financial projections that involve risk and uncertainties that may individually or mutually impact the matters herein, and cause actual results, events and performance to differ materially from such forward-looking statements. Our actual results could differ materially from those suggested in such forward-looking statements due to the risk factors identified below and other factors including, without limitation, risks concerning the timing of new product introductions, financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances, and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights, and/or other factors, which are detailed from time to time in Palomar’s SEC reports, including the report on Form 10-K for the year ended December 31, 2003 and Palomar’s quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Palomar undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The cautionary statements below are being made pursuant to the provisions of the Reform Act and with the intention of obtaining the benefits of safe harbor provisions of the Reform Act. Forward looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.

Cautionary Statements

Our future revenue may decrease if we are unable to successfully develop and market new products.

        Light based technology is rapidly changing and improving. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner new products that meet changing market demands, enhance existing products, and achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which we have no previous experience. In addition, the market for professional hair removal light based devices may already be saturated. At present, broader market acceptance of light based hair removal is critical to our success and we intend to continue our goals of bringing light based hair removal devices to the mass consumer market. We also intend to continue to diversify our product line by developing cosmetic light based products for uses other than hair and tattoo removal and treatment of pigmented and vascular lesions. There can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all and our failure to do so could decrease our future revenue.

Our failure to respond to rapid changes in technology could make our products obsolete and we may be unable to compete with companies having superior financial, marketing and other resources.

        The light based cosmetic and dermatology industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing, sales and servicing of light based devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than us. Our products also face competition from medical products and cosmetic procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive. If forecasted demand decreases, we could have excess inventories which may result in a write-off of some or all of our inventory.

We may need to secure additional financing and without such additional financing we may be unable to fund ongoing operations or grow the business.

        Although we have generated a profit in recent quarters, we have a history of losses. We may have to secure additional financing to complete our research and development activities, commercialize our current and proposed light based products, and fund ongoing operations. However, there can be no assurance that such financing will be obtained. We may also determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of operations or expansion. Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness. Our quarterly operating results are and may continue to be volatile, and that may hurt the price of our common stock. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

Failure to receive shipments of critical components could reduce revenues and reduced reliability of critical components could increase expenses.

        We develop light based systems that incorporate third-party components. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small, specialized vendors that are not well capitalized. A disruption in the delivery of these key components could prevent us from manufacturing product and result in a decrease in revenue. We depend on an acceptable level of reliability for purchased components. Reliability below expectations for key components could have an adverse affect on inventory and inventory reserves.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Without necessary clearances, we may be unable to sell products and compete effectively.

        All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. The types of medical devices that we seek to market in the U.S. generally must receive either “510(k) clearance” or “PMA approval” in advance from the U.S. Food and Drug Administration (FDA) pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market and our failure to do so could adversely affect our ability to sell our products.

        Our products are subject to similar regulations in many international markets. Complying with these regulations is necessary for our strategy of expanding the markets for sales of our products into these countries. Compliance with the regulatory clearance process in any country is expensive and time consuming. Regulatory clearances may necessitate clinical testing, limitations on the number of sales and limitations on the type of end user, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests. We may not be able to obtain clearances in each country in a timely fashion or at all, and our failure to do so could adversely affect our ability to sell our products in those countries.

We have modified some of our products and sold them under prior 510(k) clearances. The FDA could retroactively decide the modifications required new 510(k) clearances and require us to cease marketing and/or recall the modified products.

        Any modification to one of our 510(k) cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. We have modified some of our marketed devices, but we believe that new 510(k) clearances were not required. We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

We may also be subject to state regulations. State regulations, and changes to state regulations, may prevent sales to particular end users which may decrease revenues or prevent growth of revenues.

        Our products may also be subject to state regulations. Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis. As a result, in some states non-physicians may purchase and operate our product. However, a state could disagree with our decision to sell to a particular type of end user or change regulations preventing sales to particular types of end users. Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues. The purchase and use of our products by non-physicians may result in their misuse, which could harm our reputation and expose us to costly product liability litigation.

Achieving complete compliance with FDA regulations is difficult, and if we fail to comply, we could be subject to FDA enforcement action.

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA’s regulatory scheme is complex, especially the Quality System Regulation (“QSR”), which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as fines, injunctions, and civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of our production, refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted or criminal prosecution.

Failure to manage our relationships with third party researchers effectively may limit our access to new technology, increase the cost of licensing new technology, and divert management attention from our core business.

        We are dependent upon third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf. We are also dependent upon third-party researchers to grant us licensing terms, which may or may not be favorable for products and technology which they may develop. At present, our principal research partner is the Wellman Laboratories of Photomedicine at Massachusetts General Hospital. We provide research funding, light technology and optics know-how in return for licensing rights with respect to specific dermatologic and cosmetic applications and patents. In return for certain exclusive license rights, we are subject to due diligence obligations in order to maintain such exclusivity. Our success will be dependent upon the results of research with our partners and meeting due diligence obligations. We cannot be sure that third-party researchers will agree with our interpretation of the terms of our agreements, that we will meet our due diligence obligations, or that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

Our common stock could be further diluted by the conversion of outstanding options and warrants.

        In the past, we have issued and still have outstanding convertible securities in the form of options and warrants. We have and may continue to issue options and warrants as compensation for services and incentive compensation for our employees, directors and consultants or others who provide services to us. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders and could adversely affect the market price of our common stock.

Our proprietary technology has only limited protections which may not prevent competitors from copying our new developments. This may impair our ability to compete effectively, and we may expend significant resources enforcing our intellectual property rights to prevent such copying.

        Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, licenses and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and third parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which do not infringe our patents.

Claims by others that our products infringe their patents or other intellectual property rights could prevent us from manufacturing and selling some of our products or require us to pay royalties or incur substantial costs from litigation or development of non-infringing technology.

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. The light based cosmetic and dermatology industry in particular is characterized by a large number of patents and related litigation regarding patents and other intellectual property rights. Because our resources are limited and patent applications are maintained in secrecy for a period of time, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement, regardless of merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the light based industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

Our charter documents and Delaware law may discourage potential takeover attempts.

        Our Second Restated Certificate of Incorporation and our By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to our Secretary advance notice of director nominations and business to be brought by such stockholder before any annual or special meeting of stockholders, as well as certain information regarding such nomination and/or business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. They also provide that a special meeting of stockholders may be called only by the affirmative vote of a majority of the board of directors. These provisions could delay any stockholder actions that are favored by the holders of a majority of our outstanding stock until the next stockholders’ meeting. In addition, the board of directors is authorized to issue shares of our common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of us.

        We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of us, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price.

        In April 1999, we adopted a shareholder rights plan (“Rights Plan”). The Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the Rights Plan, the Board of Directors declared a dividend distribution of Series A right for each share of common stock outstanding until the rights become exercisable. (See note 9, “Stockholders’ Equity” and exhibit 10.15, “Rights Agreement with American Stock Transfer and Trust Company dated April 21, 1999”)

We may not be able to successfully collect licensing royalties.

        In past years, material portions of our revenues consisted of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital.

        Lumenis failed to make the royalty payments due since October 30, 2002 for sales of their Lightsheer diode laser system. On February 14, 2003, we terminated our license agreement with Lumenis. (See “Legal Proceedings”) This reduction and any other loss or reduction in our royalty revenues could have a material adverse effect on the business and financial condition, affect future liquidity and prevent us from maintaining profitability. We face risks associated with pending litigation and there can be no assurance that the royalty amounts from other third parties will not decrease or that we will be able to collect all licensing royalties owed by current licensees or increase royalties by sub-licensing additional third parties.

        We are involved in disputes with other third parties, including Cutera, Inc. (formerly Altus Medical Inc., See Legal Proceedings). Such disputes have resulted in litigation with such parties. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Any adverse result in litigation could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to attract and retain key executives and research and development personnel that we need to succeed.

        As a small company with less than 125 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business. Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

We face a risk of financial exposure to product liability claims in the event that the use of our products results in personal injury.

        Our products are and will continue to be designed and manufactured with numerous safety features, but it is possible that consumers could be adversely affected by use of one of our products. Furthermore, in the event that any of our products prove to be defectively designed and manufactured, we may be required to recall and redesign such products. Although we have not experienced any material losses due to product liability claims to date, there can be no assurance that we will not experience such losses in the future. We maintain general liability insurance and umbrella coverage; however, there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred. In the event we are found liable for damages in excess of the limits of our insurance coverage or if any claim or product recall results in significant adverse publicity against us, our business, financial condition and results of operations could be materially and adversely affected. In addition, although our products have been and will continue to be designed to operate in a safe manner, and although we attempt to educate customers with respect to the proper use of our products, misuse of our products by personnel over whom we cannot exert control may result in the filing of product liability claims or significant adverse publicity against us.

Disappointing quarterly revenue or operating results could cause the price of our common stock to fall.

        Our quarterly revenue and operating results are difficult to predict and may swing sharply from quarter to quarter.  If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for many reasons, some of which are outside of our control. For example, many factors are related to market supply and demand, including potential increases in the level and intensity of price competition between our competitors and us, potential decrease in demand for our products and possible delays in market acceptance of our new products. Other factors are related to our customers and include changes in or extensions of our customers’ budgeting and purchasing cycles and changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors. Factors related to our operations may also cause quarterly revenue or operating results to fall below expectations, including absence of significant product backlogs, our effectiveness in our manufacturing process, unsatisfactory performance of our distribution channels, service providers, or customer support organizations, and timing of any acquisitions and related costs.

We face risks associated with product warranties.

        We could incur substantial costs as a result of product failures for which we are responsible under warranty obligations.

Because we derive approximately half of our revenue from international sales, we are susceptible to currency fluctuations, long payment cycles, credit risks and other risks associated with conducting business overseas.

        We sell approximately half of our products and services outside the U.S. International product revenue, consisting of sales from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international locations from the United States was 49% of total product revenue for the year ended 2003, and we expect that international sales will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign regulatory approvals for products may occur. In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

Managing our relationship with Gillette effectively may divert the attention of key technical personnel and management from the core business. If Gillette ends the relationship our stock price could fall, and we may be unable to bring a home use hair removal device for women to the market.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. We believe that this represents a unique opportunity to bring light based devices to the mass market. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be commercialized for several years, if ever. In addition, we cannot be sure that Gillette will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement. During the term of the agreement, Gillette has the ability to choose not to continue and may terminate the agreement. If Gillette terminates the agreement, the price of our common stock could fall significantly, and we will not receive certain payments. We may proceed to develop and commercialize the device on our own or with a third party. However, there can be no assurance that we will be able to successfully implement such a strategy. In addition, after commercialization of such device, Gillette is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents. There can be no assurance that valid patents will cover the device in any or all countries in which the device will be manufactured, used or sold. This could have a material adverse effect on our business, results of operations and financial condition. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

Managing our contract with the Army effectively may divert the attention of key technical personnel and management from the core business. We may be unable to complete the project within the time period which may impact our ability to receive future government contracts.

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. We believe this represents a unique opportunity to address PFB. Although the project is scheduled to last for nineteen months, there can be no assurance that we will be able to complete the project within that time period which may impact our ability to receive future government contracts. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be ready for military use for several years, if ever.

We face risks associated with Section 11 (a)(4) Securities Act of 1933.

        Prior to June 28, 2002, Arthur Andersen LLP served as our independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen ceased practicing before the SEC by August 31, 2002. On June 28, 2002, we dismissed Arthur Andersen and retained Ernst & Young LLP as its independent auditors for its fiscal year ended December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to our inclusion of Arthur Andersen’s audit report in those filings. Since Arthur Andersen no longer practices public accounting, we will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of our ability to obtain Arthur Andersen’s consent.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposures are in the areas of interest rate risk. Our investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the short-term nature of these investments.

Item 8. Financial Statements and Supplementary Data.

Palomar Medical Technologies, Inc. and Subsidiaries Index to Consolidated Financial Statements

Page

Report of Independent Auditors	27

Report of Independent Public Accountants	28

Consolidated Balance Sheets - December 31, 2003 and 2002	29

Consolidated Statements of Operations - Years ended December 31, 2003, 2002
and 2001	30

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2003,
2002 and 2001	31

Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002
and 2001	32

Notes to Consolidated Financial Statements	33

-26-

Report of Independent Auditors

The Board of Directors and Stockholders
Palomar Medical Technologies, Inc:

        We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The consolidated financial statements of Palomar Medical Technologies, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 29, 2002 was modified to express substantial doubt about the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002 the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts January 30, 2004 -27-

The following report is a copy of the accountant’s report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen.

Report of Independent Public Accountants

To Palomar Medical Technologies, Inc:

        We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit)and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts January 29, 2002 -28-

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$10,558,946	$4,450,076
Accounts receivable, net of allowance of $862,114 and $553,559, respectively	6,637,246	4,047,277
Inventories	3,385,316	3,847,493
Other current assets	384,785	269,940

Total current assets	20,966,293	12,614,786

Property and equipment, net	582,898	485,286

Other assets	111,074	298,268

Total Assets	$21,660,265	$13,398,340

Liabilities and Stockholders' Equity

Current liabilities:
Note payable to related party	$ --	$1,000,000
Accounts payable	655,923	1,320,202
Accrued liabilities	4,979,896	4,619,303
Deferred income taxes	1,100,000	1,400,000
Deferred revenue	560,897	341,084

Total current liabilities	7,296,716	8,680,589

Commitments and Contingencies (note 8)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 14,554,407 and 11,538,706 shares, respectively	145,544	115,387
Additional paid-in capital	168,267,820	162,021,265
Accumulated deficit	(154,049,815)	(157,418,901)

Total stockholders' equity	14,363,549	4,717,751

Total liabilities and stockholders’ equity	$21,660,265	$13,398,340

The accompanying notes are an integral part of these consolidated financial statements.
-29-

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2003	2002	2001
Revenues:
Product revenues	$31,332,125	$22,548,451	$11,157,770
Royalty revenues	840,614	2,869,085	5,496,034
Funded product development revenues	2,600,000	--	--

Total revenues	34,772,739	25,417,536	16,653,804

Costs and expenses:
Cost of product revenues	13,031,316	11,200,077	9,153,090
Cost of royalty revenues	336,245	1,147,635	2,198,413
Research and development	6,057,987	4,359,346	6,045,343
Selling and marketing	8,483,138	5,785,326	3,504,176
General and administrative	4,255,487	3,066,945	2,491,961

Total costs and expenses	32,164,173	25,559,329	23,392,983

Income (loss) from operations	2,608,566	(141,793)	(6,739,179)

Interest income	74,006	73,647	758,938
Interest expense	(28,340)	(119,379)	(98,114)
Other income	58,333	226,638	185,786

Income (loss) before benefit from income taxes	2,712,565	39,113	(5,892,569)

Benefit from income taxes	656,521	--	422,000

Net income (loss)	$3,369,086	$39,113	$(5,470,569)

Net income (loss) per share:
Basic	$0.25	$0.00	$(0.54)

Diluted	$0.21	$0.00	$(0.54)

Weighted average number of shares outstanding:
Basic	13,399,178	11,372,228	10,805,143

Diluted	15,917,392	11,372,228	10,805,143

The accompanying notes are an integral part of these consolidated financial statements.
-30-

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated Other	Total
	Number of Shares	$ 0.01 Par Value	Number of Shares	$ 0.01 Par Value	Number of Shares	Cost	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2000	6,000	$ 60	11,074,393	$ 110,744	(763,835)	$(2,799,075)	$ 163,561,833	$(151,505,342)	$(2,836)	$9,365,384
Net loss	—	—	—	—	—	—	—	(5,470,569)	—	(5,470,569)	$(5,470,569)
Issuance of stock for employee stock purchase plan	—	—	—	—	70,856	259,493	(173,727)	—	—	85,766
Issuance of stock for 2000 employer 401(k) matching contribution	—	—	—	—	119,948	440,209	(275,882)	—	—	164,327
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(251,875)	—	—	(251,875)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2,836	2,836	2,836

Comprehensive income (loss)											$(5,467,733)

Preferred stock dividends	—	—	—	—	—	—	392,267	(392,267)	—	—

Balance, December 31, 2001	6,000	$ 60	11,074,393	$ 110,744	(573,031)	$(2,099,373)	$ 163,252,616	$(157,368,178)	$ —	$3,895,869
Net income	—	—	—	—	—	—	—	39,113	—	39,113	$ 39,113
Issuance of stock for employee stock purchase plan	—	—	24,202	242	13,617	49,839	(19,872)	—	—	30,209
Issuance of stock for 2001 employer 401(k) matching contribution	—	—	—	—	148,855	545,362	(364,440)	—	—	180,922
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(247,500)	—	—	(247,500)
Issuance of stock for settlement	—	—	358,547	3,585	—	—	797,553	—	—	801,138
Issuance of stock for services	—	—	25,000	250	—	—	17,750	—	—	18,000
Conversion of convertible preferred stock	(6,000)	(60)	56,564	566	410,559	1,504,172	(1,504,678)	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$ 39,113

Preferred stock dividends	—	—	—	—	—	—	89,836	(89,836)	—	—

Balance, December 31, 2002	—	$ —	11,538,706	$ 115,387	—	$ —	$ 162,021,265	$(157,418,901)	$ —	$ 4,717,751
Net income	—	—	—	—	—	—	—	3,369,086	—	3,369,086	$ 3,369,086
Issuance of stock for employee stock purchase plan	—	—	22,422	224	—	—	37,389	—	—	37,613
Issuance of stock for 2002 employer 401(k) matching contribution	—	—	184,109	1,841	—	—	193,870	—	—	195,711
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(203,750)	—	—	(203,750)
Tax benefit from the exercise of stock options	—	—	—	—	—	—	52,500	—	—	52,500
Exercise of warrants	—	—	99,000	990	—	—	(990)	—	—	—
Exercise of stock options	—	—	1,416,915	14,169	—	—	1,770,469	—	—	1,784,638
Exchange of note payable from related party for common stock	—	—	293,255	2,933	—	—	997,067	—	—	1,000,000
Sale of common stock	—	—	1,000,000	10,000	—	—	3,400,000	—	—	3,410,000

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$ 3,369,086

Balance, December 31, 2003	—	$ —	14,554,407	$ 145,544	—	$ —	$ 168,267,820	$(154,049,815)	$ —	$ 14,363,549

The accompanying notes are an integral part of these consolidated financial statements -31-

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$3,369,086	$39,113	$(5,470,569)

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	204,053	261,359	331,171
Increase in accounts receivable allowance	308,555	156,121	91,057
Issuance of commons stock for services	--	18,000	--
Tax benefit from the exercise of stock options	52,500	--	--
Changes in assets and liabilities,
Accounts receivable	(2,898,524)	(1,953,120)	(728,185)
Inventories	462,177	(140,665)	(1,295,302)
Other current assets	(114,845)	166,812	133,146
Accounts payable	(664,279)	(525,953)	(292,995)
Accrued liabilities	556,304	1,427,228	(1,595,916)
Deferred income taxes	(300,000)	--	(422,000)
Deferred revenue	219,813	(13,600)	67,777

Net cash provided by (used in) operating activities	1,194,840	(564,705)	(9,181,816)

Cash flows from investing activities:
Purchases of property and equipment	(301,665)	(96,954)	(101,706)
Purchases of available-for-sale investments	--	--	(3,894,356)
Proceeds from sale of available-for-sale investments	--	--	9,765,405
Decrease (increase) in other assets	187,194	3,756	(180,000)

Net cash provided by (used in) investing activities	(114,471)	(93,198)	5,589,343

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	1,822,251	30,209	85,766
Payment on convertible debenture	--	(500,000)	(951,842)
Costs incurred related to issuance of common stock	(203,750)	(247,500)	(251,875)
Proceeds from the issuance of notes payable to related party	--	--	1,000,000
Proceeds from sale of common stock	3,410,000	--	--

Net cash provided by (used in) financing activities	5,028,501	(717,291)	(117,951)

Net increase (decrease) in cash and cash equivalents	6,108,870	(1,375,194)	(3,710,424)
Cash and cash equivalents, beginning of the period	4,450,076	5,825,270	9,535,694

Cash and cash equivalents, end of the period	$10,558,946	$4,450,076	$5,825,270

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,237	$105,620	$62,642

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$195,711	$180,922	$164,327

Unrealized gain on available-for-sale investments	$--	$--	$(2,836)

Preferred stock accrued dividends and interest	$--	$89,836	$392,267

Issuance of stock for settlement	$--	$801,138	$--

Exchange of note payable for common stock	$1,000,000	$--	$--

Conversion of preferred stock	$--	$1,504,678	$--

Exercise of warrants pursuant to net exercise provision	$99,000	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.
-32-

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Business

        Palomar is engaged in research, development, manufacturing and distribution of proprietary light based systems for hair removal and other cosmetic treatments.

Basis of Presentation

        The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of Palomar and all of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

        Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

Accounts Receivable Allowance

        Palomar maintains an allowance for losses resulting from the inability of its customers to make required payments. Palomar regularly evaluates the collectibility of its trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and / or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to Palomar, Palomar records a specific allowance to reduce the related receivable to the amount that Palomar expects to recover given all information present. Palomar also records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data and other known factors. If the data Palomar uses to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected. Accounts receivable allowance activity consisted of the following for the years ended December 31, 2003, 2002 and 2001, respectively.

Period	Balance, Beginning of Period	Additions	Write - offs	Balance, End of Period

2003	$554,000	$491,000	$(183,000)	$862,000

2002	$397,000	$266,000	$(109,000)	$554,000

2001	$306,000	$252,000	$(161,000)	$397,000

Inventories Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 2003 and 2002, inventories consisted of the following: -33-

	December 31,
	2003	2002
Raw materials	$1,842,797	$2,648,432
Work-in-process	375,865	589,883
Finished goods	1,166,654	609,178

	$3,385,316	$3,847,493

        Because work-in-process and finished goods inventories turn rapidly, labor and manufacturing overhead costs are charged to cost of sales as incurred.

        Palomar’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Palomar regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, Palomar would be required to recognize such costs as cost of goods sold at the time of such determination. Although Palomar performs a detailed review of it’s forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of Palomar’s inventory and Palomar’s reported operating results.

        During 2003, Palomar increased its inventory reserves for certain end of life products totaling $566,327 that is meant to reserve all but the estimated required inventory needed to service the existing installed base of product. This reserve will be relieved as the product is sold or otherwise disposed of.

Property and Equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives. At December 31, 2003 and 2002, property and equipment consist of the following:

	December 31,		Estimated
	2003	2002	Useful Life
Machinery and equipment	$1,008,960	$1,001,582	3-8 years
Furniture and fixtures	1,721,254	1,433,187	5 years
Leasehold improvements	257,326	251,106	term of lease

	2,987,540	2,685,875
Less: Accumulated depreciation and
amortization	2,404,642	2,200,589

	$582,898	$485,286

Revenue Recognition

        Palomar recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B and SAB 104. SAB 101/104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Palomar recognizes product revenues upon shipment. If a product sale does not meet all of the above criteria, the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred. Revenues from the sale of service contracts is deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by Palomar that are not covered by a service contract are recognized as the services are provided. In certain instances, Palomar sells products together with service contracts. Palomar recognizes the revenue element in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Royalty revenues are recognized upon receipt of cash payments.

        Palomar accounts for funded product development revenue under the Gillette agreement ratably over the funding period as payments are received. For the year ended December 31, 2003, Palomar received from Gillette $2,600,000 to fund development. Any amounts received in advance are recorded as deferred revenue. Payments are not refundable if the development is not successful. (See note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        In accordance with EITF 00-10, reimbursed shipping and handling costs are included in revenue with the offsetting expense included in selling and marketing. Included in revenues are $99,000, $55,000 and $12,000 of reimbursed shipping and handling costs for the years ended December 31, 2003, 2002 and 2001, respectively.

Product Warranty Costs

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. Guarantees meeting the characteristics described in the Interpretation are to be recognized at fair value and significant disclosure rules have been implemented even if the likelihood of the guarantor making payments is remote. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Certain guarantees are excluded from the initial recognition provisions of the interpretation; however, specific disclosures are still required.

        Palomar’s products generally carry a standard one-year warranty. Palomar sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, Palomar amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sale during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect Palomar’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

        During 2002, Palomar experienced unusually high warranty claims for the SLP1000 due to issues related to a key component. Accordingly, Palomar increased its warranty reserve by $250,000 in the third quarter of 2002 bringing the total warranty reserve relating to this key component to approximately $380,000. During 2003, Palomar qualified a new vendor for the key component and began replacing this key component. As of year end, Palomar believed that the replacement part had effectively rectified the problem and that the warranty reserve was significantly in excess of estimated requirements. Consequently, Palomar decreased its warranty reserve and reduced cost of goods sold by approximately $336,000 in the fourth quarter of 2003. The following table provides the detail of the change in our product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheet for the years ended December 31, 2003 and 2002.

	2003	2002

Warranty accrual, beginning of year	$822,219	$316,451
Provision (reduction) related to
preexisting warranties	(336,327)	150,000
Plus accruals related to new sales	964,000	672,000
Less amortization of prior period accruals	(864,963)	(316,232)

Warranty accrual, end of year	$584,929	$822,219

-35-

Research and Development Expenses

        Palomar charges research and development expenses to operations as incurred.

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

	Years Ended December 31,
	2003	2002	2001
Basic weighted average common shares outstanding	13,399,178	11,372,228	10,805,143
Potential common shares pursuant to stock options and
Warrants	2,518,214	—	—

Diluted weighted average common shares outstanding	15,917,392	11,372,228	10,805,143

Palomar’s net income (loss) attributable to common stockholders for the years ended 2003, 2002 and 2001 is as follows:

	Years Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$3,369,086	$39,113	$(5,470,569)
Preferred stock dividends	—	(89,836)	(392,267)

Adjusted net income (loss) attributable to common shareholders	$3,369,086	$(50,723)	$(5,862,836)

        For the years ended 2003, 2002 and 2001, potential common shares related to 408,968, 3,578,058, 4,233,112, respectively, of outstanding stock options, stock warrants and convertible debt and equity securities, were not included in diluted weighted average shares outstanding as they were antidilutive.

Stock based compensation

        Palomar follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF 96-18, Palomar records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

        The following tables illustrate the assumptions used and the effect on net income and earnings per share if Palomar had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of Palomar in the years ended December 31, 2003, 2001 and 2002 using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

        The weighted average assumptions used to calculate the SFAS No. 123 pro forma disclosure and the resulting grant date fair values for the years ended December 31, 2003, 2002 and 2001 for Palomar are as follows:

	December 31,
	2003	2002	2001
Risk-free interest rate	3.00%	3.24%	4.46%
Expected dividend yield	—	—	—
Expected lives	4 years	4 years	4 years
Expected volatility	111%	111%	114%
Grant date fair value of options granted during the period	$3.96	$0.68	$0.80

Pro Forma Disclosure The pro forma effect on Palomar of applying SFAS No. 123 for all options and warrants to purchase common stock of Palomar would be as follows:

	December 31,
	2003	2002	2001
Net income (loss) , as reported	$3,369,086	$39,113	$(5,470,569)
Add: Stock-based compensation included in reported net
income (loss)	—	18,000	—
Less: Preferred stock dividends	—	(89,836)	(392,267)
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards	(1,081,166)	(1,146,837)	(1,035,821)

Pro forma net income (loss)	$2,287,920	$(1,179,560)	$(6,898,657)

Diluted net income (loss) per share:
As reported	$0.21	$—	$(0.54)
Pro forma	$0.15	$(0.11)	$(0.64)

Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject Palomar to credit risk consist primarily of cash and cash equivalents and accounts receivable. Palomar places its cash and cash equivalents in established financial institutions. Palomar has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Palomar’s trade accounts receivables are primarily from sales to end users and distributors servicing the medical and beauty industry, and reflect a broad domestic and international base. Palomar maintains an allowance for potential credit losses. Palomar’s accounts receivable credit risk is not concentrated within any one geographic area. Palomar has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in Palomar’s accounts receivable.

        Palomar performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the years ended December 31, 2003, 2002 and 2001, Palomar had two customers that accounted for 20%, 35% and 26% of net sales, respectively. At December 31, 2003, 2002 and 2001, these customers accounted for 20%, 27% and 15% of trade receivables outstanding, respectively.

Disclosures About Fair Value of Financial Instruments

        SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 2003 and 2002, financial instruments consisted principally of cash, cash equivalents, accounts receivable and accounts payable and debt. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2003 and 2002. Fair values have been determined through information obtained from market sources and management estimates.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

        In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(iv)	Special purpose entities (“SPEs”) created prior to February 1, 2003. Palomar must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(v)	Non-SPEs created prior to February 1, 2003. Palomar is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(vi)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. Palomar is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

        The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on Palomar’s financial statements. Palomar is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

(2) Segment and Geographic Information

        In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Palomar’s chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, Palomar has viewed its operations and manages its business as principally one segment, medical and cosmetic products and services, and Palomar’s long-lived assets are located in one facility in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to Palomar’s principal operating segment.

        The following table represents percentages of product revenue by geographic destination for 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
United States	51%	46%	46%
Japan	20	35	26
Canada	9	7	8
Europe	8	4	1
Australia	5	4	10
Asia/Pacific	5	3	9
South and Central America	2	1	—

Total	100%	100%	100%

-38-

(3) Research and Development Arrangement

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, Palomar further amended this agreement to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions in the relevant fields. Under the terms of this agreement, Palomar paid Massachusetts General Hospital $475,000 on an annual basis for clinical research through August 2004.

(4) Income Taxes

        Palomar provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

        The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

	December 31,
	2003	2002	2001
Federal:
Current	$(418,155)	$—	$—
Deferred	(300,000)	—	—

	(718,155)	—	—
State:
Current	61,634	—	—
Deferred	—	—	(422,000)

	61,634	—	(422,000)

Total	$(656,521)	$—	$(422,000)

A reconciliation of the federal statutory rate to Palomar’s effective tax rate is as follows:

	December 31,
	2003	2002	2001
Income tax provision (benefit) at federal statutory rate	34.0%	34.0%	(34.0%)
Increase (decrease) in tax resulting from-
State income taxes, net of federal benefit	1.5%	—	(7.2%)
Change in valuation allowance, net operating loss utilization	(51.8%)	(34.0%)	34.0%
Reduction in tax reserves	(11.1%)	—	—
Other	3.2%	—	—

Benefit for income taxes	(24.2%)	—%	(7.2%)

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

	2003	2002
Net operating loss carry forwards	$41,222,000	$39,892,000
Nondeductible accruals	446,000	1,361,000
Nondeductible reserves	1,762,000	1,257,000
Tax credits	2,145,000	1,993,000

Deferred tax assets	45,575,000	44,503,000

Valuation allowance	(45,575,000)	(44,503,000)

	$—	$—

-39-

        At December 31, 2003, Palomar had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carry forwards and tax credit carry forwards of approximately $109 million and $2.1 million, respectively, to be used to offset future taxable income. These net operating loss carry forwards will expire through 2023. A portion of Palomar’s net operating losses were created by the excess tax benefits associated with stock options and will be realized through increases to stockholders equity when utilized. A portion of Palomar’s losses may be limited to changes in ownership, as defined by the Internal Revenue Code. Under SFAS No. 109, Palomar can only recognize a deferred tax asset for future benefit of its tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. In determining the realizability of these assets, Palomar considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.

        During the year ended December 31, 2003, Palomar recognized a tax benefit of $470,000, which is associated with the recovery of carry back operating losses paid in prior years pursuant to the Economic Stimulus package of 2002.

        Palomar has previously recorded reserves for taxes that may become payable as a result of federal and state audits. Palomar establishes reserves based on managements assessment of permanent tax differences. Palomar has periodically recorded a reduction in the tax reserves as a result of the closing of certain statutory periods for assessing tax.

(5) 401(k) Plan

        Palomar has a 401(k) Plan, which covers substantially all employees who have attained the age of 18 and are employed for at least a three-month period. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, subject to restrictions defined by the Internal Revenue Service. At Palomar’s discretion, Palomar may make a matching contribution in cash or Palomar’s common stock up to 50% of all employee contributions in each plan year. Palomar contributions vest over a three-year period from date of hire.

        During 2003, 2002 and 2001, Palomar matched in Palomar stock 50% of all employee contributions by issuing 184,109, 148,855 and 119,948 shares of stock, respectively, to the 401(k) Plan in satisfaction of its employer match for the 2002, 2001 and 2000 employee contributions. For the year ended December 31, 2003, Palomar has accrued $215,000 for the 2003 match. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2003, 351,085 shares of common stock remained available for issuance there under.

        During January 2003, Palomar issued 38,819 shares for the 401(k) Plan in satisfaction of its employer match for 2003.

(6) Accrued Liabilities

        At December 31, 2003 and 2002, accrued liabilities consisted of the following:

	December 31,
	2003	2002
Payroll and employee benefits	$1,464,070	$781,192
Commissions	1,018,677	566,628
Royalties	687,398	1,821,311
Warranty	584,929	822,219
Other	1,224,822	627,953

Total	$4,979,896	$4,619,303

-40-

(7) Note Payable to Related Party

        On September 28, 2001, Palomar issued a promissory note to a Director for $1,000,000 bearing interest at a rate of 5.5% per annum due upon demand. On March 14, 2003, the director exchanged the $1 million principal balance of the Promissory Note into 293,255 unregistered shares of Palomar’s Common Stock at a price of $3.41 per share. The price was calculated at 110% of Palomar’s Common Stock trailing ten-day average closing price of $3.10 per share.

(8) Commitments and Contingencies

Operating Leases

        Palomar has entered into an operating lease for its corporate office, research facility, and manufacturing operation. This lease has a monthly rent associated with it of approximately $75,000 per month, which is adjusted annually for certain other costs, such as inflation, taxes and utilities, and expires in August 2009.

        Future minimum payments under Palomar’s operating lease at December 31, 2003 are approximately as follows:

Years Ended December 31,
2004	$885,000
2005	949,000
2006	949,000
2007	949,000
2008	949,000
Thereafter	713,000

$5,394,000

        Palomar incurred rent expense of $ 948,000, 942,000 and $870,000 for the years ended December 31, 2003, 2002 and 2001, respectively. This rental expense was offset by $166,000, $168,000 and $140,000 in 2003, 2002 and 2001, respectively, from a tenant subleasing from Palomar approximately 4,000 square feet of Palomar’s facility. As of January 31, 2004, the tenant’s sublease was terminated and Palomar began utilizing this 4,000 square feet.

Royalties

        Palomar is required to pay a royalty under a license agreement with Massachusetts General Hospital (see Note 3). For the years ended December 31, 2003, 2002 and 2001, approximately $896,000, $1,921,000 and $2,572,000 of royalty expense, respectively, was incurred under this agreement.

Litigation

        Palomar is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against Palomar that management believes could have a material adverse effect on Palomar’s consolidated financial position.

        Palomar is the exclusive licensee of U.S. Patent Nos. 5,595,568 and 5,735,844 (“the ‘568 and ‘844 patents”) from The Massachusetts General Hospital Corporation. Pursuant to a Patent License Agreement dated December 7, 1998, Lumenis paid Palomar a 7.5% royalty on net sales of the LightSheer diode laser system. As of the quarter ended September 30, 2002, Palomar received approximately $3.6 million dollars in cumulative royalties from Lumenis for sales of the LightSheer system. On October 24, 2002, Lumenis told Palomar that it would no longer pay royalties for sales of the LightSheer system and filed a complaint in the United States District Court for the Northern District of California seeking a declaratory judgment that the ‘568 and ‘844 patents are invalid and/or unenforceable and not infringed by any Lumenis products. Palomar believes that Lumenis’ claims are without merit, and on October 29, 2002, Palomar filed a complaint in the Middlesex County Superior Court in Massachusetts against Lumenis for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Massachusetts General Laws Chapter 93A. Palomar has also answered Lumenis’ Federal Court complaint in California with similar counter claims. On February 14, 2003, Palomar terminated the Patent License Agreement and added counter claims of patent infringement to Lumenis’ Federal Court complaint in California. The Massachusetts state court action has been stayed pending the outcome of the Federal Court action. A claim construction hearing (often referred to as a Markman hearing) is scheduled for March 29, 2004. Following a Markman hearing, a judge will rule on the meaning of disputed claim terms, that is, the judge will construe the disputed claim terms.

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844 (“the ‘844 patent”), which is exclusively licensed to Palomar by Massachusetts General Hospital. Massachusetts General Hospital has been added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the ‘844 patent is unenforceable due to inequitable conduct. Palomar and Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and it will have a considerable impact on the case as it proceeds toward trial. A trial date has not yet been set.

Employment Agreements

        Palomar has two-year employment agreements with certain officers. These employment agreements automatically renew for successive two-year periods absent notice of non-renewal by either party. In the event of termination by Palomar without cause, non-renewal by Palomar or termination by Palomar for good reason without a change in control, these employment agreements provide two year’s salary as then in effect, in addition to any earned incentive compensation, and continued benefits and insurance payments for two years. The agreements further provide that in the event of termination by reason of death, beneficiaries receive the officer’s base salary for one year following death (plus any pro rata bonus to which the officer would have been entitled). In the event of termination due to a change in control of Palomar, the agreements provide three times the annual salary as then in effect (plus any bonus to which the officer would have been entitled) and the continuation of benefits and insurance payments for two years.

(9) Stockholders’ Equity

Common Stock

        During 1998, Palomar sold 1,457,142 shares of common stock to a group of investors for $10,200,000. In addition, Palomar issued callable warrants with a three-year term to these investors to purchase 1,457,142 shares of common stock at an exercise price of $21.00 per share, all of which are expired at December 31, 2003. Under the terms of this private placement, Palomar is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in Palomar as long as the investors continue to hold their common stock in their name at Palomar’s transfer agent. During 2003, 2002 and 2001, Palomar paid $203,750, $247,500 and $251,875 respectively, related to this fee. These amounts have been charged to additional paid-in capital.

        During 2002, in connection with the settlement of litigation relating to Varljen v. H.J. Meyers, Inc., et. al., Palomar delivered the balance of 358,547 shares of Palomar’s common stock owed under the settlement agreement.

        On March 14, 2003, Palomar completed a private placement with Craig Drill Capital, a private investment firm based in New York City, for the purchase of 1 million unregistered shares of Palomar’s common stock with no registration rights at a price of $3.41 per share for an aggregate subscription price of $3.4 million. The price was calculated at 110% of Palomar’s common stock trailing ten-day average closing price of $3.10 per share.

Preferred Stock

        Palomar’s Amended and Restated Certificate of Incorporation provides for, and the Board of Directors and stockholders authorized, 1,500,000 shares of $0.01 par value preferred stock. Palomar has designated 100,000 shares as Series A Participating Cumulative Preferred Stock (“Series A”) in connection with the Rights Agreement discussed below. No shares of Series A have been issued. However, upon issuance the Series A will be entitled to vote, receive dividends, and have liquidation rights. The remaining authorized preferred stock is undesignated and the Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders.

        The Series F redeemable convertible preferred stock (“Series F Preferred”), together with any accrued but unpaid dividends, was convertible into common stock at 80% of the average closing bid price for the 10 trading days preceding the conversion date, but in no event less than $21.00 or more than $112.00. The conversion price for the Series F Preferred was adjustable for certain dilutive events, as defined. The Series F Preferred was redeemable under certain conditions at Palomar’s option, at an amount equal to the amount of liquidation preference determined as of the applicable redemption date. The Series F Preferred had a liquidation preference equal to $1,000 per share of redeemable convertible preferred stock, plus accrued but unpaid dividends and accrued but unpaid interest. The Series F Preferred stockholders did not have any voting rights except on matters affecting the Series F Preferred. Dividends were payable quarterly at 8% per annum in arrears. Dividends not paid on the payment date, whether or not such dividends have been declared; bore interest at the rate of 10% per annum until paid. During 2002, preferred stockholders converted all 6,000 shares of their Series F Preferred Stock including $2,267,553 of accrued dividends and interest into 467,123 shares of Palomar’s common stock.

Rights Agreement

        In April 1999, Palomar adopted a shareholder rights plan (“Rights Plan”). The Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the Rights Plan, the Board of Directors declared a dividend distribution of Series A right for each share of common stock outstanding until the rights become exercisable. Each right entitles the registered holder to purchase from Palomar one one-thousandth (1/1000th) of a share of Series A for $8, adjusted for certain events. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of Palomar’s common stock or announces a tender or exchange offer for 15% or more of Palomar’s common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of one one-thousandths (1/1000ths) of Series A shares equivalent to the number of common shares of Palomar’s common stock, which have a market value of twice the purchase price of the right. In the event that the Palomar is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the $8 per share exercise price. The rights will not be exercisable until certain events occur. The Board of Directors may elect to terminate the rights under certain circumstances.

(10) Stock Option Plans and Warrants

Stock Options

        Palomar has several Stock Option Plans (the “Plans”) that provide for the issuance of a maximum of 4,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”) or nonqualified stock options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Palomar stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the board of directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The board of directors, in its discretion, may convert the optionee’s ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

The following table summarizes all stock option activity of Palomar for the years ended December 31, 2001, 2002 and 2003:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,760,785	$1.38-$10.50	$2.57
Granted	1,996,100	1.00-2.68	1.04
Canceled	(220,421)	1.00-10.50	2.09

Outstanding, December 31, 2001	3,536,464	1.00-10.50	1.74
Granted	745,000	0.90-0.99	0.91
Canceled	(120,622)	1.00-10.50	1.81

Outstanding, December 31, 2002	4,160,842	0.90-10.50	1.58
Granted	485,000	1.51-10.59	5.30
Exercised	(1,416,915)	0.90-3.1875	1.26
Canceled	(102,240)	0.90-10.50	1.72

Outstanding, December 31, 2003	3,126,687	$0.90-$10.59	$2.30

Exercisable, December 31, 2001	955,929	$1.38-$10.50	$2.84

Exercisable, December 31, 2002	1,871,191	$1.00-$10.50	$2.14

Exercisable, December 31, 2003	1,923,550	$0.90-$5.06	$2.04

Available for future issuances under the Plans as of
December 31, 2003	61,051

The ranges of exercise prices for options outstanding and options exercisable at December 31, 2003 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90-$1.00	1,414,148	7.44 years	$0.98	710,509	$0.98
1.42-2.07	578,166	6.24 years	1.95	544,000	1.97
2.19-3.19	649,873	5.56 years	3.13	639,041	3.14
4.08-5.22	383,500	9.26 years	4.97	30,000	5.05
6.22-8.23	86,000	9.78 years	6.84	0	0
10.24-10.59	15,000	9.98 years	10.44	0	0

$0.90-$10.59	3,126,687	7.13 years	$2.30	1,923,550	$2.04

Warrants The following table summarizes all warrant activity of Palomar for the years ended December 31, 2001, 2002 and 2003:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2000	2,571,559	$1.97-$105.00	$25.23
Canceled	(612,868)	10.50-105.00	51.75

Outstanding, December 31, 2001	1,958,691	1.97-21.00	16.93

Outstanding, December 31, 2002	1,958,691	1.97-21.00	16.93
Exercised	(225,000)	3.50	3.50
Canceled	(1,515,691)	10.50-21.00	20.95

Outstanding, December 31, 2003	218,000	$1.97-$3.50	$2.85

Exercisable, December 31, 2001	1,905,359	$1.97-$21.00	$17.34

Exercisable, December 31, 2002	1,932,027	$1.97-$21.00	$17.14

Exercisable, December 31, 2003	218,000	$1.97-$3.50	$2.85

-44-

The ranges of exercise prices for warrants outstanding and exercisable at December 31, 2003 are as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.97	60,000	6.08 years	$1.97	60,000	$1.97
2.81-3.50	158,000	4.71 years	3.19	158,000	3.19

$1.97-$3.50	218,000	5.09 years	$2.85	218,000	$2.85

Reserved Shares At December 31, 2003, the Company has reserved shares of its common stock for the following:

Warrants	218,000
Stock option plans	3,187,738
Employee stock purchase plan	312,258
Employee 401(k) plan	351,085

Total	4,069,081

Employee Stock Purchase Plan

        Under the terms of the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the “Purchase Plan”), all employees are eligible to purchase Palomar’s common stock at an exercise price equal to 85% of the fair market value of the common stock with a look back provision of three months. During the years ended December 31, 2003, 2002 and 2001, employees purchased 22,422, 37,819 and 70,856 shares, respectively, of Palomar’s common stock for approximately $38,000, $30,000 and $86,000, respectively, pursuant to the Purchase Plan. At December 31, 2003, 312,258 shares are available for future issuance under the Purchase Plan.

(11) Quarterly Results of Operations (Unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2002 and 2003 (in thousands, except per share data).

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$4,242	$6,356	$7,354	$7,466
Cost and expenses	5,026	6,234	7,228	7,071
Net income (loss)	(737)	219	119	438
Net income (loss) per share:
Basic	$(0.08)	$0.02	$0.01	$0.04
Diluted	$(0.08)	$0.02	$0.01	$0.04

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$6,842	$8,672	$9,182	$10,077
Cost and expenses	6,533	8,051	8,569	9,011
Net income	358	1,069	904	1,038
Net income per share:
Basic	$0.03	$0.08	$0.07	$0.07
Diluted	$0.03	$0.07	$0.05	$0.06

-45-

(12) Development and License Agreement with Gillette

        Effective as of February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. The agreement provides for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months.

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

        Commencing 12 months after the $10 million development completion payment, Gillette will be obligated to pay Palomar annual collaboration payments of $10 million for as long as Gillette elects to have Palomar work exclusively with Gillette.

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

        In addition to the amounts to be paid by Gillette to Palomar in connection with jointly developed products, Gillette is required to make certain lump sum and net sales based payments to Palomar in the event that Gillette launches independent light-based female hair removal products. Gillette also receives the right to enter into a separate agreement with Palomar for the development and commercialization of home-use, light-based hair removal devices for men. (See exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

(13) Subsequent Event

        On February 18, 2004, Palomar announced that it was awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The project is scheduled to last for nineteen months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

Item 9A. Controls and Procedures

        Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

        During the fourth quarter of fiscal 2003, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2004 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2003. We incorporate that information in this annual report by reference to our 2004 proxy statement.

Item 10. Directors and Executive Officers of the Registrant.

        We incorporate information required by this item by reference to the sections captioned “Executive Officers”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 annual proxy statement.

Item 11. Executive Compensation.

        We incorporate the information required by this item by reference to the section captioned “Executive Officer Compensation” in our 2004 annual proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information required by this item by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Disclosure” in our 2004 annual proxy statement.

Item 13. Certain Relationships and Related Transactions.

        We incorporate the information required by this item by reference to the section captioned “Certain Relationships and Related Transactions” in our 2004 annual proxy statement.

Item 14. Principal Accountant Fees and Services.

        We incorporate the information required by this item by reference to the section captioned “Independent Auditor Fees” in our 2004 annual proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements, Schedules and Exhibits. The following Consolidated Financial Statements of Palomar and its subsidiaries are filed as part of this report on Form 10-K:

Page

Report of Independent Auditors	27

Report of Independent Public Accountants	28

Consolidated Balance Sheets - December 31, 2003 and 2002	29

Consolidated Statements of Operations - Years ended December 31, 2003, 2002
and 2001	30

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2003,
2002 and 2001	31

Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002
and 2001	32

Notes to Consolidated Financial Statements	33

(b) Reports on Form 8-K. On October 23, 2003, we filed a current report on Form 8-K, which reported our financial results for our fiscal quarter ended September 30, 2003 under Item 5.

(c) Exhibits

        We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington in the Commonwealth of Massachusetts on March 17, 2004.

PALOMAR MEDICAL TECHNOLOGIES, INC. By: /s/ Paul S. Weiner —————————————— Paul S. Weiner Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints Paul S. Weiner and Joseph P. Caruso, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Louis P. Valente —————————————— Louis P. Valente	Chairman of the Board of Directors	March 17, 2004

/s/ Joseph P. Caruso —————————————— Joseph P. Caruso	President, Chief Executive Officer and Director	March 17, 2004

/s/ Paul S. Weiner —————————————— Paul S. Weiner	Chief Financial Officer	March 17, 2004

/s/ Nicholas P. Economou —————————————— Nicholas P. Economou	Director	March 17, 2004

/s/ A. Neil Pappalardo —————————————— A. Neil Pappalardo	Director	March 17, 2004

/s/ James G. Martin —————————————— James G. Martin	Director	March 17, 2004

/s/ Jeanne Cohane —————————————— Jeanne Cohane	Director	March 17, 2004

/s/ Jay Delahanty —————————————— Jay Delahanty	Director	March 17, 2004

-49-

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 1999, and incorporated herein by reference)
3.2	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-70391), and incorporated herein by reference)
3.3	Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 16, 1999, and incorporated herein by reference)
3.4	Certificate of Amendment of Certificate of Incorporation
4.1	Specimen certificate for common stock (filed as Exhibit 4.1 to our Annual Report on Form 10-K/A for the year ended December 31, 1996, and incorporated herein by reference)
4.2	Form of Rights Certificate (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on April 21, 1999, and incorporated herein by reference)
+10.1	Second Amended 1991 Stock Option Plan (filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
+10.2	Second Amended 1993 Stock Option Plan (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
+10.3	Second Amended 1995 Stock Option Plan (filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
+10.4	Second Amended 1996 Stock Option Plan (filed as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
+10.5	Third Amended 1996 Employee Stock Purchase Plan (filed as Exhibit 4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
10.6	Form of Company Warrant to Purchase Common Stock (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (Registration No. 333-55821), and incorporated herein by reference)
+10.7	1998 Incentive and Non-qualified Stock Option Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (Registration No. 333-55821), and incorporated herein by reference)
10.8	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts, dated June 17, 1999 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
10.9	License Agreement between Palomar and Massachusetts General Hospital, dated August 18, 1995 (filed as Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.10	First Amendment to License Agreement between Palomar and Massachusetts General Hospital dated August 18, 1995 (filed as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.11	Second Amendment to License Agreement between Palomar and Massachusetts General Hospital dated August 18, 1995 (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.12	Palomar’s 401(k) Plan (filed as Exhibit 99(h) to our Registration Statement on Form S-8 (Registration No. 333-97710), and incorporated herein by reference)
*10.13	Redacted Third and Fourth Amendments to License Agreement between Palomar and Massachusetts General Hospital dated August 18, 1995 (filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)
*10.14	The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 19, 2003, and incorporated herein by reference)
10.15	Rights Agreement with American Stock Transfer and Trust Company dated April 20, 1999 (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on April 21, 1999, and incorporated herein by reference)
10.16	Employment Agreement, dated July 1, 2001, between Palomar and Louis P. Valente
10.17	Employment Agreement, dated July 1, 2001, between Palomar and Joseph P. Caruso

-50-

10.18	Employment Agreement, dated July 1, 2001, between Palomar and Paul S. Weiner
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
23.2	Notice regarding Arthur Andersen LLP (filed as Exhibit 16 on Form 8-K, filed with the SEC on July 8, 2002, and incorporated herein by reference)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

+	Management contract or compensatory plan or arrangement.
*	Filed under application for confidential treatment.

-51-