Form 10-Q
period 2004-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2004-05-11
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

Commission file number 0-22340

Palomar Medical Technologies, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	04-3128178
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

82 Cambridge Street, Burlington, Massachusetts	01803-4107
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2004
Common Stock, $.01 par value	15,668,548

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents
i

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$ 12,959,487	$ 10,558,946
Accounts receivable, net of allowance of $790,453 and $862,114, respectively	6,349,053	6,637,246
Inventories	4,169,049	3,385,316
Other current assets	671,190	384,785

Total current assets	24,148,779	20,966,293

Property and equipment, net	651,923	582,898

Other assets	111,074	111,074

Total Assets	$ 24,911,776	$ 21,660,265

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 632,996	$ 655,923
Accrued liabilities	4,591,681	4,979,896
Deferred income taxes	1,100,000	1,100,000
Deferred revenue	1,124,832	560,897

Total current liabilities	7,449,509	7,296,716

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 15,527,671 and 14,554,407 shares, respectively	155,277	145,544
Additional paid-in capital	170,197,584	168,267,820
Accumulated deficit	(152,890,594)	(154,049,815)

Total stockholders' equity	17,462,267	14,363,549

Total liabilities and stockholders’ equity	$ 24,911,776	$ 21,660,265

The accompanying notes are an integral part of these consolidated financial statements -1-

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product revenues	$9,627,115	$6,105,844
Royalty revenues	193,278	235,848
Funded product development revenues	1,013,464	500,000

Total revenues	10,833,857	6,841,692

Costs and expenses:
Cost of product revenues	3,418,513	2,650,811
Cost of royalty revenues	77,311	94,339
Research and development	2,539,163	1,400,672
Selling and marketing	2,681,110	1,545,749
General and administrative	1,087,329	841,543

Total costs and expenses	9,803,426	6,533,114

Income from operations	1,030,431	308,578

Interest income	28,759	15,221
Interest expense	(1,521)	(23,776)
Other income	143,067	58,333

Income from operations	1,200,736	358,356

Provision for income taxes	41,515	--

Net income	$1,159,221	$358,356

Net income per share:
Basic	$0.08	$0.03

Diluted	$0.07	$0.03

Weighted average number of shares outstanding:
Basic	15,063,754	11,889,899

Diluted	17,352,236	13,310,641

The accompanying notes are an integral part of these consolidated financial statements -2-

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock				Total
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2003	14,554,407	$145,544	$168,267,820	$(154,049,815)	$14,363,549
Net income	--	--	--	1,159,221	1,159,221
Issuance of stock for employee stock purchase plan	3,109	31	16,380	--	16,411
Issuance of stock for 2003 employer 401(k) matching contribution	38,819	389	213,514	--	213,903
Costs incurred related to the issuance of common stock	--	--	(21,875)	--	(21,875)
Tax benefit from the exercise of stock options	--	--	24,015	--	24,015
Exercise of stock options	893,336	8,933	1,575,266	--	1,584,199
Exercise of warrants	38,000	380	122,464	--	122,844

Balance, March 31, 2004	15,527,671	$155,277	$170,197,584	$(152,890,594)	$17,462,267

The accompanying notes are an integral part of these consolidated financial statements -3-

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,159,221	$358,356

Adjustments to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	61,238	51,439
Increase (decrease) in accounts receivable allowance	(71,661)	76,260
Tax benefit from the exercise of stock options	24,015	--
Changes in assets and liabilities,
Accounts receivable	359,854	(694,881)
Inventories	(783,733)	134,114
Other current assets	(286,405)	54,614
Accounts payable	(22,927)	(287,656)
Accrued liabilities	(174,312)	(712,435)
Deferred revenue	563,935	(42,104)

Net cash provided by (used in) operating activities	829,225	(1,062,293)

Cash flows from investing activities:
Purchases of property and equipment	(130,263)	(3,000)

Net cash (used in) investing activities	(130,263)	(3,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options, warrants and employee stock purchase plan	1,723,454	204,548
Costs incurred related to issuance of common stock	(21,875)	(59,375)
Proceeds from sale of common stock	--	3,410,000

Net cash provided by financing activities	1,701,579	3,555,173

Net increase in cash and cash equivalents	2,400,541	2,489,880
Cash and cash equivalents, beginning of the period	10,558,946	4,450,076

Cash and cash equivalents, end of the period	$12,959,487	$6,939,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,521	$11,153

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$213,903	$195,711

Exchange of note payable for common stock	$--	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements -4-

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries ( “Palomar”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with Palomar’s Form 10-K for the year ended December 31, 2003. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

Note 2– Stock based compensation

        Palomar follows the intrinsic value method for Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF 96-18, Palomar records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

        The following table illustrates the effect on net income and earnings per share if Palomar had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of Palomar for the three months ended March 31, 2004 and 2003, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure

        The pro forma effect on Palomar of applying SFAS No. 123 for all options and warrants to purchase common stock of Palomar would be as follows:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,159,221	$358,356
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(300,273)	(361,133)

Pro forma net income (loss)	$858,948	$(2,777)

Net income (loss) per share:
Basic - as reported	$0.08	$0.03

Basic - pro forma	$0.06	$(0.00)

Diluted - as reported	$0.07	$0.03

Diluted - pro forma	$0.05	$(0.00)

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 3 – Cash equivalents

        Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

Note 4 – Inventories

        Inventories are valued at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis or market. At March 31, 2004 and December 31, 2003, inventories consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$2,535,294	$1,842,797
Work-in-process	364,712	375,865
Finished goods	1,269,043	1,166,654

	$4,169,049	$3,385,316

Note 5 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives. At March 31, 2004 and December 31, 2003, property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
Machinery and equipment	$1,106,219	$1,008,960
Furniture and fixtures	1,745,739	1,721,254
Leasehold improvements	265,845	257,326

	3,117,803	2,987,540
Less: accumulated depreciation and
amortization	2,465,880	2,404,642

	$ 651,923	$ 582,898

Note 6 – Warranty costs

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

        The following table reflects the changes in Palomar’s accrued warranty during the three months ended March 31, 2004:

Total (in thousands)
Warranty accrual as of December 31, 2003	$ 585
Plus accruals related to new sales	283
Less: amortization of prior period accruals	(219)

Warranty accrual as of March 31, 2004	$ 649

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 7 – Segment information

        Product revenue from international sources were $3.1 million and $3.6 million for the three months ended March 31, 2004 and 2003, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
United States	68.1%	41.3%
Asia / Pacific / Middle East	10.3%	2.5%
Europe	8.9%	9.2%
Canada	7.7%	12.9%
Japan	3.9%	26.1%
Australia	0.8%	7.2%
South and Central America	0.3%	0.8%

Total	100.0%	100.0%

Note 8 – Net income per common share

        Basic net income per share was determined by dividing net income attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income attributable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method and the assumed conversion of all debt obligations and convertible preferred stock and the elimination of related interest expense and preferred stock dividends.

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2004	2003
Basic weighted average number of shares outstanding	15,063,754	11,889,899

Potential common shares pursuant to stock options and warrants	2,288,482	1,420,742

Diluted weighted average number of shares outstanding	17,352,236	13,310,641

Note 9 – Research and development arrangement with Massachusetts General Hospital

         In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, Palomar further amended this agreement to extend the research agreement for an additional five years, with Palomar agreeing to pay Massachusetts General Hospital $475,000 on an annual basis, and to expand the research beyond photothermal hair removal into the fields of fat removal and acne treatment. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions in the relevant fields. Palomar is in discussions with Massachusetts General Hospital for an extension of this agreement for clinical research beyond August 2004.

Note 10 – Development and license agreement with Gillette

        Effective as of February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. The agreement provides for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

        After launch of the first device for females, Gillette will pay Palomar a percentage of net sales of the device, subject in certain instances to various reductions and offsets. Again, for as long as Gillette elects to have Palomar work exclusively with Gillette, Gillette will continue to be obligated to pay Palomar annual collaboration payments of $10 million, which will be offset against the net sales percentage payments.

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

Note 11 – Research contract with the Department of the Army

         In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. This revenue is included in funded product development revenue in the accompanying statements of operations. Palomar has recognized approximately $261,000 to funded product development revenues during the three months ended March 31, 2004.

Note 12 – Product upgrade rights

        During the quarter ended March 31, 2004, Palomar introduced the StarLux Pulsed Light and Laser System, which is expected to be ready for general release by the end of the second quarter of 2004. In connection with this product introduction, Palomar offered certain customers an upgrade option to trade-in existing products for a new StarLux system for an upgrade fee. Palomar deferred approximately $585,000 of revenue during the quarter ended March 31, 2004 in connection with the upgrade right in accordance with the Emerging Issues Task Force issue No. 00-21.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;
•	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and
•	other risks indicated below under the caption “Cautionary Statements”.

        These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,”“plans,”“expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,”“potential,”“estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Palomar undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 17, 2004. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Critical accounting policies

        The discussion and analysis of the Palomar’s financial condition and results of operations are based upon it’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Palomar to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Palomar evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. Palomar bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of Palomar’s critical accounting policies and the related judgments and estimates affecting the preparation of consolidated financial statements is included in Palomar’s Annual Report on Form 10-K for fiscal year 2003.

Overview

        We are engaged in research, development, manufacturing and sale of proprietary light based systems for hair removal and other cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light based systems for cosmetic treatments through our own research and development as well as through research with our partnerships with Massachusetts General Hospital’s Wellman Laboratories and other centers throughout the world. We are continually developing and testing new indications to further the advancement in cosmetic light based hair removal techniques, fat reduction, acne treatment, Pseudofolliculitis Barbae or PFB and skin rejuvenation.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations.

        Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include but are not limited to the following:

•	Revenues. We derive revenues from products and services relating to our products and from funded product development. These revenues vary based on such factors as demand for our products, the number and size of transactions within the reporting period and the impact of changes in our sales prices. In addition to monitoring the amount of our product and service revenues and total revenues, we also consider revenue concentration by customer and by geographic region to be possible indicators of current and future trends in our business.
•	Cost of revenues and gross margins. We strive to control our cost of revenues. The major items impacting cost of product and service revenues are material costs, personnel and overhead expenses.
•	Operating expenses. Operating expenses are substantially driven by personnel, commissions and overhead expenses. Other significant operating expenses that we monitor include research and development, travel and entertainment, professional fees and facilities and other sales and marketing expenses.
•	Liquidity and cash flows.In recent periods, the primary source of our liquidity is our net income. From period to period, we see fluctuations in various items, including our working capital accounts, capital expenditures, purchases of property and equipment and proceeds from the exercise of employee stock options.
•	Balance sheet. We view cash, working capital, inventory, inventory turns, accounts receivable balances and days sales outstanding as important indicators of our financial health.

        We improved product gross margins by 80% due to a higher margin product mix and the effects of increased sales volume as compared to the same period in 2003. We also strengthened our balance sheet since the end of last year, including increasing our cash position by 23% and increasing stockholders' equity by 22%. The current ratio is now 3.2x, up from 2.9x at the end of 2003, and we have no long-term debt.

        Our reported total revenues for the three months ended March 31, 2004, were $10.8 million, up from $6.8 million for the same period in 2003. Gross profit from product sales increased to $6.2 million (64% of product revenues), up from $3.5 million (57% of product revenues) for the same period in 2003. We also reported net income of $1.2 million, or $0.07 per diluted share, for the three months ended March 31, 2004, versus net income of $358,000, or $0.03 per diluted share, for the same period in 2003.

        Over the last two years, most of our revenue has been from the Lux family of products with their complementary handpieces, which offer a suite of applications to the end user at a lower cost than other competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux system when ready. Additionally, the Lux platform enables Palomar to custom tailor products to fit almost any professional medical office or spa location and provides our customers with the comfort that the system can grow with their practice. We have kept a commitment to continually provide value to customers who invest in our Lux system platform. We believe the Lux family of products are the most affordable and versatile cosmetic light-based systems on the market.

        Our quarterly product revenue has increased as compared to the same period in 2003 as a result of the increased product demand for our Lux family of products. Looking forward, we would expect as our installed base of Lux family of products continues to increase that the demand for replacement handpieces will increase resulting in additional product revenue.

        In February 2004, we introduced the newest addition to the Lux family of products: the StarLux™ Pulsed Light and Laser System. In comparison to other Lux products, the StarLux has increased power, a computer controlled touch screen, instant handpiece recognition, integrated cooling, the ability to operate the Lux Y, LuxG, LuxR, LuxRs, LuxV and the Lux1064™ handpieces. We expect to start commercial shipment of StarLux products at the end of the second quarter of 2004.

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

Recent developments

        On March 18, 2004, our common stock began trading on the Nasdaq National Market System. After meeting all the requirements for listing on the Nasdaq National Market, we upgraded from the Nasdaq Small Cap Market System while retaining the same ticker symbol, PMTI.

        On April 5, 2004, we received clearance from the U.S. Food and Drug Administration (FDA) to market the LuxV™ handpiece for the treatment of acne. The LuxV is a handpiece attachment for use with Palomar’s family of Lux Pulsed Light systems. The LuxV handpiece offers a long-term acne solution by treating the root cause of acne. The LuxV emits pulses of intense light that alter the structure and function of the sebaceous glands to reduce acne lesions without the many side effects common to drugs while offering longer remission times and improved efficacy rates when compared to other treatments. Acne treatment is the most rapidly growing therapeutic category in the dermatology sector and in the U.S. alone; more than $1.4 billion annually is spent on anti-acne medication and treatment.

Results of operations

        The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2004 and 2003, respectively (in thousands, except for percentages):

	Three Months Ended March 31,				Change
	2004		2003		2004 to 2003
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$9,627	89%	$6,106	90%	$3,521	58%
Royalty revenues	193	2%	236	3%	(43)	(18%)
Funded product development revenues	1,014	9%	500	7%	514	103%

Total revenues	10,834	100%	6,842	100%	3,992	58%

Cost and expenses:
Cost of product revenues	3,419	32%	2,651	39%	768	29%
Cost of royalty revenues	77	1%	94	1%	(17)	(18%)
Research & development	2,539	23%	1,401	20%	1,138	81%
Selling & marketing	2,681	25%	1,546	23%	1,135	73%
General & administrative	1,087	10%	841	12%	246	29%

Total costs & expenses	9,803	91%	6,533	95%	3,270	50%

Income from operations	1,031	9%	309	5%	721	233%
Interest income	29	-%	15	-%	14	93%
Interest expense	(2)	-%	(24)	-%	22	92%
Other income	143	1%	58	-%	86	148%

Income before benefit from income taxes	1,201	11%	358	5%	843	235%
Provision for income taxes	(42)	-%	--	-%	(42)	-%

Net income	$1,159	11%	$358	5%	$801	224%

        Product revenues. Increases in unit sales and the average selling prices of the “Lux” family of products were the leading contributor to the increase in product revenues. Sales from the “Lux” family of products, consisting of the MediLux, EsteLux, NeoLux and related additional handpieces, increased by $3.7 million for the three months ended March 31, 2004 in comparison to the same period in 2003. Product revenues were unfavorably impacted by a decrease of $225,000 of sales related to our legacy product, the RD-1200, in comparison to the same period in 2003. Market acceptance of the “Lux” family of products has been increasing since its introduction in September 2001.

        International product revenue was 32% of total product revenue for the three months ended March 31, 2004 in comparison to 59% for the same period in 2003. This decrease as a percentage of revenues in international sales is directly attributed to the increase in domestic product sales and a decrease in sales to Japan.

        During the three months ended March 31, 2004, we deferred approximately $585,000 of revenue relating to an upgrade program offered to selected customers. This upgrade program consists of a purchase of a MediLux Pulsed Light System with an upgrade option to purchase the new StarLux Pulsed Light and Laser System. We expect to start commercial shipment of StarLux products at the end of the second quarter of 2004.

        Royalty revenues. The decrease in royalty revenues for the three months ended March 31, 2004 in comparison to the same period in 2003 is attributed to the termination of the license agreement with Asclepion, one of the Palomar’s licensees in 2003, who had made no sales in the United States and was only paying the minimum required royalties under the license agreement.

        Funded product development revenues. We account for funded product development revenue under the Gillette agreement ratably over the funding period as payments are received. For the three months ended March 31, 2004, we received from Gillette $752,000 to fund development. To date, Palomar has received from Gillette approximately $3.4 million to fund development. Any amounts received in advance are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        For the cost reimbursement contract with a fixed fee awarded by the Department of the Army, we earn a fixed fee of 8% as costs are incurred or services are provided. The total value of the contract is $2.5 million. As of March 31, 2004, we billed the Department of the Army for approximately $242,000 plus a fixed fee of $19,000 totaling approximately $261,000.

        Cost of product revenues. The cost of product revenues decreased as a percentage of product revenue to 32% for the three months ended March 31, 2004 from 39% during the same period in 2003. This cost decreased as a percentage of product revenue primarily as a result of lower manufacturing costs associated with the “Lux” product lines. In addition, the increased sales volume and increased average selling prices of the Lux family of products has improved the absorption of manufacturing overhead at our manufacturing facility for each product line.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% for both periods. The decrease in the cost of royalty revenues is attributed to the termination of the license agreement with Aesclepion, one of Palomar’s licensees in 2003, who had made no sales in the United States and was only paying the minimum required royalties under the license agreement.

        Research and development expense. The increase in both dollars and as a percentage of revenue in research and development expense is a direct result of our spending related to the Gillette agreement, other expenses related to the Department of the Army contract, legal costs related to our increasing patent portfolio, our continued commitment to introducing new platforms and enhancing our current family of products.

        For the three months ended March 31, 2004 expenses relating to the Gillette agreement have increased by approximately $495,000 as compared to the same period in 2003. This increase in expenses relating to the Gillette agreement is directly attributed to Palomar incurring additional payroll and payroll related expenses as well as additional development costs.

        Expenses relating to the Army contract, which began in February of 2004, totaled approximately $242,000. The project is scheduled to last for nineteen months.

        For the three months ended March 31, 2004, legal expenses relating to the prosecution of new patents increased by approximately $90,000 in comparison to the same period in 2003. Palomar is committed to expanding its intellectual property rights necessary to protect discoveries made through its investment in research and development. Expenses relating to the introduction of new products such as the StarLux, enhancements made to Palomar’s current family of products and research and development overhead increased by approximately $311,000 in comparison to the same period in 2003.

        The spending on research and development reflects Palomar’s commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal, pigmented and vascular lesion removal and acne treatment are to design systems that: (1) permit effective treatment and more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, we are developing products to address other dermatology and cosmetic conditions, including the fields of fat reduction, acne treatment and skin rejuvenation.

        Selling and marketing expense. The increase in selling and marketing expenses is directly associated with an increase in commissions of approximately $216,000, an increase of $655,000 in costs related to the doubling of our domestic sales force in October 2003, which includes salaries and wages, travel, demonstration materials and insurance increases, an increase of $189,000 in marketing and advertising costs and an increase in costs relating to tradeshows of approximately $75,000. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion.

        General and administrative expense. The increase in general and administrative expense is mainly attributed to increases to incentive compensation of $166,000, related to our incentive compensation plan of 2004, as well as additional rental expenses of approximately $80,000. As of January 2004, Palomar terminated the sub-lease granted to a third party of approximately 4,000 square feet to allow Palomar to expand into this area and better maximize its manufacturing capabilities. In the past, rental income from the sub-lease was being offset to rental expense. As a result of terminating the sub-lease, Palomar incurred an increase in rental expense of approximately $42,000. Additionally, Palomar incurred an additional rental expense of approximately $38,000 relating to a one time charge from an increase in lease operating expenses.

        Interest income. Interest income increased due to higher levels of excess cash on hand for the three months ended March 31, 2004 in comparison to the same period in 2003.

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

        Provision for income taxes. We provided approximately a 4% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2004. We recorded no tax provision in 2003 as we were able to fully offset minimum taxes with net operating loss carryforwards. We have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000’s omitted except in current ratio calculation):

	Three months ended March 31,		Change 2004 to 2003
	2004	2003	Dollars	%

Operating cash flows	$829	$(1,062)	$1,891	178%
Investing cash flows	(130)	(3)	(127)	*
Financing cash flows	1,702	3,555	(1,853)	(52%)

Capital expenditures, net	$130	$3	$127	*

	March 31, 2004	December 31, 2003	Dollars	%
Cash and cash equivalents	$12,959	$10,559	$2,400	23%
Accounts receivable, net	6,349	6,637	288	(4%)
Inventories, net	4,169	3,385	784	23%
Working capital	16,699	13,670	3,029	22%
Current ratio	3.24	2.87	0.37	13%
* These percentages are not meaningful to the understanding of our financial condition and results of operations.

        As of March 31, 2004, we had $13.0 million in cash and cash equivalents. The sales of our current products and future products will be critical to our future liquidity. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. At March 31, 2004, we had no long-term debt.

        Operating cash flows in the three months ended March 31, 2004 amounted to $829,225 compared to cash used in operating activities of $1,062,293 for the same period in 2003. This increase primarily reflects the increase of net profits with a decrease in accounts receivable. Net cash used in investing activities totaled $130,263 for the three months ended March 31, 2004 compared to $3,000 for the same period in 2003. These amounts reflect cash used in the purchases of capital equipment. Cash provided by financing activities totaled $1,701,579 for the three months ended March 321, 2004 compared to $3,555,173 for the same period in 2003. These increases were a result of sales of common stock, and exercises of stock options and purchases of common stock pursuant to the employee stock purchase plan offset by costs related to the issuance of common stock.

        We anticipate that capital expenditures for the remainder of 2004 will total approximately $400,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        On February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to Palomar over approximately the first 30 months of the agreement. For the three months ended March 31, 2004, Palomar received from Gillette $752,000 to fund development. To date, Palomar has received from Gillette approximately $3.4 million to fund development. Any amounts received in advance are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. This revenue is included in funded development revenue in the accompanying statements of operations. As of March 31, 2004, Palomar has billed the Department of the Army for approximately $242,000 plus a fixed fee of $19,000 totaling approximately $261,000. This contract began on February 18, 2004 and is scheduled to last for nineteen months.

Contractual obligations

        It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to inventory purchase commitments and operating lease commitments, as disclosed in the table of contractual obligations below. In addition, it is not our normal policy to issue guarantees to third parties.

        In August 1995, we entered into an agreement with Massachusetts General Hospital whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, we further amended this agreement to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. We have the right to exclusively license, on royalty terms to be negotiated, the Palomar-funded inventions in the relevant fields. Under the terms of this agreement, we have paid Massachusetts General Hospital $475,000 on an annual basis for clinical research through August 2004. Palomar is in discussions with Massachusetts General Hospital for an extension of this agreement for clinical research beyond August 2004. We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby Palomar is obligated to pay royalties to Massachusetts General Hospital. Royalty expense in 2004 totaled approximately $347,000.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        The following table summarizes our estimated contractual cash obligations as of March 31, 2004, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (000’s omitted):

	Remainder of 2004	2005	2006	2007	2008	Thereafter
Purchase commitments	$2,672	$ --	$ --	$ --	$ --	$ --
Operating leases	669	949	949	949	949	712

Total	$3,341	$949	$949	$949	$949	$712

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

        All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. The types of medical devices that we seek to market in the U.S. generally must receive either "510(k) clearance" or "PMA approval" in advance from the U.S. Food and Drug Administration (FDA) pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market and our failure to do so could adversely affect our ability to sell our products.

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

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation ("QSR"), which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as fines, injunctions, and civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of our production, refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted or criminal prosecution

Failure to manage our relationships with third party researchers effectively may limit our access to new technology, increase the cost of licensing new technology, and divert management attention from our core business.

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

Our proprietary technology has only limited protections which may not prevent competitors from copying our new developments. This may impair our ability to compete effectively, and we may expend significant resources enforcing our intellectual property rights to prevent such copying

        Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, licenses and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and third parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which do not infringe our patents.

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

        Our Second Restated Certificate of Incorporation and our By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to our Secretary advance notice of director nominations and business to be brought by such stockholder before any annual or special meeting of stockholders, as well as certain information regarding such nomination and/or business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. They also provide that a special meeting of stockholders may be called only by the affirmative vote of a majority of the board of directors. These provisions could delay any stockholder actions that are favored by the holders of a majority of our outstanding stock until the next stockholders’ meeting. In addition, the board of directors is authorized to issue shares of our common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of us. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or management of us, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price. In April 1999, we adopted a shareholder rights plan (“Rights Plan”). The Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the Rights Plan, the Board of Directors declared a dividend distribution of Series A right for each share of common stock outstanding until the rights become exercisable. (See exhibit 10.15, “Rights Agreement with American Stock Transfer and Trust Company dated April 21, 1999”)

We may not be able to successfully collect licensing royalties.

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

        Our quarterly revenue and operating results are difficult to predict and may swing sharply from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for many reasons, some of which are outside of our control. For example, many factors are related to market supply and demand, including potential increases in the level and intensity of price competition between our competitors and us, potential decrease in demand for our products and possible delays in market acceptance of our new products. Other factors are related to our customers and include changes in or extensions of our customers' budgeting and purchasing cycles and changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors. Factors related to our operations may also cause quarterly revenue or operating results to fall below expectations, including absence of significant product backlogs, our effectiveness in our manufacturing process, unsatisfactory performance of our distribution channels, service providers, or customer support organizations, and timing of any acquisitions and related costs.

We face risks associated with product warranties.

        We could incur substantial costs as a result of product failures for which we are responsible under warranty obligations.

Because we derive a significant amount of our revenue from international sales, we are susceptible to currency fluctuations, long payment cycles, credit risks and other risks associated with conducting business overseas.

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

We face risks associated with Section 11 (a)(4) Securities Act of 1933.

        Prior to June 28, 2002, Arthur Andersen LLP served as our independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen ceased practicing before the SEC by August 31, 2002. On June 28, 2002, we dismissed Arthur Andersen and retained Ernst & Young LLP as its independent auditors for its fiscal year ended December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to our inclusion of Arthur Andersen's audit report in those filings. Since Arthur Andersen no longer practices public accounting, we will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of our ability to obtain Arthur Andersen's consent.

Item 3.        Quantitative and qualitative disclosures about market risk

        Our primary market risk exposures are in the areas of interest rate risk. Our investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the short-term nature of these investments.

-22-
Item 4. Controls and procedures
(a)	Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of March 31, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other information

Item 1.        Legal proceedings

        Palomar is the exclusive licensee of U.S. Patent Nos. 5,595,568 and 5,735,844 from The Massachusetts General Hospital Corporation. Pursuant to a Patent License Agreement dated December 7, 1998, Lumenis paid Palomar a 7.5% royalty on net sales of the LightSheer diode laser system. As of the quarter ended September 30, 2002, Palomar received approximately $3.6 million dollars in cumulative royalties from Lumenis for sales of the LightSheer system. On October 24, 2002, Lumenis told Palomar that it would no longer pay royalties for sales of the LightSheer system and filed a complaint in the United States District Court for the Northern District of California seeking a declaratory judgment that the patents are invalid and/or unenforceable and not infringed by any Lumenis products. Palomar believes that Lumenis’ claims are without merit, and on October 29, 2002, Palomar filed a complaint in the Middlesex County Superior Court in Massachusetts against Lumenis for breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of Massachusetts General Laws Chapter 93A. Palomar has also answered Lumenis’ federal court complaint in California with similar counter claims. On February 14, 2003, Palomar terminated the Patent License Agreement and added counter claims of patent infringement to Lumenis’ Federal Court complaint in California. The Massachusetts state court action has been stayed pending the outcome of the Federal Court action. A claim construction hearing (often referred to as a Markman hearing) was held March 29, 2004. Following a Markman hearing, a judge will rule on the meaning of disputed claim terms (often referred to as a Markman ruling), that is, the judge will construe the disputed claim terms. On April 20, 2004, the Judge issued his Markman ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. A trial date has been set for March 21, 2005.

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital has been added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. A trial date has not yet been set. (See “Cautionary Statements”)

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

      Not applicable.

Item 3. Defaults upon senior securities

      Not applicable.

Item 4. Submission of matters to a vote of security holders

      Not applicable.

Item 5. Other information.

      Not applicable.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of Palomar, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of Palomar, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of Palomar, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of Palomar, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended March 31, 2004 we furnished one Report on Form 8-K. Information regarding each item reported on is listed below.
Date filed or Furnished	Item No	Description
February 4, 2004	99.1	On February 4, 2004, we announced our results entitled “PALOMAR MEDICAL REPORTS RECORD REVENUES AND PROFITABILITY FOR FOURTH QUARTER AND FISCAL YEAR 2003 Fourth Quarter Revenues Increase 35%, Net Income More than Doubles”
-24-

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: May 11, 2004	By: /s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: May 11, 2004	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

