Form 10-Q
period 2004-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2004-08-11
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2004
Common Stock, $.01 par value	15,836,725

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents
i

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 17,111,918	$ 10,558,946
Accounts receivable, net of allowance of $979,392 and $862,114, respectively	7,824,865	6,637,246
Inventories	4,141,907	3,385,316
Other current assets	722,862	384,785

Total current assets	29,801,552	20,966,293

Property and equipment, net	909,627	582,898

Other assets	111,074	111,074

Total Assets	$ 30,822,253	$ 21,660,265

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 812,327	$ 655,923
Accrued liabilities	6,457,549	4,979,896
Deferred income taxes	1,100,000	1,100,000
Deferred revenue	2,320,270	560,897

Total current liabilities	10,690,146	7,296,716

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 15,826,558 and 14,554,407 shares, respectively	158,266	145,544
Additional paid-in capital	170,834,346	168,267,820
Accumulated deficit	(150,860,505)	(154,049,815)

Total stockholders' equity	20,132,107	14,363,549

Total liabilities and stockholders’ equity	$ 30,822,253	$ 21,660,265

The accompanying notes are an integral part of these consolidated financial statements -1-

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product revenues	$10,686,773	$7,738,882	$20,313,888	$13,844,726
Royalty revenues	1,455,227	232,938	1,648,505	468,786
Funded product development revenues	1,088,172	700,000	2,101,636	1,200,000

Total revenues	13,230,172	8,671,820	24,064,029	15,513,512

Costs and expenses:
Cost of product revenues	3,822,507	3,227,585	7,241,020	5,878,396
Cost of royalty revenues	582,091	93,175	659,402	187,514
Research and development	2,490,182	1,492,910	5,029,345	2,893,582
Selling and marketing	3,124,608	2,127,549	5,805,718	3,673,298
General and administrative	1,176,854	1,110,026	2,264,183	1,951,569

Total costs and expenses	11,196,242	8,051,245	20,999,668	14,584,359

Income from operations	2,033,930	620,575	3,064,361	929,153

Interest income	38,794	19,770	67,553	34,991
Interest expense	(1,521)	(1,014)	(3,042)	(24,790)
Other income	18,000	--	161,067	58,333

Income from operations before income taxes	2,089,203	639,331	3,289,939	997,687

Provision (benefit) from income taxes	59,114	(429,521)	100,629	(429,521)

Net income	$2,030,089	$1,068,852	$3,189,310	$1,427,208

Net income per share:
Basic	$0.13	$0.08	$0.21	$0.11

Diluted	$0.12	$0.07	$0.18	$0.10

Weighted average number of shares outstanding:
Basic	15,697,135	13,507,281	15,380,446	12,703,061

Diluted	17,607,376	15,941,140	17,465,459	14,739,107

The accompanying notes are an integral part of these consolidated financial statements -2-

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock				Total
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2003	14,554,407	$ 145,544	$ 168,267,820	$(154,049,815)	$14,363,549
Net income	--	--	--	3,189,310	3,189,310
Issuance of stock for employee stock purchase plan	10,763	107	104,016	--	104,123
Issuance of stock for 2003 employer 401(k) matching contribution	38,819	389	213,514	--	213,903
Costs incurred related to the issuance of common stock	--	--	(41,950)	--	(41,950)
Tax benefit from the exercise of stock options	--	--	65,629	--	65,629
Exercise of stock options	1,184,569	11,846	2,102,853	--	2,114,699
Exercise of warrants	38,000	380	122,464	--	122,844

Balance, June 30, 2004	15,826,558	$ 158,266	$ 170,834,346	$(150,860,505)	$20,132,107

The accompanying notes are an integral part of these consolidated financial statements -3-

Palomar Medical Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,189,310	$1,427,208

Adjustments to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	141,183	104,955
Increase in accounts receivable allowance	117,278	154,652
Tax benefit from the exercise of stock options	65,629	--
Changes in assets and liabilities,
Accounts receivable	(1,496,479)	(1,855,613)
Inventories	(756,591)	49,760
Other current assets	(146,495)	(398,035)
Accounts payable	156,404	(140,084)
Accrued liabilities	1,691,556	(326,943)
Deferred revenue	1,759,373	129,774

Net cash provided by (used in) operating activities	4,721,168	(854,326)

Cash flows from investing activities:
Purchases of property and equipment	(467,912)	(158,624)
Decrease in other assets	--	7,194

Net cash (used in) investing activities	(467,912)	(151,430)

Cash flows from financing activities:
Proceeds from the exercise of stock options, warrants and employee stock purchase plan	2,341,666	642,827
Costs incurred related to issuance of common stock	(41,950)	(120,000)
Proceeds from sale of common stock	--	3,410,000

Net cash provided by financing activities	2,299,716	3,932,827

Net increase in cash and cash equivalents	6,552,972	2,927,071
Cash and cash equivalents, beginning of the period	10,558,946	4,450,076

Cash and cash equivalents, end of the period	$17,111,918	$7,377,147

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,042	$11,153

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$213,903	$195,711

Exchange of note payable for common stock	$--	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements -4-

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of presentation

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

Note 2 - Stock based compensation

        Palomar follows the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF 96-18, Palomar records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

        The following table illustrates the effect on net income and earnings per share if Palomar had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of Palomar for the three and six months ended June 30, 2004 and 2003, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure

        The pro forma effect on Palomar of applying SFAS No. 123 for all options to purchase common stock of Palomar would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$ 2,030,089	$ 1,068,852	$ 3,189,310	$ 1,427,208

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of tax	(16,013,139)	(187,670)	(16,313,412)	(548,803)

Pro forma net income (loss)	$(13,983,050)	$ 881,182	$(13,124,102)	$ 878,405

Net income (loss) per share:
Basic - as reported	$ 0.13	$ 0.08	$ 0.21	$ 0.11

Basic - pro forma	$ (0.89)	$ 0.07	$ (0.85)	$ 0.07

Diluted - as reported	$ 0.12	$ 0.07	$ 0.18	$ 0.10

Diluted - pro forma	$ (0.89)	$ 0.06	$ (0.85)	$ 0.06

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 3 - Cash equivalents

        Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

Note 4 - Inventories

        Inventories are stated at lower of cost (first-in, first-out) or market. At June 30, 2004 and December 31, 2003, inventories consisted of the following:

	June 30, 2004	December 31, 2003
Raw materials	$2,603,788	$1,842,797
Work-in-process	369,282	375,865
Finished goods	1,168,837	1,166,654

	$4,141,907	$3,385,316

Note 5 - Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives. At June 30, 2004 and December 31, 2003, property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
Machinery and equipment	$1,327,844	$1,008,960
Furniture and fixtures	1,847,183	1,721,254
Leasehold improvements	280,424	257,326

	3,455,451	2,987,540
Less: accumulated depreciation and
amortization	2,545,824	2,404,642

	$ 909,627	$ 582,898

Note 6 - Warranty costs

        Palomar’s products generally carry a standard one-year warranty, with pulsed light handpieces carrying a warranty of the earlier of the period of two-years or 100,000 shots fired. Palomar provides a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, Palomar amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sale during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect Palomar’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

        The following table reflects the changes in Palomar’s accrued warranty during the six months ended June 30, 2004:

Total (in thousands)
Warranty accrual as of December 31, 2003	$585
Plus accruals related to new sales	579
Less: amortization of prior period accruals	(499)

Warranty accrual as of June 30, 2004	$665

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 7 - Segment information

        Product revenue from international sources were $3.4 million and $3.9 million for the three months ended June 30, 2004 and 2003, respectively, and $7.7 million for each of the six months ended June 30, 2004 and 2003. The following table represents the percentage of product revenue by geographic region from customers for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	68.4%	47.9%	62.1%	42.2%
Asia / Pacific / Middle East	2.0%	4.7%	5.2%	3.5%
Europe	4.5%	8.0%	7.1%	9.2%
Canada	10.1%	5.7%	10.0%	9.3%
Japan	9.9%	26.6%	12.0%	28.0%
Australia	4.0%	4.0%	2.5%	5.7%
South and Central America	1.1%	3.1%	1.1%	2.1%

Total	100.0%	100.0%	100.0%	100.0%

Note 8 - Net income per common share

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

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted average number of
shares outstanding	15,697,135	13,507,281	15,380,446	12,703,061
Weighted average common equivalent
shares pursuant to options and
warrants to purchase common stock	1,910,241	2,433,859	2,085,013	2,036,046

Diluted weighted average number of
shares outstanding	17,607,376	15,941,140	17,465,459	14,739,107

        Diluted weighted average shares outstanding do not include options and warrants outstanding to purchase 8,379 and 910,912 common equivalent shares for the three and six months ended June 30, 2004, respectively, and 458,640 and 980,261 common equivalent shares for the three and six months ended June 30, 2003, respectively, as their effect would have been antidilutive.

Note 9 - Research and development arrangement with Massachusetts General Hospital

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Note 10 - Development and license agreement with Gillette

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

        Effective as of June 28, 2004, Palomar and Gillette completed the initial phase of the agreement and both parties decided to move onto the next phase. Accompanying this decision, Palomar and Gillette amended the original agreement, whereby, Gillette will provide $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006.

Note 11 - Research contract with the Department of the Army

        In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. This revenue is included in funded product development revenue in the accompanying statements of operations. Palomar has recognized $381,000 and $645,000 funded product development revenues from the Department of the Army during the three months and six months ended June 30, 2004, respectively.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 12 - Product upgrade rights

        During the quarter ended March 31, 2004, Palomar introduced the StarLux Pulsed Light and Laser System. Palomar began commercially shipping StarLux products at the end of the second quarter of 2004. In connection with this product introduction, Palomar offered certain customers an upgrade option to trade-in existing products for a new StarLux system for an upgrade fee. Palomar deferred approximately $863,000 of revenue during the three months ended June 30, 2004 and $1.449 million of revenue during the six months ended June 30, 2004 in connection with the upgrade right in accordance with the Emerging Issues Task Force issue No. 00-21 and SEC Staff Accounting Bulletin No. 104.

Note 13 - Settlement of Litigation

        On June 22, 2004, Palomar and Lumenis Ltd. announced that both parties reached a settlement resolving their on-going litigation concerning both patent infringement and contractual matters. Pursuant to the settlement, the parties will dismiss with prejudice both the federal action in Northern District of California as well as the state court action in Massachusetts.

        Under the terms of the settlement, Lumenis paid $868,000 in the second quarter for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay Palomar a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. Lumenis made their first payment of $457,000 in the second quarter for sales made in the first quarter of 2004. The back-owed royalties of $1.3 million received in the second quarter of 2004 has been recorded as royalty revenue together with the appropriate cost of revenue for the amounts due to the General Hospital Corporation.

        In addition, Lumenis granted Palomar a paid up license to a variety of Lumenis' patents for Palomar's light based devices. Palomar granted Lumenis a paid up license to the '568 and '844 patents for Lumenis' lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

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

        These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. Palomar undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Critical accounting policies

        The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of the Company’s critical accounting policies and the related judgments and estimates affecting the preparation of the Company’s consolidated financial statements is included in the Annual Report on Form 10-K of the Company for fiscal year 2003. There have been no material changes to our critical accounting policies as of June 30, 2004.

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

        Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include but are not limited to the following:

•	Revenues. We derive revenues from products and services relating to our products, from royalty revenue and from funded product development. Revenues from our products and services vary based on such factors as demand for our products, the number and size of transactions within the reporting period and the impact of changes in our sales prices. In addition to monitoring the amount of our product and service revenues and total revenues, we also consider revenue concentration by customer and by geographic region to be possible indicators of current and future trends in our business. Royalty revenues vary based on the amount of sales completed by our sublicensees. Funded product development revenues from Gillette are at a fixed rate; however, funded product development revenues provided from the United Sates Army are on a reimbursement basis and fluctuate in accordance with work performed.

•	Cost of revenues and gross margins. We strive to control our cost of revenues. The major items impacting cost of product and service revenues are material costs, personnel, overhead expenses and royalties collected. With regard to the cost of royalty revenue, under our license agreement with Massachusetts General Hospital (“MGH”), we pay MGH 40% of royalties we receive from third parties for sublicenses to United States Patents 5,595,568, 5,735,844 and foreign counterparts.

•	Operating expenses. Operating expenses are substantially driven by personnel, commissions and overhead expenses. Other significant operating expenses that we monitor include research and development, travel and entertainment, professional fees and facilities and other sales and marketing expenses.

•	Liquidity and cash flows. In recent periods, the primary source of our liquidity is our net income and proceeds from the exercise of stock options. From period to period, we see fluctuations in various items, including our working capital accounts, capital expenditures, purchases of property and equipment and proceeds from the exercise of employee stock options.

•	Balance sheet. We view cash, working capital, inventory, inventory turns, accounts receivable balances and days sales outstanding as important indicators of our financial health.

        Our total revenues increased 53% for the second quarter of 2004 to $13.2 million, up from $8.7 million in the second quarter of 2003. Gross margin from product sales increased to $6.9 million (64 percent of product revenues), up from $4.5 million (58 percent of product revenues) in the year-earlier quarter. We reported net income of $2.0 million, or $0.12 per diluted share, for the second quarter of this year, versus net income of $1.1 million, or $0.07 per diluted share, for the second quarter of last year. These increases in gross margins and net income are due to a higher margin product mix, improved manufacturing efficiencies across all of our product lines and the effects of increased sales volumes. Increases in Royalty revenues are attributed to Palomar and Lumenis reaching a settlement resolving an on-going litigation concerning both patent infringement and contractual matters. As a result of this settlement, our royalty revenues increased by $1.2 million or 525%. We also strengthened our balance sheet since the end of last year, including increasing our cash position by 62% and increasing stockholders' equity by 40%.

        Over the last two years, most of our product revenue has been from the Lux family of products with their complementary handpieces, which offer a suite of applications to the end user at a lower cost than other competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux system when ready. Additionally, the Lux platform enables Palomar to custom tailor products to fit almost any professional medical office or spa location and provides our customers with the comfort that the system can grow with their practice. We have kept a commitment to continually provide value to customers who invest in our Lux system platform. We believe the Lux family of products are the most affordable and versatile cosmetic light-based systems on the market.

        Our quarterly product revenue has increased as compared to the same period in 2003 as a result of the increased product demand for our Lux family of products. Looking forward, we would expect as our installed base of Lux family of products continues to increase that the demand for replacement handpieces will increase resulting in additional product revenue.

        In February 2004, we introduced the newest addition to the Lux family of products: the StarLux™ Pulsed Light and Laser System. In comparison to other Lux products, the StarLux has increased power, a computer controlled touch screen, instant handpiece recognition, integrated cooling, the ability to operate the Lux Y, LuxG, LuxR, LuxRs, LuxV and the Lux1064™ handpieces. We began commercially shipping StarLux systems at the end of the second quarter of 2004.

        On February 18, 2004, we were awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The project is scheduled to last for nineteen months. As of June 30, 2004, we have recognized approximately $645,000 to funded product development revenues.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Recent developments

        On June 28, 2004, Palomar and The Gillette Company announced that they completed the initial phase of their agreement, and both parties will move into the next phase. Palomar will now disclose additional proprietary information to assist the parties in completing the development and commercialization of a patented home-use, light-based hair removal device for women. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. The original agreement provided for $7 million in development funding from Gillette. Under the amendment, Gillette will provide $2.1 million in additional development funding over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006.

        On June 22, 2004, Palomar and Lumenis Ltd. announced that both parties reached a settlement resolving their on-going litigation concerning both patent infringement and contractual matters. Palomar accused the LightSheer(TM) Diode Laser System, a product initially developed by Palomar and now marketed by Lumenis, and various Lumenis IPL systems of infringing claims in two U.S. patents (5,595,568 and 5,735,844). Palomar has an exclusive license to these patents from the General Hospital Corporation in Boston, Massachusetts. Pursuant to the settlement, the parties will dismiss with prejudice both the federal action in the Northern District of California as well as the state court action in Massachusetts.

        Under the terms of the settlement, Lumenis paid $868,000 in the second quarter for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay Palomar a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. Lumenis made their first payment of $457,000 in the second quarter of 2004 for sales made in the first quarter of 2004. In addition, Lumenis granted Palomar a paid up license to a variety of Lumenis’ patents for Palomar's light based devices. Palomar granted Lumenis a paid up license to the ’568 and ’844 patents for Lumenis’ professional lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

Results of operations

        The following tables contain selected statements of income information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				Change
	2004		2003		2004 to 2003
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$ 10,687	81%	$ 7,739	89%	$ 2,948	38%
Royalty revenues	1,455	11%	233	3%	1,222	524%
Funded product development revenues	1,088	8%	700	8%	388	55%

Total revenues	$ 13,230	100%	$ 8,672	100%	$ 4,558	53%

Cost and expenses:
Cost of product revenues	$ 3,823	29%	$ 3,228	37%	$ 595	18%
Cost of royalty revenues	582	4%	93	1%	489	526%
Research & development	2,490	19%	1,493	17%	997	67%
Selling & marketing	3,124	24%	2,127	25%	997	47%
General & administrative	1,177	9%	1,110	13%	67	6%

Total costs & expenses	$ 11,196	85%	$ 8,051	93%	$ 3,145	39%

Income from operations	$ 2,034	15%	$ 621	7%	$ 1,413	228%
Interest income	39	-%	19	-%	20	105%
Interest expense	(2)	-%	(1)	-%	(1)	100%
Other income	18	-%	--	-%	18	*

Income before benefit from income taxes	$ 2,089	16%	$ 639	7%	$ 1,450	227%
(Provision) benefit for income taxes	(59)	-%	430	5%	(489)	114%

Net income	$ 2,030	15%	$ 1,069	12%	$ 961	90%

__________________________________ * These percentages are not meaningful to the understanding of our financial condition and results of operations.
-13-
	Six Months Ended June 30,				Change
	2004		2003		2004 to 2003
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$ 20,314	84%	$ 13,845	89%	$ 6,469	47%
Royalty revenues	1,649	6%	469	3%	1,180	252%
Funded product development revenues	2,101	10%	1,200	8%	901	75%

Total revenues	$ 24,064	100%	$ 15,514	100%	$ 8,550	55%

Cost and expenses:
Cost of product revenues	$ 7,241	30%	$ 5,878	38%	$ 1,363	23%
Cost of royalty revenues	659	3%	188	1%	471	251%
Research & development	5,030	21%	2,894	19%	2,136	74%
Selling & marketing	5,806	24%	3,673	24%	2,133	58%
General & administrative	2,264	9%	1,951	13%	313	16%

Total costs & expenses	$ 21,000	87%	$ 14,584	94%	$ 6,416	44%

Income from operations	$ 3,064	13%	$ 929	6%	$ 2,135	230%
Interest income	68	-%	35	-%	33	94%
Interest expense	(3)	-%	(25)	-%	(28)	88%
Other income	161	-%	58	-%	103	178%

Income before income taxes	$ 3,290	14%	$ 997	6%	$ 2,293	230%
(Provision) benefit for income taxes	(101)	-%	430	3%	(531)	123%

Net income	$ 3,189	13%	$ 1,427	9%	$ 1,762	220%

        Product revenues. Increases in unit sales and the average selling prices of the “Lux” family of products were the leading contributor to the increase in product revenues. Sales from the “Lux” family of products, consisting of the StarLux, MediLux, EsteLux, NeoLux and related additional handpieces, increased by $2.7 million for both the second quarter ended and six months ended June 30, 2004, respectively, in comparison to the same periods in 2003. Product revenues were unfavorably impacted by a decrease of $475,000 and $1.5 million of sales related to our legacy products, the RD-1200 and SLP1000, during the second quarter and six months ended, June 30, 2004, respectively, in comparison to the same periods in 2003. Market acceptance of the “Lux” family of products has been increasing since its introduction in September 2001.

        International product revenue was 32% of total product revenue for the quarter ended June 30, 2004 in comparison to 52% for the same period in 2003. For the six months ended June 30, 2004, international revenue was 38% versus 58% for the same period in 2003. For the quarter and six months ended June 30, 2004 and for the six months ended June 30, 2004, these decreases as a percentage of revenues in international sales is directly attributed to the increase in domestic product sales and a decrease in sales made in Japan in comparison to the same periods in 2003.

        During the quarter ended March 31, 2004, Palomar introduced the StarLux Pulsed Light and Laser System. Palomar began commercially shipping StarLux products at the end of the second quarter of 2004. In connection with this product introduction, Palomar offered certain customers an upgrade option to trade-in existing products for a new StarLux system for an upgrade fee. Palomar deferred approximately $863,000 of revenue during the three months ended June 30, 2004 and $1.449 million of revenue during the six months ended June 30, 2004 in connection with the upgrade right in accordance with the Emerging Issues Task Force issue No. 00-21 and SEC Staff Accounting Bulletin No. 104.

        Royalty revenues. The increase in royalty revenue for the quarter ended and six months ended June 30, 2004, in comparison to the same period in 2003, is attributed to the settlement agreement between Palomar and Lumenis. Under the terms of the settlement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay Palomar a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. Lumenis made their first payment of $457,000 in the second quarter of 2004 for sales made in the first quarter of 2004. In addition, Lumenis granted Palomar a paid up license to a variety of Lumenis’ patents for Palomar’s light based devices. Palomar granted Lumenis a paid up license to the ’568 and ’844 patents for Lumenis’ professional lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

        Funded product development revenues. We account for funded product development revenue under the Gillette agreement ratably over the funding period as payments are received. For both the quarter ended and six months ended June 30, 2004, funded product development revenues increased. For the quarter ended June 30, 2004, we received from Gillette $708,000 to fund development. For the six months ended, we received from Gillette approximately $1.5 million. To date, we received from Gillette approximately $4.9 million to fund development. Any amounts received in advance are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        For the cost reimbursement contract with a fixed fee awarded by the Department of the Army, we earn a fixed fee of 8% as costs are incurred or services are provided. The total value of the contract is $2.5 million. For the second quarter ended June 30, 2004, we billed the Department of the Army for approximately $352,000 plus a fixed fee of $29,000 totaling approximately $381,000. For the six months ended June 30, 2004, we billed the Department of the Army for approximately $594,000 plus a fixed fee of $51,000 totaling approximately $645,000.

         Cost of product revenues. The cost of product revenues decreased as a percentage of product revenue for both the quarter ended and six months ended June 30, 2004 from the same periods in 2003. These decreases as a percentage of product revenue are primarily as a result of lower manufacturing costs associated with the “Lux” product lines. In addition, the increased sales volume and increased average selling prices of the Lux family of products has improved the absorption of manufacturing overhead at our manufacturing facility.

         Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2003. The increase in the cost of royalty revenues is attributed to the settlement agreement between Palomar and Lumenis.

         Research and development expense. For the quarter and six months ended June 30, 2004, research and development expenses increased in comparison to the same periods in 2003. These increases are a direct result of our spending related to the Gillette agreement, other expenses related to the Department of the Army contract, legal costs related to our increasing patent portfolio, our continued commitment to introducing new platforms and enhancing our current family of products.

        For the second quarter ended June 30, 2004 expenses relating to the Gillette agreement increased by approximately $100,000 as compared to the same period in 2003. For the six months ended June 30, 2004, expenses relating to the Gillette agreement increased by approximately $485,000. These increases in expenses relating to the Gillette agreement are directly attributed to Palomar incurring additional payroll and payroll related expenses as well as additional development costs.

        Expenses relating to the Army contract, which began in February of 2004, totaled approximately $352,000 for the second quarter ended June 30, 2004 and $594,000 for the six months ended June 30, 2004. The project is scheduled to last for nineteen months from its inception.

        For the second quarter and six months ended June 30, 2004, legal expenses relating to the prosecution of new patents increased by approximately $100,000 and $190,000, respectively, in comparison to the same periods in 2003. We are committed to expanding intellectual property rights necessary to protect discoveries made through our investment in research and development.

        Expenses relating to the introduction of new products such as the StarLux, enhancements made to the Company’s current family of products and research and development overhead increased by approximately $437,000 for the second quarter of 2004 and by $865,000 for the six months ended June 30, 2004, in comparison to the same periods in 2003.

        The spending on research and development reflects our commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal, pigmented and vascular lesion removal and acne treatment are to design systems that: (1) permit effective treatment and more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, we are developing products to address other dermatology and cosmetic conditions, including the fields of fat reduction and skin rejuvenation.

        Selling and marketing expense. For the quarter ended June 30, 2004, selling and marketing increased by $534,000 from payroll and payroll related expenses, $481,000 related to tradeshow expenses and other overhead costs offset by a slight decrease in commission expense of $18,000 in comparison to the same period in 2003. Domestic commission expense increased by approximately $430,000, European commissions increased by approximately $13,000 while Far East commissions decreased by approximately $460,000 due to a change in our commission structure with one of our Far East distributors. This change in commission structure, which represents the Shonin regulatory approval obtained by one of our distributors, allows us to sell certain products directly to our distributor at a transfer price. Previously, we sold directly to the end customer and incurred higher commission costs. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion as well as the introduction of our newest product, the StarLux Pulsed Light and Laser System.

        For the six months ended June 30, 2004, selling and marketing expenses increased by $1.0 million from payroll and payroll related expenses, approximately $887,000 relating to tradeshows, consultants and other sales and marketing infrastructure costs and by approximately $197,000 relating to commission expense in comparison to the same period in 2003 Domestic commission increased by approximately $750,000 correlating with our increased domestic product revenue, European commissions increased by $40,000, while Far East commissions decreased by approximately $593,000 due to a change in our commission structure with one of our Far East distributors. This change in commission structure, which represents the Shonin regulatory approval obtained by one of our distributors, allows us to sell certain products directly to our distributor at a transfer price. Previously, we sold directly to the end customer and incurred higher commission costs. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion as well as the introduction of our newest product, the StarLux Pulsed Light and Laser System.

         General and administrative expense. For both the quarter and six months ended, June 30, 2004, general and administrative expenses increased. For the quarter ended June 30, 2004, this increase is mainly attributed to increases to incentive compensation of $190,000, related to our incentive compensation plan of 2004, offset by a reduction in our corporate legal expenses of approximately $134,000 as compared to the same period in 2003. For the six months ended, June 30, 2004, this increase is mainly attributed to increases to incentive compensation of $360,000, related to our incentive compensation plan of 2004, an increase in travel of $25,000 offset by a reduction in our corporate legal expenses of approximately $199,000 as compared to the same period in 2003.

        Interest income. For the quarter and six months ended June 30, 2004, interest income increased, respectively, in comparison to the same periods in 2003. For both the quarter and six months ended June 30, 2004, interest income increased due to higher levels of excess cash on hand in comparison to the same periods in 2003.

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

        Provision for income taxes. We provided approximately a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2004. The benefit from income taxes for the three and six months ended, June 30, 2003 was $430,000 and reflected the filing of refund claims for $470,000 to carryback operating losses to recover taxes paid in prior years pursuant to the Economic Stimulus package of 2002. Offsetting the refund claims, Palomar provided a 4% effective tax rate for both the three and six months ended June 30, 2003 for the anticipated alternative minimum taxes due for 2003. Given our limited history of profitability, we have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000’s omitted except in current ratio calculation):

	Six months ended June 30,		Change 2004 to 2003
	2004	2003	Dollars	%
Operating cash flows	$4,721	$(854)	$5,575	653%
Investing cash flows	(467)	(151)	(316)	(209%)
Financing cash flows	2,300	3,933	(1,633)	(42%)
Capital expenditures, net	467	151	316	209%

Additionally, our cash position, working capital, accounts receivable, inventories, working capital and current ratio are shown below for the periods indicated.

	June 30, 2004	December 31, 2003	Change Dollars	Change %
Cash and cash equivalents	$17,112	$10,559	$ 6,553	62%
Accounts receivable, net	7,825	6,637	1,188	18%
Inventories, net	4,142	3,385	757	22%
Working capital	19,111	13,670	5,441	40%
Current ratio	2.79	2.87	(.08)	(3%)

As of June 30, 2004, we had $17.1 million in cash and cash equivalents. The sales of our current products and future products will be critical to our future liquidity.
-17-

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of June 30, 2004, we had no long-term debt.

        Operating cash flows during the six months ended June 30, 2004 provided cash as compared to cash used in operating activities for the same period in 2003. This increase primarily reflects the increase of net profits, payables, liabilities and deferred revenue offset by increases in accounts receivables, inventories and other current assets. The primary changes in operating cash flows are from increases in accounts receivable, which corresponds with the increase in our product revenues, an increase in inventory versus year end levels, which is attributed to new product activities associated with the StarLux product line and increases in deferred revenue, which is mainly made up of deferred revenue relating to our upgrade option to trade-in existing products for a new StarLux system for an upgrade fee. Net cash used in investing activities primarily reflect cash used for the purchases of capital equipment. Cash provided by financing activities were a result of sales of common stock, and exercises of stock options and purchases of common stock pursuant to the employee stock purchase plan offset by costs related to the issuance of common stock.

        We anticipate that capital expenditures for the remainder of 2004 will total approximately $200,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        On February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to Palomar over approximately the first 30 months of the agreement. On June 28, 2004, Palomar and The Gillette Company announced that they have completed the initial phase of this agreement, and both parties will move into the next phase. The original agreement provided for $7 million in development funding from Gillette. Under this amendment, Gillette will provide $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006.

        For the six months ended, we received from Gillette approximately $1.5 million. To date, we received from Gillette approximately $4.9 million to fund development. Any amounts received in advance are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. This revenue is included in funded product development revenue in the accompanying statements of operations. We recognized approximately $645,000 to funded product development revenues during the six months ended June 30, 2004.

Contractual obligations

        It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to inventory purchase commitments and operating lease commitments, as disclosed in the table of contractual obligations below. In addition, it is not our normal policy to issue guarantees to third parties.

        In August 1995, we entered into an agreement with Massachusetts General Hospital whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, we further amended this agreement to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. We have the right to exclusively license, on royalty terms to be negotiated, the Palomar-funded inventions related to this research. Under the terms of this agreement, we have paid Massachusetts General Hospital $475,000 on an annual basis for clinical research through August 2004. Palomar is in discussions with Massachusetts General Hospital for an extension of this agreement for clinical research beyond August 2004. We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby the Company is obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense in 2004 totaled approximately $659,000.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        The following table summarizes our estimated contractual cash obligations as of June 30, 2004, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (000’s omitted):

	Remainder of 2004	2005	2006	2007	2008	Thereafter
Purchase commitments	$3,208	$ --	$ --	$ --	$ --	$ --
Operating leases	447	949	949	949	949	712

Total	$3,655	$949	$949	$949	$949	$712

Cautionary statements

Our future revenue may decrease if we are unable to successfully develop and market new products.

        Light based technology is rapidly changing and improving. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner, new products that meet changing market demands, enhance existing products, and achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which we have no previous experience. In addition, the market for professional hair removal light based devices may already be saturated. At present, broader market acceptance of light based hair removal is critical to our success and we intend to continue our goals of bringing light based hair removal devices to the mass consumer market. We also intend to continue to diversify our product line by developing cosmetic light based products for uses other than hair and tattoo removal and treatment of pigmented and vascular lesions. There can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all and our failure to do so could decrease our future revenue.

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

        Although we have generated a profit in recent years, we have a history of losses. We may have to secure additional financing to complete our research and development activities, commercialize our current and proposed light based products, and fund ongoing operations. However, there can be no assurance that such financing will be obtained. We may also determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of operations or expansion. Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness. Our quarterly operating results are and may continue to be volatile, and that may hurt the price of our common stock. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

We may not be able to successfully collect licensing royalties.

        In past years and now again following the settlement with Lumenis, material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital

        We have sued Cutera, Inc. (formerly Altus Medical Inc., See Legal Proceedings) for patent infringement, and we are involved in patent disputes with other third parties. Such other disputes may also result in litigation. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Any adverse result in litigation could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to attract and retain key executives and research and development personnel that we need to succeed.

        As a small company with less than 150 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business. Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

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

Because we derive a significant amount of our revenue from international sales, we are susceptible to currency fluctuations, long payment cycles, credit risks and other risks associated with conducting business overseas, currency fluctuations, long payment cycles, credit risks and other risks associated with conducting business overseas.

        We sell a significant amount of our products and services outside the U.S. International product revenue, consisting of sales from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international locations from the United States was 49% of total product revenue for the year ended 2003, and we expect that international sales will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign regulatory approvals for products may occur. In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

Managing our relationship with Gillette effectively may divert the attention of key technical personnel and management from the core business. If Gillette ends the relationship our stock price could fall, and we may be unable to bring a home use hair removal device for women to the market.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. We believe that this represents a unique opportunity to bring light based devices to the mass market. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be commercialized for several years, if ever. In addition, we cannot be sure that Gillette will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement. During the term of the agreement, Gillette has the ability to choose not to continue and may terminate the agreement. If Gillette terminates the agreement, the price of our common stock could fall significantly, and we will not receive certain payments. We may proceed to develop and commercialize the device on our own or with a third party. However, there can be no assurance that we will be able to successfully implement such a strategy. In addition, after commercialization of such device, Gillette is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents. There can be no assurance that valid patents will cover the device in any or all countries, in which the device will be manufactured, used or sold. This could have a material adverse effect on our business, results of operations and financial condition.

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

Item 4. Controls and procedures

        Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

        The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and the risk of fraud. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

        During the three months ended June 30, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II - Other information

Item 1. Legal proceedings

        On June 22, 2004, Palomar and Lumenis, Ltd announced that they reached a settlement resolving their on-going litigation concerning both patent infringement and contractual matters. Palomar accused the LightSheer™ Diode Laser System, a product initially developed by Palomar and now marketed by Lumenis, and various Lumenis IPL systems of infringing claims in two U.S. patents (5,595,568 and 5,735,844). Palomar has an exclusive license to these patents from the General Hospital Corporation in Boston, Massachusetts. Pursuant to the settlement, the parties dismissed with prejudice both the federal action in the Northern District of California as well as the state court action in Massachusetts. Under the terms of the settlement, Lumenis paid $868,000 in the second quarter for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay Palomar a 5% royalty on sales of the LightSheer and other professional professional laser hair removal devices and modules. Lumenis made their first payment of $457,000 in the second quarter for sales made in the first quarter of 2004. In addition, Lumenis granted Palomar a paid up license to a variety of Lumenis’ patents for Palomar’s light based devices. Palomar granted Lumenis a paid up license to the ’568 and ’844 patents for Lumenis’ professional lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital has been added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. Fact discovery is on-going. A trial date has not yet been set. (See “Cautionary Statements”)

Item 2. Changes in securities, use of proceeds and issuer purchases of securities.

        Not applicable.

Item 3. Defaults upon senior securities

        Not applicable.

Item 4. Submission of matters to a vote of security holders

        Palomar’s Annual Meeting of Shareholders was held on May 12, 2004 (the “Annual Meeting”). At the Annual Meeting, stockholders voted on three matters: the election of directors for a term of one year, the ratification of the appointment of Ernst & Young LLP as the Company’s registered public accounting firm and the approval of the 2004 Stock Incentive Plan. The stockholders elected management’s nominees as directors in an uncontested election, ratified the appointment of the registered public accounting firm and approved the 2004 Stock Incentive Plan by the following votes, respectively:

Matter	Votes For	Votes Against	Abstained
Proposal #1: The Election of Directors

Joseph P. Caruso	11,496,365	2,632,783	-
Jeanne Cohane	14,046,298	82,850	-
Jay Delahanty	14,034,169	94,979	-
Nicolas P. Economou	14,034,723	94,425	-
James Martin	14,047,730	81,418	-
A. Neil Pappalardo	14,063,978	65,170	-
Louis (Dan) Valente	11,495,813	2,633,335	-

Matter	Votes For	Votes Against	Abstained
Proposal #2: The Ratification of Ernst & Young LLP as the Company’s Auditors
Ernst & Young LLP	14,070,685	46,270	12,194

Proposal #3: Approval of the 2004 Stock Incentive Plan
2004 Stock Incentive Plan	5,358,934	3,696,902	150,279

-26-
Item 5. Other information. Not Applicable. Item 6. Exhibits and reports on Form 8-K (a) Exhibits

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended June 30, 2004 we furnished the following Form 8-Ks. Information regarding each item reported on is listed below.

Date filed or Furnished	Item No.	Description
June 28, 2004	99.1	Amendment dated June 24, 2004 to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company effective as of February 14, 2003.
June 28, 2004	99.2	Amendment dated October 2, 2003 to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company effective as of February 14, 2003.
June 28, 2004	99.3	Amendment dated February 14, 2003 to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company effective as of February 14, 2003.
June 28, 2004	99.4	Press Release dated June 28, 2004 entitled “Palomar Medical and Gillette Enter Into Next Phase of Their Agreement to Develop and Commercialize a Home-Use, Light-Based Hair Removal Device for Women.”
June 22, 2004	99.1	Settlement Agreement dated June 17, 2004 between Palomar Medical Technologies, Inc., The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd.
June 22, 2004	99.2*	Patent License Agreement dated June 17, 2004 between Palomar Medical Technologies, Inc. and Lumenis, Inc.
June 22, 2004	99.3	Press Release dated June 22, 2004 entitled “Palomar and Lumenis Settle Patent Infringement Lawsuit.”
April 29, 2004	99.1	Press Release dated April 29, 2004 entitled “PALOMAR MEDICAL REPORTS RECORD REVENUES AND PROFITABILITY FOR FIRST QUARTER 2004 Revenues Increase by 58 Percent; Net Income More than Triples; Product Gross Margins Improve to 64 Percent”
* Filed under application for confidential treatment

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: August 11, 2004	By: /s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: August 11, 2004	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

