Form 10-Q
period 2004-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2004-11-05
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2004
Common Stock, $.01 par value	16,073,895

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents
i

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 19,509,643	$ 10,558,946
Accounts receivable, net of allowance of $979,392 and $862,114, respectively	7,516,800	6,637,246
Inventories	5,141,970	3,385,316
Other current assets	559,290	384,785

Total current assets	32,727,703	20,966,293

Property and equipment, net	894,922	582,898

Other assets	111,074	111,074

Total Assets	$ 33,733,699	$ 21,660,265

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,490,477	$ 655,923
Accrued liabilities	7,161,935	4,979,896
Deferred income taxes	1,100,000	1,100,000
Deferred revenue	1,191,324	560,897

Total current liabilities	10,943,736	7,296,716

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 16,035,991 and 14,554,407 shares, respectively	160,360	145,544
Additional paid-in capital	171,406,452	168,267,820
Accumulated deficit	(148,776,849)	(154,049,815)

Total stockholders' equity	22,789,963	14,363,549

Total liabilities and stockholders’ equity	$ 33,733,699	$ 21,660,265

The accompanying notes are an integral part of these consolidated financial statements -1-
Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product revenues	$ 11,599,737	$ 8,302,460	$ 31,913,625	$ 22,147,186
Royalty revenues	1,254,820	179,659	2,903,325	648,445
Funded product development revenues	1,092,448	700,000	3,194,084	1,900,000

Total revenues	13,947,005	9,182,119	38,011,034	24,695,631

Costs and expenses:
Cost of product revenues	3,991,748	3,510,724	11,232,768	9,389,120
Cost of royalty revenues	501,928	71,864	1,161,330	259,378
Research and development	2,532,625	1,595,371	7,561,970	4,488,953
Selling and marketing	3,034,595	2,394,868	8,840,313	6,068,166
General and administrative	1,443,626	996,525	3,707,809	2,948,094

Total costs and expenses	11,504,522	8,569,352	32,504,190	23,153,711

Income from operations	2,442,483	612,767	5,506,844	1,541,920
Interest income, net of interest expense	78,554	16,724	143,065	26,925
Other income (expense), net	(377,000)	--	(215,933)	58,333

Income from operations before income taxes	2,144,037	629,491	5,433,976	1,627,178
Provision (benefit) from income taxes	60,381	(275,000)	161,010	(704,521)

Net income	$ 2,083,656	$ 904,491	$ 5,272,966	$ 2,331,699

Net income per share:
Basic	$ 0.13	$ 0.07	$ 0.34	$ 0.18

Diluted	$ 0.12	$ 0.05	$ 0.30	$ 0.15

Weighted average number of shares outstanding:
Basic	15,878,521	13,859,356	15,547,683	13,092,732

Diluted	17,793,795	16,524,300	17,517,346	15,504,757

The accompanying notes are an integral part of these consolidated financial statements -2-
Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
	Common Stock				Total
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2003	14,554,407	$ 145,544	$ 168,267,820	$(154,049,815)	$14,363,549
Net income	--	--	--	5,272,966	5,272,966
Issuance of stock for employee stock purchase plan	16,543	165	186,398	--	186,563
Issuance of stock for 2003 employer 401(k) matching contribution	38,819	389	213,514	--	213,903
Costs incurred related to the issuance of common stock	--	--	(61,488)	--	(61,488)
Tax benefit from the exercise of stock options	--	--	108,511	--	108,511
Exercise of stock options	1,388,222	13,882	2,569,208	--	2,583,115
Exercise of warrants	38,000	380	122,464	--	122,844

Balance, September 30, 2004	16,035,991	$ 160,360	$ 171,406,427	$(148,776,849)	$22,789,963

The accompanying notes are an integral part of these consolidated financial statements -3-
Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flow (Unaudited)
-
	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 5,272,966	$ 2,331,699

Adjustments to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	221,228	156,738
Increase in accounts receivable allowance	117,278	323,912
Tax benefit from the exercise of stock options	108,511	32,500
Changes in assets and liabilities,
Accounts receivable	(996,832)	(2,674,326)
Inventories	(1,756,654)	397,574
Other current assets	(174,505)	126,089
Accounts payable	834,554	(925,034)
Accrued liabilities	2,395,942	(168)
Deferred income taxes	--	(300,000)
Deferred revenue	630,427	934,342

Net cash provided by operating activities	6,652,915	403,326

Cash flows from investing activities:
Purchases of property and equipment	(533,252)	(180,780)
Decrease in other assets	--	7,194

Net cash used in investing activities	(533,252)	(173,586)

Cash flows from financing activities:
Proceeds from the exercise of stock options, warrants and employee
stock purchase plan	2,892,522	1,309,233
Costs incurred related to issuance of common stock	(61,488)	(180,625)
Proceeds from sale of common stock	--	3,410,000

Net cash provided by financing activities	2,831,034	4,538,608

Net increase in cash and cash equivalents	8,950,697	4,768,348
Cash and cash equivalents, beginning of the period	10,558,946	4,450,076

Cash and cash equivalents, end of the period	$ 19,509,643	$ 9,218,424

Supplemental disclosure of cash flow information:

Cash paid for interest	$ 3,551	$ 26,819

Supplemental disclosure of noncash financing and investing activities:

Issuance of stock for employer 401(k) matching contribution	$ 213,903	$ 195,711

Exchange of note payable for common stock	$ --	$ 1,000,000

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

Note 2 – Stock based compensation

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

        The following table illustrates the effect on net income and earnings per share if Palomar had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of Palomar for the three and nine months ended September 30, 2004 and 2003, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure

        The pro forma effect on Palomar of applying SFAS No. 123 for all options to purchase common stock of Palomar would be as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$ 2,083,656	$ 904,491	$ 5,272,966	$ 2,331,699

Less: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of tax	(766,981)	(225,247)	(17,080,393)	(756,051)

Pro forma net income (loss)	$ 1,316,675	$ 679,244	$ (11,807,427)	$ 1,575,648

Net income (loss) per share:
Basic - as reported	$ 0.13	$ 0.07	$ 0.34	$ 0.18

Basic - pro forma	$ 0.08	$ 0.05	$ (0.76)	$ 0.12

Diluted - as reported	$ 0.12	$ 0.05	$ 0.30	$ 0.15

Diluted - pro forma	$ 0.07	$ 0.04	$ (0.67)	$ 0.10

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 3 – Cash equivalents

        Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

Note 4 – Inventories

        Inventories are stated at lower of cost (first-in, first-out) or market. At September 30, 2004 and December 31, 2003, inventories consisted of the following:

	September 30, 2004	December 31, 2003
Raw materials	$2,989,242	$1,842,797
Work-in-process	509,982	375,865
Finished goods	1,642,746	1,166,654

	$5,141,970	$3,385,316

Note 5 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives. At September 30, 2004 and December 31, 2003, property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
Machinery and equipment	$1,327,844	$1,008,960
Furniture and fixtures	1,899,392	1,721,254
Leasehold improvements	293,555	257,326

	3,520,791	2,987,540
Less: accumulated depreciation and
amortization	2,625,869	2,404,642

	$ 894,922	$ 582,898

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

        The following table reflects the changes in Palomar's accrued warranty during the nine months ended September 30, 2004:

Total (in thousands)
Warranty accrual as of December 31, 2003	$ 585
Plus accruals related to new sales	904
Less: amortization of prior period accruals	(768)

Warranty accrual as of September 30, 2004	$ 721

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 7 – Segment information

        Product revenue from international sources were $5.4 million and $4.0 million for the three months ended September 30, 2004 and 2003, respectively, and $13.4 million and $11.6 million for nine months ended September 30, 2004 and 2003, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	53.7%	52.4%	58.1%	46.5%
Japan	11.0%	23.8%	11.7%	25.7%
Canada	13.6%	7.6%	11.3%	8.4%
Europe	9.0%	6.5%	7.8%	7.7%
Asia / Pacific / Middle East	6.1%	5.4%	6.8%	4.8%
Australia	5.2%	2.3%	3.1%	4.3%
South and Central America	1.4%	2.0%	1.2%	2.6%

Total	100.0%	100.0%	100.0%	100.0%

Note 8 – Net income per common share

        Basic net income per share was determined by dividing net income attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income attributable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method.

        A reconciliation of basic and diluted shares for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average number of shares
outstanding	15,878,521	13,859,356	15,547,683	13,092,732
Weighted average common equivalent
shares pursuant to options and
warrants to purchase common stock	1,915,274	2,664,944	1,969,663	2,412,025

Diluted weighted average number of
shares outstanding	17,793,795	16,524,300	17,517,346	15,504,757

        Diluted weighted average shares outstanding do not include options outstanding to purchase 7,826 and 1,711,100 common equivalent shares for the three and nine months ended September 30, 2004, respectively, and 107,991 and 650,901 common equivalent shares for the three months and nine months ended September 30, 2003, respectively, as their effect would have been antidilutive.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 9 – Research and development arrangement with Massachusetts General Hospital

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, Palomar further amended this agreement to extend the research agreement for an additional five years, with Palomar agreeing to pay Massachusetts General Hospital $475,000 on an annual basis, and to expand the research beyond photothermal hair removal into the fields of fat removal and acne treatment. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions in the relevant fields. Palomar is in discussions with Massachusetts General Hospital for an extension of this agreement for clinical research beyond August 2004. Palomar signed an extension for clinical research to support three additional months of funding and is in discussions with Massachusetts General Hospital to extend this agreement for clinical research beyond October 2004.

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        Palomar has recognized $796,000 and $2.3 million of funded product development revenues from Gillette during the three months and nine months ended September 30, 2004, respectively.

Note 11 – Joint Development and License agreement with Johnson & Johnson Consumer Companies (“JJCC”), a Johnson & Johnson company

        Effective as of September 1, 2004, Palomar entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. (“JJCC”), a Johnson & Johnson company, to develop and commercialize home-use, light-based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

        The agreement provides for JJCC to fund Palomar’s research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, JJCC will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon JJCC deciding to continue, JJCC will be obligated to fund the development of the selected devices.  If JJCC decides not to continue, Palomar may proceed in fields not selected by JJCC to develop and commercialize these and other devices on its own or with a different party.

        At the end of the development phase, JJCC will decide whether or not to commercialize one or more of the devices in one or more fields. Upon JJCC deciding to commercialize one or more of the devices, JJCC will make payments to Palomar for each selected field. Upon commercial launch of the first device in each selected field, JJCC will make a payment to Palomar, and for all devices sold for use in each selected field, JJCC shall pay Palomar a percentage of sales of such devices and certain topical compounds. If JJCC decides not to commercialize or fails to launch a device, Palomar may proceed in fields not selected by JJCC to develop and commercialize these and other devices on its own or with a different party.

        There was no revenue recognized under the JJCC development and license agreement during the three and nine months ended September 30, 2004.

Note 12 – Research contract with the Department of the Army

        In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. This revenue is included in funded product development revenue in the accompanying statements of operations. Palomar has recognized $296,000 and $939,000 of funded product development revenues from the Department of the Army during the three months and nine months ended September 30, 2004, respectively.

Note 13 – Product upgrade options

        During the quarter ended March 31, 2004, Palomar introduced the StarLux Pulsed Light and Laser System. Palomar began commercially shipping StarLux products at the end of the second quarter of 2004. In connection with this product introduction, Palomar offered certain customers an upgrade option to trade-in existing products for a new StarLux system for an upgrade fee. In connection with the upgrade right and in accordance with the Emerging Issues Task Force issue No. 00-21 and SEC Staff Accounting Bulletin No. 104, Palomar deferred approximately $1.5 million of revenue during the first two quarters of 2004. During the three and nine months ended September 30, 2004, Palomar has recognized approximately $1.2 million of product revenues relating to this up-grade option. The remaining $266,000 is expected to be recognized during the fourth quarter of 2004.

Note 14 – Settlement of Litigation

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

        In addition, Lumenis granted Palomar a paid up license to a variety of Lumenis’ patents for Palomar’s light based devices. Palomar granted Lumenis a paid up license to the ‘568 and ‘844 patents for Lumenis’ lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

        For the three and nine months ended September 30, 2004, Lumenis made payments of approximately $523,000 and $980,000, respectively, relating to the 5% royalty and approximately $537,500 and $1.4 million, respectively, for back-owed royalties recorded as royalty revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research,lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;

•	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

•	other risks indicated below under the caption "Cautionary Statements".

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

Critical accounting policies

        The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of the Company’s critical accounting policies and the related judgments and estimates affecting the preparation of the Company’s consolidated financial statements is included in the Annual Report on Form 10-K of the Company for fiscal year 2003. There have been no material changes to our critical accounting policies as of September 30, 2004.

Overview

        We are a leading researcher and developer of proprietary laser and lamp (“light-based”) systems for cosmetic treatments. We are uniquely focused on developing proprietary light-based technology that can be introduced to the mass markets. Clinical results indicate that our technology can provide superior consumer benefits that cannot be achieved with currently available technology or products. We are a pioneer in laser hair removal and are the first company to obtain clearance using laser systems from the FDA for “permanent hair reduction.” Our hair removal systems have been installed in physician practices worldwide, where, to date, millions of treatments have been performed. Through our research partnerships, we are testing new and exciting indications to further advance the hair removal market and other cosmetic applications, including fat reduction, acne treatment and skin rejuvenation.

        We have an agreement with The Gillette Company (NYSE:G) to develop and potentially commercialize a patented home-use, light-based hair removal device for women, and an agreement with Johnson & Johnson Consumer Companies to develop and potentially commercialize home-use, light-based devices for reducing or reshaping body fat including cellulite, reducing the appearance of skin aging, and reducing or preventing acne. In addition, we have been awarded a $2.5 million research contract by the U.S. Department of the Army to develop a light-based self-treatment device for the dermatologic disease Pseudofolliculitis Barbae or PFB.

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

        Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance.  Those indicators include but are not limited to the following:

•	Revenues. We derive revenues from products and services relating to our products, from royalty revenue and from funded product development. Revenues from our products and services vary based on such factors as demand for our products, the number and size of transactions within the reporting period and the impact of changes in our sales prices. In addition to monitoring the amount of our product and service revenues and total revenues, we also consider revenue concentration by customer and by geographic region to be possible indicators of current and future trends in our business. Royalty revenues vary based on the amount of sales completed by our sublicensees. Funded product development revenues from Gillette and JJCC are at a fixed rate; however, funded product development revenues provided from the United Sates Army are on a reimbursement basis and fluctuate in accordance with work performed.

•	Cost of revenues and gross margins. We strive to control our cost of revenues. The major items impacting cost of product and service revenues are material costs, personnel, overhead expenses and royalties collected. With regard to the cost of royalty revenue, under our license agreement with Massachusetts General Hospital (“MGH”), we pay MGH 40% of royalties we receive from third parties for sublicenses to United States Patents 5,595,568 and 5,735,844 and foreign counterparts.

•	Operating expenses. Operating expenses are substantially driven by personnel, commissions and overhead expenses. Other significant operating expenses that we monitor include research and development, travel and entertainment, professional fees and facilities and other sales and marketing expenses.

-12-
•	Liquidity and cash flows. In recent periods, the primary source of our liquidity is our net income and proceeds from the exercise of stock options. From period to period, we see fluctuations in various items, including our working capital accounts, capital expenditures, purchases of property and equipment and proceeds from the exercise of employee stock options.

•	Balance sheet. We view cash, working capital, inventory, inventory turns, accounts receivable balances and days sales outstanding as important indicators of our financial health.

        Our total revenues increased 52% for the third quarter of 2004 to $13.9 million, up from $9.2 million in the third quarter of 2003. Gross margin from product sales increased to $7.6 million (66 percent of product revenues), up from $4.8 million (58 percent of product revenues) in the year-earlier quarter. We reported net income of $2.1 million, or $0.12 per diluted share, for the third quarter of this year, versus net income of $904,000, or $0.05 per diluted share, for the third quarter of last year. These increases in gross margins and net income are due to a higher margin product mix, improved manufacturing efficiencies across all of our product lines and the effects of increased sales volumes. Increases in royalty revenues are attributed to Palomar and Lumenis reaching a settlement resolving on-going litigation concerning both patent infringement and contractual matters in the second quarter of 2004. As a result of this settlement, our royalty revenues increased by $1.1 million or 597% for the three months ended September 30, 2004 in comparison to the same period in 2003. Funded product development revenue increased by 56% for the third quarter of 2004 to $1.1 million, up from $700,000 in the third quarter in 2003. This increase is related primarily from payments made by the United States Army in connection with a contract for PFB research. We also strengthened our balance sheet since the end of last year, including increasing our cash position by 85% and increasing stockholders’ equity by 59%.

        Over the last two years, most of our product revenue has been from the Lux family of products with their complementary handpieces, which offer a suite of applications to the end user at a lower cost than other competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux system when ready. Additionally, the Lux platform enables us to custom tailor products to fit almost any professional medical office or spa location and provides our customers with the comfort that the system can grow with their practice. We have kept a commitment to continually provide value to customers who invest in our Lux system platform. We believe the Lux family of products are the most affordable and versatile cosmetic light-based systems on the market.

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

-13-

        On February 18, 2004, we were awarded a $2.5 million research contract by the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The project is scheduled to last for nineteen months. As of September 30, 2004, we have recognized approximately $939,000 to funded product development revenues.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Recent developments

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. (“JJCC”), a Johnson & Johnson company, to develop and commercialize home-use, light-based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

        The agreement provides for JJCC to fund our research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, JJCC will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon JJCC deciding to continue, JJCC will be obligated to fund the development of the selected devices.  If JJCC decides not to continue, Palomar may proceed in fields not selected by JJCC to develop and commercialize these and other devices on its own or with a different party.

        At the end of the development phase, JJCC will decide whether or not to commercialize one or more of the devices in one or more fields. Upon JJCC deciding to commercialize one or more of the devices, JJCC will make payments to us for each selected field. Upon commercial launch of the first device in each selected field, JJCC will make a payment to us, and for all devices sold for use in each selected field, JJCC shall pay us a percentage of sales of such devices and certain topical compounds. If JJCC decides not to commercialize or fails to launch a device, we may proceed in fields not selected by JJCC to develop and commercialize these and other devices on its own or with a different party.

Results of operations

        The following tables contain selected statements of income information, which serve as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except for percentages):

	Three Months Ended September 30,				Change
	2004		2003		2004 to 2003
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$ 11,600	83%	$8,302	90%	$ 3,298	40%
Royalty revenues	1,255	9%	180	2%	1,075	597%
Funded product development revenues	1,092	8%	700	8%	392	56%

Total revenues	$ 13,947	100%	$9,182	100%	$ 4,765	52%

Cost and expenses:
Cost of product revenues	$ 3,992	29%	$3,511	38%	$ 481	14%
Cost of royalty revenues	502	4%	72	1%	430	597%
Research & development	2,533	18%	1,595	17%	938	59%
Selling & marketing	3,035	22%	2,394	26%	641	27%
General & administrative	1,443	10%	997	11%	446	45%

Total costs & expenses	$ 11,505	82%	$8,569	93%	$ 2,936	34%

Income from operations	$ 2,442	18%	$ 613	7%	$ 1,829	298%
Interest income, net of interest	79	1%	16	-%	63	394%
expense
Other income (expense), net	(377)	(3)%	--	-%	(377)	*

Income before income taxes	$ 2,144	15%	$ 629	7%	$ 1,515	241%
(Provision) benefit for income taxes	(60)	-%	275	3%	(335)	(122)%

Net income	$ 2,084	15%	$ 904	10%	$ 1,180	131%

___________________ * These percentages are not meaningful to the understanding of our financial condition and results of operations.
-14-
	Nine Months Ended September 30,				Change
	2004		2003		2004 to 2003
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$ 31,914	84%	$22,148	90%	$ 9,766	44%
Royalty revenues	2,903	8%	648	2%	2,255	348%
Funded product development revenues	3,194	8%	1,900	8%	1,294	68%

Total revenues	$ 38,011	100%	$24,696	100%	$ 13,315	54%

Cost and expenses:
Cost of product revenues	$ 11,233	30%	$ 9,389	38%	$ 1,844	20%
Cost of royalty revenues	1,161	3%	259	1%	902	348%
Research & development	7,562	20%	4,489	18%	3,073	68%
Selling & marketing	8,840	23%	6,068	25%	2,772	46%
General & administrative	3,708	10%	2,949	12%	759	26%

Total costs & expenses	$ 32,504	86%	$23,154	94%	$ 9,350	40%

Income from operations	$ 5,507	14%	$ 1,542	6%	$ 3,965	257%
Interest income, net of interest	143	-%	27	-%	116	430%
expense
Other income (expense), net	(216)	(1)%	58	-%	(274)	(472)%

Income before income taxes	$ 5,434	14%	$ 1,627	7%	$ 3,807	234%
(Provision) benefit for income taxes	(161)	-%	705	3%	(866)	(123)%

Net income	$ 5,273	14%	$ 2,332	9%	$ 2,941	126%

         Product revenues. Increases in unit sales from the “Lux” family of products were the leading contributor to the increase in product revenues. Sales from the “Lux” family of products, consisting of the StarLux, MediLux, EsteLux, NeoLux and related additional handpieces, increased by $2.5 million and $9.7 million for both the third quarter and nine months ended September 30, 2004, respectively, in comparison to the same periods in 2003. Product revenues were unfavorably impacted by a decrease of $325,000 and $1.0 million of sales related to our legacy products, the RD-1200 and SLP1000, during the third quarter and nine months ended, September 30, 2004, respectively, in comparison to the same periods in 2003. Market acceptance of the "Lux" family of products has been increasing since its introduction in September 2001.

        International product revenue was 46% of total product revenue for the quarter ended September 30, 2004 in comparison to 48% for the same period in 2003. For the nine months ended September 30, 2004, international revenue was 42% versus 54% for the same period in 2003. For the quarter and nine months ended September 30, 2004, these decreases as a percentage of revenues in international sales are directly attributed to the increase in domestic product sales and a decrease in sales made in Japan in comparison to the same periods in 2003.

        During the quarter ended March 31, 2004, we introduced the StarLux Pulsed Light and Laser System. We began commercially shipping StarLux products at the end of the second quarter of 2004. In connection with this product introduction, we offered certain customers an upgrade option to trade-in existing products for a new StarLux system for an upgrade fee. In connection with the upgrade right and in accordance with the Emerging Issues Task Force issue No. 00-21 and SEC Staff Accounting Bulletin No. 104, we deferred approximately $1.5 million of revenue during the first two quarters of 2004. During the three and nine months ended September 30, 2004, we recognized approximately $1.2 million of product revenues relating to this up-grade option. The remaining $266,000 will be recognized during the fourth quarter of 2004.

        Royalty revenues. The increase in royalty revenue for the quarter ended and nine months ended September 30, 2004, in comparison to the same period in 2003, is attributed to the settlement agreement between Palomar and Lumenis. Under the terms of the settlement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay Palomar a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. In addition, Lumenis granted Palomar a paid up license to a variety of Lumenis’ patents for Palomar’s light based devices. Palomar granted Lumenis a paid up license to the ‘568 and ‘844 patents for Lumenis’ professional lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future. For the three and nine months ended September 30, 2004, Lumenis made payments of approximately $523,000 and $980,000, respectively, relating to the 5% royalty and approximately $537,500 and $1.4 million, respectively, for back-owed royalties recorded as royalty revenue.

        Funded product development revenues. We account for funded product development revenue under the Gillette agreement ratably over the funding period as payments are received. For both the quarter and nine months ended September 30, 2004, funded product development revenues increased. For the quarter ended September 30, 2004, we received from Gillette $796,000 to fund development. For the nine months ended, we received from Gillette approximately $2.3 million. Since inception in 2003, we received from Gillette approximately $4.9 million to fund development. Any amounts received in advance are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        For the cost reimbursement contract with a fixed fee awarded by the Department of the Army, we earn a fixed fee of 8% as costs are incurred or services are provided. The total value of the contract is $2.5 million. For the third quarter ended September 30, 2004, we billed the Department of the Army for approximately $274,000 plus a fixed fee of $22,000 totaling approximately $296,000. For the nine months ended September 30, 2004, we billed the Department of the Army for approximately $868,000 plus a fixed fee of $71,000 totaling approximately $939,000.

        Cost of product revenues. The cost of product revenues decreased as a percentage of product revenue for both the quarter ended and nine months ended September 30, 2004 from the same periods in 2003. These decreases as a percentage of product revenue are primarily a result of increased sales volumes and higher margin product mix which have improved the absorption of manufacturing overhead at our manufacturing facility.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2003. The increase in the cost of royalty revenues is attributed to the settlement agreement between Palomar and Lumenis.

        Research and development expense. For the quarter and nine months ended September 30, 2004, research and development expenses increased in comparison to the same periods in 2003. These increases are a direct result of our spending related to the Gillette agreement, other expenses related to the Department of the Army contract, legal costs related to our increasing patent portfolio, our continued commitment to introducing new platforms and enhancing our current family of products. For the third quarter ended September 30, 2004 expenses relating to the Gillette agreement increased by approximately $315,000 as compared to the same period in 2003. For the nine months ended September 30, 2004, expenses relating to the Gillette agreement increased by approximately $880,000 as compared to the same period in 2003. These increases in expenses relating to the Gillette agreement are directly attributed to Palomar incurring additional payroll and payroll related expenses as well as additional development costs.

        Expenses relating to the Army contract, which began in February of 2004, totaled approximately $274,000 for the third quarter ended September 30, 2004 and $867,000 for the nine months ended September 30, 2004. The project is scheduled to last for nineteen months from its inception.

        For the third quarter and nine months ended September 30, 2004, legal expenses relating to the prosecution of new patents increased by approximately $12,000 and $203,000, respectively, in comparison to the same periods in 2003. We are committed to expanding intellectual property rights necessary to protect discoveries made through our investment in research and development.

        Expenses relating to the introduction of new products such as the StarLux, enhancements made to the Company’s current family of products and research and development overhead increased by approximately $420,000 for the third quarter of 2004 and by $1.4 million for the nine months ended September 30, 2004, in comparison to the same periods in 2003.

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

        Selling and marketing expense. For the quarter ended September 30, 2004, selling and marketing increased by $486,000 from payroll and payroll related expenses, $221,000 related to tradeshow expenses and other overhead costs, $210,000 related to the write-off of demo inventory offset by a decrease in commission expense of $277,000 in comparison to the same period in 2003. Domestic commission expense increased by approximately $51,000, European commissions increased by approximately $31,000 while Far East commissions decreased by approximately $359,000 due to a change in our commission structure with one of our Far East distributors. This change in commission structure was necessitated by the Shonin regulatory approval obtained by one of our distributors, which allows us to sell certain products directly to our distributor at a transfer price. Previously, we sold directly to the end customer and incurred higher commission costs. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion as well as the introduction of our newest product, the StarLux Pulsed Light and Laser System.

        For the nine months ended September 30, 2004, selling and marketing expenses increased by $1.5 million from payroll and payroll related expenses, approximately $1.1 million relating to tradeshows, consultants and other sales and marketing infrastructure costs, $210,000 related to the write-off of demo inventory offset by a decrease of approximately $79,000 relating to commission expense in comparison to the same period in 2003. Domestic commission increased by approximately $800,000 correlating with our increased domestic product revenue, European commissions increased by $72,000, while Far East commissions decreased by approximately $951,000 due to a change in our commission structure with one of our Far East distributors as discussed above. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion as well as the introduction of our newest product, the StarLux Pulsed Light and Laser System.

        General and administrative expense. For both the quarter and nine months ended, September 30, 2004, general and administrative expenses increased. For the quarter ended September 30, 2004, this increase is mainly attributed to increases to incentive compensation of $140,000, related to our incentive compensation plan of 2004, an increase in payroll and payroll related expenses of approximately $27,000, an increase in costs related corporate governance caused by Sarbanes-Oxley of $87,000, an increase in our corporate legal expenses of approximately $228,000, offset by a decrease in infrastructure costs of $35,000 as compared to the same period in 2003. For the nine months ended, September 30, 2004, this increase is mainly attributed to increases to incentive compensation of $500,000, related to our incentive compensation plan of 2004, an increase in payroll and payroll related expenses of approximately $154,000, an increase in costs related corporate governance caused by Sarbanes-Oxley of $175,000, an increase in our corporate legal expenses of approximately $29,000 offset by a decrease of approximately $100,000 in infrastructure costs as compared to the same period in 2003.

        Interest income, net of interest expense. For the quarter and nine months ended September 30, 2004, interest income, net of interest expense increased, respectively, in comparison to the same periods in 2003. For both the quarter and nine months ended September 30, 2004, interest income, net of interest expense increased due to higher levels of excess cash on hand in comparison to the same periods in 2003.

        Other income (expense), net. For the quarter and nine months ended September 30, 2004, other income (expense), net decreased in comparison to the same period in 2003. This decrease is attributable to costs of $380,000 related to a non-recurring expense from the settlement of a previously owned subsidiary’s facility lease offset by payments received from a previously written-off note receivable and equity investment.

        Provision (benefit) for income taxes. We provided approximately a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2004. The benefit from income taxes for the three and nine months ended, September 30, 2003 was $225,000 and $705,000, respectively. During the three months ended June 30, 2003, we recognized a tax benefit of $470,000, which is associated with the recovery of carryback operating losses paid in prior years pursuant to the Economic Stimulus package of 2002. During the three months ended, September 30, 2003, we recognized a benefit from income taxes of $300,000, which is attributed to the reduction in deferred income tax accruals associated with certain tax deductions taken in the Company’s 1999 Federal Tax return. Offsetting these refund claims, we provided a 4% effective tax rate for both the three-months and nine-months ended September 30, 2003 for the anticipated federal alternative minimum taxes and minimum state income taxes due for 2003. Given our limited history of profitability, we have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

        In fiscal year 1999, the Company recorded approximately $1.1 million of tax reserves related to certain state tax consequences of the gain on the sale of Star Medical.  As of October 15, 2004, the statute of limitations period for assessing state tax for fiscal year 1999 has expired.  As such, the Company will reduce the $1.1 million of aforementioned tax reserves in the fourth quarter ended December 31, 2004.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000‘s omitted except in current ratio calculation):

	Nine months ended September 30,		Change 2004 to 2003
	2004	2003	Dollars	%
Operating cash flows	$ 6,653	$ 403	$ 6,250	1,551%
Investing cash flows	(533)	(174)	(359)	(206%)
Financing cash flows	2,831	4,539	(1,708)	(38%)
Capital expenditures, net	533	181	352	194%
Additionally, our cash position, working capital, accounts receivable, inventories, working capital and current ratio are shown below for the periods indicated.

	September 30, 2004	December 31, 2003	Change Dollars	Change %
Cash and cash equivalents	$19,510	$10,559	$8,951	85%
Accounts receivable, net	7,517	6,637	880	13%
Inventories, net	5,142	3,385	1,757	52%
Working capital	21,784	13,670	8,114	59%

Current ratio	2.99	2.87	.12	4%

        As of September 30, 2004, we had $19.5 million in cash and cash equivalents. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of September 30, 2004, we had no long-term debt.

        Operating cash flows provided cash from operating activities for the nine months ended September 30, 2004. This increase primarily reflects the increase of net profits, payables, liabilities and deferred revenue offset by increases in accounts receivables, inventories and other current assets. The primary changes in operating cash flows are from increases in accounts receivable, which corresponds with the increase in our product revenues, an increase in inventory versus year end levels, which is attributed to new product activities associated with the StarLux product line and increases in deferred revenue, which is mainly made up of deferred revenue relating to our upgrade option to trade-in existing products for a new StarLux system for an upgrade fee. Net cash used in investing activities for the nine months ended September 30, 2004 primarily reflect cash used for the purchases of capital equipment. Cash provided by financing activities for the nine months ended September 30, 2004 were a result of exercises of stock options and purchases of common stock pursuant to the employee stock purchase plan offset by costs related to the issuance of common stock.

        We anticipate that capital expenditures for the remainder of 2004 will total approximately $100,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to

Palomar over approximately the first 30 months of the agreement. On June 28, 2004, Palomar and The Gillette Company announced that they have completed the initial phase of this agreement, and both parties have moved into the next phase. The original agreement provided for $7 million in development funding from Gillette. Under this amendment, Gillette will provide $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006. We recognized $2.3 million of funded product development revenues from The Gillette Company during the nine months ended September 30, 2004. Any amounts received in advance are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. This revenue is included in funded product development revenue in the accompanying statements of operations. We recognized $939,000 of funded product development revenues from the Department of the Army during the nine months ended September 30, 2004.

Contractual obligations

        It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to inventory purchase commitments and operating lease commitments, as disclosed in the table of contractual obligations below. In addition, it is not our normal policy to issue guarantees to third parties.

        In August 1995, we entered into an agreement with Massachusetts General Hospital whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, we further amended this agreement to extend its exclusive research agreement for an additional five years. In addition to laser hair removal, the agreement has been expanded to include research and development in the fields of fat removal and acne treatment. We have the right to exclusively license, on royalty terms to be negotiated, the Palomar-funded inventions related to this research. Under the terms of this agreement, we have paid Massachusetts General Hospital $475,000 on an annual basis for clinical research through August 2004. Palomar signed an extension for clinical research to support three additional months of funding and is in discussions with Massachusetts General Hospital to extend this agreement for clinical research beyond October 2004.

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby the Company is obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense in 2004 totaled approximately $2.0 million.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        The following table summarizes our estimated contractual cash obligations as of September 30, 2004, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

	Remainder of 2004	2005	2006	2007	2008	Thereafter
Purchase commitments	$3,602	$229	$--	$--	$--	$--
Operating leases	240	949	949	949	949	712

Total	$3,842	$1,178	$949	$949	$949	$712

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

        We have sued Cutera, Inc. (formerly Altus Medical Inc., See Legal Proceedings) for patent infringement, and we are involved in patent disputes with other third parties. Such other disputes may also result in litigation. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Any adverse result in litigation could weaken the strength of the patents involved, have a material adverse effect on our business, financial condition and results of operations.

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

Managing our relationship with Johnson & Johnson Consumer Companies (“JJCC”) effectively may divert the attention of key technical personnel and management from the core business. If JJCC ends the relationship our stock price could fall, and we may be unable to develop and commercialize home-use, light-based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

        On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. (“JJCC”), a Johnson & Johnson company, to develop and commercialize home-use, light-based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. We believe that this represents a unique opportunity to bring light based devices to the mass market. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such devices even though such devices will not likely be commercialized for several years, if ever. In addition, we cannot be sure that JJCC will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement. During the term of the agreement, JJCC has the ability to choose not to continue and may terminate the agreement. If JJCC terminates the agreement, the price of our common stock could fall significantly, and we will not receive certain payments. We may proceed to develop and commercialize the devices on our own or with a third party. However, there can be no assurance that we will be able to successfully implement such a strategy. There can be no assurance that valid patents will cover these devices in any or all countries, in which the devices will be manufactured, used or sold. This could have a material adverse effect on our business, results of operations and financial condition.

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

        During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II – Other information

Item 1. Legal proceedings

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital has been added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. Fact discovery is on-going. A trial date has not yet been set.(See “Cautionary Statements”)

Item 2. Changes in securities, use of proceeds and issuer purchases of securities.

      Not applicable.

Item 3. Defaults upon senior securities

      Not applicable.

Item 4. Submission of matters to a vote of security holders

      Not applicable.

Item 5. Other information.

      Not Applicable.

Item 6. Exhibits and reports on Form 8-K

         (a) Exhibits

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-28- (b) Reports on Form 8-K

During the three months ended September 30, 2004 we furnished the following Form 8-Ks. Information regarding each item reported on is listed below.

Date filed or Furnished	Item No.	Description
September 7, 2004	99.1 *	Press Release dated September 7, 2004 entitled "Palomar Medical Signs Agreement with Johnson & Johnson Consumer Companies to Develop Home-Use, Light-Based Devices for Skin Rejuvenation, Acne and Cellulite".
		* Filed under application for confidential treatment.

July 29, 2004	99.2	Press Release dated July 29, 2004 entitled " PALOMAR MEDICAL REPORTS RECORD REVENUES AND PROFITABILITY FOR SECOND QUARTER 2004 Revenues Increase by 53 Percent; Operating Income More than Triples;"

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: November 5, 2004	By: /s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: November 5, 2004	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

-30-