Form 10-K
period 2004-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2005-03-11
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 2004

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3128178 (I.R.S. Employer Identification No.)

82 Cambridge Street Burlington, MA (Address of principal executive offices)	01803 (Zip Code)

(781) 993-2300 (Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.01 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X|     No |_|

         The aggregate market value of the voting and non-voting common equity (based upon the closing price reported by Nasdaq on June 30, 2004) of Palomar Medical Technologies, Inc., held by nonaffiliates was $204,869,095. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officers and directors have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

        As of March 9, 2005, 16,708,069 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement to be filed prior to April 30, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Introduction

        Palomar Medical Technologies, Inc. (“Palomar”) is a leading researcher and developer of light based systems for hair removal and other cosmetic procedures. Throughout its history, Palomar has remained on the forefront of technology:

•	1996 Palomar introduced the first high powered laser hair removal system
•	1997 Palomar obtained FDA clearance for the first high powered laser hair removal system
•	1997 Palomar was first to obtain FDA clearance for high power diode laser system
•	1998 Palomar was the first to obtain FDA clearance for permanent hair reduction
•	1999 Palomar was first to obtain FDA clearance for sub-zero cooled laser system
•	2000 Palomar was first to obtain FDA clearance for a super long pulse laser system
•	2001 Palomar introduced the cost effective and upgradeable Lux Platform
•	2001 Palomar introduced the Q-Yag5(TM)system for tattoo and pigmented lesion removal
•	2003 Palomar signed a Development and License Agreement with The Gillette Company (NYSE: G) to complete development and commercialize a patented home-use, light based hair removal device for women
•	2004 Palomar signed a Development and License Agreement with The Gillette Company (NYSE: G) to complete development and commercialize a patented home-use, hair removal device for women
•	2004 Palomar introduced the StarLux Pulsed Light and Laser system which incorporates a single power supply system capable of operating both lasers and lamps
•	2004 Palomar was awarded a research contract by the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae
•	2004 Palomar signed a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc ("JJCC"), a Johnson & Johnson company (NYSE: JNJ), to develop, clinically test and potentially commercialize home-use, light based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne

Palomar is continuously researching, developing and testing new and exciting innovations to further advance the hair removal market and other cosmetic applications, including fat reduction, acne treatment and skin rejuvenation. With its unique focus on both the professional and consumer markets, Palomar is positioned to capitalize on the ever expanding market for improving personal appearance.

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

        On December 7, 1998, Palomar entered into an Agreement with Coherent, Inc. (Coherent Medical Group, a former subsidiary of Coherent, was subsequently sold to ESC Medical, now known as “Lumenis, Inc.” and hereinafter referred to as “Lumenis”) to sell all of the issued and outstanding common stock of Palomar’s subsidiary, Star. Palomar completed the sale of Star to Lumenis on April 27, 1999.

        On February 14, 2003, Palomar entered into a Development and License Agreement with The Gillette Company to complete development and commercialize a home-use, light based hair removal device for women. Palomar believes that this device will be protected by multiple patents within its patent portfolio. (See Note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits.”) On June 28, 2004 Palomar and Gillette announced that they completed the initial phase of their agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations.

        On February 18, 2004, Palomar announced that it was awarded a $2.5 million research contract by the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae, or PFB, commonly known as “razor bumps.” Though the project was scheduled to last for nineteen months, Palomar now believes it will need several more months to complete the work.

        On September 1, 2004 Palomar entered into a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc (“JJCC”), a Johnson & Johnson company, to develop, clinically test and potentially commercialize home-use, light based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. Palomar believes that these devices will be protected by multiple patents within its patent portfolio. (See Note 13, “Joint Development and License agreement with Johnson & Johnson Consumer Companies (“JJCC”), a Johnson & Johnson company” and exhibit 10.24, “Joint Development and License Agreement By and Between Palomar Medical Technologies and Johnson and Johnson Companies, Inc. dated September 1, 2004”).

        Palomar has one operating subsidiary, Palomar Medical Products, Inc. located at Palomar’s headquarters in Burlington, Massachusetts, which oversees the manufacture and sale of Palomar’s lamp and laser based systems currently on the market.

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

Principal Products

        Palomar researches, develops, manufactures, markets, sells and services light based products used to perform procedures addressing medical and cosmetic concerns. Palomar offers a comprehensive range of products based on proprietary technologies that include, but are not limited to:

•	Hair removal
•	Non-invasive treatment of facial and leg veins and other benign vascular lesions, such as rosacea, spider veins, port wine stains and hemangiomas
•	Removal of benign pigmented lesions such as age and sun spots
•	Tattoo removal
•	Acne treatment
•	Wrinkle removal
•	Pseudofolliculitis Barbae or PFB treatment
•	Treatment of red pigmentation in hypertrophic and keloid scars
•	Treatment of verrucae, skin tags, seborrheic keratosis
•	Deep tissue heating for relief of muscle and joint pain
•	Other skin treatments

        Market surveys report that the great majority of men and women in the United States, and many other parts of the world, employ one or more techniques to temporarily remove hair from various parts of the body, including waxing, depilatories, tweezing and shaving. Compared to these hair removal techniques, Palomar’s light based hair removal processes provide significantly longer-term cosmetic improvement. Compared to other light based hair removal devices, Palomar’s Lux platform is more versatile, treats larger areas in less time, are less painful and are more cost effective.

        Lux Platform. With increasing market acceptance of light based treatments for new applications, Palomar recognized the need for a cost effective platform that could expand with the needs of customers. In 2001, Palomar announced the first product with the Lux Platform: the EsteLux® Pulsed Light System. The EsteLux was first sold with the LuxY™ handpiece for hair removal and treatment of pigmented lesions. In rapid succession, Palomar developed five additional handpieces: LuxG™, LuxR™, LuxRs™, LuxB™ and LuxV™, allowing customers to add additional applications to their treatment portfolio and provide specifically tailored procedures. In March 2003 at the American Academy of Dermatology tradeshow, Palomar introduced the higher priced MediLux™ Pulsed Light System with the same six handpieces, but also with higher power, faster repetition rate and a new snap-on connector for faster changes between handpieces. In October 2003, Palomar introduced the lower cost NeoLux™ Pulsed Light System with three handpieces, the LuxY, LuxR and LuxRs, specifically targeted at the beauty industry. In February 2004, Palomar enhanced the upgrade opportunities for its customers with the introduction of the StarLux™ Pulsed Light and Laser System with increased power, a computer controlled touch screen, instant handpiece recognition, active contact cooling, and a long pulse Nd:YAG laser handpiece, the Lux 1064. The StarLux began shipping in June of 2004. In January 2005, the Lux 1064 laser handpiece received FDA clearance, and in February 2005, Palomar introduced the VisiLux 1064™ handpiece with a digital camera and visualization screen for improved imaging and treatment. In February 2005, Palomar introduced a new infrared handpiece, the Lux IR.

        The Lux systems offer a suite of applications at a fraction of the cost of other competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux system when ready. The Lux platform enables Palomar to custom tailor products to fit almost any professional medical office or spa location and provides customers with the comfort that the system is able to grow with their practice. The StarLux, MediLux, EsteLux and NeoLux systems are affordable and versatile cosmetic light based systems.

        In addition to being cost effective and upgradeable, the platform includes many technological advances. For example, the platform includes Palomar’s Smooth Pulse technology which sets a new standard in safe and comfortable treatments. The Smooth Pulse technology spreads power evenly over the entire pulse of light allowing Palomar to provide ideal wavelengths for faster results in fewer treatments. By contrast, competitive systems deliver a power spike at the beginning of each pulse which can cause injury at the most effective wavelengths. The Smooth Pulse technology also extends the life of the light source allowing Palomar to offer one year, unlimited pulse count warranties or up to 100,000 pulses which ever occurs first on most lamp handpieces. Palomar sells replacement handpieces to existing customers providing a reoccurring revenue stream.

        The Lux pulsed light handpieces combine the latest technology with simple, streamlined engineering that is both effective and economical. Long pulse widths and SpectruMax™ filtering provide increased safety and efficacy. Efficacy is further improved through Palomar’s Photon Recycling process which increases the effective fluence by capturing light scattered out of the skin during treatments and redirecting it back into the treatment target. Offering the largest spot size on the market and high repetition rates allows for a fast coverage rate which is especially important when removing hair from large areas such as legs and backs. A back or a pair of legs can be treated in approximately thirty minutes, and a smaller area, such as the underarms, in even less time. The system’s simple operation opens its applications to a wider band of worldwide users.

    EsteLux. During 2001, Palomar received FDA clearance to market and sell the Palomar EsteLux™ Pulsed Light System. In 2002 and 2003, Palomar offered six handpieces for the EsteLux system: LuxY, LuxG, LuxR, LuxRs, LuxB and LuxV. These handpieces emit pulses of intense light to treat unwanted hair, solar lentigo (sunspots), rosacea, actinic bronzing, spider veins, birthmarks, telangiectasias, acne and more. The LuxY handpiece is used for hair removal for large body areas and for pigmented lesion treatments. The LuxG handpiece delivers the RejuveLux™ process — photofacial treatments that remove pigmented and vascular lesions to improve skin tone and texture. The LuxR handpiece can be used to remove hair on all skin types, from the fairest to the darkest, including deep tans. Likewise, the LuxRs handpiece can be used to remove hair on all skin types, but it has concentrated power in each pulse resulting in permanent hair reduction in fewer treatments. The LuxB handpiece provides effective treatment of lighter pigmented lesions on fair skin as well as leg and spider veins, and the LuxV handpiece treats pigmented lesions and mild to moderate acne. With these complimentary handpieces, the Lux Platform is one of the most affordable and multifaceted systems in the market.

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

    StarLux. In February 2004, Palomar launched the Palomar StarLux™ Pulsed Light System, and in June 2004, Palomar began shipping this system. The StarLux has a single power supply capable of operating both lasers and lamps. The StarLux includes increased power, integrated contact cooling and a full color touch screen for easy operation. Currently, the StarLux operates five of the EsteLux / MediLux handpieces, namely the LuxY, LuxG, LuxR, LuxRs, and LuxV. In addition, the increased power of the StarLux allows for the operation of a long pulse Nd:YAG laser handpiece, the Lux1064™. In January 2005, the Lux 1064 laser handpiece received FDA clearance for a variety of applications, including but not limited to removal of pigmented and vascular lesions, including visible leg veins, tattoo and hair removal, treatment of wrinkles, removal of red pigmentation in hypertrophic and keloid scars and treatment of pseudofolliculitis barbae. The Lux1064 is a high power laser handpiece to feature Smooth Pulse technology and Active Contact Cooling while also providing multiple spot sizes. Palomar’s patented Active Contact Cooling technology sends a chilled water supply through the handpieces, thus cooling the skin before, during, and after treatment. This unique feature ensures maximum safety and comfort during treatment. The StarLux’s high-powered treatments deliver long-lasting and even permanent results. For the lamp handpieces, fluences up to 50 J/cm2, the largest available spot size (up to 16 x 46 mm), and a wide spectrum of optimal wavelengths (400-1400 nm), provide outstanding efficacy. With fluences up to 700 J/cm2, the Lux 1064 provides visible leg vein removal. The StarLux full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters. In February 2005, Palomar introduced the VisiLux 1064™ handpiece which includes a digital camera and a visualization screen to provide enhanced imaging and magnification of the area of skin to be treated to increase ease of use and improve treatment. In February 2005, Palomar also introduced a new infrared handpiece, the Lux IR, for deep tissue heating for relief of muscle and joint pain (pending FDA clearance). Palomar expects to seek further FDA clearances for the Lux IR including skin tightening, skin lifting and wrinkle removal.

        Q-YAG 5. During 2001, Palomar received FDA clearance to market and sell the Palomar Q-YAG 5™ system for tattoo and pigmented lesion removal. The Palomar Q-YAG 5 is a Q-switched, frequency-doubled Neodymium laser. This laser system allows users to switch between a 1064-nm single-wavelength beam and a 1064/532-nm mixed-wavelength beam. The combination of wavelengths allows users to treat a full spectrum of colors and inks, and the system’s design lowers costs and allows broader use of the instrument. The single 1064-nm wavelength is ideal for treating darker tattoo inks and dermal-pigmented lesions, such as Nevi of Ota common in Japan and other Pacific Rim countries. The mixed 1064/532-nm wavelength is better suited for brighter colors and epidermal-pigmented lesions, such as solar lentigines. In addition, the mixed wavelength permits brighter, more superficial and deeper and darker target areas to be treated simultaneously. The Palomar Q-YAG 5 incorporates the laser into the handpiece making it smaller and lighter than competitive systems, which is especially desirable for mobile and/or small physician offices. These attributes reduce the cost, increase the reliability of the system and eliminate costly optics and service problems that are common with other high power Q-Switched lasers.

        Legacy Products. Palomar no longer sells the EpiLaser™ or E2000™ hair removal laser systems, the RD-1200™ Q-switched ruby laser or SLP1000® Diode Laser System. However, Palomar continues to service these systems. During 1996, using Palomar’s core ruby laser technology, originally developed for tattoo removal and pigmented lesions, Palomar developed a long pulse ruby laser, the EpiLaser, that was specifically configured to allow the appropriate wavelength, energy level and pulse duration to be absorbed effectively by the hair follicle without being absorbed by the surrounding tissue. That, combined with a cooling handpiece, allowed for safe and effective hair removal. In March 1997, Palomar was the first company to receive FDA clearance to sell and market a ruby laser (the EpiLaser system) in the U.S. for hair removal. The Palomar EpiLaser was cleared by the FDA for permanent hair reduction in March 1998. During 1998, Palomar introduced its second-generation ruby laser, the Palomar E2000™ hair removal laser system; a product that was superior to hair removal lasers then available in a number of respects, including speed and efficacy. The FDA cleared the E2000 for permanent hair reduction. The RD-1200™ is a Q-switched ruby laser for tattoo removal and treating pigmented lesions. The SLP1000 is a high-powered diode laser that delivers energy over a relatively long time period using a technology called “Super Long Pulse Technology”. The SLP1000 is the first diode laser using Super Long Pulse Technology and interchangeable handpieces to provide hair removal and vascular lesion treatments to virtually all skin types. In addition, the SLP1000 is compact and easy to use.

Sales, Marketing and Distribution

        As of December 31, 2004, Palomar’s sales and marketing organization consisted of 41 employees. Palomar’s direct sales representatives operate within their respective regions and engage customers directly and employ targeted lead generation programs such as regional seminars. Palomar also manages customer opportunities through Palomar’s strategic distribution relationships with exclusive distributors.

Direct Sales Force

        Palomar sells products in the U.S. primarily through its direct sales force to dermatologists, cosmetic surgeons and general practitioners as well as to other licensed practitioners. Palomar’s domestic direct sales force is organized into regions and each region is managed by a regional sales manager. Palomar’s direct relationships with its customers are generally governed either by customer purchase orders and Palomar’s acknowledgement of those orders or by purchase contracts.

Global Distribution

        In Palomar’s international sales and marketing efforts, Palomar employs a global network of strategic distributors. Palomar has established distribution relationships throughout Europe, Japan, Australia, South and Central America, the Far East, and the Middle East. As of December 31, 2004, Palomar utilized 35 distributors in 45 countries. Generally, Palomar’s distributors enter into a one to two year agreement not to sell our competitor’s products. Palomar’s sales strategy is to choose the most productive and practicable distribution channel within each of its geographic markets.

        The following table shows product revenue relating to Palomar’s international sales activities during each of the last three fiscal years by geographic region:

At December 31,	2004	2003	2002
United States	63%	53%	46%
Japan	10	18	35
Canada	10	9	7
Europe	7	8	4
Australia	3	4	4
Asia/Pacific	6	4	3
South and Central America	1	4	1

Total	100%	100%	100%

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

        Palomar’s customer service center and depot repair facility is located at Palomar’s Burlington, Massachusetts headquarters. Certain independent distributors also maintain service centers and parts depots at their facilities and are required to attend Palomar’s formal training to become certified in the repair and maintenance of each of Palomar’s products.

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

Products Under Development

        Palomar is engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other light based products for the removal of unwanted hair, tattoos, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including wrinkles and skin tone and texture. Palomar performs its own research as well as with partners, including The Massachusetts General Hospital Corporation (“Massachusetts General Hospital”). Product development is performed by scientists and engineers at Palomar’s headquarters. Palomar directs resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions and tattoos, acne and wrinkle removal, and other products for new markets, such as fat reduction, including treatment of cellulite.

        On February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based hair removal device for women. Palomar believes that this device will be protected by multiple patents within its patent portfolio. This consumer hair removal device is expected to be safe and effective for use on women’s legs, underarms, bikini line and other areas where a woman might find it necessary to shave, apply hair-removal creams, or undergo waxing, electrolysis, or laser or other light based professional treatments in a doctor’s office, clinic, spa or salon. The parties have completed the first phase and have decided to move into the next phase. The original agreement provided up to $7 million in initial development support funding to be paid by Gillette to Palomar over approximately the first 30 months of the agreement. Under a June 2004 amendment, Gillette agreed to provide $2.1 million in additional development funding over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006. In 2004, Gillette provided $3.1 million in funded product development. (See Note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        On February 18, 2004, Palomar announced that it was awarded a $2.5 million research contract by the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB, commonly known as “razor bumps”. Though the project was scheduled to last for nineteen months, Palomar believes it will need several more months to complete the work. PFB is called “the most significant dermatologic disease in the US Army” in an article by Brauner GJ, Flaudesmeyer KL. entitled “Pseudofolliculitis barbae: Medical consequences of interracial friction in the US Army”, Cutis, 1979, 23:61-66. PFB affects combat readiness, unit cohesion, and individual morale of over 50% of African American and Hispanic military personnel according to an article by Perry PK, Cook-Bolden FE, et al. entitled “Defining pseudofolliculitis barbae in 2001", JAAD, 2002, 46:S113-S119. The importance of a solution to the PFB problem is increasing along with the changing demographics of the military. According to Semiannual Race/Ethnic/Gender Profile by Service/Rank, Sept. 2000 the percentage of African-Americans and Hispanics in the services is currently twice that in the civilian population and growing. Palomar believes that this device will be protected by multiple patents within its patent portfolio.

        As of September 1, 2004, Palomar entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. (“JJCC”), a Johnson & Johnson company, to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. The agreement provides for JJCC to fund Palomar's research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, JJCC will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon JJCC deciding to continue, JJCC will be obligated to fund the development of the selected devices. If JJCC decides not to continue, Palomar may proceed in fields not selected by JJCC to develop and commercialize these and other devices on our own or with a different party. At the end of the development phase, JJCC will decide whether or not to commercialize one or more of the devices in one or more fields. Upon JJCC deciding to commercialize one or more of the devices, JJCC will make payments to Palomar for each selected field. Upon commercial launch of the first device in each selected field, JJCC will make a payment to Palomar, and for all devices sold for use in each selected field, JJCC shall pay Palomar a percentage of sales of such devices and certain topical compounds. If JJCC decides not to commercialize or fails to launch a device, Palomar may proceed in fields not selected by JJCC to develop and commercialize these and other devices on our own or with a different party. Palomar recognized $318,000 of funded product development revenues from JJCC during the twelve months ended December 31, 2004. Any amounts received in advance of services performed are recorded as deferred revenue. Payments are not refundable if the development is not successful. (See Note 13, “Joint Development and License agreement with Johnson & Johnson Consumer Companies (“JJCC”), a Johnson & Johnson company” and exhibit *10.27 “Joint Development and License Agreement by and between Palomar Medical Technologies, Inc. and Johnson and Johnson Companies, Inc.”, dated September 1, 2004 (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on September 7, 2004, and incorporated herein by reference)

Production, Sources and Availability of Materials

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

Patents and Licenses

        Palomar’s success and ability to compete are dependent on its ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. Palomar relies on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect its proprietary technology. These legal protections afford only limited protection for its technology. Palomar is presently the exclusive licensee of two United States patents and the non-exclusive licensee of three United States patents and corresponding foreign patents and pending applications owned by Massachusetts General Hospital, and Palomar is also the joint owner with and exclusive licensee of Massachusetts General Hospital of three other United States patents and corresponding foreign patent and pending applications. In addition, Palomar is the sole owner of nine United States patents and corresponding foreign patent and pending applications, and Palomar has rights to other patents under exclusive and non-exclusive licenses.

        Palomar seeks to limit disclosure of its intellectual property by requiring employees, consultants and any third party with access to Palomar’s proprietary information to execute confidentiality agreements with Palomar and often agreements that include assignment of rights provisions to Palomar. Due to rapid changes in technology, Palomar believes that factors such as the technological and creative skills of its personnel, new product developments and enhancements to existing products are as important as the various legal protections of Palomar’s technology to establishing and maintaining a leadership position.

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

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment technology for hair removal developed at Wellman Laboratories of Photomedicine (“Clinical Trial Agreement”). In July 1999, Palomar amended this agreement to extend its research relationship for an additional five years, until August 2004, and to cover the additional fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used. On August 1, 2004 Palomar and Massachusetts General Hospital entered into a new agreement (the “Research Agreement”) whereby Massachusetts General Hospital agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light (hereinafter referred to, as “hair removal,”). The Research Agreement has a term of three years, until August 2007, and Palomar will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research.

        Palomar also entered into a license agreement with Massachusetts General Hospital in August of 1995 (“License Agreement”) through which Palomar is the exclusive licensee of certain U.S. and foreign issued patents and pending patent applications in the field of hair removal, including U.S. Patent Nos. 5,595,568 and 5,735,844, European Patent Nos. 0 806 913 B1 and EP 1 230 900 B1 and Chinese Patent No. ZL96191751.2. At an opposition hearing held December 1, 2004, EP 0 806 913 B1 was revoked and such revocation is being appealed by Palomar and Massachusetts General Hospital. Under the Clinical Trial Agreement and a joint patent agreement many joint patent applications have been filed. Palomar is a joint owner of such joint patent applications On February 18, 2003, Palomar and Massachusetts General Hospital signed a fourth amendment to the License Agreement, providing Palomar with exclusive licenses in all fields to existing and future joint patents and applications provided Palomar meets certain due diligence obligations.

        Palomar has the right to sublicense patents licensed to it under the License Agreement. Palomar pays Massachusetts General Hospital royalties on sales of Palomar’s products covered by these licensed patents and a percentage of the royalties Palomar receives from its sub-licensees. Palomar currently sublicenses certain competitors to U.S. Patent Nos. 5,595,568 and 5,735,844 and foreign counterparts. One of these licensees is Lumenis, Inc. On June 17, 2004, Palomar and Lumenis settled their on-going litigation concerning both patent infringement and contractual matters and Lumenis agreed to pay $4.09 million over the next six quarters for royalties due on sales of its LightSheer system made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay Palomar a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. In addition, Lumenis granted Palomar a paid up license to a variety of Lumenis’ patents for Palomar’s light based devices and Palomar granted Lumenis a paid up license to the ‘568 and ‘844 patents for Lumenis’ lamp based devices. Importantly, both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

        Palomar also licenses Gillette, to U.S. Patent Nos. 5,595,568 and 5,735,844 and foreign counterparts and other patents for the development and commercialization of a home-use, light based hair removal device for women. Palomar licenses JJCC to other patents for the development and commercialization of home-use, light based devices for reducing fat including cellulite, reducing appearance of skin aging, and reducing or preventing acne.

Dependence on a Single Customer

        For the years ended December 31, 2004, 2003 and 2002, Palomar had two customers that accounted for 9%, 20% and 35% of net sales, respectively. At December 31, 2004, 2003 and 2002, these customers accounted for 6%, 20% and 27% of trade receivables outstanding, respectively.

Backlog

        Palomar generally does not maintain a high level of backlog. As a result, Palomar does not believe that its backlog at any particular time is indicative of future sales levels.

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

Number of Employees

        As of December 31, 2004, Palomar employed 161 persons. Palomar is not subject to any collective bargaining agreements, has never experienced a work stoppage and considers its relations with its employees to be good.

SEC Filings Available on Website

        Palomar’s internet website address is www.palomarmedical.com. Palomar’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through Palomar’s internet website as soon as reasonably practicable after Palomar files such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

        Palomar occupies approximately 44,000 square feet of office, manufacturing and research space in Burlington, Massachusetts under a lease expiring in August 2009. Palomar believes that this facility is in good condition and is suitable and adequate for its current operations.

Item 3. Legal Proceedings

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position. On January 14, 2005, Cutera filed a motion for summary judgment that the patent claims being asserted are invalid and not infringed. Palomar and the Massachusetts General Hospital filed a response vigorously defending both the validity of the patent claims and the infringement of those claims by Cutera’s CoolGlide products. A trial date has not yet been set. (See “Cautionary Statements”)

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        Palomar’s common stock is currently traded on the Nasdaq National Market (“Nasdaq”) under the symbol PMTI. The following table sets forth the high and low bid information on Nasdaq for the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

	Fiscal Year 2004
	High	Low
Quarter ended March 31, 2004	$ 18.45	$ 9.33
Quarter ended June 30, 2004	20.95	13.45
Quarter ended September 30, 2004	23.67	13.00
Quarter ended December 31, 2004	27.66	17.35

	Fiscal Year 2003
	High	Low
Quarter ended March 31, 2003	$ 3.86	$ 1.00
Quarter ended June 30, 2003	5.86	3.02
Quarter ended September 30, 2003	8.90	4.40
Quarter ended December 31, 2003	11.00	6.16

        As of February 28, 2005, Palomar had 3,943 holders of record of common stock. This does not include holdings in street or nominee names.

        Palomar has not paid dividends to its common stockholders since its inception and does not plan to pay dividends to its common stockholders in the foreseeable future. Palomar intends to retain substantially all earnings to finance the operations of the company. Palomar may buy back shares of its common stock on the open market from time to time.

Item 6. Selected Financial Data

        The following table sets forth selected consolidated financial data for each of the last five fiscal years. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

-10-

Selected Financial Data
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, expect per share data)
Consolidated Statements of Operations
Data:

Revenues:
Product revenues	$ 45,810	$ 31,332	$ 22,549	$ 11,158	$ 8,781
Royalty revenues	4,052	841	2,869	5,496	4,395
Funded product development
revenues	4,570	2,600	--	--	--

Total revenues	54,432	34,773	25,418	16,654	13,176

Costs and expenses (income):

Cost of product revenues	15,514	13,031	11,200	9,153	8,771
Cost of royalty revenues	1,621	336	1,148	2,199	1,758
Research and development	10,296	6,575	4,360	6,045	7,851
Selling and marketing	12,030	8,483	5,785	3,504	3,153
General and administrative	5,229	3,739	3,067	2,492	3,866
Goodwill and asset write-off	--	--	--	--	746
Gain from sale of subsidiary	--	--	--	--	(2,440)

Total cost and expenses	44,690	32,164	25,560	23,393	23,705

Income (loss) from operations	9,742	2,609	(142)	(6,739)	(10,529)

Other income (expense):
Interest income	256	74	74	759	1,203
Interest expense	(6)	(28)	(120)	(98)	(155)
Other income (expense), net	(214)	58	227	185	380

Income (loss) before benefit
from income taxes	9,778	2,713	39	(5,893)	(9,101)

Benefit from income taxes	855	656	--	422	226
Cumulative effect of change
in accounting method	--	--	--	--	(712)

Net income (loss)	$ 10,633	$ 3,369	$ 39	$(5,471)	$(9,587)

Basic net income (loss) per common
share:
Continuing operations	$ 0.68	$ 0.25	$ --	$ (0.54)	$ (0.90)
Cumulative effect of change
in accounting method	--	--	--	--	(0.07)

Total basic net income (loss)
per common share	$ 0.68	$ 0.25	$ --	$ (0.54)	$ (0.97)

Diluted net income (loss) per common share:
Continuing operations	$ 0.60	$ 0.21	$ --	$ (0.54)	$ (0.90)
Cumulative effect of change
in accounting method	--	--	--	--	(0.07)

Total diluted net income (loss)
per common share	$ 0.60	$ 0.21	$ --	$ (0.54)	$ (0.97)

Weighted average number of
common shares outstanding:
Basic	15,689	13,399	11,372	10,805	10,247

Diluted	17,720	15,917	11,372	10,805	10,247

	Years Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:

Working capital	$28,163	$13,670	$ 3,934	$ 2,944	$ 8,864
Total assets	39,599	21,660	13,398	13,171	21,000
Long-term debt	--	--	--	--	500
Total stockholders' equity	29,174	14,364	4,718	3,896	9,365

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

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

-11-

•	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

•	other risks indicated below under the caption "Cautionary Statements".

        These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Critical accounting policies

        Our policies are more fully described in Note 1 of our Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

        Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

        Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables, we defer the fair value ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

        Revenues from the sale of service contracts is deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with SAB 104 and EITF 00-21, based on the relative fair market value of each element.

        We recognize royalty revenue from licensees upon receipt of cash payments since the royalty amounts are not fixed and determinable at the end of a quarter. In general, licensees are obligated to make payments 30 days after the end of each quarter.

        We account for funded development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc. (“JJCC”) in accordance with the work plan that was developed with both Gillette and JJCC. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or JJCC are recorded as deferred revenue. Payments from both Gillette and JJCC are non refundable if the development is not successful.

        We provide services under a $2.5 million research contract with the United States Department of the Army to develop a self-treatment light based device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered.

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

        Inventory Reserves. As a designer and manufacturer of high technology equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Included in our inventory are demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such as cost of goods sold at the time of such determination. Although we perform a detail review of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of its inventory to its net realizable value.

        Warranty Provision. We typically offer a one-year warranty for all of our products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

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

Overview

        We are engaged in research, development, manufacturing and distribution of proprietary light based systems for hair removal and other cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light based systems for cosmetic treatments through our research and development as well as with our partnerships with Massachusetts General Hospital’s Wellman Laboratories and other centers throughout the world. We are continually developing and testing new indications to further the advancement in cosmetic light based hair removal techniques, cellulite reduction, acne treatment, Pseudofolliculitis Barbae (“PFB”) treatment and skin rejuvenation. During the year, we continued to build a strong relationship with the Gillette Company and forged new alliances with the Johnson & Johnson Consumer Company (“JJCC”) and the Department of the Army.

        During 2004, we improved product gross profits by 66% due to a higher margin product mix and the effects of increased sales volume in comparison to the same period in 2003. We also strengthened our balance sheet since the end of last year, including more than doubling our cash position and stockholders’ equity. The current ratio is now 3.7x, up substantially from 2.9x at the end of 2003, and we have no long-term debt.

        Our reported revenues for the year ended December 31, 2004, were $54.4 million, up from $34.8 million for the year ended December 31, 2003. Gross profit from product sales increased to $30.3 million (66 percent of revenues), up from $18.3 million (58 percent of revenues) in the year-earlier period. We also reported net income of $10.6 million, or $0.60 per diluted share, for the year ended December 31, 2004, versus net income of $3.4 million, or $0.21 per diluted share, for the year ended December 31, 2003.

        Over the last three years, most of our revenue has included the Lux family of products with their complementary handpieces, offering a suite of applications to the end user at a lower cost than other competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and if they prefer upgrade into more powerful Lux systems when ready. Additionally, the Lux platform enables us to custom tailor products to fit almost any professional medical office or spa location and provides our customers with the comfort that the system can grow with their practice. We have kept a commitment to continually provide value to customers who invest in our Lux system platform. We believe the Lux family of products are the most affordable and versatile cosmetic light based systems on the market.

        The StarLux, with it’s suite of handpieces, can be used for permanent hair reduction, the treatment of pigmented lesions, vascular lesions, leg veins, acne, wrinkles and other cosmetic applications. The StarLux can operate the LuxY™, LuxG™, LuxR™, LuxRs™, and LuxV™ lamp handpieces as well as the Lux1064™ Nd:YAG laser handpiece. Incorporated into the StarLux is active contact cooling for safety, smooth pulse technology for comfort, AccuSpectrum™ technology for versatility, photon recycling for efficacy and a full-color touch screen for ease of use.

        The StarLux is welcomed into the Lux family of products by the MediLux™, EsteLux® and NeoLux™ Pulsed Light Systems. The EsteLux was the first Lux Platform product introduced and can operate the LuxY, LuxG, LuxR, LuxRs, LuxB and LuxV handpieces. The MediLux has more power than that of the EsteLux, a higher repetition rate and a snap-on connector for faster changes between handpieces. The MediLux can operate the same six handpieces as the EsteLux, which allows customers to add additional applications to their treatment portfolio and provide specifically tailored procedures to meet their demand. The lower priced NeoLux was developed specifically for the beauty industry. The NeoLux is a simple, three setting device that can operate the LuxY, LuxR and LuxRs handpieces.

        Our product revenue has increased each quarter during 2004 as compared to 2003 as a result of the increased product demand for the StarLux and Lux family of products. Due to this increased demand in the market place, we increased our domestic sales force throughout 2004. Looking forward, we would expect as our installed base of Lux family of products continues to increase that the demand for replacement handpieces will increase resulting in additional product revenue.

        During 2004, we continued to bolster our consumer device research and development programs. In September, we entered into a joint development and license agreement with Johnson & Johnson Consumer Companies (“JJCC”) to develop, clinically test and potentially commercialize home-use, light based devices for reducing or reshaping body fat including cellulite, reduce the appearance of skin aging and reducing or preventing acne. In June, we moved into the next phase of our agreement with The Gillette Company to develop and commercialize a home-use, light based hair removal device for woman. In addition, in February, we were awarded a $2.5 million research contract by the U.S. Department of the Army to develop a light based self-treatment device for the dermatologic disease Pseudofolliculitis Barbae or PFB, a disease that affects combat readiness, unit cohesion and individual moral of over 50% of African American and Hispanic military personnel.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Recent developments

        In February 2005, we introduced the VisiLux 1064™ handpiece, the LuxIR™ and the DermaType ™ skinphotometer. The VisiLux1064 Laser handpiece features a built-in, high resolution camera which projects an image of the treatment area onto an LCD screen mounted on the handpiece. The LCD screen provides real-time digital imaging for clear evaluation and treatment of leg veins and other targets. The camera magnifies the treatment area to about 4.5 times the actual size and through a proprietary illumination system enhances the image by contrasting the target against its background, for example, to provide clear viewing of deep veins. This innovation offers unparalleled visibility, treatment precision and ease of use while offering an additional laser alternative to our specialized family of Lux handpieces. We plan to begin shipments of the VisiLux1064 handpiece by the end of 2005.

        The LuxIR Infrared handpiece will be offered with the StarLux and delivers pulses of infrared light deep into the dermis to create carefully controlled areas of elevated temperature. This handpiece is pending FDA clearance for the temporary relief of muscle and joint pain, muscle relaxation and increased circulation. We intend to seek FDA clearance for creating a smoother, tighter skin appearance as the technology has been shown to trigger a biological response which leads to collagen remodeling in the dermis. Remodeled collagen can fill the skin to smooth out fine wrinkles and minor sagging, and can also stimulate increased collagen production to create visible long term results. This is our first handpiece to utilize infrared light for the treatment of skin rejuvenation. We plan to begin shipments of the LuxIR handpiece by the end of 2005.

        The DermaType Skinphotometer measures the melanin and blood content of skin in a matter of seconds. With this device, our customers will be able to quickly and accurately determine appropriate system settings for each patient to insure the safest and most accurate treatments are provided. The DermaType Skinphotometer can be used in conjunction with the StarLux, MediLux, EsteLux or NeoLux Systems, resulting in treatments perfectly tailored to the patient’s individual skin type. This device is not yet available for sale. We intend to seek FDA clearance for this device in the near future and begin shipments of the DermaType Skinphotometer this summer.

Results of operations

Year 2004 Compared to Year 2003

        The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2004 and 2003, respectively (in thousands, except for percentages):

					Change
	2004		2003		2004 to 2003
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$ 45,810	84%	$ 31,332	90%	$ 14,478	46%
Royalty revenues	4,052	7%	841	3%	3,211	382%
Funded product development revenues	4,570	9%	2,600	7%	1,970	76%

Total revenues	54,432	100%	34,773	100%	19,659	57%

Cost and expenses:
Cost of product revenues	15,514	29%	13,031	38%	2,483	19%
Cost of royalty revenues	1,621	3%	336	1%	1,285	382%
Research & development	10,296	19%	6,575	19%	3,721	57%
Selling & marketing	12,030	22%	8,483	24%	3,547	42%
General & administrative	5,229	10%	3,739	11%	1,490	40%

Total costs & expenses	44,690	82%	32,164	92%	12,526	39%

Income from operations	9,742	18%	2,609	8%	7,133	273%
Interest income	256	-%	74	-%	182	246%
Interest expense	(6)	-%	(28)	-%	22	(79%)
Other income (expense)	(214)	-%	58	-%	(272)	(468%)

Income before benefit from income taxes	9,778	18%	2,713	8%	7,065	260%
Benefit from income taxes	855	2%	656	2%	199	30%

Net income	$ 10,633	20%	$ 3,369	10%	$ 7,264	216%

        Product revenues. Sales of the newly introduced StarLux Pulsed Light and Laser System coupled with its additional handpieces were the leading contributor to our increase in product revenues. In addition, product revenues were favorably impacted by an increase of 5% in sales related to the other “Lux” family of products, which includes the MediLux, EsteLux and NeoLux and their additional handpieces an increase of 26% in revenue related to customer service sales offset by a decrease of 12% from sales related to the Q-Yag 5 product line and a decrease of 90% of sales related to our legacy products (the SLP1000 and the RD1200) as compared to the same period in 2003.

        International product revenue, consisting of sales by our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers was 37% of total product revenue for the year ended 2004 in comparison to 47% for the same period in 2003. This decrease as a percentage of revenues in international sales is directly attributed to the increase in domestic product sales and a decrease in sales to Japan.

        Royalty revenues. The increase in royalty revenue during 2004, in comparison to the same period in 2003, is attributed to our settlement agreement with Lumenis. Under the terms of the settlement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay us a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. In addition, Lumenis granted us a paid up license to a variety of Lumenis’ patents for our light based devices. We granted Lumenis a paid up license to the ‘568 and ‘844 patents for Lumenis’ professional lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future. During 2004, Lumenis made payments of approximately $1.4 million relating to the 5% royalty and approximately $1.9 million for back-owed royalties recorded as royalty revenue. (See Note 16, “Settlement of Litigation.”)

        Funded product development revenues. Funded development revenue increased during 2004 as compared to the same period in 2003. Funded development revenue is generated from the development agreements with Gillette and Johnson & Johnson Consumer Companies, Inc. (“JJCC”) as well as the United States Department of the Army. For both Gillette and JJCC, Palomar receives payments quarterly in accordance with the work plan that were developed with both Gillette and JJCC. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or JJCC are recorded as deferred revenue. Payments are not refundable if the development is not successful. For the year ended December 31, 2004, we recognized approximately $3.1 million and $318,000 of funded product development revenue from Gillette and JJCC, respectively.

        We provide services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the year ended December 31, 2004, we recognized approximately $1.1 million of funded product development revenues from the Department of the Army.

        Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of total revenue to 29% in 2004 from 38% in 2003. The increase in absolute dollars is directly attributable to increased variable costs associated with increased product sales. This cost decreased as a percentage of total revenue primarily due to a shift in sales mix to the higher priced StarLux Pulsed Light and Laser System and the other “Lux” family of products from sales of higher cost to produce legacy products such a the SLP1000 and RD1200. The “Lux” family of products carry lower manufacturing costs as a result of their modular design. In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over much higher sales volumes.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2003. The increase in the cost of royalty revenues in absolute dollars is attributed to our settlement agreement with Lumenis. (See Note 16, “Settlement of Litigation.”)

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement, the JJCC agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new platforms and enhancing our current family of products.

        For our research and development agreement with Gillette, costs related to payroll and payroll related expenses increased by $125,000, material costs increased by $313,000 and other clinical, consulting and overhead expenses increased by $776,000 as compared to the same period in 2003, The Gillette agreement began in February 2003.

        Expenses relating to the Army contract, which began in February 2004, totaled approximately $1.1 million for the year ended December 31, 2004. Though the project was scheduled to last for nineteen months, we believe we will need several more months to complete the work.

        Expenses relating to the JJCC agreement, which began in October 2004, totaled approximately $300,000 for the year ended December 31, 2004.

        Legal expenses relating to the prosecution of new patents increased by approximately $218,000 in comparison to the same period in 2003. We are committed to expanding our intellectual property rights to protect discoveries made through our investment in research and development.

        Expenses relating to the introduction of new products such as the StarLux, enhancements made to our current family of products and research and development overhead increased by $1.4 million for the twelve months ended December 31, 2004, in comparison to the same period in 2003.

        The spending on research and development reflects our commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal, pigmented and vascular lesion removal and acne treatment are to design systems that: (1) permit effective treatment and more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, we are developing products to address other dermatology and cosmetic conditions, including the fields of cellulite reduction and skin rejuvenation.

        Selling and marketing expense. The increase in selling and marketing expense is primarily comprised of $1.9 million from payroll and payroll related expenses, approximately $1.8 million relating to tradeshows, consultants and other sales and marketing infrastructure costs, $210,000 related to the write-off of certain third party demo inventory offset by a decrease of approximately $384,000 relating to commission expense in comparison to the same period in 2003. Domestic commission increased by approximately $678,000 correlating with our increased domestic product revenue, European commissions increased by $47,000, while Far East commissions decreased by approximately $1.1 million due to a change in our commission structure with one of our Far East distributors. The increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion as well as the introduction of our newest product, the StarLux Pulsed Light and Laser System.

        General and administrative expense. The increase in general and administrative dollars is mainly attributed to increases to incentive compensation of $695,000, related to our incentive compensation plan of 2004, an increase in costs related to corporate governance as a result of the Sarbanes-Oxley Act of 2002 of $230,000, an increase in our corporate legal expenses of approximately $505,000 and an increase in payroll and payroll related expenses and other infrastructure costs of approximately $60,000 as compared to the same period in 2003.

        Interest income. Interest income increased due to higher levels of excess cash on hand as well as higher interest rates in comparison to the same periods in 2003.

        Interest expense. The decrease in interest expense is attributable to our reduction of debt. On March 14, 2003, a director surrendered a $1 million Promissory Note in exchange for 293,255 unregistered shares of our Common Stock at a price of $3.41 per share. The price was calculated at 110% of our Common Stock trailing ten-day average closing price of $3.10 per share.

        Other income (expense). Other income (expense), net, decreased in comparison to the same period in 2003. This decrease is attributable to costs of $380,000 related to a non-recurring expense from the settlement of litigation relating to a previously owned subsidiary’s facility lease offset by payments received from a previously written-off note receivable and equity investment.

        Benefit from income taxes. We recognized a benefit from income taxes of $856,000 in 2004 as a result of a $1.1 million reduction in deferred income tax accruals associated with tax deductions in a 1999 state tax return which were no longer required. Offsetting these benefits, we provided a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2004. We recognized a benefit for income taxes of $656,000 in 2003 as result of a $470,000 carryback claim pursuant to the Economic Stimulus package of 2002 and a $300,000 reduction in deferred income tax accruals associated with certain tax deductions taken in our 1999 federal tax return which were no longer required. Offsetting these benefits, we provided a 4% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2003. Given our limited history of profitability, at this time we have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

Year 2003 Compared to Year 2002

        The following table contains selected statement of operations information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2003 and 2002, respectively (in thousands, except for percentages):

					Change
	2003		2002		2003 to 2002
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$ 31,332	90%	$ 22,549	89%	$ 8,783	39%
Royalty revenues	841	3%	2,869	11%	(2,028)	(71%)
Funded product development revenues	2,600	7%	--	--	2,600	--

Total revenues	34,773	100%	25,418	100%	9,355	37%

Cost and expenses:
Cost of product revenues	13,031	38%	11,200	44%	1,831	16%
Cost of royalty revenues	336	1%	1,148	5%	(812)	(71%)
Research & development	6,575	19%	4,360	17%	2,215	51%
Selling & marketing	8,483	24%	5,785	23%	2,698	47%
General & administrative	3,739	11%	3,067	12%	672	22%

Total costs & expenses	32,164	92%	25,560	101%	6,604	26%

Income (loss) from operations	2,609	8%	(142)	-%	2,751	1,937%
Interest income	74	-%	74	-%	--	--
Interest expense	(28)	-%	(120)	-%	92	77%
Other income	58	-%	227	-%	(169)	(74%)

Income before benefit from income taxes	2,713	8%	39	-%	2,674	6,856%
Benefit from income taxes	656	2%	--	--	656	--

Net income	$ 3,369	10%	$ 39	-%	$ 3,330	8,539%

        Product revenues. Increases in unit sales and the average selling prices of the “Lux” family of products were the leading contributor to the increase in product revenues. The “Lux” family of products, consisting of the MediLux, EsteLux, NeoLux and related additional handpieces increased 52% for the year ended 2003 in comparison to the same period in 2002. Product revenues were favorably impacted by an increase of 4% in sales related to the Q-Yag 5 product line and an increase of 45% in revenue related to customer service sales offset by a decrease of 28% of sales related to the SLP1000 and a decrease of 27% of sales related to the RD-1200 product line in comparison to the same period in 2002. Market acceptance of the “Lux” family of products has been increasing since its introduction in September 2001. We have discontinued the RD1200 product line and have begun the process of phasing out the SLP1000 product line.

        International product revenue, consisting of sales by our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers was 47% of total product revenue during 2003 in comparison to 54% for the same period in 2002. This decrease as a percentage of revenues in international sales is directly attributed to the increase in domestic product sales and a decrease in sales to Japan.

        Royalty revenues. The decrease in royalty revenues in comparison to the same period in 2002 is attributed to Lumenis Inc.‘s failure to make its royalty payments starting in October 2002. (See Note 16, “Settlement of Litigation.”)

        Funded product development revenues. For the year ended 2003, funded product development revenue of $2.6 million was for work performed in connection with payments made by Gillette. On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based hair removal device for women. (See Note 12, “Development and License Agreement with Gillette” and exhibit 10.14, “The Development and License Agreement with The Gillette Company effective February 14, 2003 with redacted exhibits”)

        Cost of product revenues. The cost of product revenues decreased as a percentage of product revenue to 42% in 2003 from 50% in 2002. This cost decreased as a percentage of product revenue primarily due to improved gross profit recognized on the “Lux” family of products as a result of lower manufacturing costs associated with the “Lux” product lines. In addition, the increased sales volume has improved the absorption of manufacturing overhead at our manufacturing facility for each product line.

        In connection with our increased focus on the “Lux” product lines and a de-emphasis and discontinuation of certain other existing products, during the fourth quarter of 2003, we wrote off an additional $316,000 to cost of product revenues relating to the SLP1000 and RD 1200 product lines. Approximately $200,000 was written off in relation to the SLP1000 product line for prior generation and obsolete and excess inventory and $116,000 was written off in relation to the RD 1200 product line for excess inventories. While we have discontinued the active marketing of certain products, we remain committed to servicing both product lines and will maintain adequate service inventories for each.

        During 2002, we experienced unusually high warranty claims for the SLP1000 due to issues related to a key component. Accordingly, we increased our warranty reserve by $250,000 in the third quarter of 2002 bringing the total warranty reserve related to this key component to approximately $380,000. During 2003, we qualified a new vendor for the key component and began replacing this key component. As of the end of 2003, we believed that the replacement part had effectively rectified the problem and that the warranty reserve was significantly in excess of estimated requirements. Consequently, we decreased our warranty reserve and reduced cost of goods sold by approximately $336,000 in the fourth quarter of 2003.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% for both periods. The decrease in royalty revenues is attributed to Lumenis’ failure to make its royalty payments resulting in a reduced cost of royalty due to Massachusetts General Hospital. (See Note 16, “Settlement of Litigation.”)

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement and our continued commitment to introducing new platforms and enhancing our current family of products. For our research and development agreement with Gillette, we have increased our research and clinical staffing by 25%. This increase in staffing has increased our payroll and payroll related expenses by approximately $600,000. In addition to this increase in payroll and payroll related expenses, we have incurred costs of approximately $730,000 on materials and consultants for prototypes related to the Gillette agreement. The investment in the Lux platform has allowed us to use the same platforms to introduce new applications by developing new handpieces and other complimentary features as opposed to developing new systems for each application. We continue our development of product platform enhancements and additional platforms. The spending on research and development reflects the our commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based hair removal and pigmented and vascular lesion removal are to design systems that: (1) permit effective treatment and more rapid treatment of large areas, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, we are developing products to address other dermatology and cosmetic conditions, including the fields of cellulite reduction, acne treatment and skin rejuvenation.

        Legal expenses relating to the prosecution of new patents increased by approximately $517,000 in comparison to the same period in 2002. We are committed to expanding intellectual property rights to protect discoveries made through our investment in research and development.

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

        General and administrative expense. The increase in general and administrative dollars is primarily related to increases to our incentive compensation plan of 2003 and an increase in general liability and directors and officer insurance premiums.

        Interest income. Interest income remained consistent in 2003 and 2002. The increase in excess cash to invest in 2003 was offset by a reduction in interest rates.

        Interest expense. The interest expense decrease is attributable to our reduction of debt. On March 14, 2003, a director surrendered a $1 million Promissory Note in exchange for 293,255 unregistered shares of our Common Stock at a price of $3.41 per share. The price was calculated at 110% of our Common Stock trailing ten-day average closing price of $3.10 per share.

        Other income. Other income is attributable to payments received from a previously written-off note receivable and equity investment.

        Benefit from income taxes. We recognized a benefit from income taxes of $656,000 in 2003 as result of a $470,000 carryback claim pursuant to the Economic Stimulus package of 2002 and a $300,000 reduction in deferred income tax accruals associated with certain tax deductions taken in our 1999 federal tax return which were no longer required. Offsetting these benefits, we provided a 4% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2003. We recorded no tax provision in 2002 as we only had $39,000 net income for the year and were able to fully offset minimum taxes with net operating loss carryforwards. We have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000‘s omitted except in current ratio calculation):

			Change 2004 to 2003
At December 31,	2004	2003	Dollars	%
Operating cash flows	$ 11,787	$ 1,195	$ 10,592	886%
Investing cash flows	(15,669)	(214)	(15,455)	(7,222%)
Financing cash flows	3,432	5,029	(1,597)	(32%)
Capital expenditures, net	619	302	317	105%

Additionally, our cash position, working capital, accounts receivable, inventories, working capital and current ratio are shown below for the periods indicated.

			Change 2004 to 2003
At December 31,	2004	2003	Dollars	%
Cash and cash equivalents	$ 7,509	$ 7,959	$ (450)	(6%)
Available-for-sale investments, at
market value	17,650	2,600	15,050	579%
Accounts receivable, net	7,123	6,637	486	7%
Inventories, net	5,866	3,385	2,481	73%
Working capital	28,163	13,669	14,494	106%

        As of December 31, 2004, we had $25.2 million in cash and cash equivalents and available-for-sale investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of December 31, 2004, we had no borrowings or long-term debt.

        Cash provided by operating activities increased for the twelve months ended December 31, 2004 compared to the same period in 2003. This increase primarily reflects the effects of an increase in net profit and a decrease in working capital requirements. Cash used in investing activities decreased during 2004 compared to the same period in 2003. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities decreased for the twelve month period ended December 31, 2004 compared to the same period in 2003. This decrease was primarily due to a decrease in sales of common stock offset partially due to an increase in exercises of stock options.

        We anticipate that capital expenditures for 2005 will total approximately $400,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to us over approximately the first 30 months of the agreement. On June 28, 2004, Palomar and The Gillette Company announced that they completed the initial phase of this agreement, and both parties moved into the next phase. The original agreement provided for $7 million in development funding from Gillette. Under this amendment, Gillette will provide $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006. We recognized $3.1 million of funded product development revenues from Gillette during the twelve months ended December 31, 2004. Any amounts received in advance of services performed are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. This revenue is included in funded product development revenue in the accompanying statements of operations. Though the project was scheduled to last for nineteen months, we now believe it will need several more months to complete the work. We recognized $1.1 million of funded product development revenues from the Department of the Army during the twelve months ended December 31, 2004.

        On June 22, 2004, we announced that we had reached a settlement agreement with Lumenis resolving their on-going litigation concerning both patent infringement and contractual matters. Pursuant to the settlement, the federal action in the Northern District of California and the state court action in Massachusetts were dismissed with prejudice. Under the terms of the settlement, Lumenis paid $868,000 in the second quarter for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay us a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. In addition, Lumenis granted us a paid up license to a variety of Lumenis’ patents for our light based devices. We granted Lumenis a paid up license to the ‘568 and ‘844 patents for Lumenis’ lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future. For the twelve months ended December 31, 2004, Lumenis made payments of approximately $1.4 million relating to the 5% royalty and approximately $1.9 million for back-owed royalties recorded as royalty revenue.

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. (“JJCC”), a Johnson & Johnson company, to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. The agreement provides for JJCC to fund our research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, JJCC will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon JJCC deciding to continue, JJCC will be obligated to fund the development of the selected devices.  If JJCC decides not to continue, we may proceed in fields not selected by JJCC to develop and commercialize these and other devices on our own or with a different party. At the end of the development phase, JJCC will decide whether or not to commercialize one or more of the devices in one or more fields. Upon JJCC deciding to commercialize one or more of the devices, JJCC will make payments to us for each selected field. Upon commercial launch of the first device in each selected field, JJCC will make a payment to us, and for all devices sold for use in each selected field, JJCC shall pay us a percentage of sales of such devices and certain topical compounds. If JJCC decides not to commercialize or fails to launch a device, we may proceed in fields not selected by JJCC to develop and commercialize these and other devices on our own or with a different party. We recognized $318,000 of funded product development revenues from JJCC during the twelve months ended December 31, 2004. Any amounts received in advance of services performed are recorded as deferred revenue. Payments are not refundable if the development is not successful.

Contractual obligations

        On August 1, 2004, we entered into a new agreement with Massachusetts General Hospital whereby it agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light. The agreement has a term of three years, until August 2007, and we will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, the inventions we fund that are discovered during this research.

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense in 2004 totaled approximately $2.8 million.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2004, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

			Payments due by period
At December 31,	Total	Less than 1 year	1 -3 Years	4 - 5 Years	After 5 Years
Operating lease	$4,509	$ 949	$2,848	$ 712	$ --
Purchase commitments	2,790	2,790	--	--	--

Total contractual cash obligations	$7,299	$3,739	$2,848	$ 712	$ --

Recently issued accounting standards

        In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt the standard as of the effective date. (See Note 1, “Stock based compensation for the effect on our financial statements.”)

        In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe there will be a material effect upon our financial condition or results of operations from the adoption of the provisions of SFAS 151.

Cautionary statements

Our future revenue may decrease if we are unable to successfully develop and market new products.

        Light based technology is rapidly changing and improving. In order to be successful, we must continue to make significant investments in research and development in order to develop in a timely and cost-effective manner, new products that meet changing market demands, enhance existing products, and achieve market acceptance for such products. We have in the past experienced delays in developing and marketing new products and enhancing existing products. Furthermore, some of our new products under development are based on unproven technology and/or technology with which we have no previous experience. In addition, the market for professional hair removal light based devices may already be saturated. At present, broader market acceptance of light based hair removal is critical to our success and we intend to continue our goals of bringing light based hair removal devices to the mass consumer market. We also intend to continue to diversify our product line by developing cosmetic light based products for uses other than hair and tattoo removal, treatment of acne and wrinkles, and treatment of pigmented and vascular lesions. There can be no assurance that we will be able to successfully implement such strategy in a timely fashion or at all and our failure to do so could decrease our future revenue.

Our failure to respond to rapid changes in technology could make our products obsolete and we may be unable to compete with companies having superior financial, marketing and other resources.

        The light based cosmetic and dermatology industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing, sales and servicing of light based devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than us. Our products also face competition from medical products, prescription drugs and cosmetic procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive. If forecasted demand decreases, we could have excess inventories which may result in a write-off of some or all of our inventory.

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

        We develop light based systems that incorporate third-party components. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small, specialized vendors that are not well capitalized. A disruption in the delivery of these key components could prevent us from manufacturing products and result in a decrease in revenue. We depend on an acceptable level of reliability for purchased components. Reliability below expectations for key components could have an adverse affect on inventory and inventory reserves.

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

        Any modification to one of our 510(k) cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. We have modified some of our marketed devices, but we believe that new 510(k) clearances are not required. We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

        Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, licenses and confidentiality agreements to protect our proprietary rights. We generally enter into non-disclosure agreements with our employees and third parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us,, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which do not infringe our patents.

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

        We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or our management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price. In April 1999, we adopted a shareholder rights plan. This is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the shareholder rights plan, the Board of Directors declared a dividend distribution of Series A right for each share of common stock outstanding until the rights become exercisable.

We may not be able to successfully collect licensing royalties.

        In past years and now again following the settlement with Lumenis, material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital.

        We have sued Cutera, Inc. (formerly Altus Medical Inc., See Legal Proceedings) for patent infringement, and we are involved in patent disputes with other third parties. Such other disputes may also result in litigation. We have incurred, and likely will continue to incur, legal expenses in connection with such matters. There can be no assurance that such litigation will result in favorable outcomes for us. Any adverse result in litigation could weaken the strength of the patents involved, and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to attract and retain key executives and research and development personnel that we need to succeed.

        As a small company with less than 175 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business. Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

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

        We sell a significant amount of our products and services outside the U.S. International product revenue, consisting of sales from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international locations from the United States was 37% of total product revenue for the year ended 2004, and we expect that international sales will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign regulatory approvals for products may occur. In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

Managing our relationship with Gillette effectively may divert the attention of key technical personnel and management from the core business. If Gillette ends the relationship our stock price could fall, and we may be unable to bring a home use hair removal device for women to the market.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based hair removal device for women. On June 28, 2004 Palomar and Gillette announced that they completed the initial phase of their agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. We believe that this represents a unique opportunity to bring light based devices to the mass market. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be commercialized for several years, if ever. In addition, we cannot be sure that Gillette will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement. During the term of the agreement, Gillette has the ability to choose not to continue and may terminate the agreement. If Gillette terminates the agreement, the price of our common stock could fall significantly, and we will not receive certain payments. We may proceed to develop and commercialize the device on our own or with a third party. However, there can be no assurance that we will be able to successfully implement such a strategy. In addition, after commercialization of such device, Gillette is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents. There can be no assurance that valid patents will cover the device in any or all countries, in which the device will be manufactured, used or sold. This could have a material adverse effect on our business, results of operations and financial condition.

Managing our contract with the Army effectively may divert the attention of key technical personnel and management from the core business. We may be unable to complete the project within the time period which may impact our ability to receive future government contracts.

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. We believe this represents a unique opportunity to address PFB. Although the project was scheduled to last for nineteen months, we now believe it will take several additional months to complete the work. There can be no assurance that we will be able to complete the project within that time period which may impact our ability to receive future government contracts. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be ready for military use for several years, if ever.

Managing our relationship with Johnson & Johnson Consumer Companies (“JJCC”) effectively may divert the attention of key technical personnel and management from the core business. If JJCC ends the relationship our stock price could fall, and we may be unable to bring to market home-use, devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

        On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. (“JJCC”), a Johnson & Johnson company, to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. We believe that this represents a unique opportunity to bring light based devices to the mass market. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such devices even though such devices will not likely be commercialized for several years, if ever. In addition, we cannot be sure that JJCC will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement. During the term of the agreement, JJCC has the ability to choose not to continue and may terminate the agreement. If JJCC terminates the agreement, the price of our common stock could fall significantly, and we will not receive certain payments. We may proceed to develop and commercialize the devices on our own or with a third party. However, there can be no assurance that we will be able to successfully implement such a strategy. In addition, after commercialization of such device, JJCC is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents. There can be no assurance that valid patents will cover these devices in any or all countries, in which the devices will be manufactured, used or sold. This could have a material adverse effect on our business, results of operations and financial condition.

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

Item 8. Financial Statements and Supplementary Data.

Palomar Medical Technologies, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets - December 31, 2004 and 2003	32

Consolidated Statements of Income - Years ended December 31, 2004, 2003
and 2002	33

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2004,
2003 and 2002	34

Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003
and 2002	35

Notes to Consolidated Financial Statements	36
-30-

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palomar Medical Technologies Inc.‘s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Boston, Massachusetts
March 7, 2005

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 7,508,856	$ 7,958,946
Available-for-sale investments, at market value	17,650,000	2,600,000
Accounts receivable, net of allowance of $979,392 and $862,114, respectively	7,122,745	6,637,246
Inventories	5,866,494	3,385,316
Other current assets	440,254	384,785

Total current assets	38,588,349	20,966,293

Property and equipment, net	899,368	582,898

Other assets	111,074	111,074

Total Assets	$ 39,598,791	$ 21,660,265

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 971,030	$ 655,923
Accrued liabilities	8,014,207	4,979,896
Deferred income taxes	--	1,100,000
Deferred revenue	1,439,639	560,897

Total current liabilities	10,424,876	7,296,716

Commitments and Contingencies (note 8)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 16,231,502 and 14,554,407 shares, respectively	162,315	145,544
Additional paid-in capital	172,428,102	168,267,820
Accumulated deficit	(143,416,502)	(154,049,815)

Total stockholders' equity	29,173,915	14,363,549

Total liabilities and stockholders’ equity	$ 39,598,791	$ 21,660,265

The accompanying notes are an integral part of these consolidated financial statements -32-

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2004	2003	2002
Revenues:
Product revenues	$45,810,177	$31,332,125	$22,548,451
Royalty revenues	4,052,078	840,614	2,869,085
Funded product development revenues	4,569,618	2,600,000	--

Total revenues	54,431,873	34,772,739	25,417,536

Costs and expenses:
Cost of product revenues	15,513,695	13,031,316	11,200,077
Cost of royalty revenues	1,620,831	336,245	1,147,635
Research and development	10,296,463	6,574,563	4,359,346
Selling and marketing	12,030,308	8,483,138	5,785,326
General and administrative	5,228,889	3,738,911	3,066,945

Total costs and expenses	44,690,186	32,164,173	25,559,329

Income (loss) from operations	9,741,687	2,608,566	(141,793)

Interest income	256,432	74,006	73,647
Interest expense	(6,086)	(28,340)	(119,379)
Other income (expense), net	(214,433)	58,333	226,638

Income before benefit from income taxes	9,777,600	2,712,565	39,113

Benefit from income taxes	855,713	656,521	--

Net income	$10,633,313	$3,369,086	$39,113

Net income per share:
Basic	$0.68	$0.25	$--

Diluted	$0.60	$0.21	$--

Weighted average number of shares outstanding:
Basic	15,688,855	13,399,178	11,372,228

Diluted	17,719,861	15,917,392	11,372,228

The accompanying notes are an integral part of these consolidated financial statements -33-

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock		Additional		Total
	Number of Shares	$ 0.01 Par Value	Number of Shares	$ 0.01 Par Value	Number of Shares	Cost	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2001	6,000	$ 60	11,074,393	$ 110,744	(573,031)	$(2,099,373)	$ 163,252,616	$(157,368,178)	$3,895,869
Net income	—	—	—	—	—	—	—	39,113	39,113	$39,113
Issuance of stock for employee stock purchase plan	—	—	24,202	242	13,617	49,839	(19,872)	—	30,209
Issuance of stock for employer 401(k) matching contribution	—	—	—	—	148,855	545,362	(364,440)	—	180,922
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(247,500)	—	(247,500)
Issuance of stock for settlement	—	—	358,547	3,585	—	—	797,553	—	801,138
Issuance of stock for services	—	—	25,000	250	—	—	17,750	—	18,000
Conversion of convertible preferred stock	(6,000)	(60)	56,564	566	410,559	1,504,172	(1,504,678)	—	—
Preferred stock dividends	—	—	—	—	—	—	89,836	(89,836)	—

Comprehensive income	—	—	—	—	—	—	—	—	—	$ 39,113

Balance, December 31, 2002	—	—	11,538,706	115,387	—	—	162,021,265	(157,418,901)	4,717,751
Net income	—	—	—	—	—	—	—	3,369,086	3,369,086	$ 3,369,086
Issuance of stock for employee stock purchase plan	—	—	22,422	224	—	—	37,389	—	37,613
Issuance of stock for employer 401(k) matching contribution	—	—	184,109	1,841	—	—	193,870	—	195,711
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(203,750)	—	(203,750)
Tax benefit from the exercise of stock options	—	—	—	—	—	—	52,500	—	52,500
Exercise of warrants	—	—	99,000	990	—	—	(990)	—	—
Exercise of stock options	—	—	1,416,915	14,169	—	—	1,770,469	—	1,784,638
Exchange of note payable from related party for common stock	—	—	293,255	2,933	—	—	997,067	—	1,000,000
Sale of common stock	—	—	1,000,000	10,000	—	—	3,400,000	—	3,410,000

Comprehensive income	—	—	—	—	—	—	—	—	—	$ 3,369,086

Balance, December 31, 2003	—	—	14,554,407	145,544	—	—	168,267,820	(154,049,815)	14,363,549
Net income	—	—	—	—	—	—	—	10,633,313	10,633,313	$ 10,633,313
Issuance of stock for employee stock purchase plan	—	—	20,052	200	—	—	258,121	—	258,321
Issuance of stock for employer 401(k) matching contribution	—	—	50,156	502	—	—	552,830	—	553,332
Costs incurred related to the issuance of common stock	—	—	—	—	—	—	(79,600)	—	(79,600)
Tax benefit from the exercise of stock options	—	—	—	—	—	—	191,434	—	191,434
Exercise of warrants	—	—	38,000	380	—	—	122,464	—	122,844
Exercise of stock options	—	—	1,568,887	15,689	—	—	3,115,033	—	3,130,722

Comprehensive income	—	—	—	—	—	—	—	—	—	$ 10,633,313

Balance, December 31, 2004	—	$ —	16,231,502	$ 162,315	$ —	$ —	$ 172,428,102	$(143,416,502)	$ 29,173,915

The accompanying notes are an integral part of these consolidated financial statements -34-

Palomar Medical Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$ 10,633,313	$ 3,369,086	$ 39,113

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	302,993	204,053	261,359
Provision for bad debt	305,571	218,471	316,530
Inventory write-off	210,000	566,327	--
Tax benefit from the exercise of stock options	191,434	52,500	--
Issuance of common stock for services	--	--	18,000
Changes in assets and liabilities,
Accounts receivable	(791,070)	(2,808,440)	(2,113,529)
Inventories	(2,691,178)	(104,150)	(140,665)
Other current assets	(55,469)	(114,845)	166,812
Accounts payable	315,107	(664,279)	(525,953)
Accrued liabilities	3,587,643	556,304	1,427,228
Deferred income taxes	(1,100,000)	(300,000)	--
Deferred revenue	878,742	219,813	(13,600)

Net cash provided by operating activities	11,787,086	1,194,840	(564,705)

Cash flows from investing activities:
Purchases of property and equipment	(619,463)	(301,665)	(96,954)
Purchases of available-for-sale investments	(22,450,000)	(29,075,000)	(17,800,000)
Proceeds from sale of available-for-sale investments	7,400,000	28,975,000	15,300,000
Decrease in other assets	--	187,194	3,756

Net cash used in investing activities	(15,669,463)	(214,471)	(2,593,198)

Cash flows from financing activities:
Proceeds from the exercise of stock options, warrants and
employee stock purchase plan	3,511,887	1,822,251	30,209
Costs incurred related to issuance of common stock	(79,600)	(203,750)	(247,500)
Proceeds from sale of common stock	--	3,410,000	--
Payment on convertible debt	--	--	(500,000)

Net cash provided by (used in) financing activities	3,432,287	5,028,501	(717,291)

Net increase in cash and cash equivalents	(450,090)	6,008,870	(3,875,194)
Cash and cash equivalents, beginning of the period	7,958,946	1,950,076	5,825,270

Cash and cash equivalents, end of the period	$ 7,508,856	$ 7,958,946	$ 1,950,076

Supplemental disclosure of cash flow information:

Cash paid for interest	$ 6,086	$ 17,237	$ 105,620

Cash paid for income taxes	$ 28,555	$ 33,666	$ 2,158

Supplemental disclosure of noncash financing and investing activities:

Issuance of stock for employer 401(k) matching contribution	$ 553,332	$ 195,711	$ 180,922

Exchange of note payable for common stock	$ --	$ 1,000,000	$ --

Exercise of warrants pursuant to net exercise provision	$ --	$ 99,000	$ --

Preferred stock accrued dividends and interest	$ --	$ --	$ 89,836

Issuance of stock for settlement	$ --	$ --	$ 801,138

Conversion of preferred stock	$ --	$ --	$ 1,504,678

The accompanying notes are an integral part of these consolidated financial statements -35-

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

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

Reclassifications

        Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

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

Cash and Cash Equivalents

        Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash with original maturities of three months or less when purchased. Cash equivalents consist primarily of institutional money market funds.

Accounts Receivable Allowance

        Palomar maintains an allowance for losses resulting from the inability of its customers to make required payments. Palomar regularly evaluates the collectibility of its trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and / or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to Palomar, Palomar records a specific allowance to reduce the related receivable to the amount that Palomar expects to recover given all information present. Palomar also records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data and other known factors. If the data Palomar uses to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. Accounts receivable allowance activity including sales returns and allowances consisted of the following for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31,	2004	2003	2002
Balance at beginning of year	$ 862,000	$ 554,000	$ 397,000
Additions	306,000	491,000	317,000
Deductions	(189,000)	(183,000)	(160,000)

Balance at end of year	$ 979,000	$ 862,000	$ 554,000

-36-

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. At December 31, 2004 and 2003, inventories consisted of the following:

At December 31,	2004	2003
Raw materials	$ 3,613,032	$ 1,842,797
Work in process	840,795	375,865
Finished goods	1,412,667	1,166,654

	$ 5,866,494	$ 3,385,316

        Palomar’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in Palomar’s finished goods inventory are $504,545 in 2004 and $401,552 in 2003 of demonstration products that are used by Palomar’s sales organization. Palomar accounts for such products as they do with any other finished goods item in Palomar’s inventory in accordance with the review of Palomar’s entire inventory. Palomar regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, Palomar would be required to recognize such costs as cost of goods sold at the time of such determination. Although Palomar performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of Palomar’s inventory and Palomar’s reported operating results.

Property and Equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At December 31, 2004 and 2003, property and equipment consist of the following:

At December 31,	2004	2003	Estimated useful life
Machinery and equipment	$1,376,668	$1,008,960	3-8 years
Furniture and fixtures	1,936,779	1,721,254	5 years
Leasehold improvements	293,555	257,326	Shorter of estimated useful life or term of lease

	3,607,002	2,987,540
Less accumulated depreciation	2,707,635	2,404,642

Total	$ 899,367	$ 582,898

Revenue Recognition

        Palomar recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Palomar recognizes product revenues upon shipment. If a product sale does not meet all of the above criteria, the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

        Periodically, Palomar sells products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables, Palomar defers the fair value ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

        Revenues from the sale of service contracts is deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by Palomar that are not covered by a service contract are recognized as the services are provided. In certain instances, Palomar sells products together with service contracts. Palomar recognizes revenue on such multiple-element arrangements in accordance with SAB 104 and EITF-0021, based on the relative fair value of each element.

        Palomar recognizes royalty revenue from licensees upon receipt of cash payments since the royalty amounts are not fixed and determinable at the end of a quarter. In general, licensees are obligated to make payments 30 days after the end of each quarter.

        Palomar accounts for funded development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc. (“JJCC”) in accordance with the work plan that was developed with both Gillette and JJCC. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or JJCC are recorded as deferred revenue. As of December 31, 2004, Palomar has deferred $750,000 relating to JJCC. Payments are not refundable if the development is not successful. During 2004, Palomar recognized approximately $3.1 million and $318,000 of funded product development revenue from Gillette and JJCC, respectively. During 2003, Palomar recognized approximately $2.6 million of funded product development revenue from Gillette.

        Palomar provides services under a $2.5 million research contract with the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. During 2004, Palomar recognized approximately $1.1 million of funded product development revenues from the United States Department of the Army.

        In accordance with EITF 00-10, reimbursed shipping and handling costs are included in revenue with the offsetting expense included in selling and marketing. Included in revenues are $208,000, $99,000 and $55,000 of reimbursed shipping and handling costs during 2004, 2003 and 2002, respectively.

Product Warranty Costs

        Palomar typically offers a one-year warranty for all of its products. Palomar provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Palomar assesses the adequacy of the warranty provision and Palomar may adjust this provision if necessary.

        During 2002, Palomar experienced unusually high warranty claims for the SLP1000 due to issues related to a key component. Accordingly, Palomar increased its warranty reserve by $250,000 in the third quarter of 2002 bringing the total warranty reserve relating to this key component to approximately $380,000. During 2003, Palomar qualified a new vendor for the key component and began replacing this key component. As of year end 2003, Palomar believed that the replacement part had effectively rectified the problem and that the warranty reserve was significantly in excess of estimated requirements. Consequently, Palomar decreased its warranty reserve and reduced cost of goods sold by approximately $336,000 in the fourth quarter of 2003. The following table provides the detail of the change in Palomar’s product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheet for the years ended December 31, 2004 and 2003.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31,	2004	2003
Warranty accrual, beginning of year	$ 584,929	$ 822,219
Charged to costs and expenses relating to new sales	1,260,695	964,000
Costs incurred / write-offs	(1,123,584)	(1,201,290)

Warranty accrual, end of year	$ 722,040	$ 584,929

Research and Development Expenses

        Palomar charges research and development expenses to operations as incurred.

Net Income per Common Share

        Basic net income per share is determined by dividing net income, adjusted for preferred stock dividends, by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income, adjusted for preferred stock dividends, by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method. The reconciliation of basic and diluted weighted average shares outstanding is as follows:

At December 31,	2004	2003	2002
Basic weighted average common shares outstanding	15,688,855	13,399,178	11,372,228
Potential common shares pursuant to stock options and
warrants	2,031,006	2,518,214	--

Diluted weighted average common shares outstanding	17,719,861	15,917,392	11,372,228

Palomar’s net income (loss) attributable to common stockholders during 2004, 2003 and 2002 is as follows:

At December 31,	2004	2003	2002
Net income as reported	$10,633,313	$3,369,086	$ 39,113
Preferred stock dividends	--	--	(89,836)

Adjusted net income (loss) attributable to common
stockholders	$10,633,313	$3,369,086	$(50,723)

        For the years ended 2004, 2003 and 2002, potential common shares related to 14,672, 408,968 and 3,578,058, respectively, of outstanding stock options, and warrants were not included in diluted weighted average shares outstanding as they were antidilutive.

Stock based compensation

        Palomar follows intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF 96-18, Palomar records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  Palomar expects to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        Palomar is in the process of evaluating whether it will adopt the modified-prospective or the modified-retrospective method.

        As permitted by Statement 123, Palomar currently accounts for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)‘s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. As a result of the adoption of Statement 123(R), Palomar plans to minimize share-based compensation to employees in the future. Assuming the Company uses the Black Scholes option pricing model and no other share-based payments are granted in the future, the adoption of Statement 123(R) is predicted to increase 2005 and 2006 compensation expense by quarter as follows: September 30, 2005 by $180,000, December 31, 2005 by $180,000, March 31, 2006 by $180,000, June 30, 2006 by $170,000, September 30, 2006 by 95,000 and December 31, 2006 by $45,000.   However, had Palomar adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $191,434 and $52,500 in 2004 and,2003, respectively.

        The Company is currently using the Black-Scholes option-pricing model and will consider whether the Black-Scholes option-pricing model or the lattice option-pricing model will be used in the future.

        The following tables illustrate the assumptions used and the effect on net income and earnings per share if Palomar had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of Palomar in the years ended December 31, 2004, 2003 and 2002 using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

        The weighted average assumptions used to calculate the SFAS No. 123 pro forma disclosure and the resulting grant date fair values for the years ended December 31, 2004, 2003 and 2002 for Palomar are as follows:

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31,	2004	2003	2002
Risk-free interest rate	2.55%	3.00%	3.24%
Expected dividend yield	--	--	--
Expected lives	2 years	4 years	4 years
Expected volatility	100%	111%	111%
Grant date fair value of options granted during the period	$8.99	$3.96	$0.68

Pro Forma Disclosure The pro forma effect on Palomar of applying SFAS No. 123 for all options and warrants to purchase common stock of Palomar would be as follows:
At December 31,	2004	2003	2002
Net income, as reported	$ 10,633,313	$ 3,369,086	$ 39,113
Add: Stock-based compensation included in
reported net income	--	--	18,000
Less: Preferred stock dividends	--	--	(89,836)
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(18,476,383)	(1,081,166)	(1,146,837)

Pro forma net income (loss)	$(7,843,070)	$ 2,287,920	$(1,179,560)

Diluted net income (loss) per share:
As reported	$ 0.60	$ 0.21	$ --
Pro forma	$ (0.44)	$ 0.15	$ (0.11)

        The Company granted 1,968,000 options in 2004 that were also fully vested in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant, ranging from $13.66 to $26.00, and expire ten years from the date of grant. Of the $18,476,383 pro forma expense in 2004, $17,623,462 relates to these options. In accordance with newly issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123R), had the Company granted these options with longer time-based vesting, the Company would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123R.

        The Company granted 1,440,000 performance based options in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant of $16.53, and expire ten years from the date of grant. 815,000 of these options vest upon the election, and 625,000 of these options vest twelve months after the election, of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Development and License Agreement with them dated February 14, 2003. (See Note 12, “Development and License Agreement with Gillette”.) The Company will incur a stock-based payment expense upon the vesting of these performance based options.

Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject Palomar to credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. Palomar places its cash and cash equivalents and available-for-sale securities in established financial institutions. Palomar has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Palomar’s trade accounts receivables are primarily from sales to end users and distributors servicing the medical and beauty industry, and reflect a broad domestic and international base. Palomar maintains an allowance for potential credit losses. Palomar’s accounts receivable credit risk is not concentrated within any one geographic area. Palomar has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in Palomar’s accounts receivable.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

        Palomar performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the years ended December 31, 2004, 2003 and 2002, Palomar had two customers that accounted for 9%, 20% and 35% of net sales, respectively. At December 31, 2004, 2003 and 2002, these customers accounted for 6%, 20% and 27% of trade receivables outstanding, respectively.

Disclosures About Fair Value of Financial Instruments

        SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 2004 and 2003, financial instruments consisted principally of cash, cash equivalents, available-for-sale securities, accounts receivable and accounts payable and debt. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2004 and 2003. Fair values have been determined through information obtained from market sources and management estimates.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the standard as of the effective date. See Note 1, Stock based compensation for the effect on the Company’s financial statements.

        In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Palomar does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of SFAS 151.

Note 2 — Segment and Geographic Information

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

        The following table represents percentages of product revenue by geographic destination for 2004, 2003 and 2002:

At December 31,	2004	2003	2002
United States	63%	53%	46%
Japan	10	18	35
Canada	10	9	7
Europe	7	8	4
Australia	3	4	4
Asia/Pacific	6	4	3
South and Central America	1	4	1

Total	100%	100%	100%

-42-

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 — Research and Development Arrangement

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment technology for hair removal/reduction developed at Wellman Laboratories of Photomedicine (the “Clinical Trial Agreement”). In July 1999, Palomar amended this agreement to extend it for an additional five years, until August 2004, and to cover the additional fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that were discovered during this research. Under the terms of the Clinical Trial Agreement, Palomar paid Massachusetts General Hospital $475,000 on an annual basis through August 2004. On August 1, 2004 Palomar and Massachusetts General Hospital entered into a new agreement (the “Research Agreement”) whereby Massachusetts General Hospital agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light (hereinafter referred to, as “hair removal”). The Research Agreement has a term of three years, until August 2007, and Palomar will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered during this research.

Note 4 — Income Taxes

        Palomar provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

At December 31,	2004	2003	2002
Federal:
Current	$ 232,584	$(418,155)	$ --
Deferred	--	(300,000)	--

	232,584	(718,155)	--
State:
Current	11,703	61,634	--
Deferred	(1,100,000)	--	--

	(1,088,297)	61,634	--

Total	$ (855,713)	$(656,521)	$ --

A reconciliation of the federal statutory rate to Palomar’s effective tax rate is as follows:
At December 31,	2004	2003	2002
Income tax provision (benefit) at federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from-
State income taxes, net of federal benefit	4.1%	1.5%	--
Change in valuation allowance, net operating loss	(37.0%)	(51.8%)	(34.0%)
utilization
Reduction in tax reserves	(11.3%)	(11.1%)	--
Other	1.4%	3.2%	--

Benefit for income taxes	(8.8%)	(24.2%)	--%

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows: -43-

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31,	2004	2003
Net operating loss carry forwards	$43,454,000	$41,222,000
Nondeductible accruals	1,449,000	446,000
Nondeductible reserves	1,347,000	1,762,000
Tax credits	2,375,000	2,145,000

Deferred tax assets	48,625,000	45,575,000
Valuation allowance	(48,625,000)	(45,575,000)

	$–	$–

        At December 31, 2004, Palomar had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carry forwards and tax credit carry forwards of approximately $114 million and $2.4 million, respectively, to be used to offset future taxable income. These net operating loss carry forwards will expire through 2024. A portion of Palomar’s net operating losses were created by the excess tax benefits associated with stock options and will be realized through increases to stockholders equity when utilized. A portion of Palomar’s losses may be limited to changes in ownership, as defined by the Internal Revenue Code. Under SFAS No. 109, Palomar can only recognize a deferred tax asset for future benefit of its tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. In determining the realizability of these assets, Palomar considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. Given our limited history of profitability, at this time we have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

        During the year ended December 31, 2003, Palomar recognized a tax benefit of $470,000, which is associated with the recovery of carry back operating losses paid in prior years pursuant to the Economic Stimulus package of 2002.

         Palomar recorded a reversal of previously provided state income taxes of $1.1 million and $300,000 in 2004 and 2003 respectively, relating to the sale of a subsidiary as a result of the closing of certain statutory periods for assessing tax for such transaction.

Note 5 — 401(k) Plan

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

        During 2004, 2003 and 2002, Palomar matched in Palomar stock 50% of all employee contributions by issuing 50,156, 184,109 and 148,855 shares of stock, respectively, to the 401(k) Plan in satisfaction of its employer match for employee contributions. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2004, 300,929 shares of common stock remained available for issuance thereunder.

Note 6 — Accrued Liabilities

        At December 31, 2004 and 2003, accrued liabilities consisted of the following:

At December 31,	2004	2003
Payroll and employee benefits	$2,417,820	$1,464,070
Commissions	977,332	1,018,677
Royalties	2,392,324	687,398
Warranty	722,040	584,929
Other	1,504,691	1,224,822

Total	$8,014,207	$4,979,896

-44-

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 — Note Payable to Related Party

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

Note 8 — Commitments and Contingencies

Operating lease and purchase commitments

        Palomar is obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2004, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing:

At December 31,	2005	2006	2007	2008	2009	Thereafter
Purchase commitments	2,790,000	--	--	--	--	-
Operating lease	949,000	949,000	949,000	949,000	712,000	-

Total	3,739,000	949,000	949,000	949,000	712,000	-

        Palomar incurred rent expense of $1,053,000, $948,000 and $942,000 for the years ended December 31, 2004, 2003 and 2002, respectively. This rental expense was offset by $4,600, $166,000 and $168,000 in 2004, 2003 and 2002, respectively, from a tenant subleasing from Palomar approximately 4,000 square feet of Palomar’s facility. As of January 31, 2004, the tenant’s sublease was terminated and Palomar began utilizing this 4,000 square feet.

Research and development arrangement

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment technology for hair removal/reduction developed at Wellman Laboratories of Photomedicine (the “Clinical Trial Agreement”). In July 1999, Palomar amended this agreement to extend it for an additional five years, until August 2004, and to cover the additional fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that were discovered during this research. Under the terms of the Clinical Trial Agreement, Palomar paid Massachusetts General Hospital $475,000 on an annual basis through August 2004. On August 1, 2004 Palomar and Massachusetts General Hospital entered into a new agreement (the “Research Agreement”) whereby Massachusetts General Hospital agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light (hereinafter referred to, as “hair removal”). The Research Agreement has a term of three years, until August 2007, and Palomar will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered during this research.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Royalties

        Palomar is a party to a license agreement, as amended, with Massachusetts General Hospital whereby the Company is obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. For the years ended December 31, 2004, 2003 and 2002, approximately $2,818,000, $896,000 and $1,921,000 of royalty expense, respectively, was incurred under this agreement.

Litigation

        Palomar is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against Palomar that management believes could have a material adverse effect on Palomar’s consolidated financial position.

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position. On January 14, 2005, Cutera filed a Motion for Summary Judgment that the patent claims being asserted are invalid and not infringed. Palomar and the Massachusetts General Hospital have filed a response vigorously defending both the validity of the patent claims and the infringement of those claims by Cutera’s CoolGlide products. A trial date has not yet been set. (See “Cautionary Statements”)

Employment Agreements

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

Note 9 — Stockholders’ Equity

Common Stock

        During 1998, Palomar sold 1,457,142 shares of common stock to a group of investors for $10,200,000. In addition, Palomar issued callable warrants with a three-year term to these investors to purchase 1,457,142 shares of common stock at an exercise price of $21.00 per share, all of which are expired at December 31, 2003. Under the terms of this private placement, Palomar is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in Palomar as long as the investors continue to hold their common stock in their name at Palomar’s transfer agent. During 2004, 2003 and 2002, Palomar paid $79,600, $203,750 and $247,500, respectively, related to this fee. These amounts have been charged to additional paid-in capital.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Rights Agreement

        In April 1999, Palomar adopted a shareholder rights plan (“Rights Plan”). The Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the Rights Plan, the Board of Directors declared a dividend distribution of Series A right for each share of common stock outstanding until the rights become exercisable. Each right entitles the registered holder to purchase from Palomar one one-thousandth (1/1000th) of a share of Series A for $8, adjusted for certain events. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of Palomar’s common stock or announces a tender or exchange offer for 15% or more of Palomar’s common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of one one-thousandths (1/1000ths) of Series A shares equivalent to the number of common shares of Palomar’s common stock, which have a market value of twice the purchase price of the right. In the event that Palomar is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the $8 per share exercise price. The rights will not be exercisable until certain events occur. The Board of Directors may elect to terminate the rights under certain circumstances.

Note 10 — Stock Option Plans and Warrants

Stock Options

        Palomar has several Stock Option Plans (the “Plans”) that provide for the issuance of a maximum of 8,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”) or nonqualified stock options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Palomar stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the board of directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The board of directors, in its discretion, may convert the optionee’s ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

        The following table summarizes all stock option activity of Palomar for the years ended December 31, 2002, 2003 and 2004:

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2001	3,536,464	$1.00-$10.50	$ 1.74
Granted	745,000	0.90-0.99	0.91
Canceled	(120,622)	1.00-10.50	1.81

Outstanding, December 31, 2002	4,160,842	0.90-10.50	1.58
Granted	485,000	1.51-10.59	5.30
Exercised	(1,416,915)	0.90-3.1875	1.26
Canceled	(102,240)	0.90-10.50	1.72

Outstanding, December 31, 2003	3,126,687	0.90-10.59	2.30
Granted	3,454,500	9.93-26.00	16.70
Exercised	(1,568,887)	0.90-16.53	2.00
Canceled	(44,898)	1.00-18.36	11.95

Outstanding, December 31, 2004	4,967,402	$0.90-$26.00	$ 12.33

Exercisable, December 31, 2002	1,871,191	$1.00-$10.50	$ 2.14

Exercisable, December 31, 2003	1,923,550	$0.90-$5.06	$ 2.04

Exercisable, December 31, 2004	3,132,937	$0.90-$26.00	$ 11.31

Available for future issuances under the plans
as of December 31, 2004	649,336

The ranges of exercise prices for options outstanding and options exercisable at December 31, 2004 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90-$1.00	712,857	6.49 years	$ 0.98	650,358	$ 0.99
1.51-2.19	198,166	5.32 years	1.95	188,167	1.98
2.51-3.19	226,138	4.49 years	3.17	226,138	3.17
4.08-5.22	313,575	8.50 years	4.96	82,602	4.94
6.22-8.23	77,166	8.78 years	6.79	25,171	6.78
9.93-14.31	60,000	9.18 years	11.85	20,001	12.86
16.00-19.00	3,294,500	9.36 years	16.54	1,855,500	16.55
23.61-26.00	85,000	9.90 years	25.17	85,000	25.17

$0.90-$26.00	4,967,402	8.51 years	$ 12.33	$3,132,937	11.31

Warrants The following table summarizes all warrant activity of Palomar for the years ended December 31, 2002, 2003 and 2004: -48-

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,958,691	$1.97-$21.00	$ 16.93
Outstanding, December 31, 2002	1,958,691	1.97-21.00	$ 16.93
Exercised	(225,000)	3.50	3.50
Canceled	(1,515,691)	10.50-21.00	20.95

Outstanding, December 31, 2003	218,000	1.97-3.50	2.85
Exercised	(38,000)	1.97-3.50	3.23

Outstanding, December 31, 2004	180,000	$1.97-$3.19	$ 2.77

Exercisable, December 31, 2002	1,932,027	$1.97-$21.00	$ 17.14

Exercisable, December 31, 2003	218,000	$1.97-$3.50	$ 2.85

Exercisable, December 31, 2004	180,000	$1.97-$3.19	$ 2.77

        On September 29, 2000, Palomar issued warrants to purchase 225,000 shares of Palomar’s common stock at $3.50 per share. The aggregate purchase price was $787,500 and the warrants expire 5 years from the date of issuance. These warrants were issued to an investment banking firm as partial payment for investment banking services. The closing price of Palomar’s common stock on September 29, 2000 was $2.59 per share and the warrants were appropriately valued and expensed using the Black-Scholes method in accordance with Statement of Financial Accounting Standards No. 123.

        In order to minimize dilution of Palomar’s common stock, on October 1, 2003, the investment banking firm agreed to surrender the warrant in exchange for Palomar issuing 99,000 shares of common stock to certain nominees of the investment banking firm. The number of shares of common stock was calculated through a “cashless net spread” analysis of the cost of purchasing 225,000 shares at the $3.50 warrant exercise price versus $6.25, which was the closing price of Palomar’s common stock on October 1, 2003.

        The ranges of exercise prices for warrants outstanding and exercisable at December 31, 2004 are as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$ 1.97	55,000	5.08 years	$ 1.97	55,000	$ 1.97
2.81-3.19	125,000	4.58 years	3.13	125,000	3.13

$1.97-$3.18	180,000	4.73 years	$ 2.77	180,000	$ 2.77

Reserved Shares At December 31, 2004, the Company has reserved shares of its common stock for the following:

At December 31,
Warrants	180,000
Stock option plans	5,616,738
Employee 401(k) plan	300,929

Total	6,097,667

Employee Stock Purchase Plan

        Under the terms of the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the “Purchase Plan”), all employees are eligible to purchase Palomar’s common stock at an exercise price equal to 85% of the fair market value of the common stock with a look back provision of three months. During the years ended December 31, 2004, 2003 and 2002, employees purchased 20,052, 22,422 and 37,819 shares, respectively, of Palomar’s common stock for $258,321, $37,613 and $30,209, respectively, pursuant to the Purchase Plan. The Purchase Plan was terminated after the December 31, 2004 purchase, and therefore no shares are available for future issuance under the Purchase Plan.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 — Quarterly Results of Operations (Unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data).

	2004
At December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,834	$13,230	$13,947	$16,421
Cost and expenses	9,675	11,200	11,863	11,061

Net income	$ 1,159	$ 2,030	$ 2,084	$ 5,360

Net income per share:
Basic	$ 0.08	$ 0.13	$ 0.13	$ 0.33
Diluted	$ 0.07	$ 0.12	$ 0.12	$ 0.29

	2003
At December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$6,842	$8,672	$9,182	$10,077
Cost and expenses	6,533	8,051	8,569	9,011

Net income	$ 358	$1,069	$ 904	$ 1,038

Net income per share:
Basic	$ 0.03	$ 0.08	$ 0.07	$ 0.07
Diluted	$ 0.03	$ 0.07	$ 0.05	$ 0.06

Note 12 — Development and License Agreement with Gillette

        Effective as of February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light based hair removal device for women. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, Palomar and Gillette completed the initial phase of the agreement and both parties decided to move onto the next phase. Accompanying this decision, Palomar and Gillette amended the original agreement, whereby, Gillette will provide $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006.

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

        In addition to the amounts to be paid by Gillette to Palomar in connection with jointly developed products, Gillette is required to make certain lump sum and net sales based payments to Palomar in the event that Gillette launches independent light based female hair removal products. Gillette also receives the right to enter into a separate agreement with Palomar for the development and commercialization of home-use, light based hair removal devices for men.

        For the year ended December 31, 2004 and 2003, Palomar recognized $3.1 million and $2.6 million of funded product development revenues from Gillette, respectively.

Note 13 – Joint Development and License agreement with Johnson & Johnson Consumer Companies (“JJCC”), a Johnson & Johnson company

        Effective as of September 1, 2004, Palomar entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. (“JJCC”), a Johnson & Johnson company, to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

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

        For the year ended December 31, 2004, Palomar recognized approximately $318,000 of funded product development revenues from JJCC and deferred $750,000 of advance payments received from JJCC for which services were not yet provided.

Note 14 – Research contract with the Department of the Army

        In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. This revenue is included in funded product development revenue in the accompanying statements of operations. Palomar has recognized $1.1 million of funded product development revenues from the Department of the Army for the year ended December 31, 2004. Palomar’s revenue from the contract may be subject to government audit. Palomar is unaware of any specific adjustments or open items that could result from any such audit.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Product upgrade options

        During the quarter ended March 31, 2004, Palomar introduced the StarLux Pulsed Light and Laser System. Palomar began commercially shipping StarLux products at the end of the second quarter of 2004. In connection with this product introduction and during the first six months of 2004, Palomar offered certain customers an upgrade option to trade-in their newly purchased product for a new StarLux system for an upgrade fee. In addition, each upgrade option included a specific expiration date. For a customer to exercise their upgrade right, the customer was required to sign an agreement indicating their exercise together with the upgrade fee, invoiced separately. Palomar received approximately $6.4 million of orders that included the upgrade option and deferred approximately $1.5 million of revenue during the first two quarters of 2004. During the last six months of 2004, Palomar recognized as revenue approximately $1.4 million of previously deferred product revenue relating to this upgrade option upon expiration and approximately $535,000 upon the exercise of the upgrade option, including upgrade fees with the exercise of the upgrade option.

Note 16 – Settlement of Litigation

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

        For the twelve months ended December 31, 2004, Lumenis made payments of approximately $1.4 million relating to the 5% royalty and approximately $1.9 million for back-owed royalties recorded as royalty revenue.

Palomar Medical Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

        Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our discloser controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

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

Changes in internal controls

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s report on internal controls

Management’s Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

        Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2004. Ernst & Young LLP, a registered public accounting firm that has audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of our internal control over financial reporting.

Report of independent registered public accounting firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Palomar Medical Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Palomar Medical Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Palomar Medical Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Palomar Medical Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palomar Medical Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Palomar Medical Technologies, Inc. and our report dated March 7, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Boston, Massachusetts
March 7, 2005

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2005 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2004. We incorporate that information in this annual report by reference to our 2005 proxy statement.

Item 10. Directors and Executive Officers of the Registrant.

        We incorporate information required by this item by reference to the sections captioned “Executive Officers”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 annual proxy statement.

Item 11. Executive Compensation.

        We incorporate the information required by this item by reference to the section captioned “Executive Officer Compensation” in our 2005 annual proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters.

        We incorporate the information required by this item by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Disclosure” in our 2005 annual proxy statement.

Item 13. Certain Relationships and Related Transactions.

        We incorporate the information required by this item by reference to the section captioned “Certain Relationships and Related Transactions” in our 2005 annual proxy statement.

Item 14. Principal Accountant Fees and Services.

        We incorporate the information required by this item by reference to the section captioned “Independent Auditor Fees” in our 2005 annual proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Financial Statements, Schedules and Exhibits. The following Consolidated Financial Statements of Palomar and its subsidiaries are filed as part of this report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets - December 31, 2004 and 2003	32

Consolidated Statements of Income - Years ended December 31, 2004, 2003
and 2002	33

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2004,
2003 and 2002	34

Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003
and 2002	35

Notes to Consolidated Financial Statements	36

(b)      Reports on Form 8-K.

        On October 28, 2004, we filed a current report on Form 8-K, which reported our financial results for our fiscal quarter ended September 30, 2004.

        On November 18, 2004, we filed a current report on Form 8-K, which announced that on November 12, 2004 the Company entered into a Research Agreement, effective August 1, 2004, with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital, a Massachusetts corporation, agreed to conduct clinical and basic studies related to the research and development of light based treatment for hair removal/reduction at Wellman Laboratories of Photomedicine. The Research Agreement has a three year term, and the Company has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions.

        On December 21, 2004, we filed a current report on Form 8-K, which announced Mr. Jay Delahanty resigned from the Board of Directors of Palomar Medical Technologies, Inc., effective immediately, due to illness.

(c)     Exhibits

        We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2005.

PALOMAR MEDICAL TECHNOLOGIES, INC. By: /s/ Paul S. Weiner —————————————— Paul S. Weiner Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Name	Capacity	Date

/s/ Louis P. Valente —————————————— Louis P. Valente	Chairman of the Board of Directors	March 10, 2005

/s/ Joseph P. Caruso —————————————— Joseph P. Caruso	President, Chief Executive Officer and Director	March 10, 2005

/s/ Paul S. Weiner —————————————— Paul S. Weiner	Chief Financial Officer	March 10, 2005

/s/ Nicholas P. Economou —————————————— Nicholas P. Economou	Director	March 10, 2005

/s/ A. Neil Pappalardo —————————————— A. Neil Pappalardo	Director	March 10, 2005

/s/ James G. Martin —————————————— James G. Martin	Director	March 10, 2005

/s/ Jeanne Cohane —————————————— Jeanne Cohane	Director	March 10, 2005

-57-

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 1999, and incorporated herein by reference)
3.2	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Registration Statement on Form S-3 (Registration No. 333-70391), and incorporated herein by reference)
3.3	Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 16, 1999, and incorporated herein by reference)
3.4	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.4 to our Annual Report on Form 10-K, filed with the SEC on March 17, 2004, and incorporated herein by reference)
4.1	Specimen certificate for common stock (filed as Exhibit 4.1 to our Annual Report on Form 10-K/A for the year ended December 31, 1996, and incorporated herein by reference)
4.2	Form of Rights Certificate (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on April 21, 1999, and incorporated herein by reference)
+10.1	Second Amended 1991 Stock Option Plan (filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
+10.2	Second Amended 1993 Stock Option Plan (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
+10.3	Second Amended 1995 Stock Option Plan (filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
+10.4	Second Amended 1996 Stock Option Plan (filed as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
10.5	Third Amended 1996 Employee Stock Purchase Plan (filed as Exhibit 4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
10.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (Registration No. 333-55821), and incorporated herein by reference)
+10.7	1998 Incentive and Non-qualified Stock Option Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (Registration No. 333-55821), and incorporated herein by reference)
10.8	Lease for premises at 82 Cambridge Street, Burlington, Massachusetts dated June 17, 1999 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 1999, and incorporated herein by reference)
10.9	License Agreement between Palomar and Massachusetts General Hospital dated August 18, 1995 (filed as Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.10	First Amendment to License Agreement between Palomar and Massachusetts General Hospital dated August 18, 1995 (filed as Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.11	Second Amendment to License Agreement between Palomar and Massachusetts General Hospital dated August 18, 1995 (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.12	Palomar’s 401(k) Plan (filed as Exhibit 99(h) to our Registration Statement on Form S-8 (Registration No. 333-97710), and incorporated herein by reference)
*10.13	Third and Fourth Amendments to License Agreement between Palomar and Massachusetts General Hospital dated August 18, 1995 (filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)
*10.14	The Development and License Agreement with The Gillette Company effective February 14, 2003 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 19, 2003, and incorporated herein by reference)
10.15	Rights Agreement with American Stock Transfer and Trust Company dated April 20, 1999 (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on April 21, 1999, and incorporated herein by reference)
+10.16	Employment Agreement dated July 1, 2001, between Palomar and Louis P. Valente (filed as Exhibit 10.16 to our Annual Report on Form 10-K, filed with the SEC on March 17, 2004, and incorporated herein by reference)

-58-
+10.17	Employment Agreement dated July 1, 2001, between Palomar and Joseph P. Caruso (filed as Exhibit 10.17 to our Annual Report on Form 10-K, filed with the SEC on March 17, 2004, and incorporated herein by reference)
+10.18	Employment Agreement dated July 1, 2001, between Palomar and Paul S. Weiner (filed as Exhibit 10.18 to our Annual Report on Form 10-K, filed with the SEC on March 17, 2004, and incorporated herein by reference)
+10.19	2004 Stock Incentive Plan (filed as Appendix A to our Proxy Statement, filed with the SEC on March 17, 2004, and incorporated herein by reference)
10.20	Form of Warrant to purchase common stock at $3.1875 per share (filed as Exhibit 99.1 to our Registration Statement on Form S-8 (Registration No. 333-115719), and incorporated herein by reference)
10.21	Form of Warrant to purchase common stock at $1.96875 and $2.8125 per share (filed as Exhibit 99.2 to our Registration Statement on Form S-8 (Registration No. 333-115719), and incorporated herein by reference)
10.22	Settlement Agreement dated June 17, 2004 between Palomar Medical Technologies, Inc., The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd. (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on June 22, 2004, and incorporated herein by reference)
*10.23	Patent License Agreement dated June 17, 2004 between Palomar Medical Technologies, Inc. and Lumenis, Inc. (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on June 22, 2004, and incorporated herein by reference)
10.24	Amendment to the Development and License Agreement dated June 24, 2004 between Palomar Medical Technologies, Inc. and The Gillette Company (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on June 28, 2004, and incorporated herein by reference)
10.25	Amendment to the Development and License Agreement dated October 2, 2003 between Palomar Medical Technologies, Inc. and The Gillette Company (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on June 28, 2004, and incorporated herein by reference)
10.26	Amendment to the Development and License Agreement dated February 14, 2003 between Palomar Medical Technologies, Inc. and The Gillette Company (filed as Exhibit 99.3 to our Current Report on Form 8-K, filed with the SEC on June 28, 2004, and incorporated herein by reference)
*10.27	Joint Development and License Agreement by and between Palomar Medical Technologies, Inc. and Johnson and Johnson Companies, Inc., dated September 1, 2004 (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on September 7, 2004, and incorporated herein by reference)
*10.28	Research Agreement Agreement with The Massachusetts General Hospital dated August 1, 2004 (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on November 18, 2004, and incorporated herein by reference)
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification of principal executive officer and principal financial officer

+	Management contract or compensatory plan or arrangement.
*	Filed under application for confidential treatment.

-59-