Form 10-Q
period 2005-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2005-05-05
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

Commission file number 0-22340

Palomar Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3128178
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

82 Cambridge Street Burlington, Massachusetts 01803-4107 (Address of principal executive offices)

(781) 993-2300 (Registrant’s telephone number, including area code)

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

        As of April 28, 2005, 16,871,867 shares of common stock were issued and outstanding.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents
Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ 5,072,826	$ 7,508,856
Available-for-sale investments, at market value	24,100,000	17,650,000
Accounts receivable, net	7,358,935	7,122,745
Inventories	5,973,043	5,866,494
Other current assets	742,203	440,254

Total current assets	43,247,007	38,588,349

Property and equipment, net	903,407	899,368

Other assets	111,074	111,074

Total Assets	$ 44,261,488	$ 39,598,791

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,174,583	$ 971,030
Accrued liabilities	6,989,912	8,014,207
Deferred revenue	1,436,500	1,439,639

Total current liabilities	9,600,995	10,424,876

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 16,799,034 and 16,231,502 shares, respectively	167,991	162,315
Additional paid-in capital	174,392,623	172,428,102
Accumulated deficit	(139,900,121)	(143,416,502)

Total stockholders' equity	34,660,493	29,173,915

Total liabilities and stockholders’ equity	$ 44,261,488	$ 39,598,791

The accompanying notes are an integral part of these consolidated financial statements 1
Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)
	Three Months Ended March 31,
	2005	2004
Revenues:
Product revenues	$14,283,416	$ 9,627,115
Royalty revenues	1,382,284	193,278
Funded product development revenues	1,379,604	1,013,464

Total revenues	17,045,304	10,833,857

Costs and expenses:
Cost of product revenues	4,520,796	3,418,513
Cost of royalty revenues	552,914	77,311
Research and development	3,186,164	2,539,163
Selling and marketing	3,824,642	2,681,110
General and administrative	1,550,712	1,087,329

Total costs and expenses	13,635,228	9,803,426

Income from operations	3,410,076	1,030,431

Interest income	172,068	27,238
Other income (expense), net	6,000	143,067

Income before income taxes	3,588,144	1,200,736

Provision for income taxes	71,763	41,515

Net income	$ 3,516,381	$ 1,159,221

Net income per share:
Basic	$ 0.21	$ 0.08

Diluted	$ 0.19	$ 0.07

Weighted average number of shares outstanding:
Basic	16,477,815	15,063,754

Diluted	18,982,746	17,352,236

The accompanying notes are an integral part of these consolidated financial statements 2
Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flow (Unaudited)
	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,516,381	$1,159,221

Adjustments to reconcile net income to net cash provided (used in)
operating activities:
Depreciation and amortization	82,033	61,238
Provision for bad debt	(41,880)	(71,661)
Tax benefit from the exercise of stock options	71,763	24,015
Changes in assets and liabilities,
Accounts receivable	(194,310)	359,854
Inventories	(106,549)	(783,733)
Other current assets	(301,949)	(286,405)
Accounts payable	203,553	(22,927)
Accrued liabilities	(1,024,295)	(174,312)
Deferred revenue	(3,139)	563,935

Net cash provided by operating activities	2,201,608	829,225

Cash flows from investing activities:
Purchases of property and equipment	(86,072)	(130,263)
Purchases of available-for-sale investments	(9,550,000)	(6,850,000)
Proceeds from sale of available-for-sale investments	3,100,000	650,000

Net cash used in investing activities	(6,536,072)	(6,330,263)

Cash flows from financing activities:
Proceeds from the exercise of stock options, warrants and employee stock
purchase plan	1,916,634	1,723,454
Costs incurred related to issuance of common stock	(18,200)	(21,875)

Net cash provided by financing activities	1,898,434	1,701,579

Net decrease in cash and cash equivalents	(2,436,030)	(3,799,459)
Cash and cash equivalents, beginning of the period	7,508,856	7,958,946

Cash and cash equivalents, end of the period	$5,072,826	$4,159,487

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$1,521

Cash paid for income taxes	$2,055	$23,055

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$--	$213,903

The accompanying notes are an integral part of these consolidated financial statements 3

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2004 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries ( “Palomar”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with Palomar’s Form 10-K for the year ended December 31, 2004.

Note 2 – Stock based compensation

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

        The following tables illustrate the assumptions used and the effect on net income and earnings per share if Palomar had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of Palomar for the three months ended March 31, 2005 and 2004, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure

        The pro forma effect on Palomar of applying SFAS No. 123 for all options and warrants to purchase common stock of Palomar would be as follows:

Three Months Ended March 31,
	2005	2004
Net income, as reported	$ 3,516,381	$ 1,159,221
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of tax	(186,216)	(300,273)

Pro forma net income	$ 3,330,165	$ 858,948

Net income per share:

Basic - as reported	$ 0.21	$ 0.08

Basic - pro forma	$ 0.20	$ 0.06

Diluted - as reported	$ 0.19	$ 0.07

Diluted - pro forma	$ 0.18	$ 0.05

4

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncement

        In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, SFAS No. 123R was amended to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005. Palomar will adopt the standard as of the effective date.

Note 3 – Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. Inventories consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials	$ 2,860,110	$ 3,613,032
Work in process	1,030,709	840,795
Finished goods	2,082,224	1,412,667

	$ 5,973,043	$ 5,866,494

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

	March 31, 2005	December 31, 2004	Estimated useful life
Machinery and equipment	$1,390,258	$1,376,668	3-8 years
Furniture and fixtures	2,009,262	1,936,779	5 years
Leasehold improvements	293,555	293,555	Shorter of estimated useful life or term of lease

	3,693,075	3,607,002
Less: accumulated depreciation	2,789,668	2,707,634

Total	$ 903,407	$ 899,368

Note 5 – Warranty costs

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

        The following table provides the detail of the change in Palomar’s product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheets at March 31, 2005 and December 31, 2004:

Palomar Medical Technologies, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements

	March 31, 2005	December 31, 2004
Warranty accrual, beginning of period	$ 722,040	$ 584,929
Charged to costs and expenses relating to new sales	353,000	1,260,695
Costs incurred / write-offs	(355,827)	(1,123,584)

Warranty accrual, end of period	$ 719,213	$ 722,040

Note 6 – Segment information

        Product revenue from international sources was $4.3 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
United States	70.1%	68.1%
Asia / Pacific / Middle East	3.8%	10.3%
Europe	4.7%	8.9%
Canada	9.0%	7.7%
Japan	8.4%	3.9%
Australia	2.6%	0.8%
South and Central America	1.4%	0.3%

Total	100.0%	100.0%

Note 7 – Net income per common share

        Basic net income per share was determined by dividing net income attributable by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method.

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2005	2004
Basic weighted average number of shares outstanding	16,477,815	15,063,754
Potential common shares pursuant to stock options and warrants	2,504,931	2,288,482

Diluted weighted average number of shares outstanding	18,982,746	17,352,236

        Diluted weighted average shares outstanding do not include options and warrants outstanding to purchase 4,758 common equivalent shares for the three months ended March 31, 2004, as their effect would have been antidilutive.

Note 8 – Research and development arrangement with Massachusetts General Hospital

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment technology for hair removal/reduction developed at Wellman Laboratories of Photomedicine (the “Clinical Trial Agreement”). In July 1999, Palomar amended this agreement to extend it for an additional five years, until August 2004, and to cover the additional fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that were discovered during this research. Under the terms of the Clinical Trial Agreement, Palomar paid Massachusetts General Hospital $475,000 on an annual basis through August 2004. On August 1, 2004, Palomar and Massachusetts General Hospital entered into a new agreement (the “Research Agreement”) whereby Massachusetts General Hospital agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light (hereinafter referred to, as “hair removal”). The Research Agreement has a term of three years, until August 2007, and Palomar will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered during this research.

Note 9 – Development and license agreement with Gillette

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

        For the periods ended March 31, 2005 and 2004, Palomar recognized approximately $712,000 and approximately $752,000 of funded product development revenues from Gillette, respectively.

Note 10 – Joint Development and License agreement with Johnson & Johnson Consumer Companies (“JJCC”), a Johnson & Johnson company

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

        For the period ended March 31, 2005, Palomar recognized approximately $375,000 of funded product development revenues from JJCC and deferred $375,000 of advance payments received from JJCC for which services were not yet provided.

Note 11 – Research contract with the United States Department of the Army

        In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. This revenue is included in funded product development revenue in the accompanying statements of operations. Palomar has recognized $1.4 million of funded product development revenues from the United States Department of the Army from the inception of the contract through March 31, 2005. Palomar’s revenue from the contract may be subject to government audit. Palomar is unaware of any specific adjustments or open items that could result from any such audit.

        For the periods ended March 31, 2005 and 2004, Palomar recognized approximately $289,000 and approximately $261,000 of funded product development revenues under this agreement, respectively.

Note 12 – Settlement of Litigation

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        For the three months ended March 31, 2005, Lumenis made payments of approximately $656,000 relating to the 5% royalty and approximately $537,500 for back-owed royalties recorded as royalty revenue.

Note 13 – Litigation

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a Motion for Summary Judgment that the patent claims being asserted are invalid and not infringed. Palomar and the Massachusetts General Hospital believe that this Motion is without merit and filed a response vigorously defending both the validity of the patent claims and the infringement of those claims by Cutera’s CoolGlide products. A hearing was held March 17, 2005, and the parties are waiting for the Judge to issue her ruling. A trial date has not yet been set.

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital. Cutera’s products include the Solera Opus product in the Solera Platform and other products using pulsed light and light-based technology in Cutera’s XEO platform. Cutera’s PW 770 handpiece is utilized in the Solera and XEO Platforms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;

•	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

•	other risks indicated below under the caption “Cautionary Statements”

        These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “assumptions,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 11, 2005. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Critical accounting policies

        The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of the Company’s critical accounting policies and the related judgments and estimates affecting the preparation of the Company’s consolidated financial statements is included in the Annual Report on Form 10-K of the Company for fiscal year 2004.

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

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of our operations.

        Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance.  Those indicators include but are not limited to the following:

•	Revenues. We derive revenues from products and services relating to our products, royalties and from funded product development. These revenues vary based on such factors as demand for products, the number and size of transactions within the reporting period and the impact of changes in sales prices. In addition to monitoring the amount of product and service revenues and total revenues, we also consider revenue concentration by customer and by geographic region to be possible indicators of current and future trends in our business.

•	Cost of revenues and gross margins. We strive to control our cost of revenues. The major items impacting cost of product and service revenues are material costs, personnel and overhead expenses.

•	Operating expenses. Operating expenses are substantially driven by personnel, commissions and overhead expenses. Other significant operating expenses that we monitor include research and development, travel and entertainment, professional fees and facilities and other sales and marketing expenses.

•	Liquidity and cash flows. In recent periods, the primary source of our liquidity is our net income. From period to period, we see fluctuations in various items, including our working capital accounts, capital expenditures, purchases of property and equipment and proceeds from the exercise of employee stock options.

•	Balance sheet. We view cash, working capital, inventory, inventory turns, accounts receivable balances and days sales outstanding as important indicators of our financial health.

        We improved product gross margins by 57% due to a higher margin product mix and the effects of increased sales volume as compared to the same period in 2004. We also strengthened our balance sheet since the end of last year, including increasing our cash and cash equivalents and available-for-sale investments by 16% and increasing stockholders’ equity by 19%. The current ratio is now 4.5x, up from 3.7x at the end of 2004, and we have no debt.

        Our reported total revenues for the three months ended March 31, 2005, were $17.0 million, up from $10.8 million for the same period in 2004. Gross profit from product sales increased to $9.8 million (68% of product revenues), up from $6.2 million (65% of product revenues) for the same period in 2004. We also reported net income of $3.5 million, or $0.19 per diluted share, for the three months ended March 31, 2005, versus net income of $1.2 million, or $0.07 per diluted share, for the same period in 2004.

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

        The StarLux, with it’s suite of handpieces, can be used for permanent hair reduction, the treatment of pigmented lesions, vascular lesions, leg veins, acne, wrinkles and other cosmetic applications. The StarLux can operate the LuxY™, LuxG™, LuxR™, LuxRs™, and LuxV™ lamp handpieces as well as the Lux1064™ Nd: YAG laser handpiece. Incorporated into the StarLux is active contact cooling for safety, smooth pulse technology for comfort, AccuSpectrum™ technology for versatility, photon recycling for efficacy and a full-color touch screen for ease of use.

        Our quarterly product revenue has increased as compared to the same period in 2004 as a result of the increased product demand for the StarLux and other Lux family of products. Looking forward, we would expect as our installed base of Lux family of products continues to increase that the demand for replacement handpieces will increase resulting in additional product revenue.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2005 and 2004, respectively (in thousands, except for percentages):

	Three Months Ended March 31,				Change
	2005		2004		2005 to 2004
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$ 14,283	84%	$ 9,627	89%	$ 4,656	48%
Royalty revenues	1,382	8%	193	2%	1,189	616%
Funded product development revenues	1,380	8%	1,014	9%	366	36%

Total revenues	17,045	100%	10,834	100%	6,211	57%

Cost and expenses:
Cost of product revenues	4,521	27%	3,419	32%	1,102	32%
Cost of royalty revenues	553	3%	77	1%	476	618%
Research & development	3,186	19%	2,539	23%	647	25%
Selling & marketing	3,825	22%	2,681	25%	1,144	43%
General & administrative	1,550	9%	1,087	10%	463	43%

Total costs & expenses	13,635	80%	9,803	91%	3,832	39%

Income from operations	3,410	20%	1,031	9%	2,379	231%
Interest income	172	1%	27	-%	145	537%
Other income	6	-%	143	1%	(137)	(96%)

Income before income taxes	3,588	21%	1,201	11%	2,387	199%
Provision for income taxes	(72)	-%	(42)	-%	30	71%

Net income	$ 3,516	21%	$ 1,159	11%	$ 2,357	203%

12

         Product revenues. Sales of the StarLux Pulsed Light and Laser System coupled with its additional handpieces were the leading contributor to our increase in product revenues. Product revenues were favorably impacted by an increase of 46% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux, NeoLux and their additional handpieces. In addition, product revenues were favorably impacted with an increase of 68% customer service revenues offset by a decrease of 16% from sales related to the Q-Yag 5 product line as compared to the same period in 2004.

        International product revenue, consisting of sales by our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers was 30% of total product revenue for the three months ended March 31, 2005 in comparison to 32% for the same period in 2004. This decrease as a percentage of revenues in international sales is directly attributed to the increase in domestic product sales.

        Royalty revenues. The increase in royalty revenue for the three months ended March 31, 2005, in comparison to the same period in 2004, is attributed to our settlement agreement with Lumenis. Under the terms of the settlement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay us a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. We record royalty revenue from Lumenis when received. In addition, Lumenis granted us a paid up license to a variety of Lumenis’ patents for our light based devices. We granted Lumenis a paid up license to the ‘568 and ‘844 patents for Lumenis’ professional lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future. For the three months ended March 31, 2005, Lumenis made payments of approximately $656,000 relating to the 5% royalty and $537,500 for back-owed royalties recorded as royalty revenue.

        Funded product development revenues. Funded product development revenue increased for the three months ended March 31, 2005, in comparison to the same period in 2004. Funded product development revenue is generated from the development agreements with Gillette and Johnson & Johnson Consumer Companies, Inc. (“JJCC”) as well as the United States Department of the Army. For both Gillette and JJCC, Palomar receives payments quarterly in accordance with the work plan that were developed with both Gillette and JJCC. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or JJCC are recorded as deferred revenue. Payments are not refundable if the development is not successful. For the three months ended March 31, 2005, we recognized approximately $712,000 and $375,000 of funded product development revenue from Gillette and JJCC, respectively as compared to approximately $752,000 from Gillette during the same period in 2004.

        We provide services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three months ended March 31, 2005, we recognized approximately $289,000 of funded product development revenues from the Department of the Army as compared to approximately $261,000 for the same period in 2004.

         Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of total revenue for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in absolute dollars is directly attributable to increased variable costs associated with increased product sales. This cost decreased as a percentage of total revenue primarily due to a shift in sales mix to the higher priced StarLux Pulsed Light and Laser System. In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over much higher sales volumes.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same period in 2004. The increase in the cost of royalty revenues in absolute dollars is attributed to our settlement agreement with Lumenis.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement, the JJCC agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new platforms and enhancing our current family of products.

        For our research and development agreement with Gillette, costs related to payroll and payroll related expenses increased by $45,000, material costs increased by $44,000 and other clinical, consulting and overhead expenses decreased by approximately $64,000 as compared to the same period in 2004.

        Expenses relating to the JJCC agreement, which began in October 2004, increased by $265,000 for the three months ended March 31, 2005.

        Expenses relating to the United States Department of the Army costs related to payroll and payroll related expenses increased by $124,000 and materials, other clinical, consulting and overhead expenses decreased by approximately $96,000 as compared to the same period in 2004. This increase is attributed to an additional month of costs in 2005 associated with payroll and payroll related expenses, material costs and other overhead expenses due to the project starting in February of 2004. Though the project was scheduled to last for nineteen months, we believe we will need several more months to complete the work.

        For the three months ended March 31, 2005, legal expenses relating to the prosecution of patent applications increased by approximately $223,000 in comparison to the same period in 2004. We are committed to expanding our intellectual property rights to protect discoveries made through our investment in research and development.

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead increased by approximately $187,000 for the three months ended March 31, 2005, in comparison to the same period in 2004.

        The spending on research and development reflects our commitment to continuing dermatology research for a better understanding of various cosmetic and medical conditions and to continuing research and development of devices and delivery systems to better treat those various cosmetic and medical conditions. The research and development goals in the fields of light based dermatology are to design systems that: (1) permit safe and effective treatment and more rapid and painless treatment, (2) have high gross margins, and (3) are manufactured at lower costs, to expand our current markets. Furthermore, we are developing products to address other dermatology and cosmetic conditions, including the fields of cellulite reduction and skin rejuvenation.

        Selling and marketing expense. The increase in selling and marketing expenses is directly associated with an increase in commissions of approximately $87,000, an increase of $332,000 in costs related to our domestic sales force, which includes salaries and wages, travel, demonstration materials and insurance increases, an increase in overhead expenses of approximately $637,000 and an increase in costs relating to tradeshows of approximately $88,000. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion.

         General and administrative expense. The increase in general and administrative expense is mainly attributed to increases to incentive compensation of $150,000, related to our incentive compensation plan of 2005, increases in payroll and payroll related expenses of approximately $68,000, increases in other infrastructure costs of approximately $60,000 and increases in legal expenses of approximately $185,000 in comparison to the same period in 2004.

        Interest income. Interest income increased due to higher levels of excess cash on hand and an increase in interest rates for the three months ended March 31, 2005 in comparison to the same period in 2004.

        Other income. Other income is attributable to payments received from a previously written-off note receivable and equity investment.

        Provision for income taxes.  We provided income taxes at a 2% effective rate in 2005 and a 4% effective tax in 2004.  The primary components of this provision, in both 2005 and 2004, were minimum federal and state taxes.  However, we were able to fully offset our cash tax liabilities with the tax benefit from the exercise of stock options.  Given our limited history of profitability we have fully reserved our otherwise recognizable deferred tax asset which is principally comprised of our net operating loss carryforwards, as its realization is uncertain.  We will continue to revisit this analysis on a quarterly basis and record adjustments as necessary.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000‘s omitted except in current ratio calculation):

	Three months ended March 31,		Change
	2005	2004	Dollars	%
Operating cash flows	$ 2,202	$ 829	$ 1,373	166%
Investing cash flows	(6,536)	(6,330)	(206)	(3%)
Financing cash flows	1,898	1,702	196	12%

Capital expenditures, net	$ 86	$ 130	$ (44)	(34%)
Additionally, our cash position, working capital, accounts receivable and inventories are shown below for the periods indicated.
	March 31,	December 31,	Change
	2005	2004	Dollars	%
Cash and cash equivalents	$ 5,073	$ 7,509	$ (2,436)	(32%)
Available-for-sale investments, at
market value	24,100	17,650	6,450	37%
Accounts receivable, net	7,359	7,123	236	3%
Inventories, net	5,973	5,866	107	2%
Working capital	33,646	28,163	5,483	19%

        As of March 31, 2005, we had $29.2 million in cash and cash equivalents and available-for-sale investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of March 31, 2005, we had no borrowings or debt.

        Operating cash flows for the three months ended March 31, 2005, increased compared to the same period in 2004. This increase reflects the effects of an increase in net profit and a increase in working capital requirements primarily from the reduction in accrued liabilities. Cash used in investing activities decreased for the three months ended March 31, 2005, compared to the same period in 2004. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities increased for the three month period ended March 31, 2005 compared to the same period in 2004. This increase was primarily due to an increase in exercises of stock options offset partially by costs incurred related to the issuance of common stock.

        We anticipate that capital expenditures for the remainder of 2005 will total approximately $300,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

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

        The following table summarizes our estimated contractual cash obligations as of March 31, 2005, excluding amounts due Massachusetts General Hospital, royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

Payments due by period
	Total	Less than 1 year	1 -3 Years	4 - 5 Years	After 5 Years
Operating lease	$ 3,560	$ 712	$ 2,136	$ 712	$ --
Purchase commitments	3,696	3,696	--	--	--

Total contractual cash obligations	$ 7,256	$ 4,408	$ 2,136	$ 712	$ --

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, SFAS No. 123R was amended to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005. We will adopt the standard as of the effective date.

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

        In past years and following the settlement with Lumenis, material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital.

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

        As a small company with less than 200 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business. Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

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

        We sell a significant amount of our products and services outside the U.S. International product revenue, consisting of sales from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international locations from the United States was 30% of total product revenue for the three months ended March 31, 2005, and we expect that international sales will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign regulatory approvals for products may occur. In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

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

Managing our relationship with Johnson & Johnson Consumer Companies (“JJCC”) effectively may divert the attention of key technical personnel and management from the core business. If JJCC ends the relationship our stock price could fall, and we may be unable to bring to market home-use, light based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1. Legal proceedings

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a Motion for Summary Judgment that the patent claims being asserted are invalid and not infringed. Palomar and the Massachusetts General Hospital believe that this Motion is without merit and filed a response vigorously defending both the validity of the patent claims and the infringement of those claims by Cutera’s CoolGlide products. A hearing was held March 17, 2005, and the parties are waiting for the Judge to issue her ruling. A trial date has not yet been set. (See “Cautionary Statements”)

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital. Cutera’s products include the Solera Opus product in the Solera Platform and other products using pulsed light and light-based technology in Cutera’s XEO platform. Cutera’s PW 770 handpiece is utilized in the Solera and XEO Platforms. (See “Cautionary Statements”)

Item 2. Changes in securities, use of proceeds and issuer purchases of securities.

      Not applicable.

Item 3. Defaults upon senior securities

      Not applicable.

Item 4. Submission of matters to a vote of security holders

      Not Applicable.

Item 5. Other information.

      Not Applicable.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

        On February 8, 2005, the Board of Directors of Palomar Medical Technologies, Inc. (the "Company") adopted a 2005 Incentive Compensation Program - Executive Level (the "Program") for fiscal year 2005. Under the Program, if the Company meets a certain base level profit milestone, these officers would receive a cash bonus of up to 45% of such officer's annual base salary for meeting both corporate and individual objectives. In addition, if the Company meets a certain second level profit milestone above base level, these officers would receive an additional cash bonus of up to 25% of such officer's annual base salary. Also, these officers would receive an additional cash bonus of up to 3% of such officer's annual base salary for each certain additional level above the second profit milestone.

        Also on February 8, 2005, the Board of Directors of the Company increased the Board meeting fees provided to non-employee directors to $32,000 per Director per year.

        On February 10, 2005, we filed a current report on Form 8-K, which reported our financial results for our fiscal year end, 2004.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: May 5, 2005	By: /s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: May 5, 2005	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

-25-