Form 10-Q
period 2005-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2005-08-05
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

        As of August 4, 2005, 16,940,270 shares of common stock were issued and outstanding.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents
i Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ 9,660,388	$ 7,508,856
Available-for-sale investments, at market value	24,349,838	17,650,000
Accounts receivable, net	8,498,596	7,122,745
Inventories	6,395,785	5,866,494
Other current assets	763,431	440,254

Total current assets	49,668,038	38,588,349

Property and equipment, net	851,956	899,368

Other assets	111,074	111,074

Total Assets	$ 50,631,068	$ 39,598,791

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,636,902	$ 971,030
Accrued liabilities	8,653,506	8,014,207
Deferred revenue	1,493,479	1,439,639

Total current liabilities	11,783,887	10,424,876

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding- 16,884,001 and 16,231,502 shares, respectively	168,840	162,315
Additional paid-in capital	174,570,096	172,428,102
Accumulated deficit	(135,891,755)	(143,416,502)

Total stockholders' equity	38,847,181	29,173,915

Total liabilities and stockholders’ equity	$ 50,631,068	$ 39,598,791

The accompanying notes are an integral part of these consolidated financial statements 1
Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$15,780,556	$10,686,773	$30,063,972	$20,313,888
Royalty revenues	1,130,435	1,455,227	2,512,719	1,648,505
Funded product development revenues	1,311,827	1,088,172	2,691,431	2,101,636

Total revenues	18,222,818	13,230,172	35,268,122	24,064,029

Costs and expenses:
Cost of product revenues	5,236,389	3,822,507	9,757,185	7,241,020
Cost of royalty revenues	452,173	582,091	1,005,087	659,402
Research and development	2,870,050	2,490,182	6,056,214	5,029,345
Selling and marketing	4,352,348	3,124,608	8,176,990	5,805,718
General and administrative	1,469,638	1,176,854	3,020,350	2,264,183

Total costs and expenses	14,380,598	11,196,242	28,015,826	20,999,668

Income from operations	3,842,220	2,033,930	7,252,296	3,064,361

Interest income	243,449	37,273	415,517	64,511
Other income, net	4,500	18,000	10,500	161,067

Income before income taxes	4,090,169	2,089,203	7,678,313	3,289,939

Provision for income taxes	81,803	59,114	153,566	100,629

Net income	$4,008,366	$2,030,089	$7,524,747	$3,189,310

Net income per share:
Basic	$0.24	$0.13	$0.45	$0.21

Diluted	$0.21	$0.12	$0.40	$0.18

Weighted average number of shares outstanding:
Basic	16,856,271	15,697,135	16,776,925	15,380,446

Diluted	18,832,447	17,607,376	19,037,599	17,465,459

The accompanying notes are an integral part of these consolidated financial statements 2
Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,524,747	$3,189,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,739	141,183
Provision for bad debt	66,575	117,278
Tax benefit from the exercise of stock options	105,717	65,629
Changes in assets and liabilities:
Accounts receivable	(1,442,426)	(1,496,479)
Inventories	(529,291)	(756,591)
Other current assets	(323,177)	(146,495)
Accounts payable	665,872	156,404
Accrued liabilities	639,299	1,691,556
Deferred revenue	53,840	1,759,373

Net cash provided by operating activities	6,929,895	4,721,168

Cash flows from investing activities:
Purchases of property and equipment	(121,327)	(467,912)
Purchases of available-for-sale investments	(10,400,000)	(12,550,000)
Proceeds from sale of available-for-sale investments	3,700,162	3,250,000

Net cash used in investing activities	(6,821,165)	(9,767,912)

Cash flows from financing activities:
Proceeds from the exercise of stock options, warrants and employee stock
purchase plan	2,079,202	2,341,666
Costs incurred related to issuance of common stock	(36,400)	(41,950)

Net cash provided by financing activities	2,042,802	2,299,716

Net increase (decrease) in cash and cash equivalents	2,151,532	(2,747,028)
Cash and cash equivalents, beginning of the period	7,508,856	7,958,946

Cash and cash equivalents, end of the period	$9,660,388	$5,211,918

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,055	$28,555

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$--	$213,903

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

Note 2 – Stock based compensation

        Palomar follows the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF 96-18, Palomar records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

        The following table illustrates the effect on net income and earnings per share if Palomar applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of Palomar for the three and six months ended June 30, 2005 and 2004, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure

        The pro forma effect on Palomar of applying SFAS No. 123 for all options and warrants to purchase common stock of Palomar would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$4,008,366	$2,030,089	$7,524,747	$3,189,310
Less: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of tax	(7,742,532)	(16,013,139)	(7,928,748)	(16,313,412)

Pro forma net loss	$(3,734,166)	$(13,983,050)	$(404,001)	$(13,124,102)

Net income (loss) per share:

Basic - as reported	$0.24	$0.13	$0.45	$0.21
Basic - pro forma	$(0.22)	$(0.89)	$(0.02)	$(0.85)

Diluted - as reported	$0.21	$0.12	$0.40	$0.18
Diluted - pro forma	$(0.22)	$(0.89)	$(0.02)	$(0.85)

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        On May 11, 2005, Palomar granted 645,000 options that were fully vested as of date of grant to employees and directors with exercise prices equal to fair market value on the date of grant, or $24.63 per share, and expire ten years from the date of grant. Of the $7,928,748 pro forma expense for the six months ended June 30, 2005, $7,568,817 relates to these options. In accordance with newly issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123R), had Palomar granted these options with longer time-based vesting, Palomar would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123R.

        For the twelve months ended December 31, 2004, Palomar granted 1,968,000 options that were also fully vested in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant, ranging from $13.66 to $26.00, and expire ten years from the date of grant. Of the $18,476,383 pro forma expense in 2004, $17,623,462 relates to these options. In accordance with newly issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123R), had Palomar granted these options with longer time-based vesting, Palomar would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123R.

         For the twelve months ended December 31, 2004, Palomar granted 1,440,000 performance based options to employees and directors with exercise prices equal to fair market value on the date of grant of $16.53, and expire ten years from the date of grant. 815,000 of these options vest upon the election of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Development and License Agreement with Gillette dated February 14, 2003, and 625,000 of these options vest twelve months after Gillette’s election (See Note 9, “Development and License Agreement with Gillette”). Palomar will incur a stock-based payment expense upon the vesting of these performance based options.

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

Note 3 – Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. Inventories consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials	$ 2,776,859	$ 3,613,032
Work in process	1,005,305	840,795
Finished goods	2,613,621	1,412,667

	$ 6,395,785	$ 5,866,494

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	June 30, 2005	December 31, 2004	Estimated useful life
Machinery and equipment	$1,411,044	$1,376,668	3-8 years
Furniture and fixtures	2,023,731	1,936,779	5 years
Leasehold improvements	293,555	293,555	Shorter of estimated useful life or term of lease

	3,728,330	3,607,002
Less: accumulated depreciation	2,876,374	2,707,634

Total	$ 851,956	$ 899,368

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

        The following table provides the detail of the change in Palomar’s product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheets at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Warranty accrual, beginning of period	$ 722,040	$ 584,929
Charged to costs and expenses relating to new sales	685,000	1,260,695
Costs incurred / write-offs	(656,881)	(1,123,584)

Warranty accrual, end of period	$ 750,159	$ 722,040

Note 6 – Segment information

        Product revenue from international sources was $5.5 million and $3.4 million for the three months ended June 30, 2005 and 2004, respectively, and $9.8 million and $7.7 million for the six months ended June 30, 2005 and 2004, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	65.2%	66.2%	67.5%	60.6%
Canada	6.9%	10.0%	7.9%	10.0%
Japan	7.9%	9.8%	8.1%	12.0%
Asia / Pacific / Middle East	4.0%	5.3%	3.9%	7.3%
Europe	7.8%	4.5%	6.3%	7.1%
Australia	5.2%	2.9%	4.0%	2.0%
South and Central America	3.0%	1.3%	2.3%	1.0%

Total	100.0%	100.0%	100.0%	100.0%

Note 7 - Net income per common share

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average number of
shares outstanding	16,856,271	15,697,135	16,776,925	15,380,446
Potential common shares pursuant to
stock options and warrants	1,976,176	1,910,241	2,260,674	2,085,013

Diluted weighted average number of
shares outstanding	18,832,447	17,607,376	19,037,599	17,465,459

        Diluted weighted average shares outstanding do not include options and warrants outstanding to purchase 441,484 and 50,000 common equivalent shares for the three and six months ended June 30, 2005, respectively, and 8,379 and 910,912 common equivalent shares for the three months and six months ended June 30, 2004, respectively, as their effect would have been antidilutive.

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
Notes to Condensed Consolidated Financial Statements

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

        For the three months ended June 30, 2005 and 2004, Palomar recognized $700,000 and approximately $707,000 of funded product development revenues from Gillette, respectively. For the six months ended June 30, 2005 and 2004, Palomar recognized approximately $1.4 million and approximately $1.5 million of funded product development revenues from Gillette, respectively.

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

        For the three and six months ended June 30, 2005, Palomar recognized approximately $375,000 and $750,000 of funded product development revenues from JJCC, respectively and deferred $375,000 of advance payments received from JJCC for which services were not yet provided.

Note 11 – Research contract with the United States Department of the Army

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. This revenue is included in funded product development revenue in the accompanying statements of operations. Palomar has recognized $1.7 million of funded product development revenues from the United States Department of the Army from the inception of the contract through June 30, 2005. Palomar’s revenue from the contract may be subject to government audit. Palomar is unaware of any specific adjustments or open items that could result from any such audit.

        For the three months ended June 30, 2005 and 2004, Palomar recognized approximately $237,000 and approximately $381,000 of funded product development revenues under this agreement, respectively. For the six months ended June 30, 2005 and 2004, Palomar recognized approximately $523,000 and approximately $642,000 of funded product development revenues under this agreement, respectively.

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

        For the three and six months ended June 30, 2005, Lumenis made payments of approximately $484,000 and $1.1 million, respectively, relating to the 5% royalty. For the three and six months ended June 30, 2004, Lumenis made payments of approximately $457,000 relating to the 5% royalty.

        For the three and six months ended June 30, 2005, Lumenis made payments of $537,500 and approximately $1.1 million, respectively, for back-owed royalties recorded as royalty revenue. For the three and six months ended June 30, 2004, Lumenis made payments of $868,000 for back-owed royalties recorded as royalty revenue.

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

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital.  Cutera’s products include the Solera Opus product in the Solera Platform and other products using pulsed light and light-based technology in Cutera’s XEO platform.  Cutera’s PW 770 handpiece is utilized in the Solera and XEO Platforms.  Instead of answering the complaint, Cutera filed a motion to dismiss for lack of personal jurisdiction in Massachusetts, and Cutera then filed identical lawsuits in California and Delaware seeking a declaratory judgment that the 5,595,568 and 5,735,844 patents are not infringed, are invalid, and that the patents are unenforceable due to inequitable conduct.  Palomar and MGH believe Cutera is subject to personal jurisdiction in Massachusetts and have filed a response vigorously opposing their motion.

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

Overview

        We are engaged in research, development, manufacturing and distribution of proprietary light based systems for hair removal and other cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light based systems for cosmetic treatments through our research and development as well as with our partnerships with Massachusetts General Hospital’s Wellman Laboratories and other centers throughout the world. We are continually developing and testing new indications to further the advancement of cosmetic light based treatments.

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

        Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance.  Those indicators include but are not limited to the following:

•	Revenues. We derive revenues from products and services relating to our products, royalties and from funded product development. These revenues vary based on such factors as demand for products, the number and size of transactions within the reporting period and the impact of changes in sales prices. In addition to monitoring the amount of product and service revenues and total revenues, we also consider revenue concentration by customer and by geographic region to be possible indicators of current and future trends in our business.

•	Cost of revenues and gross margins. We strive to control our cost of revenues. The major items impacting cost of product revenues are material costs, personnel and overhead expenses.

•	Operating expenses. Operating expenses are substantially driven by personnel, commissions and overhead expenses. Other significant operating expenses that we monitor include research and development, travel and entertainment, professional fees and facilities and other sales and marketing expenses.

•	Liquidity and cash flows. In recent periods, the primary source of our liquidity is our net income. From period to period, we see fluctuations in various items, including our working capital accounts, capital expenditures, purchases of property and equipment and proceeds from the exercise of employee stock options.

•	Balance sheet. We view cash, cash equivalents, available-for-sale of investments, working capital, inventory, inventory turns, accounts receivable balances and days sales outstanding as important indicators of our financial health.

        We improved product gross margin dollars by 54% due to a higher margin product mix and the effects of increased sales volume as compared to the same period in 2004. We also strengthened our balance sheet since the end of last year, including increasing our cash, cash equivalents and available-for-sale investments by 35% and increasing stockholders’ equity by 33%. The current ratio is 4.2x, up from 3.7x at the end of 2004, and we have no debt.

        Our total revenues for the quarter ended June 30, 2005 were $18.2 million, up from $13.2 million in the second quarter of 2004. Product revenues increased to $15.8 million from $10.7 million in the second quarter of 2005 as compared to the second quarter of 2004. Gross profit from product sales increased to $10.5 million (67 percent of product revenues), up from $6.9 million (64 percent of product revenues) in the year-earlier quarter. The Company reported net income of $4.0 million, or $0.21 per diluted share, for the second quarter of this year, versus net income of $2.0 million, or $0.12 per diluted share, for the second quarter of last year.

        Over the last three years, most of our product revenue were derived from the Lux family of products with their complementary handpieces, offering a suite of applications to the end user. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and, if they prefer, upgrade into more powerful Lux systems when ready. Additionally, the Lux platform enables us to custom tailor products to fit almost any professional medical office or spa location and provides our customers with the comfort that the system can grow with their practice. We have kept a commitment to continually provide value to customers who invest in our Lux system platform.

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

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2005 and 2004, respectively (in thousands, except for percentages):

	Three Months Ended June 30,				Change
	2005		2004		2005 to 2004
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$15,781	87%	$10,687	81%	$5,094	48%
Royalty revenues	1,130	6%	1,455	11%	(325)	(22%)
Funded product development	1,312	7%	1,088	8%	224	21%
revenues

Total revenues	18,223	100%	13,230	100%	4,993	38%

Cost and expenses:
Cost of product revenues	5,236	29%	3,822	29%	1,414	37%
Cost of royalty revenues	452	2%	582	4%	(130)	(22%)
Research & development	2,870	16%	2,490	19%	380	15%
Selling & marketing	4,353	24%	3,125	24%	1,228	39%
General & administrative	1,470	8%	1,177	9%	293	25%

Total costs & expenses	14,381	79%	11,196	85%	3,185	28%

Income from operations	3,842	21%	2,034	15%	1,808	89%
Interest income	243	1%	37	-%	206	557%
Other income	5	-%	18	-%	(13)	(72%)

Income before income taxes	4,090	22%	2,089	16%	2,001	96%
Provision for income taxes	82	-%	59	-%	23	39%

Net income	$4,008	22%	$2,030	15%	$1,978	97%

13
	Six Months Ended June 30,				Change
	2005		2004		2005 to 2004
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$30,064	85%	$20,313	84%	$9,751	48%
Royalty revenues	2,513	7%	1,649	7%	864	52%
Funded product development	2,691	8%	2,102	9%	589	28%
revenues

Total revenues	35,268	100%	24,064	100%	11,204	47%

Cost and expenses:
Cost of product revenues	9,757	28%	7,241	30%	2,516	35%
Cost of royalty revenues	1,005	3%	659	3%	346	53%
Research & development	6,057	17%	5,029	21%	1,028	20%
Selling & marketing	8,177	23%	5,807	24%	2,370	41%
General & administrative	3,020	9%	2,264	9%	756	33%

Total costs & expenses	28,016	80%	21,000	87%	7,016	33%

Income from operations	7,252	21%	3,064	13%	4,188	137%
Interest income	416	1%	65	-%	351	540%
Other income	10	-%	161	1%	(151)	(94%)

Income before income taxes	7,678	22%	3,290	14%	4,388	133%
Provision for income taxes	153	1%	101	1%	52	51%

Net income	$7,525	21%	$3,189	13%	$4,336	136%

        Product revenues. Sales of the StarLux Pulsed Light and Laser System coupled with its additional handpieces were the leading contributor to our increase in product revenues for both the three and six months ended, June 30, 2005 in comparison to the same periods in 2004. Favorably impacting product revenues for the three months ended June 30, 2005, was an increase of 38% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux, NeoLux and their additional handpieces and an increase of 14% in customer service revenue. Offsetting these increases was a reduction in sales of 22% relating to the Q-Yag 5 product line. For the six months ended June 30, 2005, favorably impacting product revenues was an increase of 40% in sales related to the “Lux” family of products, a 38% increase in sales relating to customer service offset by a decrease of 18% from sales related to the Q-Yag 5 product line in comparison to the same period in 2004.

        Product revenue for the three and six months ended June 30, 2005 comprised of 72% and 75%, respectively, to North American customers where we sell through a direct sales force and 28% and 25%, respectively, outside of North America where we sell through distributors. In comparison to the same three and six month periods in 2004, product revenue consisted of 76% and 71%, respectively, to North American customers, and 24% and 29%, respectively, outside of North America.

        Royalty revenues. The decrease in royalty revenue in the three months ended June 30, 2005, as compared to the same period in 2004 was the result of our receiving a lower payment for back-owed royalties as compared to the higher initial payment for back-owed royalties as per the settlement agreement with Lumenis (see Note: 12 “Settlement of Litigation”). For the six months ended June 30, 2005, the increase in royalty revenue as compared to the same period in 2004 is attributed to the installments made by Lumenis for back-owed royalties and additional payments in relation to the 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules.

        Funded product development revenues. Funded product development revenue is generated from the development agreements with Gillette and Johnson & Johnson Consumer Companies, Inc. (“JJCC”) as well as the United States Department of the Army. For both Gillette and JJCC, Palomar receives payments quarterly in accordance with the work plans that were developed with both Gillette and JJCC. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or JJCC are recorded as deferred revenue. Payments are not refundable if the development is not successful. For the three and six months ended June 30, 2005, funded product development revenue increased due to the payments received from Gillette and JJCC as compared to the same period in 2004. JJCC development agreement commenced during the fourth quarter of 2004.

        We provide services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three and six months ended June 30, 2005, funded product development revenues from the Department of the Army decreased as compared to the same periods in 2004. Though the project was scheduled to last for nineteen months, we believe we will need several more months to complete the work.

         Cost of product revenues. The increase in absolute dollars is directly attributable to increased variable costs associated with increased product sales. The cost of product revenues increased in absolute dollars, but decreased as a percentage of total revenue for the three and six months ended June 30, 2005 as compared to the same period in 2004. This cost decreased as a percentage of total revenue primarily due to a shift in sales mix to the higher priced StarLux Pulsed Light and Laser System. In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over higher sales volumes.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2004. The decrease in the cost of royalty revenues for the three months ended June 30, 2005, in comparison to the same period in 2004, is attributed to a decrease in the payment made under the settlement agreement with Lumenis. For the six months ended June 30, 2005, the cost of royalty revenues increased due to the installments made by Lumenis for back-owed royalties and additional payments in relation to the 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement, the JJCC agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new technology and enhancing our current family of products.

        For both the three and six months ended June 30, 2005 expenses relating to the Gillette agreement remained consistent as compared to the same periods in 2004.

        Expenses relating to the JJCC agreement, which began in October 2004, increased by $310,000 and $568,000, respectively, for the three and six months ended June 30, 2005.

        For the three and six months ended June 30, 2005, expenses relating to the United States Department of the Army decreased by approximately $137,000 and $105,000, respectively, in comparison to the same periods in 2004. Though the project was scheduled to last for nineteen months, we believe we will need several more months to complete the work.

        For the three and six months ended June 30, 2005, legal expenses relating to the prosecution of new patents increased by approximately $174,000 and $398,000, respectively, in comparison to the same periods in 2004. We are committed to expanding intellectual property rights necessary to protect discoveries made through our investment in research and development.

        Expenses relating to the introduction of new products, enhancements made to the Company’s current family of products and research and development overhead increased by approximately $40,000 for the second quarter of 2005 and by $182,000 for the six months ended June 30, 2005, in comparison to the same periods in 2004.

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

        Selling and marketing expense. For the quarter ended June 30, 2005, selling and marketing increased by $509,000 from payroll and payroll related expenses, $550,000 related to tradeshow expenses and other costs and $169,000 related to commission expense in comparison to the same period in 2004. For the six months ended June 30, 2005, selling and marketing expenses increased by $841,000 from payroll and payroll related expenses, approximately $1.3 million related to tradeshow expenses and other costs and by approximately $256,000 relating to commission expense in comparison to the same period in 2004. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion.

        General and administrative expense. For the quarter ended June 30, 2005, the increase is mainly attributed to payroll and payroll related expenses of $484,000, offset by a reduction in our corporate legal expenses of approximately $97,000 and an offset in other expenses of $65,000 as compared to the same period in 2004. For the six months ended, June 30, 2005, the increase is mainly attributed to payroll and payroll related expenses of $702,000 and an increase in our corporate legal expenses of approximately $88,000 offset by a reduction in other expenses of $40,000 as compared to the same period in 2004.

        Interest income. Interest income increased due to higher levels of excess cash on hand and an increase in interest rates for the three and six months ended June 30, 2005 in comparison to the same period in 2004.

        Other income. Other income is attributable to payments received from a previously written-off note receivable.

        Provision for income taxes.  We provided income taxes at a 2% effective rate in 2005 and a 3% effective rate in 2004.  The primary components of this provision, in both 2005 and 2004, were minimum federal and state taxes.  However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options.  Given our limited history of profitability we have fully reserved our otherwise recognizable deferred tax asset which is principally comprised of our net operating loss carryforwards, as its realization is uncertain.  We will continue to revisit this analysis on a quarterly basis and record adjustments as necessary.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000‘s omitted except in current ratio calculation):

	Six months ended June 30,		Change
	2005	2004	Dollars	%
Operating cash flows	$6,930	$4,721	$2,209	47%
Investing cash flows	(6,821)	(9,768)	2,947	(30%)
Financing cash flows	2,043	2,300	(257)	(11%)

Capital expenditures	$122	$468	$(346)	(74%)

16 Additionally, our cash, cash equivalents, available-for-sale investments, accounts receivable, inventories and working capital are shown below for the periods indicated.

	June 30,	December 31,	Change
	2005	2004	Dollars	%
Cash and cash equivalents	$ 9,660	$ 7,509	$2,151	29%
Available-for-sale investments, at
market value	24,350	17,650	6,700	38%
Accounts receivable, net	8,499	7,123	1,376	19%
Inventories, net	6,396	5,866	530	9%
Working capital	37,884	28,163	9,721	35%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of June 30, 2005, we had no borrowings or debt.

        Operating cash flows for the six months ended June 30, 2005 increased compared to the same period in 2004. This increase reflects the effects of an increase in net profit and a decrease in working capital requirements primarily from an increase in accrued liabilities and deferred revenue offset by an increase in accounts receivable and an increase in inventory. Cash used in investing activities decreased for the six months ended June 30, 2005, compared to the same period in 2004. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities decreased for the six month period ended June 30, 2005 compared to the same period in 2004. This decrease was primarily due to a decrease in exercises of stock options.

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

        The following table summarizes our estimated contractual cash obligations as of June 30, 2005, excluding amounts due Massachusetts General Hospital, royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

	Payments due by period
	Total	Less than 1 year	1 -3 Years	4 - 5 Years	After 5 Years
Operating lease	$4,034	$ 949	$2,848	$237	$ --
Purchase commitments	5,098	5,098	--	--	--

Total contractual cash obligations	$9,132	$6,047	$2,848	$237	$ --

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

        We sell a significant amount of our products and services outside the U.S. International product revenue, consisting of sales from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international locations from the United States, and we expect that international sales will continue to be significant.  As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales.  In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign regulatory approvals for products may occur.  In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

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

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

        Beginning with our annual report for our fiscal year ending on December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 required us to include a report by our management on our internal controls over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent auditors have issued an attestation report on management’s assessment of such internal controls.

        Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that such internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective our business may be harmed.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock

        We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Item 3. Quantitative and qualitative disclosures about market risk

        Our primary market risk exposures are in the areas of interest rate risk. Our investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the short-term nature of these investments.

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a Motion for Summary Judgment that the patent claims being asserted are invalid and not infringed.  Palomar and the Massachusetts General Hospital believe that this Motion is without merit and filed a response vigorously defending both the validity of the patent claims and the infringement of those claims by Cutera’s CoolGlide products.  A hearing was held March 17, 2005, and the parties are waiting for the Judge to issue her ruling.  A trial date has not yet been set. (See “Cautionary Statements”)

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital.  Cutera’s products include the Solera Opus product in the Solera Platform and other products using pulsed light and light-based technology in Cutera’s XEO platform.  Cutera’s PW 770 handpiece is utilized in the Solera and XEO Platforms.  Instead of answering the complaint, Cutera filed a motion to dismiss for lack of personal jurisdiction in Massachusetts, and Cutera then filed identical lawsuits in California and Delaware seeking a declaratory judgment that the 5,595,568 and 5,735,844 patents are not infringed, are invalid, and that the patents are unenforceable due to inequitable conduct.  Palomar and MGH believe Cutera is subject to personal jurisdiction in Massachusetts and have filed a response vigorously opposing their motion.  (See “Cautionary Statements”)

Item 2. Changes in securities, use of proceeds and issuer purchases of securities.

      Not applicable.

Item 3. Defaults upon senior securities

      Not applicable.

Item 4. Submission of matters to a vote of security holders

        Palomar’s Annual Meeting of Shareholders was held on May 11, 2005 (the “Annual Meeting”).  At the Annual Meeting, stockholders voted on two matters:  the election of directors for a term of one year and the ratification of the appointment of Ernst & Young LLP as the Company’s registered public accounting firm. The stockholders elected management’s nominees as directors in an uncontested election and ratified the appointment of the registered public accounting firm by the following votes, respectively:

Matter	Votes For	Withheld

Proposal #1: The Election of Directors

Joseph P. Caruso	11,378,710	2,821,367
Jeanne Cohane	14,095,769	104,308
Nicolas P. Economou	14,133,617	66,460
James Martin	14,049,546	150,531
A. Neil Pappalardo	14,054,901	145,176
Louis (Dan) Valente	11,329,626	2,870,451

Matter	Votes For	Votes Against	Abstained

Proposal #2: The Ratification of Ernst & Young LLP as the Company's Auditors

Ernst & Young LLP	14,169,520	15,525	15,032

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

        (b) Reports on Form 8-K

        On April 28, 2005, we filed a current report on Form 8-K, which reported our financial results for the three months ending March 31, 2005.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: August 5, 2005	By: /s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: August 5, 2005	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

27