Form 10-Q
period 2005-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2005-11-04
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

        As of October 30, 2005, 16,978,840 shares of common stock were issued and outstanding.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents
i Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$9,641,086	$7,508,856
Available-for-sale investments, at market value	30,022,812	17,650,000
Accounts receivable, net	9,644,696	7,122,745
Inventories	6,899,960	5,866,494
Other current assets	758,408	440,254

Total current assets	56,966,962	38,588,349

Property and equipment, net	866,876	899,368

Other assets	111,074	111,074

Total Assets	$57,944,912	$39,598,791

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,716,407	$971,030
Accrued liabilities	10,302,608	8,014,207
Deferred revenue	1,561,857	1,439,639

Total current liabilities	13,580,872	10,424,876

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding- 16,978,840 and 16,231,502 shares, respectively	169,788	162,315
Additional paid-in capital	175,498,132	172,428,102
Accumulated deficit	(131,303,880)	(143,416,502)

Total stockholders' equity	44,364,040	29,173,915

Total liabilities and stockholders’ equity	$57,944,912	$39,598,791

The accompanying notes are an integral part of these consolidated financial statements 1

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September, 30
	2005	2004	2005	2004
Revenues:
Product revenues	$16,726,018	$11,599,737	$46,789,990	$31,913,625
Royalty revenues	1,211,547	1,254,820	3,724,266	2,903,325
Funded product development revenues	1,341,108	1,092,448	4,032,539	3,194,084

Total revenues	19,278,673	13,947,005	54,546,795	38,011,034

Costs and expenses:
Cost of product revenues	5,220,270	3,991,748	14,977,455	11,232,768
Cost of royalty revenues	484,619	501,928	1,489,706	1,161,330
Research and development	3,162,199	2,532,625	9,218,413	7,561,970
Selling and marketing	4,335,302	3,034,595	12,512,292	8,840,313
General and administrative	1,712,847	1,443,626	4,733,197	3,707,809

Total costs and expenses	14,915,237	11,504,522	42,931,063	32,504,190

Income from operations	4,363,436	2,442,483	11,615,732	5,506,844

Interest income	312,116	78,554	727,633	143,065
Other income (expense), net	3,000	(377,000)	13,500	(215,933)

Income before income taxes	4,678,552	2,144,037	12,356,865	5,433,976

Provision for income taxes	90,677	60,381	244,243	161,010

Net income	$4,587,875	$2,083,656	$12,112,622	$5,272,966

Net income per share:
Basic	$0.27	$0.13	$0.72	$0.34

Diluted	$0.24	$0.12	$0.64	$0.30

Weighted average number of shares outstanding:
Basic	16,942,280	15,878,521	16,815,519	15,547,683

Diluted	19,115,171	17,793,795	19,044,006	17,517,346

The accompanying notes are an integral part of these consolidated financial statements 2

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$12,112,622	$5,272,966

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,766	221,228
Provision for bad debt	41,863	196,499
Tax benefit from the exercise of stock options	134,430	108,511
Changes in assets and liabilities:
Accounts receivable	(2,563,814)	(1,076,053)
Inventories	(1,033,466)	(1,756,654)
Other current assets	(318,154)	(174,505)
Accounts payable	745,377	834,554
Accrued liabilities	2,288,401	2,395,942
Deferred revenue	122,218	630,427

Net cash from operating activities	11,791,243	6,652,915

Cash flows used in investing activities:
Purchases of property and equipment	(229,274)	(533,252)
Purchases of available-for-sale investments	(17,722,974)	(15,800,000)
Proceeds from sale of available-for-sale investments	5,350,162	3,500,000

Net cash used in investing activities	(12,602,086)	(12,833,252)

Cash flows from financing activities:
Proceeds from the exercise of stock options, warrants and employee stock
purchase plan	2,997,673	2,892,522
Costs incurred related to issuance of common stock	(54,600)	(61,488)

Net cash from financing activities	2,943,073	2,831,034

Net increase (decrease) in cash and cash equivalents	2,132,230	(3,349,303)
Cash and cash equivalents, beginning of the period	7,508,856	7,958,946

Cash and cash equivalents, end of the period	$9,641,086	$4,609,643

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$9,055	$28,555

Supplemental disclosure of noncash financing and investing activities:

Issuance of stock for employer 401(k) matching contribution	$--	$213,903

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

        The following table illustrates the effect on net income and earnings per share if Palomar applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of Palomar for the three and nine months ended September 30, 2005 and 2004, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure

        The pro forma effect on Palomar of applying SFAS No. 123 for all options and warrants to purchase common stock of Palomar would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$4,587,875	$2,083,656	$12,112,622	$5,272,966
Less: Total stock-based
employee compensation expense determined under fair value based method for all awards, net of tax	$(180,161)	$(766,981)	$(8,108,909)	$(17,080,393)

Pro forma net income (loss)	$4,407,714	$1,316,675	$4,003,713	$(11,807,427)

Net income (loss) per share:
Basic - as reported	$0.27	$0.13	$0.72	$0.34
Basic - pro forma	$0.26	$0.08	$0.24	$(0.76)
Diluted - as reported	$0.24	$0.12	$0.64	$0.30
Diluted - pro forma	$0.23	$0.07	$0.21	$(0.76)

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        On May 11, 2005, Palomar granted 645,000 options that were fully vested as of date of grant to employees and directors with exercise prices equal to fair market value on the date of grant, or $24.63 per share, and expire ten years from the date of grant. Of the $8,108, 909 pro forma expense for the nine months ended September 30, 2005, $7,568,817 relates to these options. In accordance with newly issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123R), had Palomar granted these options with longer time-based vesting, Palomar would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123R.

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

Note 3 – Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. Inventories consisted of the following:

	September 30, 2005	December 31, 2004
Raw materials	$2,800,441	$3,613,032
Work in process	1,391,565	840,795
Finished goods	2,707,954	1,412,667

	$6,899,960	$5,866,494

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	September 30, 2005	December 31, 2004	Estimated useful life
Machinery and equipment	$ 1,418,644	$ 1,376,668	3-8 years
Furniture and fixtures	2,124,077	1,936,779	5 years
Leasehold improvements	293,555	293,555	Shorter of estimated useful life or term of lease

	3,836,276	3,607,002
Less: accumulated depreciation	2,969,400	2,707,634

Total	$ 866,876	$ 899,368

Note 5 – Warranty costs

        Palomar typically offers a one-year warranty for all of its products. Palomar provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Palomar’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Palomar assesses the adequacy of the warranty provision and Palomar may adjust this provision if necessary.

        The following table provides the detail of the change in Palomar’s product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheets at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Warranty accrual, beginning of period	$722,040	$584,929
Charged to costs and expenses relating to new sales	1,024,500	1,260,695
Costs incurred / write-offs	(1,010,258)	(1,123,584)

Warranty accrual, end of period	$736,282	$722,040

Note 6 – Segment information

        Product revenue from international sources was $5.0 million and $5.4 million for the three months ended September 30, 2005 and 2004, respectively, and $14.8 million and $13.4 million for the nine months ended September 30, 2005 and 2004, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	69.9%	53.7%	68.4%	58.1%
Canada	8.1%	13.6%	8.0%	11.3%
Japan	8.0%	11.0%	8.0%	11.6%
Asia / Pacific / Middle East	5.3%	6.1%	4.4%	6.9%
Europe	5.7%	9.0%	6.1%	7.8%
Australia	1.4%	5.2%	3.1%	3.1%
South and Central America	1.6%	1.4%	2.0%	1.2%

Total	100.0%	100.0%	100.0%	100.0%

Note 7 – Net income per common share

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        Basic net income per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method.

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average number of
shares outstanding	16,942,280	15,878,521	16,815,519	15,547,683
Potential common shares pursuant to
stock options and warrants	2,172,891	1,915,274	2,228,487	1,969,663

Diluted weighted average number of
shares outstanding	19,115,171	17,793,795	19,044,006	17,517,346

        Diluted weighted average shares outstanding do not include options and warrants outstanding to purchase 50,000 common equivalent shares for the nine months ended September 30, 2005 and 7,826 and 1,711,100 common equivalent shares for the three months and nine months ended September 30, 2004, respectively, as their effect would have been antidilutive.

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

        For the three months ended September 30, 2005 and 2004, Palomar recognized $700,000 and approximately $796,000 of funded product development revenues from Gillette, respectively. For the nine months ended September 30, 2005 and 2004, Palomar recognized approximately $2.1 million and approximately $2.3 million of funded product development revenues from Gillette, respectively.

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

        For the three and nine months ended September 30, 2005, Palomar recognized approximately $375,000 and $1.1 million of funded product development revenues from JJCC, respectively and deferred $375,000 of advance payments received from JJCC for which services were not yet provided.

Note 11 – Research contract with the United States Department of the Army

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. This revenue is included in funded product development revenue in the accompanying statements of income. Palomar has recognized $1.9 million of funded product development revenues from the United States Department of the Army from the inception of the contract through September 30, 2005. Palomar’s revenue from the contract may be subject to government audit. Palomar is unaware of any specific adjustments or open items that could result from any such audit.

        For the three months ended September 30, 2005 and 2004, Palomar recognized approximately $266,000 and approximately $296,000, respectively, of funded product development revenues under this agreement, respectively. For the nine months ended September 30, 2005 and 2004, Palomar recognized approximately $789,000 and approximately $938,000, respectively, of funded product development revenues under this agreement, respectively.

        On October 25, 2005, Palomar was awarded additional funding and contract extension from the United States Department of Army. This additional funding of $888,000 and a 12 month contract extension from the Department of the Army is to continue the development of a light-based self-treatment device for Pseudofolliculitis Barbae. Palomar estimates that this extension funds the program through October 2006.

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

        For the three and nine months ended September 30, 2005, Lumenis made payments of approximately $519,000 and $1.7 million, respectively, relating to the 5% royalty. For the three and nine months ended September 30, 2004, Lumenis made payments of approximately $523,000 and $980,000 relating to the 5% royalty.

        For the three and nine months ended September 30, 2005, Lumenis made payments of $537,500 and approximately $1.6 million, respectively, for back-owed royalties recorded as royalty revenue. For the three and nine months ended September 30, 2004, Lumenis’s payments totaled $537,500 and approximately $1.4 million, respectively, for back-owed royalties which Palomar recorded as royalty revenue. The final payment for back-owed royalties is due from Lumenis in the fourth quarter of 2005.

Note 13 – Litigation

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a Motion for Summary Judgment that the patent claims being asserted are invalid and not infringed.  Palomar and the Massachusetts General Hospital believe that this Motion is without merit and filed a response defending both the validity of the patent claims and the infringement of those claims by Cutera’s CoolGlide products.  A hearing was held March 17, 2005, and the parties are waiting for the Judge to issue her ruling.  On October 6, 2005, Cutera filed a Motion to Modify Construction of the Claim Term “Applicator”. Palomar and the Massachusetts General Hospital believing this motion is also without merit filed a response in opposition, and the parties are waiting for the Judge to issue her ruling. A trial date has not yet been set.

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital.  Cutera’s products include the Solera Opus product in the Solera Platform and other products using pulsed light and light-based technology in Cutera’s XEO platform.  Cutera’s PW 770 handpiece is utilized in the Solera and XEO Platforms.  Instead of answering the complaint, Cutera filed a motion to dismiss for lack of personal jurisdiction in Massachusetts, and Cutera then filed identical lawsuits in California and Delaware seeking a declaratory judgment that the 5,595,568 and 5,735,844 patents are not infringed, are invalid, and that the patents are unenforceable due to inequitable conduct.  Palomar and MGH believe Cutera is subject to personal jurisdiction in Massachusetts and have filed a response opposing their motion.  The parties are waiting for the Judge to issue her ruling.

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

Critical accounting policies

        The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of the Company’s critical accounting policies and the related judgments and estimates affecting the preparation of the Company’s consolidated financial statements is included in the Annual Report on Form 10-K of the Company for fiscal year 2004 There have been no material changes to our critical accounting policies as of September 30, 2005.

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

        We improved gross profit from product sales by 51% in the third quarter of 2005 due to a higher margin product mix and the effects of increased sales volume as compared to the same period in 2004. We strengthened our balance sheet since the end of last year, including increasing our cash, cash equivalents and available-for-sale investments by 58% and increasing stockholders’ equity by 52%. The current ratio is 4.2x, up from 3.7x at the end of 2004, and we have no debt.

        Our total revenues for the quarter ended September 30, 2005 were $19.3 million, up from $13.9 million in the third quarter of 2004. Product revenues increased to $16.7 million from $11.6 million in the third quarter of 2005 as compared to the third quarter of 2004. Gross profit from product sales increased to $11.5 million (69 percent of product revenues), up from $7.6 million (66 percent of product revenues) in the year-earlier quarter. We reported net income of $4.6 million, or $0.24 per diluted share, for the third quarter of this year, versus net income of $2.1 million, or $0.12 per diluted share, for the third quarter of last year.

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

        Our quarterly product revenue has increased as compared to the same period in 2004 as a result of the increased product demand for the Lux family of products. Looking forward, we would expect as our installed base of Lux family of products continues to increase that the demand for replacement handpieces will increase resulting in additional product revenue.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Recent developments

        On October 25, 2005, we were awarded additional funding and contract extension from the United States Department of Army. This additional funding of $888,000 and a 12 month contract extension from the Department of the Army is to continue the development of a light-based self-treatment device for Pseudofolliculitis Barbae. Initially, we were awarded a $2.5 million research contract in February 2004 that was scheduled to last for nineteen months. This program extension will allow us to evaluate new technology beyond the current research phase of the program and incorporate those elements in the subsequent development of a self use device. We believe that this extension funds the program through October 2006.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2005		2004
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$16,726	87%	$11,600	83%	$5,126	44%
Royalty revenues	1,212	6%	1,255	9%	(43)	(3%)
Funded product development revenues	1,341	7%	1,092	8%	249	23%

Total revenues	19,279	100%	13,947	100%	5,332	38%

Cost and expenses:
Cost of product revenues	5,220	27%	3,992	29%	1,228	31%
Cost of royalty revenues	485	3%	502	4%	(17)	(3%)
Research & development	3,162	16%	2,533	18%	629	25%
Selling & marketing	4,335	22%	3,034	22%	1,301	43%
General & administrative	1,713	9%	1,444	10%	269	19%

Total costs & expenses	14,915	77%	11,505	82%	3,410	30%

Income from operations	4,364	23%	2,442	18%	1,922	79%
Interest income	312	2%	79	-%	233	295%
Other income (expense), net	3	-%	(377)	(3%)	380	(101%)

Income before income taxes	4,679	24%	2,144	15%	2,535	118%
Provision for income taxes	91	-%	60	-%	31	52%

Net income	$4,588	24%	$2,084	15%	$2,504	120%

13
	Nine Months Ended September 30,
	2005		2004
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$46,790	86%	$31,914	84%	$14,876	47%
Royalty revenues	3,724	7%	2,903	8%	821	28%
Funded product development revenues	4,033	7%	3,194	8%	839	26%

Total revenues	54,547	100%	38,011	100%	16,536	44%

Cost and expenses:
Cost of product revenues	14,977	27%	11,233	30%	3,744	33%
Cost of royalty revenues	1,490	3%	1,161	3%	329	28%
Research & development	9,219	17%	7,562	20%	1,657	22%
Selling & marketing	12,512	23%	8,840	23%	3,672	42%
General & administrative	4,733	9%	3,708	10%	1,025	28%

Total costs & expenses	42,931	79%	32,504	86%	10,427	32%

Income from operations	11,616	21%	5,507	13%	6,109	111%
Interest income	728	1%	143	-%	585	409%
Other income (expense), net	13	-%	(216)	1%	229	106%

Income before income taxes	12,357	22%	5,434	14%	6,923	127%
Provision for income taxes	244	-%	161	1%	83	52%

Net income	$12,113	22%	$5,273	13%	$6,840	130%

        Product revenues. Sales of the StarLux Pulsed Light and Laser System coupled with its additional handpieces were the leading contributor to our increase in product revenues for both the three and nine months ended, September 30, 2005 in comparison to the same periods in 2004. Favorably impacting product revenues for the three months ended September 30, 2005, was an increase of 55% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux, NeoLux and their additional handpieces and an increase of 18% in customer service revenue. Offsetting these increases was a reduction in sales of 19% relating to the Q-Yag 5 product line. For the nine months ended September 30, 2005, favorably impacting product revenues was an increase of 45% in sales related to the “Lux” family of products, a 31% increase in sales relating to customer service offset by a decrease of 18% from sales related to the Q-Yag 5 product line in comparison to the same period in 2004.

        Product revenue for the three and nine months ended September 30, 2005 comprised of 78% and 76%, respectively, to North American customers where we sell through a direct sales force and 22% and 24%, respectively, outside of North America where we sell through distributors. In comparison to the same three and nine month periods in 2004, product revenue consisted of 67% and 69%, respectively, to North American customers, and 33% and 31%, respectively, outside of North America.

        Royalty revenues. Royalty revenue remained consistent for the three months ended September 30, 2005, as compared to the same period in 2004. For the nine months ended September 30, 2005, the increase in royalty revenue as compared to the same period in 2004 is attributed to the installments made by Lumenis for back-owed royalties and additional payments in relation to the 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules (See Note: 12 “Settlement of Litigation”).

        Funded product development revenues. Funded product development revenue is generated from the development agreements with Gillette and Johnson & Johnson Consumer Companies, Inc. (“JJCC”) as well as the United States Department of the Army. For both Gillette and JJCC, Palomar receives payments quarterly in accordance with the work plans that were developed with both Gillette and JJCC. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or JJCC are recorded as deferred revenue. Payments are not refundable if the development is not successful. For the three and nine months ended September 30, 2005, funded product development revenue increased due to the payments received from Gillette and JJCC as compared to the same period in 2004. JJCC development agreement commenced during the fourth quarter of 2004.

        We provide services under a $3.4 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three and nine months ended September 30, 2005, funded product development revenues from the Department of the Army decreased as compared to the same periods in 2004.

         Cost of product revenues. The increase in absolute dollars is directly attributable to increased variable costs associated with increased product sales. The cost of product revenues increased in absolute dollars, but decreased as a percentage of total revenue. The decrease in cost of product revenues as a percentage of total revenue for the three and nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to a shift in sales mix to the higher priced StarLux Pulsed Light and Laser System. In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over higher sales volumes.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2004. The cost of royalty revenues for the three months ended September 30, 2005, in comparison to the same period in 2004, remained consistent. For the nine months ended September 30, 2005, the cost of royalty revenues increased due to the installments made by Lumenis for back-owed royalties and additional payments in relation to the 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement, the JJCC agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new technology and enhancing our current family of products.

        For both the three and nine months ended September 30, 2005, expenses relating to Gillette decreased by approximately $80,000 in comparison to the same periods in 2004.

        Expenses relating to the JJCC agreement, which began in October 2004, increased by $539,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2005.

        For the three and nine months ended September 30, 2005, expenses relating to the United States Department of the Army decreased by approximately $28,000 and $133,000, respectively, in comparison to the same periods in 2004.

        For the three and nine months ended September 30, 2005, legal expenses relating to the prosecution of new patents increased by approximately $225,000 and $624,000, respectively, in comparison to the same periods in 2004. We are committed to expanding intellectual property rights necessary to protect discoveries made through our investment in research and development.

        Expenses relating to the introduction of new products, enhancements made to the current family of products and research and development overhead decreased by approximately $27,000 for the third quarter of 2005 and increased by $136,000 for the nine months ended September 30, 2005, in comparison to the same periods in 2004.

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

        Selling and marketing expense. For the quarter ended September 30, 2005, selling and marketing increased by $402,000 from payroll and payroll related expenses, $641,000 related to tradeshow expenses and other costs and $258,000 related to commission expense in comparison to the same period in 2004. For the nine months ended September 30, 2005, selling and marketing expenses increased by $1.2 million from payroll and payroll related expenses, approximately $1.9 million related to tradeshow expenses and other costs and by approximately $514,000 relating to commission expense in comparison to the same period in 2004. These increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion.

        General and administrative expense. For the quarter ended September 30, 2005, the increase in general and administrative expenses is mainly attributed to payroll and payroll related expenses of $902,000, offset by a reduction in our corporate legal expenses of approximately $332,000 and an offset in other overhead expenses of $306,000 as compared to the same period in 2004. For the nine months ended, September 30, 2005, the increase is mainly attributed to payroll and payroll related expenses of $1.6 million, offset by a reduction in our corporate legal expenses of approximately $243,000 and a reduction in other overhead expenses of $335,000 as compared to the same period in 2004.

        Interest income. Interest income increased due to higher levels of excess cash on hand and an increase in interest rates for the three and nine months ended September 30, 2005 in comparison to the same period in 2004.

        Other income (expense), net. For the three and nine months ended September 30, 2005, other income (expense), net increased in comparison to the same period in 2004. During the three and nine months ended, September 30, 2005, payments were received from a previously written-off note receivable. During the three and nine months ended September 2004, we incurred costs of $380,000 related to a non-recurring expense from the settlement of a previously owned subsidiary’s facility lease offset by payments received from a previously written-off note receivable and equity investment.

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

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000’s omitted):

	Nine months ended September 30,		Change
	2005	2004	Dollars	%
Operating cash flows	$11,791	$6,653	$5,138	77%
Investing cash flows	(12,602)	(12,833)	231	(2%)
Financing cash flows	2,943	2,831	112	4%

Capital expenditures	$229	$533	$(304)	(57%)

Additionally, our cash, cash equivalents, available-for-sale investments, accounts receivable, inventories and working capital are shown below for the periods indicated.

	September 30, 2005	December 31, 2004	Change Dollars	%
Cash and cash equivalents	$9,641	$7,509	$2,132	28%
Available-for-sale investments,
at market value	30,023	17,650	12,373	70%
Accounts receivable, net	9,645	7,123	2,522	35%
Inventories, net	6,900	5,866	1,034	18%
Working capital	43,386	28,163	15,223	54%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of September 30, 2005, we had no borrowings or debt.

        Operating cash flows for the nine months ended September 30, 2005 increased compared to the same period in 2004. This increase reflects the effects of an increase in net profit and a decrease in working capital requirements. Cash used in investing activities decreased for the nine months ended September 30, 2005, compared to the same period in 2004. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities increased for the nine month period ended September 30, 2005 compared to the same period in 2004. This increase was primarily due to an increase in exercises of stock options.

        We anticipate that capital expenditures for the remainder of 2005 will total approximately $150,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

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

        The following table summarizes our estimated contractual cash obligations as of September 30, 2005, excluding amounts due Massachusetts General Hospital, royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

		Payments due by period
	Total	Less than 1 year	1 -3 Years	4 - 5 Years	After 5 Years
Operating lease	$3,797	$ 949	$1,899	$ 949	$ --
Purchase commitments	4,213	4,213	--	--	--

Total contractual cash obligations	$8,010	$5,162	$1,899	$ 949	$ --

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, SFAS No. 123(R) was amended to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005. We will adopt the standard as of the effective date.

Cautionary statements

        The risks and uncertainties described below together with all of the other information included in this filing, including the financial statements and related notes should be carefully considered. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations may be materially harmed. In this event, the market price of our common stock could decline and you could lose part or all of your investment.

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

        The light based cosmetic and dermatology industry is highly competitive and companies frequently introduce new products. We compete in the development, manufacture, marketing, sales and servicing of light based devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than us, as well as direct worldwide sales capabilities. Our products also face competition from medical products, prescription drugs and cosmetic procedures, such as electrolysis and waxing, among others. We may not be able to differentiate our products from the products of our competitors, and customers may not consider our products to be superior to competing products or procedures, especially if competitive products and procedures are offered at lower prices. Our competitors may develop products or new technologies that make our products obsolete or less competitive.  If forecasted demand decreases, we could have excess inventories which may result in a write-off of some or all of our inventory. As a result of competition with these companies, products, and procedures, we could experience loss of market share and decreased revenue as well as reduced prices and profit margins, any of which would harm our business and operating results.

Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include:

•	product performance and design;
•	ability to sell products tailored to meet the applications needs of clients and patients;
•	quality of customer support;
•	product pricing;
•	product safety;
•	sales, marketing and distribution capabilities;
•	success and timing of new product development and introductions; and
•	intellectual property protection.

We may need to secure additional financing and without such additional financing we may be unable to fund ongoing operations or grow the business.

        Although we have generated a profit in recent years, we have a history of losses. We may not be able to sustain or increase profitability on a quarterly or annual basis. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

        We may determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of operations or expansion.  Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness.

If we do not continue to develop and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer.

        The aesthetic laser and light-based treatment system industry is subject to continuous technological development and product innovation. If we do not continue to be innovative in the development of new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products and identify new markets for our products and technology, our products and technology could become obsolete and our revenues and operating results could be adversely affected. To remain competitive, we must:

•	develop or acquire new technologies that either add to or significantly improve our current products;
•	convince our target customers that our new products or product upgrades would be attractive revenue-generating additions to their practices;
•	sell our products to non-traditional customers, including primary care physicians, gynecologists and other specialists;
•	identify new markets and emerging technological trends in our target markets and react effectively to technological changes; and
•	maintain effective sales and marketing strategies.

If our new products do not gain market acceptance, our revenues and operating results could suffer.

        The commercial success of the products and technology we develop will depend upon the acceptance of these products by providers of aesthetic procedures and their patients and clients. It is difficult for us to predict how successful recently introduced products, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results could suffer.

        We expect that many of the products we develop will be based upon new technologies or new applications of existing technologies. It may be difficult for us to achieve market acceptance of some of our products, particularly the first products that we introduce to the market based on new technologies or new applications of existing technologies.

If demand for our aesthetic treatment systems by non-traditional physician customers and spas does not develop as we expect, our revenues will suffer and our business will be harmed.

        Our revenues from non-traditional physician customers and spa purchasers of our products continue to increase. We believe, and our growth expectations assume, that we and other companies selling lasers and other light-based aesthetic treatment systems have only begun to penetrate these markets and that our revenues from selling to these markets will continue to increase. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

If there is not sufficient demand for the procedures performed with our products, practitioner demand for our products could decline, which would adversely affect our operating results.

        Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the client. As a result, the decision to undergo a procedure that utilizes our products may be influenced by a number of factors, including:

•	consumer awareness of procedures and treatments;
•	the cost, safety and effectiveness of the procedure and of alternative treatments;
•	the success of our and our customers' sales and marketing efforts to purchasers of these procedures; and
•	consumer confidence, which may be affected by economic and other conditions.

        If there is not sufficient demand for the procedures performed with our products, practitioner demand for our products would be reduced, which would adversely affect our operating results.

The expense and potential unavailability of liability insurance coverage for our customers could adversely affect our ability to sell our products and our financial condition.

        Some of our customers and prospective customers have had difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in some states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products, and potential customers may elect not to purchase laser and other light-based products.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

        We have experienced significant growth in the scope of our operations and the number of our employees. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

•	implement appropriate operational, financial and management controls, systems and procedures;
•	expand our manufacturing capacity and scale of production;
•	expand our sales, marketing and distribution infrastructure and capabilities; and
•	provide adequate training and supervision to maintain high quality standards.

Failure to receive shipments of critical components could reduce revenues and reduced reliability of critical components could increase expenses.

        We develop light based systems that incorporate third-party components. Some of these items are custom made or otherwise not readily available on the market. We purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts. A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse affect on inventory and inventory reserves. Any extended interruption in our supplies of third party components could materially harm our business.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Without necessary clearances, we may be unable to sell products and compete effectively.

        All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA.  The types of medical devices that we seek to market in the U.S. generally must receive either “510(k) clearance” or “PMA approval” in advance from the U.S. Food and Drug Administration (FDA) pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process can be expensive and usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer from the time the pre-market approval application is submitted to the FDA until an approval is obtained.

        In order to obtain pre-market approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance, for numerous reasons, including:

•	FDA, other regulatory authorities or an institutional review board may place a clinical trial on hold;
•	patients may not enroll in clinical trials, or patient follow-up may not occur, at the rate we expect;
•	patients may not comply with trial protocols;
•	institutional review boards and third party clinical investigators may delay or reject our trial protocol;
•	third party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;
•	third party organizations may not perform data collection and analysis in a timely or accurate manner;
•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;
•	changes in governmental regulations or administrative actions; and
•	the interim or final results of the clinical trials may be inconclusive or unfavorable as to safety or effectiveness.

Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA may not approve or clear indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products. Our clearances can be revoked if safety or effectiveness problems develop.

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

After clearance or approval of our products, we are subject to continuing regulation by the FDA, and if we fail to comply with FDA regulations, our business could suffer.

        Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.

        The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, refunds, recall or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or pre-market approval of new products or new intended uses; and
•	criminal prosecution.

If any of these events were to occur, they could harm our business.

We have modified some of our products and sold them under prior 510(k) clearances. The FDA could retroactively decide the modifications required new 510(k) clearances and require us to cease marketing and/or recall the modified products.

        Any modification to one of our 510(k) cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. We may be required to submit pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or pre-market approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. We have modified some of our marketed devices, but we believe that new 510(k) clearances are not required. We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

Federal regulatory reforms may adversely affect our ability to sell our products profitably.

        From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

We may also be subject to state regulations.   State regulations, and changes to state regulations, may prevent sales to particular end users which may decrease revenues or prevent growth of revenues.

        Our products may also be subject to state regulations.   Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance. In addition, these regulations are in many instances in flux.  As a result, in some states non-physicians may purchase and operate our product. However, a state could disagree with our decision to sell to a particular type of end user or change regulations preventing sales to particular types of end users.  Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

Because we do not require training for all users of our products, and sell our products to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business.

        Federal regulations allow us to sell our products to or on the order of practitioners licensed by law to use or order the use of a prescription device. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Achieving complete compliance with FDA regulations is difficult, and if we fail to comply, we could be subject to FDA enforcement action or our business could suffer.

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA’s regulatory scheme is complex, especially the Quality System Regulation (“QSR”), which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. Because some of our products involve the use of lasers, those products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. The complexity of the QSR makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements or take satisfactory corrective action in response to an adverse QSR inspection or comply with applicable laser performance standards, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as fines, injunctions, criminal and civil penalties, recall or seizure of our products, operating  restrictions, partial suspension, or total shutdown of our production, refusing to permit the import or export of our products, delaying or refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted or criminal prosecution, any of which could cause our businesses an operating results to suffer.

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

        Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, licenses and confidentiality agreements to protect our proprietary rights. We own and license a variety of patents and patent applications in the United States and corresponding patents and patent applications in many foreign jurisdictions. To date, however, our patent estate has not stopped other companies from competing against us, and though we have licensed certain competitors to certain patents and are enforcing those same patents against Cutera, Inc. (See Legal Proceedings) and intend to enforce against others, we do not know how successful we will be in asserting our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We generally enter into non-disclosure agreements with our employees and third parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, proprietary information and know-how and we may not have adequate remedies for any such breach. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed and the value of our technology and products could be adversely affected.  Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us,, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable.  In addition, our trade secrets may otherwise become known or our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which do not infringe our patents.

Claims by others that our products infringe their patents or other intellectual property rights could prevent us from manufacturing and selling some of our products or require us to pay royalties or incur substantial costs from litigation or development of non-infringing technology.

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  The light based cosmetic and dermatology industry in particular is characterized by a large number of patents and related litigation regarding patents and other intellectual property rights. Because our resources are limited and patent applications are maintained in secrecy for a period of time, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement, regardless of merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Although patent and intellectual property disputes in the light based industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

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

        Our products are and will continue to be designed and manufactured with numerous safety features, but it is possible that consumers could be adversely affected by use of one of our products. Furthermore, in the event that any of our products prove to be defectively designed and manufactured, we may be required to recall and redesign such products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Although we have not experienced any material losses due to product liability claims to date, there can be no assurance that we will not experience such losses in the future. We maintain general liability insurance and umbrella coverage; however, there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred. In the event we are found liable for damages in excess of the limits of our insurance coverage or if any claim or product recall results in significant adverse publicity against us, our business, financial condition and results of operations could be materially and adversely affected. In addition, although our products have been and will continue to be designed to operate in a safe manner, and although we attempt to educate customers with respect to the proper use of our products, misuse of our products by personnel over whom we cannot exert control may result in the filing of product liability claims or significant adverse publicity against us. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any product losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

Disappointing quarterly revenue or operating results could cause the price of our common stock to fall.

        Our quarterly revenue and operating results are difficult to predict and may swing sharply from quarter to quarter.  If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for many reasons, some of which are outside of our control.  For example, many factors are related to market supply and demand, including potential increases in the level and intensity of price competition between our competitors and us, potential decrease in demand for our products and possible delays in market acceptance of our new products.  Other factors are related to our customers and include changes in or extensions of our customers’ budgeting and purchasing cycles and changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors.   Factors related to our operations may also cause quarterly revenue or operating results to fall below expectations, including absence of significant product backlogs, our effectiveness in our manufacturing process, unsatisfactory performance of our distribution channels, service providers, or customer support organizations, and timing of any acquisitions and related costs. These factors and each of the risk factors listed in this “Cautionary Statements” section may adversely affect our financial results.

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

        We sell a significant amount of our products and services outside the U.S. International product revenue, consisting of sales from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international locations from the United States, and we expect that international sales will continue to be significant.  As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales, including but not limited to political and economic instability and difficulties in managing our foreign operations.  In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign certification or regulatory approvals for products may occur.  In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

We rely on third party distributors to market and sell a large portion of our products. If these distributors do not commit the necessary resources to effectively market and sell our products or if our relationships with these distributors are disrupted, our business and operating results may be harmed.

        In the United States, we sell our products through our internal sales organization. Outside of this market, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. We do not control these distributors, and they may not be successful in marketing our products. Third party distributors may terminate their relationships with us, or fail to commit the necessary resources to market and sell our products to the level of our expectations. If current or future third party distributors do not perform adequately, or if we fail to maintain our existing relationships with these distributors or fail to recruit and retain distributors in particular geographic areas, our revenue from international sales may be adversely affected and our operating results could suffer.

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

Managing our contract with the United States Department of the Army effectively may divert the attention of key technical personnel and management from the core business.   We may be unable to complete the project within the time period which may impact our ability to receive future government contracts.

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. This represents a unique opportunity to address PFB.  On October 25, 2005, we announced that we had received additional funding of $888,000 and a twelve month extension of this contract.  We believe we can complete the project within the extension. However, there can be no assurance that we will be able to complete the project within that time period which may impact our ability to receive future government contracts.  Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be ready for military use for several years, if ever.

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

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a Motion for Summary Judgment that the patent claims being asserted are invalid and not infringed.  Palomar and the Massachusetts General Hospital believe that this Motion is without merit and filed a response defending both the validity of the patent claims and the infringement of those claims by Cutera’s CoolGlide products.  A hearing was held March 17, 2005, and the parties are waiting for the Judge to issue her ruling.  On October 6, 2005, Cutera filed a Motion to Modify Construction of the Claim Term “Applicator”. Palomar and the Massachusetts General Hospital believing this motion is also without merit filed a response in opposition, and the parties are waiting for the Judge to issue her ruling. A trial date has not yet been set. (See “Cautionary Statements”)

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital.  Cutera’s products include the Solera Opus product in the Solera Platform and other products using pulsed light and light-based technology in Cutera’s XEO platform.  Cutera’s PW 770 handpiece is utilized in the Solera and XEO Platforms.  Instead of answering the complaint, Cutera filed a motion to dismiss for lack of personal jurisdiction in Massachusetts, and Cutera then filed identical lawsuits in California and Delaware seeking a declaratory judgment that the 5,595,568 and 5,735,844 patents are not infringed, are invalid, and that the patents are unenforceable due to inequitable conduct.  Palomar and MGH believe Cutera is subject to personal jurisdiction in Massachusetts and have filed a response opposing their motion. The parties are waiting for the Judge to issue her ruling.  (See “Cautionary Statements”)

Item 2. Changes in securities, use of proceeds and issuer purchases of securities.

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

         (b) Reports on Form 8-K

        On July 28, 2005, we filed a current report on Form 8-K, which reported our financial results for the three months ending June 30, 2005.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: November 4, 2005	By: /s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: November 4, 2005	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

32