Form 10-K
period 2005-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2006-03-06
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S. Employer Identification No. 04-3128178

82 Cambridge Street Burlington, MA 01803 Registrant’s telephone number, including are code: (781) 993-2300 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ – National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer  ☐   Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.  Yes ☐  No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2005 was $291,857,697. The number of shares outstanding of the registrant’s common stock (par value $0.01) as of the close of business on February 28, 2006 was 17,287,401.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive proxy statement to be filed prior to April 30, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Introduction

        We are a leading researcher and developer of light based systems for hair removal and other cosmetic procedures. Throughout our history, we remained on the forefront of technology:

o	1996 we introduced the first high powered laser hair removal system o 1997 we obtained FDA clearance for the first high powered laser hair removal system
o	1997 we were first to obtain FDA clearance for high power diode laser system
o	1998 we were the first to obtain FDA clearance for permanent hair reduction
o	1999 we were first to obtain FDA clearance for sub-zero cooled laser system
o	2000 we were first to obtain FDA clearance for a super long pulse laser system
o	2001 we introduced the cost effective and upgradeable Lux Platform
o	2001 we introduced the Q-Yag5(TM)system for tattoo and pigmented lesion removal
o	2003 we signed a Development and License Agreement with The Gillette Company to complete development and commercialize a patented home-use, light based hair removal device for women
o	2004 we introduced the StarLux™ Pulsed Light and Laser system which incorporates a single power supply system capable of operating both lasers and lamps
o	2004 we were awarded a research contract by the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae
o	2004 we signed a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company (NYSE: JNJ), to develop, clinically test and potentially commercialize home-use, light based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne
o	2005 we were awarded additional funding and a one year extension for our research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae
o	2005 we began shipping the Lux 1064(TM)handpiece for use with the StarLux System for removal of leg veins and treatment of wrinkles and other conditions o 2005 we began shipping the Lux IR Fractional™ Infrared handpiece for use with the StarLux System for deep heating for pain relief and we intend to seek FDA clearance for skin tightening

We are continuously researching, developing and testing new and exciting innovations to further advance the hair removal market and other cosmetic applications, including fat reduction, acne treatment, leg vein removal and skin rejuvenation. With our unique focus on both the professional and consumer markets, we are positioned to capitalize on the ever expanding market for improving personal appearance.

        We were organized in 1987 to design, manufacture, market and sell lasers and other light based products and related disposable items and accessories for use in medical and cosmetic procedures. In December 1992, we filed our initial public offering. Subsequently, we pursued an acquisition program, acquiring companies in our core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets. By the beginning of 1997, we had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market our EpiLaser® ruby laser hair removal system in March 1997, we were well positioned to focus on what we believed was the most promising product in our core laser business. Hence, under the direction of a new board and management team, we undertook a program in 1997, which was completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses, which we believed, held the greatest promise for maximizing stockholder value. Our exclusive focus then became the use of lasers and other light based products in dermatology and cosmetic procedures.

        In December 1997 and January 1998, respectively, we were the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer™ diode laser system manufactured by Star Medical Technologies, Inc., one of our former subsidiaries. The LightSheer was the first generation of high-powered diode lasers designed for hair removal, and like our EpiLaser and other prior hair removal products, the LightSheer incorporated technology protected by patents licensed exclusively to us from General Hospital Corporation doing business as Massachusetts General Hospital.

        On December 7, 1998, we entered into an Agreement with Coherent, Inc. (Coherent Medical Group, a former subsidiary of Coherent, was subsequently sold to ESC Medical, now known as “Lumenis, Inc.” and hereinafter referred to as “Lumenis”) to sell all of the issued and outstanding common stock of our subsidiary, Star Medical Technologies, Inc. We completed the sale of Star Medical Technologies, Inc. to Lumenis on April 27, 1999.

        On February 14, 2003, we entered into a Development and License Agreement with The Gillette Company to complete development and commercialize a home-use, light based hair removal device for women. We believe that this device will be protected by multiple patents within our patent portfolio. On June 28, 2004, we announced with Gillette that we completed the initial phase of our agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. In October 2005, Procter & Gamble Company (NYSE: PG) completed its acquisition of Gillette.

        On February 18, 2004, we were awarded a $2.5 million research contract by the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae, or PFB, commonly known as “razor bumps”. On October 25, 2005, we announced that we were awarded additional funding of $888,000 for a total of $3,388,000 and a twelve month contract extension.

        On September 1, 2004 , we entered into a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop, clinically test and potentially commercialize home-use, light based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. We believe that these devices will be protected by multiple patents within our patent portfolio.

        We have one operating subsidiary, Palomar Medical Products, Inc. located at Palomar’s headquarters in Burlington, Massachusetts, which oversees the manufacture and sale of our lamp and laser based systems currently on the market.

Financial Information About Industry Segments

        We conduct business in one industry segment, medical and cosmetic products and services.

Principal Products

        We research, develop, manufacture, market, sell and service light based products used to perform procedures addressing medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies that include, but are not limited to:

o	Hair removal
o	Non-invasive treatment of facial and leg veins and other benign vascular lesions, such as rosacea, spider veins, port wine stains and hemangiomas
o	Removal of benign pigmented lesions such as age and sun spots
o	Tattoo removal
o	Acne treatment
o	Wrinkle removal
o	Pseudofolliculitis Barbae or PFB treatment
o	Treatment of red pigmentation in hypertrophic and keloid scars
o	Treatment of verrucae, skin tags, seborrheic keratosis
o	Deep tissue heating for relief of muscle and joint pain
o	Other skin treatments

        Market surveys report that the great majority of men and women in the United States, and many other parts of the world, employ one or more techniques to temporarily remove hair from various parts of the body, including waxing, depilatories, tweezing and shaving. Compared to these hair removal techniques, our light based hair removal processes provides significantly longer-term cosmetic improvement. Compared to other light based hair removal devices, our Lux platform is more versatile, treats larger areas in less time, is less painful and is more cost effective.

        Lux Platform. With increasing market acceptance of light based treatments for new applications, we recognized the need for a cost effective platform that could expand with the needs of our customers. In 2001, we announced the first product with the Lux Platform: the EsteLux® Pulsed Light System. In March 2003, we introduced the higher priced MediLux™ Pulsed Light System with the same six handpieces, but also with higher power, faster repetition rate and a new snap-on connector for faster changes between handpieces. In October 2003, we introduced the lower cost NeoLux™ Pulsed Light System specifically targeted at the beauty industry. In February 2004, we enhanced the upgrade opportunities for our customers with the introduction of the StarLux™ Pulsed Light and Laser System with increased power, a computer controlled touch screen, instant handpiece recognition, active contact cooling, and a long pulse Nd:YAG laser handpiece, the Lux 1064. In February 2005, we introduced a new infrared handpiece, the LuxIR.

        The Lux systems offer a suite of applications at a fraction of the cost of other competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux system when ready. The Lux platform enables us to custom tailor products to fit almost any professional medical office or spa location and provide customers with the comfort that the system is able to grow with their practice.

        In addition to being cost effective and upgradeable, the platform includes many technological advances. For example, the platform includes our Smooth Pulse technology which sets a new standard in safe and comfortable treatments. The Smooth Pulse technology spreads power evenly over the entire pulse of light allowing us to provide ideal wavelengths for faster results in fewer treatments. By contrast, competitive systems deliver a power spike at the beginning of each pulse which can cause injury at the most effective wavelengths. The Smooth Pulse technology extends the life of the light source allowing us to offer one year warranties on most of our lamp based handpieces. We sell replacement handpieces to existing customers providing a reoccurring revenue stream.

        The Lux pulsed light handpieces combine the latest technology with simple, streamlined engineering that is both effective and economical. Long pulse widths and SpectruMax™ filtering provide increased safety and efficacy. Efficacy is further improved through our Photon Recycling process which increases the effective fluence by capturing light scattered out of the skin during treatments and redirecting it back into the treatment target. Offering one of the largest spot sizes in the market and high repetition rates allows for fast coverage which is especially important when removing hair from large areas such as legs and backs. A back or a pair of legs can be treated in approximately thirty minutes, and a smaller area, such as the underarms, in even less time.

        EsteLux. During 2001, we received FDA clearance to market and sell the Palomar EsteLux™ Pulsed Light System. In 2002 and 2003, we offered six handpieces for the EsteLux system: LuxY, LuxG, LuxR, LuxRs, LuxB and LuxV. These handpieces emit pulses of intense light to treat unwanted hair, solar lentigo (sunspots), rosacea, actinic bronzing, spider veins, birthmarks, telangiectasias, acne and more. The LuxY handpiece is used for hair removal for large body areas and for pigmented lesion treatments. The LuxG handpiece delivers the RejuveLux™ process - photofacial treatments that remove pigmented and vascular lesions to improve skin tone and texture. The LuxR handpiece can be used to remove hair on all skin types, from the fairest to the darkest, including deep tans. Likewise, the LuxRs handpiece can be used to remove hair on all skin types, but it has concentrated power in each pulse resulting in permanent hair reduction in fewer treatments. The LuxB handpiece provides effective treatment of lighter pigmented lesions on fair skin as well as leg and spider veins, and the LuxV handpiece treats pigmented lesions and mild to moderate acne. With these complimentary handpieces, the Lux Platform is one of the most affordable and multifaceted systems in the market.

        MediLux. In March 2003, we launched the Palomar MediLux™ Pulsed Light System with the six handpieces also available on the EsteLux. The MediLux provides increased power, a faster repetition rate and a new snap-on connector making it easier to switch among handpieces and provide treatments tailored to each individual being treated.

        NeoLux. In October 2003, we launched the Palomar NeoLux™ Pulsed Light System, a less complex and less expensive system. The NeoLux is designed for the spa and salon market. A three button control panel enables easy operation and training. The NeoLux operates with the LuxY, LuxR and LuxRs handpieces to treat pigmented lesions and provide for hair removal on all skin types.

        StarLux. In February 2004, we launched the StarLux™ Pulsed Light System. The StarLux has a single power supply capable of operating both lasers and lamps. The StarLux includes increased power, active contact cooling and a full color touch screen for easy operation. Currently, the StarLux operates five of the EsteLux / MediLux handpieces, namely the LuxY, LuxG, LuxR, LuxRs, and LuxV. In addition, the increased power of the StarLux allows for the operation of a long pulse Nd:YAG laser handpiece, the Lux1064™. In January 2005, the Lux 1064 laser handpiece received FDA clearance for a variety of applications, including but not limited to removal of pigmented and vascular lesions, including visible leg veins, tattoo and hair removal, treatment of wrinkles, removal of red pigmentation in hypertrophic and keloid scars and treatment of PFB. The Lux1064 is a high power laser handpiece to feature Smooth Pulse technology and Active Contact Cooling while also providing multiple spot sizes. Our patented Active Contact Cooling technology sends a chilled water supply through the handpieces, thus cooling the skin before, during, and after treatment. This unique feature ensures maximum safety and comfort during treatment. The StarLux's high-powered treatments deliver long-lasting and even permanent results. The StarLux full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters. In February 2005, we introduced a new infrared handpiece, the Lux IR, and received FDA clearance for deep tissue heating for relief of muscle and joint pain in June 2005. We began shipments of the Lux IR in December 2005. We intend to seek further FDA clearances for the Lux IR including skin tightening, skin lifting and wrinkle removal.

        Q-YAG 5. During 2001, we received FDA clearance to market and sell the Palomar Q-YAG 5™ system for tattoo and pigmented lesion removal. The Palomar Q-YAG 5 is a Q-switched, frequency-doubled Neodymium laser. The combination of wavelengths allows users to treat a full spectrum of colors and inks, and the system’s design lowers costs and allows broader use of the instrument. The single wavelength is ideal for treating darker tattoo inks and dermal-pigmented lesions, such as Nevi of Ota common in Japan and other Pacific Rim countries. The mixed wavelength is better suited for brighter colors and epidermal-pigmented lesions, such as solar lentigines. In addition, the mixed wavelength permits brighter, more superficial and deeper and darker target areas to be treated simultaneously. The Palomar Q-YAG 5 incorporates the laser into the handpiece making it smaller and lighter than competitive systems, which is especially desirable for mobile and/or small physician offices. These attributes reduce the cost, increase the reliability of the system and eliminate costly optics and service problems that are common with other high power Q-Switched lasers.

        Legacy Products. We no longer sell the EpiLaser™ or E2000™ hair removal laser systems, the RD-1200™Q-switched ruby laser or SLP1000® Diode Laser System. However, we continue to service these systems. The service of the RD-1200 has been contracted out to a third party service provider, and we have the option of contracting out the service of the Epilaser, E2000 and SLP 1000 systems to this same party.

Global Distribution

        In our international sales and marketing efforts, we employ a global network of strategic distributors and have established distribution relationships throughout Europe, Japan, Australia, South and Central America, the Far East, and the Middle East. As of December 31, 2005, we utilized 35 distributors in 51 countries. Generally, our distributors enter into a one to two year contract which includes an agreement not to sell our competitor’s products. Our sales strategy is to choose the most productive and practical distribution channel within each of our geographic markets.

        The following table shows product revenue relating to our international sales activities during each of the last three fiscal years by geographic region:

At December 31,	2005	2004	2003
United States	71%	63%	53%
Japan	7	10	18
Canada	7	10	9
Europe	6	7	8
Australia	3	3	4
Asia/Pacific	4	6	4
South and Central America	2	1	4

Total	100%	100%	100%

Products Under Development

        We are engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other light based products for the removal of unwanted hair, tattoos, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including wrinkles and skin tone and texture. We perform our own research as well as with partners, including Massachusetts General Hospital. Product development is performed by scientists and engineers at our headquarters. We direct resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions and tattoos, acne and wrinkle removal, and other products for new markets, such as fat reduction, including treatment of cellulite.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based hair removal device for women. We believe that this device will be protected by multiple patents within our patent portfolio. This consumer hair removal device is expected to be safe and effective for use on women’s legs, underarms, bikini line and other areas where a woman might find it necessary to shave, apply hair-removal creams, or undergo waxing, electrolysis, or laser or other light based professional treatments in a doctor’s office, clinic, spa or salon. The parties have completed the first phase and have decided to move into the next phase. The original agreement provided up to $7 million in initial development support funding to be paid by Gillette to us over approximately the first 30 months of the agreement. Under a June 2004 amendment, Gillette agreed to provide $2.1 million in additional development funding over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006. As of December 31, 2005, Gillette has provided $8.5 million in funded product development.

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the United States Department of the Army to develop a light based self-treatment device for PFB, commonly known as “razor bumps”. On October 25, 2005, we announced that we were awarded additional funding of $888,000 for a total of $3,388,000 and a twelve month contract extension. PFB is called “the most significant dermatologic disease in the US Army” in an article by Brauner GJ, Flaudesmeyer KL. entitled “Pseudofolliculitis barbae: Medical consequences of interracial friction in the US Army”, Cutis, 1979, 23:61-66. PFB affects combat readiness, unit cohesion, and individual morale of over 50% of African American and Hispanic military personnel according to an article by Perry PK, Cook-Bolden FE , et al. entitled “Defining pseudofolliculitis barbae in 2001”, JAAD, 2002, 46:S113-S119. The importance of a solution to the PFB problem is increasing along with the changing demographics of the military. According to Semiannual Race/Ethnic/Gender Profile by Service/Rank, Sept. 2000 the percentage of African-Americans and Hispanics in the services is currently twice that in the civilian population and growing. We believe that this device will be protected by multiple patents within our patent portfolio.

        On September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. As of December 31, 2005, we recognized $1.9 million of funded product development revenues from Johnson & Johnson Consumer Companies, Inc.

Production, Sources and Availability of Materials

        Our manufacturing operations are located in Burlington, Massachusetts. We maintain control of and manufacture most key subassemblies in-house. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Each fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributor. We have obtained ISO 13485 2003, CDN MDR, and Council Directive 93/42/EEC. We are registered with the Federal Food and Drug Administration.

        We depend and will depend upon a number of outside suppliers for components used in our manufacturing process. Most of our components and raw materials are available from a number of qualified suppliers. If our suppliers are unable to meet our requirements on a timely basis, production could be interrupted until an alternative source of supply is obtained.

Patents and Licenses

        Our success and ability to compete are dependent on our ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We are presently the exclusive licensee of two United States patents and the non-exclusive licensee of three United States patents and corresponding foreign patents and pending applications owned by Massachusetts General Hospital, and we are the joint owner with and exclusive licensee of Massachusetts General Hospital of three other United States patents and corresponding foreign patent and pending applications. In addition, we are the sole owner of fourteen United States patents and corresponding foreign patent and pending applications, and have rights to other patents under exclusive and non-exclusive licenses.

        We seek to limit disclosure of our intellectual property by requiring employees, consultants and any third party with access to our proprietary information to execute confidentiality agreements with us and often agreements that include assignment of rights provisions to us. Due to rapid changes in technology, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are as important as the various legal protections of our technology to establishing and maintaining a leadership position.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of the products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our proprietary rights could have a material adverse effect on our business, operating results and financial condition.

        Management believes that none of our current products infringe upon valid claims of patents owned by third parties. However, there have been claims and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results

Backlog

        Generally, we do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

Competition

        The market in which we are engaged is subject to intense competition and rapid technological change. Some of our competitors have greater financial, marketing, and technical resources than we have. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to that of ours. We expect that there may be further consolidation of companies within the light based industry via acquisitions, partnering arrangements or joint ventures. We compete primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service. To remain competitive, we will be required to continue to develop new products and periodically enhance our existing products.

Food and Drug Administration Regulations

        All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. The types of medical devices that we seek to market in the United States generally must receive either "510(k) clearance" or "PMA approval" in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes up to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product it proposes to market and failure to do so could adversely affect our ability to sell products.

Number of Employees

        As of December 31, 2005, we employed 188 people. We are not subject to any collective bargaining agreements, have not experienced a work stoppage and consider our relations with our employees to be good.

Available Information

        Our internet site is www.palomarmedical.com. You can access our Investor Relations webpage through our internet site, www.palomarmedical.com, by clicking on the “Investor Relations” link to the heading “SEC Filings.” We make available free of charge, on or through our Investor Relations webpage, our proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also makes available, through our Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

Item 1A. Cautionary statements

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

        The aesthetic laser and light based treatment system industry is subject to continuous technological development and product innovation. If we do not continue to be innovative in the development of new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. We compete in the development, manufacture, marketing, sales and servicing of light based devices with numerous other companies, some of which have substantially greater financial, marketing and other resources than us, as well as direct worldwide sales capabilities. Our products also face competition from medical products, prescription drugs and cosmetic procedures, such as electrolysis and waxing.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Without necessary clearances, we may be unable to sell products and compete effectively.

        All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. The types of medical devices that we seek to market in the U.S. generally must receive either “510(k) clearance” or “PMA approval” in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process can be expensive and usually takes up to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer from the time the pre-market approval application is submitted to the FDA until an approval is obtained.

        In order to obtain pre-market approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance, for numerous reasons, including:

o	FDA, other regulatory authorities or an institutional review board may place a clinical trial on hold;
o	patients may not enroll in clinical trials, or patient follow-up may not occur, at the rate we expect;
o	patients may not comply with trial protocols;
o	institutional review boards and third party clinical investigators may delay or reject our trial protocol;
o	third party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;
o	third party organizations may not perform data collection and analysis in a timely or accurate manner;
o	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;
o	changes in governmental regulations or administrative actions; and
o	the interim or final results of the clinical trials may be inconclusive or unfavorable as to safety or effectiveness.

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

        With regard to our recently introduced LuxIR handpiece for use with the StarLux Pulsed Light and Laser System, we currently have FDA clearance to market the product in the United States for only deep heating for pain relief and not for other indications, such as for soft tissue coagulation. We are continuing to seek a clearance from the FDA to market the LuxIR for additional indications, but there are no assurances as to when, or whether, we will ever obtain such a clearance. We cannot promote or advertise in the United States for any indications other than deep heating until we receive additional FDA clearances. Clinical trials in support of clearances for additional indications may be costly and time-consuming. In the event that we do not obtain additional FDA clearances, our ability to market the LuxIR in the United States and revenue derived there from may be adversely affected. Medical devices may be marketed only for the indications for which they are approved or cleared and if we are found to be marketing our products for off-label, or non-approved, uses we might be subject to FDA enforcement action or have other resulting liability.

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

        The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

o	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
o	repair, replacement, refunds, recall or seizure of our products;
o	operating restrictions or partial suspension or total shutdown of production;
o	refusing or delaying our requests for 510(k) clearance or pre-market approval of new products or new intended uses; and
o	criminal prosecution.

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

        Federal regulations allow us to sell our products to or on the order of practitioners licensed by state law. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Achieving complete compliance with FDA regulations is difficult, and if we fail to comply, we could be subject to FDA enforcement action or our business could suffer.

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA’s regulatory scheme is complex, especially the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. Because some of our products involve the use of lasers, those products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the Quality System Regulation and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. The complexity of the Quality System Regulation makes complete compliance difficult to achieve. Also, the determination as to whether a Quality System Regulation violation has occurred is often subjective. If the FDA finds that we have failed to comply with the Quality System Regulation or other applicable requirements or take satisfactory corrective action in response to an adverse Quality System Regulation inspection or comply with applicable laser performance standards, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as fines, injunctions, criminal and civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of our production, refusing to permit the import or export of our products, delaying or refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted or criminal prosecution, any of which could cause our businesses an operating results to suffer.

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

        Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the client. As a result, the decision to undergo a procedure that utilizes our products may be influenced by a number of factors, including:

o	consumer awareness of procedures and treatments;
o	the cost, safety and effectiveness of the procedure and of alternative treatments;
o	the success of our and our customers’ sales and marketing efforts to purchasers of these procedures; and
o	consumer confidence, which may be affected by economic and other conditions.

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

        We have experienced significant growth in the scope of our operations and the number of our employees. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

o	implement appropriate operational, financial and management controls, systems and procedures;
o	expand our manufacturing capacity and scale of production;
o	expand our sales, marketing and distribution infrastructure and capabilities; and
o	provide adequate training and supervision to maintain high quality standards.

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

        In past years and following the settlement with Lumenis, material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital. If we are unable to collect our licensing royalties, our revenues will decline. In addition, we informed Laserscope, one of our licensees, that we disputed its method for calculating its royalty payment to us. In the quarter ended September 30, 2005, we exercised our right under the license agreement with Laserscope to engage an independent auditor to conduct a review of Laserscope’s royalty calculations and payments under such agreement. The independent auditors issued a report of their findings in November 2005 and we are attempting to resolve the dispute through negotiations. However, there can be no assurance that we will be able to resolve it through such negotiations.

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

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the Department of the Army to develop a light based self-treatment device for PFB. This represents a unique opportunity to address PFB. On October 25, 2005, we announced that we received additional funding of $888,000 and a twelve month extension of this contract. We believe we can complete the project within the extension. However, there can be no assurance that we will be able to complete the project within that time period which may impact our ability to receive future government contracts. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be ready for military use for several years, if ever.

Managing our relationship with Johnson & Johnson Consumer Companies, Inc. effectively may divert the attention of key technical personnel and management from the core business. If Johnson & Johnson Consumer Companies, Inc. ends the relationship our stock price could fall, and we may be unable to bring to market home-use, light based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

        On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. We believe that this represents a unique opportunity to bring light based devices to the mass market. Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such devices even though such devices will not likely be commercialized for several years, if ever. In addition, we cannot be sure that Johnson & Johnson Consumer Companies, Inc. will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement. During the term of the agreement, Johnson & Johnson Consumer Companies, Inc. has the ability to choose not to continue and may terminate the agreement. If Johnson & Johnson Consumer Companies, Inc. terminates the agreement, the price of our common stock could fall significantly, and we will not receive certain payments. We may proceed to develop and commercialize the devices on our own or with a third party. However, there can be no assurance that we will be able to successfully implement such a strategy. In addition, after commercialization of such device, Johnson & Johnson Consumer Companies, Inc. is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents. There can be no assurance that valid patents will cover these devices in any or all countries, in which the devices will be manufactured, used or sold. This could have a material adverse effect on our business, results of operations and financial condition.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price

         Beginning with our annual report for our fiscal year ended, December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 required us to include a report by our management on our internal controls over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent auditors have issued an attestation report on management’s assessment of such internal controls. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that such internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective our business may be harmed.

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

        In the past, we have issued and still have outstanding convertible securities in the form of options and warrants. We may continue to issue options, warrants and other equity rights as compensation for services and incentive compensation for our employees, directors and consultants or others who provide services to us. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders and could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        We lease a facility totaling approximately 56,000 square feet of office, manufacturing and research space in Burlington, Massachusetts. The lease was amended on January 18, 2006 to add 12,000 square feet and expires in August 2009. We believe that this facility is in good condition and is suitable and adequate for our current operations

Item 3. Legal Proceedings

        On February 15, 2002, we commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Together with Massachusetts General Hospital and us, we have filed a reply denying the material allegations of the counterclaims. Together with Massachusetts General Hospital, we have alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Together with Massachusetts General Hospital, we believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004, the judge issued her ruling. We believe that the ruling largely embraced our position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a motion for summary judgment that the patent claims being asserted are invalid and not infringed. A hearing was held March 17, 2005, and on December 12, 2005, the Judge issued a ruling denying Cutera’s motion for summary judgment and making several findings in our favor. On October 6, 2005, Cutera filed a motion to modify construction of the Claim Term “Applicator”, and on December 12, 2005 the Judge issued a ruling denying Cutera’s motion. A trial date has been set for May 30, 2006.

        On April 7, 2005, together with the Massachusetts General Hospital, we commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to us by the Massachusetts General Hospital. Cutera’s products include the Solera Opus product in the Solera Platform and other products using pulsed light and light-based technology in Cutera’s XEO platform. Cutera’s PW 770 handpiece is utilized in the Solera and XEO Platforms. Instead of answering the complaint, Cutera filed a motion to dismiss for lack of personal jurisdiction in Massachusetts, and Cutera then filed identical lawsuits in California and Delaware seeking a declaratory judgment that the 5,595,568 and 5,735,844 patents are not infringed, are invalid, and that the patents are unenforceable due to inequitable conduct. Together with the Massachusetts General Hospital, we believe Cutera is subject to personal jurisdiction in Massachusetts and have filed a response opposing their motion. The parties are waiting for the judge to issue a ruling.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of equity Securities

        Our common stock is currently traded on the NASDAQ National Market under the symbol PMTI. The following table sets forth the high and low bid information on NASDAQ for the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

	Fiscal Year 2004
	High	Low
Quarter ended March 31, 2004	$ 18.45	$ 9.33
Quarter ended June 30, 2004	20.95	13.45
Quarter ended September 30, 2004	23.67	13.00
Quarter ended December 31, 2004	27.66	17.35

	Fiscal Year 2005
	High	Low
Quarter ended March 31, 2005	$ 30.65	$ 22.50
Quarter ended June 30, 2005	27.91	20.56
Quarter ended September 30, 2005	30.22	22.53
Quarter ended December 31, 2005	39.15	22.54

        As of February 28, 2006, we had 3,520 holders of record of common stock. This does not include holdings in street or nominee names.

        We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future. We intend to retain substantially all earnings to finance our operations. We may buy back shares of our common stock on the open market from time to time.

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

Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, expect per share data)
Consolidated Statements of Operations Data:

Revenues:
Product revenues	$65,824	$45,810	$31,332	$22,549	$11,158
Royalty revenues	4,921	4,052	841	2,869	5,496
Funded product development
revenues	5,409	4,570	2,600	--	--

Total revenues	76,154	54,432	34,773	25,418	16,654

Costs and expenses:
Cost of product revenues	20,952	15,514	13,031	11,200	9,153
Cost of royalty revenues	1,969	1,621	336	1,148	2,199
Research and development	12,782	10,296	6,575	4,360	6,045
Selling and marketing	17,468	12,030	8,483	5,785	3,504
General and administrative	6,229	5,229	3,739	3,067	2,492

Total cost and expenses	59,400	44,690	32,164	25,560	23,393

Income (loss) from operations	16,754	9,742	2,609	(142)	(6,739)

Other income, net	1,172	36	104	181	846

Income (loss) before income taxes	17,926	9,778	2,713	39	(5,893)

Provision (benefit) for income taxes	473	(855)	(656)	--	(422)

Net income (loss)	$17,453	$10,633	$3,369	$39	$(5,471)

Net income (loss) per common share:
Basic	$1.04	$0.68	$0.25	$--	$(0.54)

Diluted	$0.91	$0.60	$0.21	$--	$(0.54)

Weighted average number of common shares outstanding:

Basic	16,831	15,689	13,399	11,372	10,805

Diluted	19,158	17,720	15,917	11,582	10,805

	Years Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:

Cash and cash equivalents	$10,536	$ 7,509	$ 7,959	$ 4,450	$ 5,825
Available-for-sale investments,
at market value	38,758	17,650	2,600	--	--
Working capital	50,845	28,163	13,670	3,934	2,944
Total assets	66,336	39,599	21,660	13,398	13,171
Total stockholders’ equity	51,866	29,174	14,364	4,718	3,896

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

°	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;

19
°	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

°	other risks indicated below under the caption “Cautionary Statements”.

        These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “assumptions”, “believes”, “plans”, “expects”, “anticipates”, “intends”, “continue”, “may”, “will”, “could”, “should”, “future”, “potential”, “estimate”, or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        We account for funded development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc. in accordance with the work plan that was developed with both Gillette and Johnson & Johnson Consumer Companies, Inc. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or Johnson & Johnson Consumer Companies, Inc. are recorded as deferred revenue. Payments from both Gillette and Johnson & Johnson Consumer Companies, Inc. are non refundable if the development is not successful.

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

        Warranty Provision. We typically offer a one-year warranty for all of our products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        Income taxes. We currently have net operating loss carryforwards that can be utilized to offset future income for federal and state tax purposes. These net operating losses generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as there is significant uncertainty that we will not be able to fully utilize the net operating losses. Should our assumptions regarding the utilization of these net operating losses change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit. In evaluating the potential exposure associated with the various tax filing positions, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial period might be materially impacted.

Overview

        We are engaged in research, development, manufacturing and distribution of proprietary light based systems for hair removal and other cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light based systems for cosmetic treatments through our research and development as well as with our partnerships with Massachusetts General Hospital’s Wellman Laboratories and other centers throughout the world. We are continually developing and testing new indications to further the advancement in cosmetic light based hair removal techniques, cellulite reduction, acne treatment, PFB treatment and skin rejuvenation. During the year, we continued to build strong relationships with the Gillette Company, the Johnson & Johnson Consumer Companies, Inc. and with the United States Department of the Army.

        During 2005, we improved product gross profits by 48% due to a higher margin product mix and the effects of increased sales volume in comparison to the same period in 2004. We also strengthened our balance sheet since the end of last year, including increasing our cash and investment position by 96% and stockholders' equity by 78%. Our current ratio is now 4.5x, up from 3.7x at the end of 2004, and we have no debt.

        Our revenues for the year ended December 31, 2005, were $76.2 million, up from $54.4 million for the year ended December 31, 2004. Gross profit from product sales increased to $44.8 million (68 percent of product revenues), up from $30.3 million (66 percent of product revenues) in the year-earlier period. We also reported net income of $17.5 million, or $0.91 per diluted share, for the year ended December 31, 2005, versus net income of $10.6 million, or $0.60 per diluted share, for the year ended December 31, 2004.

        Sales from our Lux family of products remained strong throughout 2005 and our product revenue increased each quarter as compared to 2004. The Lux line of products consists of the StarLux Pulsed Light and Laser System, the MediLux™, the EsteLux® and the NeoLux™ Pulsed Light Systems and their complimentary suites of handpieces. The Lux family of products are some of the most versatile systems in the market today. The investments that we made in the past into new technologies have paid off as the demand for our Lux family continued to increase in 2005.

Results of operations

Year 2005 Compared to Year 2004

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2005 and 2004, respectively (in thousands, except for percentages):

22
	2005		2004		2005 to 2004
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$65,824	87%	$45,810	84%	$20,015	44%
Royalty revenues	4,921	6%	4,052	7%	869	21%
Funded product
development revenues	5,409	7%	4,570	9%	838	18%

Total revenues	76,154	100%	54,432	100%	21,722	40%

Cost and expenses:
Cost of product revenues	20,952	28%	15,514	29%	5,438	35%
Cost of royalty revenues	1,968	3%	1,621	3%	347	21%
Research & development	12,783	17%	10,296	19%	2,487	24%
Selling & marketing	17,468	23%	12,030	22%	5,438	45%
General & administrative	6,229	8%	5,229	10%	1,000	19%

Total costs & expenses	59,400	78%	44,690	82%	14,710	33%

Income from operations	16,754	22%	9,742	18%	7,012	72%
Interest income	1,154	2%	256	-%	898	351%
Interest expense	--	-%	(6)	-%	6	100%
Other income (expense)	18	-%	(214)	-%	232	108%

Income before income taxes	17,926	24%	9,778	18%	8,148	83%
Provision (benefit) for income	473	1%	(855)	(2%)	1,328	155%
taxes

Net income	$17,453	23%	$10,633	20%	$6,820	64%

        Product revenues. Sales of StarLux Pulsed Light and Laser Systems coupled with its additional handpieces were the leading contributor to our increase in product revenues. Product revenues were favorably impacted by an increase of 330% in sales related the StarLux Pulsed Light and Laser System and an increase of 53% in revenue related to customer service offset by a decrease of 45% related to the other “Lux” family of products, which includes the MediLux, EsteLux and NeoLux and their additional handpieces and a decrease of 25% from sales related to the Q-Yag 5 product line as compared to the same period in 2004. StarLux product sales increased as more customers opted for the higher powered, faster and more versatile systems that are capable of utilizing both laser and lamp based applications to treat various cosmetic conditions. Customer service revenue increased as more and more customers purchased replacement hand pieces. The decline in revenues from other Lux products was directly attributable to the customer acceptance of the StarLux product line.

        International product revenue, consisting of sales by our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers was 29% of total product revenue for the year ended 2005 in comparison to 37% for the same period in 2004. While international product sales increased in absolute dollars in 2005 compared to 2004, they declined as a percentage of revenues in international sales due to the much larger increase in domestic product sales.

        Royalty revenues. During 2005, we received approximately $2.8 million from sub-licensee payments and approximately $2.2 million from back-owed royalties recorded as royalty revenue as compared to $1.7 million from sub-licensee payments and approximately $1.9 million from back-owed royalties recorded as royalty revenue in 2004. Sub-license revenues increased in 2005 as compared to 2004 due to our sub-licensees’ increased product revenues and an over-all general strengthening in the marketplace.

        Funded product development revenues. Funded development revenue increased during 2005 as compared to the same period in 2004. Funded development revenue is generated from the development agreements with Gillette and Johnson & Johnson Consumer Companies, Inc., as well as the United States Department of the Army. For both Gillette and Johnson & Johnson Consumer Companies, Inc. Palomar receives payments quarterly in accordance with the work plans that were developed with both Gillette and Johnson & Johnson Consumer Companies, Inc. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or Johnson & Johnson Consumer Companies, Inc. are recorded as deferred revenue. Payments are not refundable if the development is not successful. For the year ended December 31, 2005, we recognized approximately $2.8 million and $1.6 million of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively. For the year ended December 31, 2004, we recognized approximately $3.1 million and $318,000 of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively. The Johnson & Johnson Consumer Companies, Inc. development contract began in October of 2004.

        We provide services under a $3.4 million research contract with the United States Department of the Army to develop a light based self-treatment device for PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the years ended December 31, 2005 and 2004, we recognized approximately $1.0 million and $1.1 million of funded product development revenues, respectively, from the United States Department of the Army.

         Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of total revenue to 28% in 2005 from 29% in 2004. The increase in absolute dollars is directly attributable to increased variable costs associated with increased product sales. This cost decreased as a percentage of total revenue primarily due to a shift in sales mix to the higher priced, higher margin StarLux Pulsed Light and Laser System. The “Lux” family of products carry lower manufacturing costs as a result of their modular design. In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over much higher sales volumes.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2004. The increase in the cost of royalty revenues in absolute dollars is attributed to our settlement agreement with Lumenis.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement, the Johnson & Johnson Consumer Companies, Inc. agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new platforms and enhancing our current family of products.

        For our research and development agreement with Gillette, costs related to payroll and payroll related expenses increased by $67,000, material costs increased by $42,000 and other clinical, consulting and overhead expenses decreased by $194,000 as compared to the same period in 2004.

        For our research agreement with the United States Department of the Army, costs related to payroll and payroll related expenses increased by $177,000, material costs decreased by $165,000 and other clinical, consulting and overhead expenses decreased by $111,000 as compared to the same period in 2004.

        Expenses relating to the Johnson & Johnson Consumer Companies, Inc. agreement totaled approximately $1.5 million for the year ended December 31, 2005. The Johnson & Johnson Consumer Companies, Inc. agreement began in October of 2004 and we incurred minimal expenses relating to this project in 2004.

        During 2005, legal expenses relating to the prosecution of new patents increased by approximately $708,000 in comparison to the same period in 2004. We are committed to expanding our intellectual property rights to protect discoveries made through our investment in research and development.

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead increased by $462,000 for the twelve months ended December 31, 2005, in comparison to the same period in 2004.

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

         Selling and marketing expense. The increase in selling and marketing expense is primarily comprised of $1.6 million from payroll and payroll related expenses, approximately $2.4 million relating to tradeshows, consultants and other sales and marketing infrastructure costs, $123,000 related to certain third party demo inventory and by an increase of approximately $1.3 million relating to commission expense in comparison to the same period in 2004. Domestic commission increased by approximately $868,000 correlating with our increased domestic product revenue, European commissions decreased by $47,000, while Far East commissions increased by approximately $353,000. The increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion.

         General and administrative expense. The increase in general and administrative dollars is mainly attributed to increases to incentive compensation of $1.6 million, related to our incentive compensation plan of 2005, a decrease of $134,000 in costs related to corporate governance as more costs were incurred in 2004 as it was our first year of complying with Section 404 of the Sarbanes-Oxley Act of 2002,a decrease in our corporate legal expenses of approximately $582,000 and an increase in payroll and payroll related expenses and other infrastructure costs of approximately $142,000 as compared to the same period in 2004.

        Interest income. Interest income increased due to higher levels of cash on hand as well as higher interest rates in comparison to the same periods in 2004.

        Other income (expense). Other income (expense), net, increased in comparison to the same period in 2004. This increase is attributable to a previously written-off note receivable and equity investment. During 2004, we incurred costs of $380,000 related to a non-recurring expense from the settlement of litigation relating to a previously owned subsidiary's facility lease, offset by payments received from a previously written-off note receivable and equity investment.

         Provision (benefit) for income taxes. During 2005, we provided approximately a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2005. During 2004, we recognized a benefit from income taxes of $856,000 as a result of a $1.1 million reduction in deferred income tax accruals associated with tax deductions in a 1999 state tax return which were no longer required. Offsetting these benefits, we provided a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2004. We currently have net operating loss carryforwards that can be utilized to offset future income for federal and state tax purposes. These net operating losses generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as there is significant uncertainty that we will be able to fully utilize the net operating losses due to significant tax deductions associated with the exercise of stock options. Should our assumptions regarding the utilization of these net operating losses change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.

Year 2004 Compared to Year 2003

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2004 and 2003, respectively (in thousands, except for percentages):

	2004		2003		2004 to 2003
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$45,810	84%	$31,332	90%	$14,478	46%
Royalty revenues	4,052	7%	841	3%	3,211	382%
Funded product development revenues	4,570	9%	2,600	7%	1,970	76%

Total revenues	54,432	100%	34,773	100%	19,659	57%

Cost and expenses:
Cost of product revenues	15,514	29%	13,031	38%	2,483	19%
Cost of royalty revenues	1,621	3%	336	1%	1,285	382%
Research & development	10,296	19%	6,575	19%	3,721	57%
Selling & marketing	12,030	22%	8,483	24%	3,547	42%
General & administrative	5,229	10%	3,739	11%	1,490	40%

Total costs & expenses	44,690	82%	32,164	92%	12,526	39%

Income from operations	9,742	18%	2,609	8%	7,133	273%
Interest income	256	-%	74	-%	182	246%
Interest expense	(6)	-%	(28)	-%	22	(79%)
Other income (expense)	(214)	-%	58	-%	(272)	(468%)

Income before benefit from income taxes	9,778	18%	2,713	8%	7,065	260%
Benefit from income taxes	855	2%	656	2%	199	30%

Net income	$10,633	20%	$3,369	10%	$7,264	216%

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

        Royalty revenues. The increase in royalty revenue during 2004, in comparison to the same period in 2003, is attributed to our settlement agreement with Lumenis. Under the terms of the settlement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay us a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. We agreed to the reduction of our standard 7.5% royalty rate to 5% due in part to Lumenis’ grant to us of a paid up license to a variety of Lumenis' patents for our light based devices. We granted Lumenis a paid up license to the '568 and '844 patents for Lumenis' professional lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future. During 2004, Lumenis made payments of approximately $1.4 million relating to the 5% royalty and approximately $1.9 million for back-owed royalties recorded as royalty revenue.

        Funded product development revenues. Funded development revenue increased during 2004 as compared to the same period in 2003. Funded development revenue is generated from the development agreements with Gillette and Johnson & Johnson Consumer Companies, Inc., as well as the United States Department of the Army. For both Gillette and Johnson & Johnson Consumer Companies, Inc., Palomar receives payments quarterly in accordance with the work plan that were developed with both Gillette and Johnson & Johnson Consumer Companies, Inc. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or Johnson & Johnson Consumer Companies, Inc. are recorded as deferred revenue. Payments are not refundable if the development is not successful. For the year ended December 31, 2004, we recognized approximately $3.1 million and $318,000 of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively.

        We provide services under a research contract with the United States Department of the Army to develop a light based self-treatment device for PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the year ended December 31, 2004, we recognized approximately $1.1 million of funded product development revenues from the United States Department of the Army.

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

         Research and development expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement, the Johnson & Johnson Consumer Companies, Inc. agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new platforms and enhancing our current family of products.

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

        Expenses relating to the Johnson & Johnson Consumer Companies, Inc. agreement, which began in October 2004, totaled approximately $300,000 for the year ended December 31, 2004.

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

         Selling and marketing expense. The increase in selling and marketing expense is primarily comprised of $1.9 million from payroll and payroll related expenses, approximately $1.8 million relating to tradeshows, consultants and other sales and marketing infrastructure costs, $210,000 related to certain third party demo inventory offset by a decrease of approximately $384,000 relating to commission expense in comparison to the same period in 2003. Domestic commission increased by approximately $678,000 correlating with our increased domestic product revenue, European commissions increased by $47,000, while Far East commissions decreased by approximately $1.1 million due to a change in our commission structure with one of our Far East distributors. The increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion as well as the introduction of our newest product, the StarLux Pulsed Light and Laser System.

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

         Other income (expense). Other income (expense), net, decreased in comparison to the same period in 2003. This decrease is attributable to costs of $380,000 related to a non-recurring expense from the settlement of litigation relating to a previously owned subsidiary's facility lease offset by payments received from a previously written-off note receivable and equity investment.

         Benefit from income taxes. We recognized a benefit from income taxes of $856,000 in 2004 as a result of a $1.1 million reduction in deferred income tax accruals associated with tax deductions in a 1999 state tax return which were no longer required. Offsetting these benefits, we provided a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2004. We recognized a benefit for income taxes of $656,000 in 2003 as result of a $470,000 carryback claim pursuant to the Economic Stimulus package of 2002 and a $300,000 reduction in deferred income tax accruals associated with certain tax deductions taken in our 1999 federal tax return which were no longer required. Offsetting these benefits, we provided a 4% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2003. We currently have net operating loss carryforwards that can be utilized to offset future income for federal and state tax purposes. These net operating losses generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as there is significant uncertainty that we will not be able to fully utilize the net operating losses due to significant tax deductions associated with the exercise of stock options. Should our assumptions regarding the utilization of these net operating losses change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000’s omitted except in current ratio calculation):

			2005 to 2004
At December 31,	2005	2004	$ Change	% Change
Operating cash flows	$19,901	$11,787	$8,114	69%
Investing cash flows	(21,477)	(15,669)	(5,808)	(37%)
Financing cash flows	4,603	3,432	1,171	34%
Capital expenditures, net	370	619	(249)	(40%)

Additionally, our cash and investment position, accounts receivable, inventories and working capital are shown below for the periods indicated:

			2005 to 2004
At December 31,	2005	2004	$ Change	% Change
Cash and cash equivalents	$10,536	$7,509	$3,027	40%
Available-for-sale investments, at
market value	38,758	17,650	21,108	120%
Accounts receivable, net	8,686	7,123	1,563	22%
Inventories, net	6,753	5,866	887	15%
Working capital	50,845	28,163	22,682	81%

        As of December 31, 2005, we had $49.3 million in cash and cash equivalents and available-for-sale investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of December 31, 2005, we had no borrowings or debt.

        Cash provided by operating activities increased for the twelve months ended December 31, 2005 compared to the same period in 2004. This increase primarily reflects the effects of an increase in net profit and a decrease in working capital requirements. Cash used in investing activities decreased during 2005 compared to the same period in 2004. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities increased for the twelve month period ended December 31, 2005 compared to the same period in 2004. This increase was primarily due to an increase in exercises of stock options.

        We anticipate that capital expenditures for 2006 will total approximately $900,000 consisting primarily of leasehold improvements, machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based, hair removal device for women. The agreement provides up to $7 million in initial development support funding to be paid by Gillette to us over approximately the first 30 months of the agreement. On June 28, 2004, we announced with The Gillette Company that they completed the initial phase of this agreement, and both parties moved into the next phase. The original agreement provided for $7 million in development funding from Gillette. Under this amendment, Gillette will provide $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006. As of December 31, 2005, we have recognized $8.5 million of funded product development revenues from Gillette. Any amounts received in advance of services performed are recorded as deferred revenue. Payments are not refundable if the development is not successful.

         In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for PFB. On October 25, 2005, Palomar announced that it had been awarded additional funding of $888,000 for a total of $3,388,000 and a twelve month extension. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. This revenue is included in funded product development revenue in the accompanying statements of operations. As of December 31, 2005, we have recognized $2.2 million of funded product development revenues from the Department of the Army.

        On June 17, 2004, we reached a settlement agreement with Lumenis resolving on-going litigation concerning both patent infringement and contractual matters. Pursuant to the settlement, the federal action in the Northern District of California and the state court action in Massachusetts were dismissed with prejudice. Under the terms of the settlement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay us a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. We agreed to the reduction of our standard 7.5% royalty rate to 5% due in part to Lumenis’ grant to us of a paid up license to a variety of Lumenis' patents for our light based devices. We granted Lumenis a paid up license to the '568 and '844 patents for Lumenis’ lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future. For the twelve months ended December 31, 2005, Lumenis made payments of approximately $2.1 million relating to the 5% royalty and approximately $2.2 million for back-owed royalties recorded as royalty revenue. For the twelve months ended December 31, 2004, Lumenis made payments of approximately $1.4 million relating to the 5% royalty and approximately $1.9 million for back-owed royalties recorded as royalty revenue. As of December 31, 2005, all back-owed royalties relating to our settlement agreement with Lumenis were paid.

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. The agreement provides for Johnson & Johnson Consumer Companies, Inc. to fund our research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, Johnson & Johnson Consumer Companies, Inc. will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon Johnson & Johnson Consumer Companies, Inc. deciding to continue, Johnson & Johnson Consumer Companies, Inc. will be obligated to fund the development of the selected devices. If Johnson & Johnson Consumer Companies, Inc. decides not to continue, we may proceed in fields not selected by Johnson & Johnson Consumer Companies, Inc. to develop and commercialize these and other devices on our own or with a different party. At the end of the development phase, Johnson & Johnson Consumer Companies, Inc. will decide whether or not to commercialize one or more of the devices in one or more fields. Upon Johnson & Johnson Consumer Companies, Inc. deciding to commercialize one or more of the devices, Johnson & Johnson Consumer Companies, Inc. will make payments to us for each selected field. Upon commercial launch of the first device in each selected field, Johnson & Johnson Consumer Companies, Inc. will make a payment to us, and for all devices sold for use in each selected field, Johnson & Johnson Consumer Companies, Inc. shall pay us a percentage of sales of such devices and certain topical compounds. If Johnson & Johnson Consumer Companies, Inc. decides not to commercialize or fails to launch a device, we may proceed in fields not selected by Johnson & Johnson Consumer Companies, Inc. to develop and commercialize these and other devices on our own or with a different party. As of December 31, 2005, we have recognized $1.9 million of funded product development revenues from Johnson & Johnson Consumer Companies, Inc. Any amounts received in advance of services performed are recorded as deferred revenue. Payments are not refundable if the development is not successful.

Contractual obligations

        On August 1, 2004, we entered into a new agreement with Massachusetts General Hospital whereby they agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light. The agreement has a term of three years, until August 2007, and we will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, the inventions we fund that are discovered during this research.

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense in 2005 totaled approximately $3.7 million.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        On January 18, 2006, we signed an amendment to our lease to add an additional 12,000 square feet. Rent expense, including this new lease, will total approximately $1.165 million per year, expiring in August of 2009.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2005, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (000’s omitted):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 -3 Years	4 - 5 Years	More than 5 Years
Operating lease	$4,273	$1,165	$3,108	$--	$--
Purchase commitments	6,912	6,912	--	--	--

Total contractual cash obligations	$11,185	$8,077	$3,108	$--	$--

Recently issued accounting standards

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 123(R), “Share-Based Payment”. SFAS 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, SFAS 123(R) was amended to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005. We will adopt the standard as of the effective date. Assuming we use the Black-Scholes option pricing model and no other share-based payments are granted in the future, the adoption of SFAS 123(R) is estimated to increase 2006 and 2007 compensation expense by quarter as follows: March 31, 2006 by $170,000, June 30, 2006 by $165,000, September 30, 2006 by $95,000, December 31, 2006 by $45,000, March 31, 2007 by $15,000 and June 2007 by $1,000.

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

Item 8. Financial Statements and Supplementary Data.

Palomar Medical Technologies, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palomar Medical Technologies Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 2, 2006
32 Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Balance Sheets
	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,536,144	$7,508,856
Available-for-sale investments, at market value	38,757,575	17,650,000
Accounts receivable, net of allowance of $984,392 and $979,392, respectively	8,686,227	7,122,745
Inventories	6,753,110	5,866,494
Other current assets	582,074	440,254

Total current assets	65,315,130	38,588,349

Property and equipment, net	909,676	899,368
Other assets	111,074	111,074

Total Assets	$66,335,880	$39,598,791

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,278,823	$971,030
Accrued liabilities	11,465,100	8,014,207
Deferred revenue	1,725,849	1,439,639

Total current liabilities	14,469,772	10,424,876

Commitments and Contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 17,126,467 and 16,231,502 shares, respectively	171,265	162,315
Additional paid-in capital	177,658,135	172,428,102
Accumulated deficit	(125,963,292)	(143,416,502)

Total stockholders' equity	51,866,108	29,173,915

Total liabilities and stockholders’ equity	$66,335,880	$39,598,791

See accompanying notes to consolidated financial statements. 33 Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Income
	Years Ended December 31,
	2005	2004	2003
Revenues:
Product revenues	$65,824,336	$45,810,177	$31,332,125
Royalty revenues	4,921,075	4,052,078	840,614
Funded product development revenues	5,408,436	4,569,618	2,600,000

Total revenues	76,153,847	54,431,873	34,772,739

Costs and expenses:
Cost of product revenues	20,952,179	15,513,695	13,031,316
Cost of royalty revenues	1,968,430	1,620,831	336,245
Research and development	12,782,386	10,296,463	6,574,563
Selling and marketing	17,468,366	12,030,308	8,483,138
General and administrative	6,228,759	5,228,889	3,738,911

Total costs and expenses	59,400,120	44,690,186	32,164,173

Income from operations	16,753,727	9,741,687	2,608,566
Interest income	1,154,743	256,432	74,006
Interest expense	--	(6,086)	(28,340)
Other income (expense), net	18,000	(214,433)	58,333

Income before income taxes	17,926,470	9,777,600	2,712,565

Provision (benefit) from income taxes	473,260	(855,713)	(656,521)

Net income	$17,453,210	$10,633,313	$3,369,086

Net income per share:
Basic	$1.04	$0.68	$0.25

Diluted	$0.91	$0.60	$0.21

Weighted average number of shares outstanding:
Basic	16,831,185	15,688,855	13,399,178

Diluted	19,158,338	17,719,861	15,917,392

See accompanying notes to consolidated financial statements. 34 Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity
	Common Stock
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2002	11,538,706	115,387	162,021,265	(157,418,901)	$4,717,751

Net income	--	--	--	3,369,086	3,369,086
Issuance of stock for employee stock purchase plan	22,422	224	37,389	--	37,613
Issuance of stock for employer 401(k) matching contribution	184,109	1,841	193,870	--	195,711
Costs incurred related to the issuance of common stock	--	--	(203,750)	--	(203,750)
Tax benefit from the exercise of stock options	--	--	52,500	--	52,500
Exercise of warrants	99,000	990	(990)	--	--
Exercise of stock options	1,416,915	14,169	1,770,469	--	1,784,638
Exchange of note payable from related party for common stock	293,255	2,933	997,067	--	1,000,000
Sale of common stock	1,000,000	10,000	3,400,000	--	3,410,000

Balance, December 31, 2003	14,554,407	145,544	168,267,820	(154,049,815)	14,363,549

Net income	--	--	--	10,633,313	10,633,313
Issuance of stock for employee stock purchase plan	20,052	200	258,121	--	258,321
Issuance of stock for employer 401(k) matching contribution	50,156	502	552,830	--	553,332
Costs incurred related to the issuance of common stock	--	--	(79,600)	--	(79,600)
Tax benefit from the exercise of stock options	--	--	191,434	--	191,434
Exercise of warrants	38,000	380	122,464	--	122,844
Exercise of stock options	1,568,887	15,689	3,115,033	--	3,130,722

Balance, December 31, 2004	16,231,502	$162,315	$172,428,102	$(143,416,502)	$29,173,915

Net income	--	--	--	17,453,210	17,453,210
Issuance of stock for employer 401(k) matching contribution	11,124	111	455,499	--	455,610
Costs incurred related to the issuance of common stock	--	--	(59,049)	--	(59,049)
Tax benefit from the exercise of stock options	--	--	180,065	--	180,065
Exercise of warrants	50,000	500	140,594	--	141,094
Exercise of stock options	833,841	8,339	4,512,924	--	4,521,263

Balance, December 31, 2005	17,126,467	$171,265	$177,658,135	$(125,963,292)	$51,866,108

See accompanying notes to consolidated financial statements. 35 Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows
	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$17,453,210	$10,633,313	$3,369,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,369	302,993	204,053
Provision for bad debt	276,306	305,571	218,471
Inventory write-off	122,500	210,000	566,327
Tax benefit from the exercise of stock options	180,065	191,434	52,500
Changes in assets and liabilities:
Accounts receivable	(1,839,788)	(791,070)	(2,808,440)
Inventories	(1,009,116)	(2,691,178)	(104,150)
Other current assets	(141,820)	(55,469)	(114,845)
Accounts payable	307,793	315,107	(664,279)
Accrued liabilities	3,906,503	3,587,643	556,304
Deferred income taxes	--	(1,100,000)	(300,000)
Deferred revenue	286,210	878,742	219,813

Net cash from operating activities	19,901,232	11,787,086	1,194,840

Cash flows used in investing activities:
Purchases of property and equipment	(369,677)	(619,463)	(301,665)
Purchases of available-for-sale investments	(26,457,575)	(22,450,000)	(29,075,000)
Proceeds from sale of available-for-sale investments	5,350,000	7,400,000	28,975,000
Decrease in other assets	--	--	187,194

Net cash used in investing activities	(21,477,252)	(15,669,463)	(214,471)

Cash flows from financing activities:
Proceeds from the exercise of stock options, warrants and
employee stock purchase plan	4,662,357	3,511,887	1,822,251
Costs incurred related to issuance of common stock	(59,049)	(79,600)	(203,750)
Proceeds from sale of common stock	--	--	3,410,000

Net cash from financing activities	4,603,308	3,432,287	5,028,501

Net increase (decrease) in cash and cash equivalents	3,027,288	(450,090)	6,008,870
Cash and cash equivalents, beginning of the period	7,508,856	7,958,946	1,950,076

Cash and cash equivalents, end of the period	$10,536,144	$7,508,856	$7,958,946

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,055	$28,555	$33,666

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$455,610	$6,553,332	$195,711

Exchange of note payable for common stock	$--	$--	$1,000,000

Exercise of warrants pursuant to net exercise provision	$--	$--	$99,000

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business

        Palomar is engaged in research, development, manufacturing and distribution of proprietary laser and lamp (“light based”) systems for cosmetic treatments.

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

Investments Securities Available-For-Sale

         Investment securities, which primarily consist of state and municipal auction rate securities and variable rate demand obligations, are classified as “available for sale” under provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and are recorded at fair value. Palomar invests in short-term investments that are generally highly liquid. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Statements of Stockholder’s Equity. Substantially all of Palomar’s short-term investments have contractual maturities of twelve months or less. Because of the short term to maturity, amortized costs approximate fair values for all of these securities. Unrealized gains and losses for 2005, 2004 and 2003 were not material.

Accounts Receivable Allowance

        Palomar maintains an allowance for losses resulting from the inability of its customers to make required payments. Palomar regularly evaluates the collectibility of its trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and / or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to Palomar, Palomar records a specific allowance to reduce the related receivable to the amount that Palomar expects to recover given all information present. Palomar also records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data and other known factors. If the data Palomar uses to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. Accounts receivable allowance activity, including sales returns and allowances, consisted of the following for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31,	2005	2004	2003
Balance at beginning of year	$979,000	$862,000	$554,000
Additions	276,000	306,000	491,000
Deductions	(271,000)	(189,000)	(183,000)

Balance at end of year	$984,000	$979,000	$862,000

Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. At December 31, 2005 and 2004, inventories consisted of the following:

At December 31,	2005	2004
Raw materials	$2,485,550	$3,613,032
Work in process	1,170,862	840,795
Finished goods	3,096,698	1,412,667

	$6,753,110	$5,866,494

        Palomar’s policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in Palomar’s finished goods inventory are $952,832 in 2005 and $504,545 in 2004 of demonstration products that are used by Palomar’s sales organization. Palomar accounts for such products as they do with any other finished goods item in Palomar’s inventory in accordance with the review of Palomar’s entire inventory. Palomar regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, Palomar would be required to recognize such costs as cost of goods sold at the time of such determination. Although Palomar performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of Palomar’s inventory and Palomar’s reported operating results.

Property and Equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At December 31, 2005 and 2004, property and equipment consist of the following:

At December 31,	2005	2004	Estimated useful life
Machinery and equipment	$1,536,879	$1,376,668	3-8 years
Furniture and fixtures	2,146,247	1,936,779	5 years
Leasehold improvements	293,555	293,555	Shorter of estimated useful life or term of lease
	3,976,681	3,607,003
Less accumulated depreciation	3,067,005	2,707,635

Total	$ 909,676	$ 899,368

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

        Periodically, Palomar sells products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with EITF 00-21, Palomar defers the fair value ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

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

        Palomar accounts for funded development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc. in accordance with the work plan that was developed with both Gillette and Johnson & Johnson Consumer Companies, Inc. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or Johnson & Johnson Consumer Companies, Inc are recorded as deferred revenue. As of December 31, 2005, Palomar has deferred $375,000 relating to Johnson & Johnson Consumer Companies, Inc. Payments are not refundable if the development is not successful. During 2005, Palomar recognized approximately $2.8 million and $1.6 million of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively. During 2004, Palomar recognized approximately $3.1 million and $318,000 of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively.

        Palomar provides services under a $3.4 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. During 2005 and 2004, Palomar recognized approximately $1.0 million and $1.1 million, respectively, of funded product development revenues from the United States Department of the Army.

        In accordance with EITF 00-10, reimbursed shipping and handling costs are included in revenue with the offsetting expense included in selling and marketing. Included in revenues are $249,000, $208,000 and $99,000 of reimbursed shipping and handling costs during 2005, 2004 and 2003, respectively.

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

        The following table provides the detail of the change in Palomar’s product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheet for the years ended December 31, 2005 and 2004.

At December 31,	2005	2004
Warranty accrual, beginning of year	$722,040	$584,929
Charged to costs and expenses relating to new sales	1,625,950	1,260,695
Costs of product warranty claims	(1,473,244)	(1,123,584)

Warranty accrual, end of year	$874,746	$722,040

Research and Development Expenses

        Palomar charges research and development expenses to operations as incurred.

Net Income per Common Share

        Basic net income per share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options and warrants based on the treasury stock method. The reconciliation of basic and diluted weighted average shares outstanding is as follows:

At December 31,	2005	2004	2003
Basic weighted average common shares outstanding	16,831,185	15,688,855	13,399,178
Potential common shares pursuant to stock options and
warrants	2,327,153	2,031,006	2,518,214

Diluted weighted average common shares outstanding	19,158,338	17,719,861	15,917,392

        For the years ended 2005, 2004 and 2003, potential common shares related to 0, 14,672 and 408,968, respectively, of outstanding stock options and warrants were not included in diluted weighted average shares outstanding as they were antidilutive.

Stock based compensation

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, SFAS No. 123R was amended to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005. Palomar will adopt the standard as of the effective date.

        Through December 31, 2005, Palomar followed the intrinsic value method under (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS 123. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with EITF 96-18, Palomar records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

         As permitted by SFAS 123, Palomar currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. As a result of the adoption of Statement 123(R), Palomar plans to minimize share-based compensation to employees in the future. Assuming the Company uses the Black-Scholes option pricing model and no other share-based payments are granted in the future, the adoption of SFAS 123(R) is estimated to increase 2006 and 2007 compensation expense by quarter as follows: March 31, 2006 by $170,000, June 30, 2006 by $165,000, September 30, 2006 by $95,000, December 31, 2006 by $45,000, March 31, 2007 by $15,000 and June 2007 by $1,000. However, had Palomar adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Palomar cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $180,065, $191,434 and $52,500 in 2005, 2004 and 2003, respectively.

        The following tables illustrate the assumptions used and the effect on net income and earnings per share if Palomar had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Palomar has computed the pro forma disclosures required under SFAS 123 for all stock options granted to employees of Palomar in the years ended December 31, 2005, 2004 and 2003 using the Black-Scholes option-pricing model prescribed by SFAS 123.

        The weighted average assumptions used to calculate the SFAS 123 pro forma disclosure and the resulting grant date fair values for the years ended December 31, 2005, 2004 and 2003 for Palomar are as follows:

At December 31,	2005	2004	2003
Risk-free interest rate	3.57%	2.55%	3.00%
Expected dividend yield	--	--	--
Expected lives	2 years	2 years	4 years
Expected volatility	86%	100%	111%
Grant date fair value of options granted during the period	$ 11.73	$ 8.99	$ 3.96

Pro Forma Disclosure The pro forma effect on Palomar of applying SFAS 123 for all options and warrants to purchase common stock of Palomar would be as follows:
At December 31,	2005	2004	2003
Net income, as reported	$17,453,210	$10,633,313	$3,369,086
Add: Stock-based compensation included in
reported net income	--	--	--
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(8,284,820)	(18,476,383)	(1,081,166)

Pro forma net income (loss)	$9,168,390	$(7,843,070)	$2,287,920

Diluted net income (loss) per share:
As reported	$0.91	$0.60	$0.21
Pro forma	$0.48	$(0.44)	$0.15

         On May 11, 2005, Palomar granted 645,000 options in 2005 that were also fully vested in 2005 to employees and directors with exercise prices equal to fair market value on the date of grant of $24.63, and expire ten years from the date of grant. Of the $8,284,820 pro forma expense in 2005, $7,568,817 relates to these options. In accordance with newly issued SFAS 123(R), had Palomar granted these options with longer time-based vesting, Palomar would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123 (R).

         Palomar granted 1,968,000 options in 2004 that were also fully vested in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant, ranging from $13.66 to $26.00, and expire ten years from the date of grant. Of the $18,476,383 pro forma expense in 2004, $17,623,462 relates to these options. In accordance with newly issued SFAS 123(R), had Palomar granted these options with longer time-based vesting, Palomar would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123(R).

         Palomar granted 1,440,000 performance based options in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant of $16.53, and expire ten years from the date of grant. 815,000 of these options vest upon the election, and 625,000 of these options vest twelve months after the election, of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Development and License Agreement with them dated February 14, 2003. Palomar will incur a stock-based payment expense upon the vesting of these performance based options

Concentration of Credit Risk

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

Disclosures About Fair Value of Financial Instruments

        SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 2005 and 2004, financial instruments consisted principally of cash, cash equivalents, available-for-sale securities and accounts receivable. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2005 and 2004. Fair values have been determined through information obtained from market sources and management estimates.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented

Note 2 - Segment and Geographic Information

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

        The following table represents percentages of product revenue by geographic destination for 2005, 2004 and 2003:

At December 31,	2005	2004	2003
United States	71%	63%	53%
Japan	7	10	18
Canada	7	10	9
Europe	6	7	8
Australia	3	3	4
Asia/Pacific	4	6	4
South and Central America	2	1	4

Total	100%	100%	100%

Note 3 - Research and Development Arrangement

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment technology for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, Palomar amended this agreement to extend it for an additional five years, until August 2004, and to cover the additional fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that were discovered during this research. Under the terms of the clinical trial agreement, Palomar paid Massachusetts General Hospital $475,000 on an annual basis through August 2004. On August 1, 2004, Palomar and Massachusetts General Hospital entered into a new agreement (the “Research Agreement”) whereby Massachusetts General Hospital agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light (hereinafter referred to, as “hair removal”). The Research Agreement has a term of three years, until August 2007, and Palomar will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered during this research.

Note 4 - Income Taxes

        Palomar provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

At December 31,	2005	2004	2003
Federal:
Current	$364,994	$232,584	$(418,155)
Deferred	--	--	(300,000)

	364,994	232,584	(718,155)
State:
Current	108,266	11,703	61,634
Deferred	--	(1,100,000)	--

	108,266	(1,088,297)	61,634

Total	$473,260	$(855,713)	$(656,521)

A reconciliation of the federal statutory rate to Palomar’s effective tax rate is as follows:

At December 31,	2005	2004	2003
Income tax provision at federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from-
State income taxes, net of federal benefit	4.0	4.1	1.5
Change in valuation allowance, net operating loss utilization	(35.6)	(37.0)	(51.8)
Reduction in tax reserves	--	(11.3)	(11.1)
Other	0.2	1.4	3.2

Provision (benefit) for income taxes	2.6%	(8.8%)	(24.2%)

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

At December 31,	2005	2004
Net operating loss carry forwards	$39,938,000	$43,454,000
Nondeductible accruals	2,107,000	1,449,000
Nondeductible reserves	779,000	1,347,000
Tax credits	3,052,000	2,375,000

Deferred tax assets	45,876,000	48,625,000
Valuation allowance	(45,876,000)	(48,625,000)

	$-	$-

        At December 31, 2005, Palomar had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carry forwards and tax credit carry forwards of approximately $105 million and $3.1 million, respectively, to be used to offset future taxable income. These net operating loss carry forwards will expire through 2024. A portion of Palomar’s net operating losses were created by the excess tax benefits associated with stock options and will be realized through increases to stockholders equity when utilized. A portion of Palomar’s losses may be limited to changes in ownership, as defined by the Internal Revenue Code. Under Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 109, Palomar can only recognize a deferred tax asset for future benefit of its tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. In determining the realizability of these assets, Palomar considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. At this time we have fully reserved our otherwise recognizable deferred tax asset, as its realization is uncertain.

        During the year ended December 31, 2003, Palomar recognized a tax benefit of $470,000, which is associated with the recovery of carry back operating losses paid in prior years pursuant to the Economic Stimulus package of 2002.

        Palomar recorded a reversal of previously provided state income taxes of $1.1 million and $300,000 in 2004 and 2003, respectively, relating to the sale of a subsidiary as a result of the closing of certain statutory periods for assessing tax for such transaction.

Note 5 - 401(k) Plan

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

        During 2005, 2004 and 2003, Palomar matched in Palomar stock 50% of all employee contributions by issuing 11,124, 50,156 and 184,109 shares of stock, respectively, to the 401(k) Plan in satisfaction of its employer match for employee contributions. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2005, 289,805 shares of common stock remained available for issuance there under.

Note 6 - Accrued Liabilities

        At December 31, 2005 and 2004, accrued liabilities consisted of the following:

At December 31,	2005	2004
Payroll and employee benefits	$ 3,900,531	$2,417,820
Commissions	1,093,340	977,332
Royalties	3,981,670	2,392,324
Warranty	874,746	722,040
Other	1,614,813	1,504,691

Total	$11,465,100	$8,014,207

Note 7 - Note Payable to Related Party

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

Note 8 - Commitments and Contingencies

Operating lease and purchase commitments

        Palomar is obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        On January 18, 2006, Palomar signed an amendment to its lease to add an additional 12,000 square feet. Rent expense, including this new lease, will total approximately $1.165 million per year, expiring in August of 2009.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2005, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing:

At December 31,	2006	2007	2008	2009	2010	Thereafter
Purchase commitments	6,912,000	--	--	--	--	--
Operating lease	1,165,000	1,165,000	1,165,000	777,000	--	--

Total	8,077,000	1,165,000	1,165,000	777,000	--	--

        Palomar incurred rent expense of $1,074,000, $1,053,000 and $948,000 for the years ended December 31, 2005, 2004 and 2003, respectively. This rental expense was offset by $4,600 and $166,000 in 2004, 2003, respectively, from a tenant subleasing from Palomar approximately 4,000 square feet of Palomar’s facility. As of January 31, 2004, the tenant’s sublease was terminated and Palomar began utilizing this 4,000 square feet.

Research and development arrangement

        In August 1995, Palomar entered into an agreement with The Massachusetts General Hospital Corporation whereby Massachusetts General Hospital agreed to conduct clinical trials on a laser treatment technology for hair removal/reduction developed at Wellman Laboratories of Photomedicine. In July 1999, Palomar amended this agreement to extend it for an additional five years, until August 2004, and to cover the additional fields of non-invasive, electromagnetic targeting of subcutaneous fat, and treatment of sebaceous glands and related skin disorders (e.g., acne) using infrared light except when externally applied chromophores are used. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that were discovered during this research. Under the terms of the clinical trial agreement, Palomar paid Massachusetts General Hospital $475,000 on an annual basis through August 2004. On August 1, 2004, Palomar and Massachusetts General Hospital entered into a new agreement (the “Research Agreement”) whereby Massachusetts General Hospital agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light (hereinafter referred to, as “hair removal”). The Research Agreement has a term of three years, until August 2007, and Palomar will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. Palomar has the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered during this research.

Royalties

        Palomar is a party to a license agreement, as amended, with Massachusetts General Hospital whereby the Company is obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. For the years ended December 31, 2005, 2004 and 2003, approximately $3,690,000, $2,818,000 and $896,000 of royalty expense, respectively, was incurred under this agreement.

Litigation

        Palomar is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against Palomar that management believes could have a material adverse effect on Palomar’s consolidated financial position.

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a motion for summary judgment that the patent claims being asserted are invalid and not infringed. A hearing was held March 17, 2005, and on December 12, 2005, the Judge issued a ruling denying Cutera’s motion for summary judgment and making several findings in Palomar’s favor. On October 6, 2005, Cutera filed a motion to modify construction of the claim term “Applicator”, and on December 12, 2005 the judge issued a ruling denying Cutera’s motion. A trial date has been set for May 30, 2006.

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital. Cutera’s products include the Solera Opus product in the Solera Platform and other products using pulsed light and light-based technology in Cutera’s XEO platform. Cutera’s PW 770 handpiece is utilized in the Solera and XEO Platforms. Instead of answering the complaint, Cutera filed a motion to dismiss for lack of personal jurisdiction in Massachusetts, and Cutera then filed identical lawsuits in California and Delaware seeking a declaratory judgment that the 5,595,568 and 5,735,844 patents are not infringed, are invalid, and that the patents are unenforceable due to inequitable conduct. Palomar and Massachusetts General Hospital believe Cutera is subject to personal jurisdiction in Massachusetts and have filed a response opposing their motion. The parties are waiting for the judge to issue a ruling.

Employment Agreements

        Palomar has two-year employment agreements with certain officers. These employment agreements automatically renew for successive two-year periods absent notice of non-renewal by either party. In the event of termination by Palomar without cause, non-renewal by Palomar or termination by Palomar for good reason without a change in control, these employment agreements provide for two year’s salary as then in effect, in addition to any earned incentive compensation, and continued benefits and insurance payments for two years. The agreements further provide that in the event of termination by reason of death, beneficiaries receive the officer’s base salary for one year following death (plus any pro rata bonus to which the officer would have been entitled). In the event of termination due to a change in control of Palomar, the agreements provide three times the annual salary as then in effect (plus any bonus to which the officer would have been entitled) and the continuation of benefits and insurance payments for two years.

Note 9 - Stockholders’ Equity

Common Stock

        During 1998, Palomar sold 1,457,142 shares of common stock to a group of investors for $10,200,000. In addition, Palomar issued callable warrants with a three-year term to these investors to purchase 1,457,142 shares of common stock at an exercise price of $21.00 per share, all of which are expired at December 31, 2003. Under the terms of this private placement, Palomar is obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in Palomar as long as the investors continue to hold their common stock in their name at Palomar’s transfer agent. During 2005, 2004 and 2003, Palomar paid $59,049, $79,600 and $203,750, respectively, related to this fee. These amounts have been charged to additional paid-in capital.

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

Preferred Stock

        Palomar's Amended and Restated Certificate of Incorporation provides for, and the Board of Directors and stockholders authorized, 1,500,000 shares of $0.01 par value preferred stock. Palomar has designated 100,000 shares as Series A Participating Cumulative Preferred Stock (“Series A”) in connection with the Rights Agreement discussed below. No shares of Series A have been issued. However, upon issuance the Series A will be entitled to vote, receive dividends, and have liquidation rights. The remaining authorized preferred stock is undesignated and the Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders.

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

Note 10 - Stock Option Plans and Warrants

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

        The following table summarizes all stock option activity of Palomar for the years ended December 31, 2003, 2004 and 2005:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2002	4,160,842	$0.90 - $10.50	$1.58
Granted	485,000	1.51 - 10.59	5.30
Exercised	(1,416,915)	0.90 - 3.1875	1.26
Canceled	(102,240)	0.90 - 10.50	1.72

Outstanding, December 31, 2003	3,126,687	0.90 - 10.59	2.30
Granted	3,454,500	9.93 - 26.00	16.70
Exercised	(1,568,887)	0.90 - 16.53	2.00
Canceled	(44,898)	1.00 - 18.36	11.95

Outstanding, December 31, 2004	4,967,402	0.90 - 26.00	12.33

Granted	645,000	24.63 - 24.63	24.63
Exercised	(833,841)	0.90 - 19.00	5.42
Canceled	(28,596)	2.19 - 16.53	13.83

Outstanding, December 31, 2005	4,749,965	$0.90- $26.00	$15.20

Exercisable, December 31, 2003	1,923,550	$0.90 -$5.06	$2.04

Exercisable, December 31, 2004	3,132,937	$0.90 -$26.00	$11.31

Exercisable, December 31, 2005	3,167,018	$0.90 -$26.00	$15.09

Available for future issuances under the plans
as of December 31, 2005	31,702

47 The ranges of exercise prices for options outstanding and options exercisable at December 31, 2005 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90-$1.00	343,094	5.55 years	$ 0.98	343,094	$ 0.98
1.51-2.19	87,265	4.40 years	1.95	82,267	1.98
2.68-3.19	147,492	3.49 years	3.17	147,492	3.17
4.08-5.22	257,451	7.53 years	4.97	146,488	4.97
6.22-8.23	53,499	7.77 years	6.81	27,504	6.81
9.93-14.31	49,164	8.21 years	11.94	24,170	12.48
16.00-23.61	3,087,000	8.36 years	16.55	1,671,003	16.57
24.06-26.00	725,000	9.31 years	24.70	725,000	24.70

$0.90-$26.00	4,749,965	8.02 years	$ 15.20	3,167,018	$ 15.09

Warrants The following table summarizes all warrant activity of Palomar for the years ended December 31, 2003, 2004 and 2005:
	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2002	1,958,691	$1.97-$21.00	$16.93
Exercised	(225,000)	3.50	3.50
Canceled	(1,515,691)	10.50-21.00	20.95

Outstanding, December 31, 2003	218,000	1.97-3.50	2.85
Exercised	(38,000)	1.97 -3.50	3.23

Outstanding, December 31, 2004	180,000	1.97 -3.19	2.77

Exercised	(50,000)	1.97 -3.19	2.82

Outstanding, December 31, 2005	130,000	$1.97 -$3.19	$2.75

Exercisable, December 31, 2003	218,000	$1.97 -$3.50	$2.85

Exercisable, December 31, 2004	180,000	$1.97 -$3.19	$2.77

Exercisable, December 31, 2005	130,000	$1.97 -$3.19	$2.75

        On September 29, 2000, Palomar issued warrants to purchase 225,000 shares of Palomar’s common stock at $3.50 per share. The aggregate purchase price was $787,500 and the warrants expired 5 years from the date of issuance. These warrants were issued to an investment banking firm as partial payment for investment banking services. The closing price of Palomar’s common stock on September 29, 2000 was $2.59 per share and the warrants were appropriately valued and expensed using the Black-Scholes method in accordance with Statement of SFAS 123.

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

        The ranges of exercise prices for warrants outstanding and exercisable at December 31, 2005 are as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.97 - $2.81	60,000	4.20 years	$ 2.25	60,000	$ 2.25
3.19	70,000	3.41 years	3.19	70,000	3.19

$1.97-$3.18	130,000	3.78 years	$ 2.75	180,000	$ 2.75

48 Reserved Shares At December 31, 2005, the Company has reserved shares of its common stock for the following:
At December 31,
Stock option plans	4,781,667
Warrants	130,000
Employee 401(k) plan	289,805

Total	5,201,472

Employee Stock Purchase Plan

        Under the terms of the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the “Purchase Plan”), all employees are eligible to purchase Palomar’s common stock at an exercise price equal to 85% of the fair market value of the common stock with a look back provision of three months. During the years ended December 31, 2004 and 2003, employees purchased 20,052 and 22,422 shares, respectively, of Palomar’s common stock for $258,321 and $37,613, respectively, pursuant to the Purchase Plan. The Purchase Plan was terminated after the December 31, 2004 purchase, and therefore no shares are available for future issuance under the Purchase Plan.

Note 11 - Quarterly Results of Operations (Unaudited)

        The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data).

	2004
At December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,834	$13,230	$13,947	$16,421
Cost and expenses	9,675	11,200	11,863	11,061

Net income	$ 1,159	$ 2,030	$ 2,084	$ 5,360

Net income per share:
Basic	$ 0.08	$ 0.13	$ 0.13	$ 0.33
Diluted	$ 0.07	$ 0.12	$ 0.12	$ 0.29

	2005
At December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$17,045	$18,223	$19,279	$21,607
Cost and expenses	13,635	14,381	14,915	16,469

Net income	$ 3,516	$ 4,008	$ 4,588	$ 5,341

Net income per share:
Basic	$ 0.21	$ 0.24	$ 0.27	$ 0.31
Diluted	$ 0.19	$ 0.21	$ 0.24	$ 0.27

Note 12 - Development and License Agreement with Gillette

        Effective as of February 14, 2003, Palomar entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light based hair removal device for women. In October 2005, Procter & Gamble Company (NYSE: PG) completed its acquisition of Gillette. Under the Development and License Agreement, Procter & Gamble, as the acquiring party, assumed all of Gillette’s rights and obligations. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, Palomar and Gillette completed the initial phase of the agreement and both parties decided to move onto the next phase. Accompanying this decision, Palomar and Gillette amended the original agreement, whereby, Gillette will provide $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006.

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

        For the year ended December 31, 2005, 2004 and 2003, Palomar recognized $2.8 million, $3.1 million and $2.6 million of funded product development revenues from Gillette, respectively.

Note 13 – Joint Development and License agreement with Johnson & Johnson Consumer Companies, Inc.

        Effective as of September 1, 2004, Palomar entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

        The agreement provides for Johnson & Johnson Consumer Companies, Inc. to fund Palomar's research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, Johnson & Johnson Consumer Companies, Inc. will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon Johnson & Johnson Consumer Companies, Inc. deciding to continue, Johnson & Johnson Consumer Companies, Inc. will be obligated to fund the development of the selected devices. If Johnson & Johnson Consumer Companies, Inc. decides not to continue, Palomar may proceed in fields not selected by Johnson & Johnson Consumer Companies, Inc. to develop and commercialize these and other devices on its own or with a different party.

        At the end of the development phase, Johnson & Johnson Consumer Companies, Inc. will decide whether or not to commercialize one or more of the devices in one or more fields. Upon Johnson & Johnson Consumer Companies, Inc. deciding to commercialize one or more of the devices, Johnson & Johnson Consumer Companies, Inc. will make payments to Palomar for each selected field. Upon commercial launch of the first device in each selected field, Johnson & Johnson Consumer Companies, Inc. will make a payment to Palomar, and for all devices sold for use in each selected field, Johnson & Johnson Consumer Companies, Inc. shall pay Palomar a percentage of sales of such devices and certain topical compounds. If Johnson & Johnson Consumer Companies, Inc. decides not to commercialize or fails to launch a device, Palomar may proceed in fields not selected by Johnson & Johnson Consumer Companies, Inc. to develop and commercialize these and other devices on its own or with a different party.

        For the year ended December 31, 2005 and 2004, Palomar recognized approximately $1.6 million and $318,000, respectively, of funded product development revenues from Johnson & Johnson Consumer Companies, Inc. and deferred $375,000 and $750,000, respectively, of advance payments received from Johnson & Johnson Consumer Companies, Inc. for which services were not yet provided.

Note 14 – Research contract with the United States Department of the Army

        In the first quarter of 2004, Palomar began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, Palomar announced that it had been awarded additional funding of $888,000 for a total of $3,388,000 and a twelve month extension. The contract is a cost plus fee arrangement whereby Palomar is reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. This revenue is included in funded product development revenue in the accompanying statements of operations. Palomar has recognized $1.0 million and $1.1 million of funded product development revenues from the United States Department of the Army for the year ended December 31, 2005 and 2004, respectively. Palomar’s revenue from the contract may be subject to government audit. Palomar is unaware of any specific adjustments or open items that could result from any such audit.

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

Note 16 – Settlement of Litigation

        On June 17, 2004, Palomar and Lumenis Ltd. announced that both parties reached a settlement resolving their on-going litigation concerning both patent infringement and contractual matters. Pursuant to the settlement, the parties dismissed with prejudice both the federal action in the Northern District of California as well as the state court action in Massachusetts.

        Under the terms of the settlement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay us a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules. We agreed to the reduction of our standard 7.5% royalty rate to 5% due in part to Lumenis’ grant to us of a paid up license to a variety of Lumenis' patents for our light based devices.

        In addition, Lumenis granted Palomar a paid up license to a variety of Lumenis' patents for Palomar's light based devices. Palomar granted Lumenis a paid up license to the '568 and '844 patents for Lumenis' lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

        For the twelve months ended December 31, 2005, Lumenis made payments of approximately $2.1 million relating to the 5% royalty and approximately $2.2 million for back-owed royalties recorded as royalty revenue. For the twelve months ended December 31, 2004, Lumenis made payments of approximately $1.4 million relating to the 5% royalty and approximately $1.9 million for back-owed royalties recorded as royalty revenue.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None.

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

Changes in internal controls

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, a registered public accounting firm that has audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Palomar Medical Technologies, Inc.:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Palomar Medical Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

        In our opinion, management’s assessment that Palomar Medical Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Palomar Medical Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palomar Medical Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Palomar Medical Technologies, Inc. and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 2, 2006

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        We incorporate information required by this item by reference to the sections captioned “Executive Officers”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 annual proxy statement.

Item 11. Executive Compensation.

        We incorporate the information required by this item by reference to the section captioned “Executive Officer Compensation” in our 2006 annual proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information required by this item by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Disclosure” in our 2006 annual proxy statement.

Item 13. Certain Relationships and Related Transactions.

        We incorporate the information required by this item by reference to the section captioned “Certain Relationships and Related Transactions” in our 2006 annual proxy statement.

Item 14. Principal Accountant Fees and Services.

        We incorporate the information required by this item by reference to the section captioned "Independent Auditor Fees" in our 2006 annual proxy statement.

PART IV Item 15. Exhibits, Financial Statement Schedules. (a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Certificate of Designation, Preferences and Rights of the Series A		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Amended and Restated By-Laws		10-Q	August 9, 2000	3(II)

4.1	Specimen certificate of common stock		10-Q	May 17, 1999	4.1

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

10.1*	Second Amended 1991 Stock Option Plan		10-Q	August 16, 1999	4.1

10.2*	Second Amended 1993 Stock Option Plan		10-Q	August 16, 1999	4.2

10.3*	Second Amended 1995 Stock Option Plan		10-Q	August 16, 1999	4.3

55
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.4*	Second Amended 1996 Stock Option Plan		10-Q	August 16, 1999	4.4

10.5*	1998 Incentive and Non-Qualified Stock Option Plan		DEF 14A	April 22, 1998	B

10.6*	2004 Stock Incentive Plan		DEF 14A	March 17, 2004	A

10.8*	401(k) Plan		S-8	October 4, 1995	99(h)

10.9*+	2006 Incentive Compensation Program with Louis P. Valente	X

10.10*+	2006 Incentive Compensation Program with Joseph P. Caruso	X

10.11*+	2006 Incentive Compensation Program with Paul S. Weiner	X

10.12*	Employment Agreement with Louis P. Valente dated July 1, 2001		10-K	March 17, 2004	10.16

10.13*	Employment Agreement with Joseph P. Caruso dated July 1, 2001		10-K	March 17, 2004	10.17

10.14*	Employment Agreement with Paul S. Weiner dated July 1, 2001		10-K	March 17, 2004	10.18

10.15	Form of common stock purchase warrant		S-8	June 22, 1998	4

10.16	Form of common stock purchase warrant		S-8	May 21, 2004	99.1

10.17	Form of common stock purchase warrant		S-8	May 21, 2004	99.2

10.18	Lease for 82 Cambridge Street, Burlington, MA dated June 17, 1999		10-Q	August 16, 1999	10.4

10.19	First Amendment to Lease for 82 Cambridge Street, Burlington, MA dated March 20, 2000	X

10.20	Second Amendment to Lease for 82 Cambridge Street, Burlington, MA dated January 18, 2006	X

10.21	License Agreement with The General Hospital Corporation dated August 18, 1995		10-K	February 12, 1999	10.44

10.22	First Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.45

10.23	Second Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.46
56
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.

10.24+	Third and Fourth Amendments to License Agreement with The General Hospital Corporation		10-K	March 27, 2003	10.13

10.25+	Research Agreement with The General Hospital Corporation dated August 1, 2004		8-K	November 18, 2004	99.1

10.26+	The Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	February 19, 2003	10.1

10.27	Amendment to the Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	June 28, 2004	99.3

10.28	Amendment to the Development and License Agreement with The Gillette Company dated October 2, 2003		8-K	June 28, 2004	99.2

10.29	Second Amendment to the Development and License Agreement with The Gillette Company		8-K	June 28, 2004	99.1

10.30+	Third Amendment to the Development and License Agreement with The Gillette Company	X

10.31+	Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated September 1, 2004		8-K	September 7, 2004	99.1

10.32	Rights Agreement with American Stock Transfer & Trust Company dated April 20, 1999		8-K	April 21, 1999	4.1

10.33	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd. dated June 17, 2004		8-K	June 22, 2004	99.1

10.34+	Patent License Agreement with Lumenis, Inc. dated June 17, 2004		8-K	June 22, 2004	99.2

21.1	List of subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Filed under application for confidential treatment.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2006.

PALOMAR MEDICAL TECHNOLOGIES, INC. By: /s/ Paul S. Weiner —————————————— Paul S. Weiner Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Name	Capacity	Date

/s/ Louis P. Valente	Chairman of the Board of Directors	March 6, 2006
Louis P. Valente

/s/ Joseph P. Caruso	President, Chief Executive Officer and	March 6, 2006
Joseph P. Caruso	Director

/s/ Paul S. Weiner	Chief Financial Officer	March 6, 2006
Paul S. Weiner

/s/ Nicholas P. Economou	Director	March 6, 2006
Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 6, 2006
A. Neil Pappalardo

/s/ James G. Martin	Director	March 6, 2006
James G. Martin

/s/ Jeanne Cohane	Director	March 6, 2006
Jeanne Cohane

58