Form 10-Q
period 2006-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2006-05-09
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended March 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

82 Cambridge Street, Burlington, Massachusetts 01803 Registrant's telephone number, including area code: (781) 993-2300 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ - National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.  Yes ☐ No ☒

The number of shares of common stock outstanding at May 8, 2006, was 17,409,293

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$9,381,591	$10,536,144
Available-for-sale investments, at market value	41,218,429	38,757,575
Accounts receivable, net	11,926,485	8,686,227
Inventories	7,465,277	6,753,110
Other current assets	1,111,979	582,074

Total current assets	71,103,761	65,315,130

Property and equipment, net	972,233	909,676

Other assets	111,074	111,074

Total Assets	$72,187,068	$66,335,880

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,510,731	$1,278,823
Accrued liabilities	9,161,439	11,465,100
Deferred revenue	2,026,069	1,725,849

Total current liabilities	12,698,239	14,469,772

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 17,296,269 and 17,126,467 shares, respectively	172,963	171,265
Additional paid-in capital	179,035,389	177,658,135
Accumulated deficit	(119,719,523)	(125,963,292)

Total stockholders' equity	59,488,829	51,866,108

Total liabilities and stockholders’ equity	$72,187,068	$66,335,880

        See accompanying notes to condensed consolidated financial statements. 2

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product revenues	$20,389,770	$14,283,416
Royalty revenues	645,001	1,382,284
Funded product development revenues	1,419,774	1,379,604

Total revenues	22,454,545	17,045,304

Costs and expenses:
Cost of product revenues	5,315,483	4,520,796
Cost of royalty revenues	258,000	552,914
Research and development	3,679,345	3,186,164
Selling and marketing	5,470,665	3,824,642
General and administrative	1,853,569	1,550,712

Total costs and expenses	16,577,062	13,635,228

Income from operations	5,877,483	3,410,076

Interest income	576,025	178,068

Income before income taxes	6,453,508	3,588,144

Provision for income taxes	209,739	71,763

Net income	$ 6,243,769	$ 3,516,381

Net income per share:
Basic	$ 0.36	$ 0.21

Diluted	$ 0.31	$ 0.19

Weighted average number of shares outstanding:
Basic	17,270,700	16,477,815

Diluted	19,901,069	18,982,746

        See accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:	$6,243,769	$3,516,381
Net income

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,879	82,033
Stock-based compensation expense	173,605	--
Provision for bad debt	33,030	41,880
Inventory write-off	376,165	--
Changes in assets and liabilities:
Accounts receivable	(3,273,288)	(278,070)
Inventories	(1,088,332)	(106,549)
Other current assets	(529,905)	(301,949)
Accounts payable	231,908	203,553
Accrued liabilities	(2,303,661)	(1,024,295)
Deferred revenue	300,220	(3,139)

Net cash from operating activities	270,390	2,129,845

Cash flows used in investing activities:
Purchases of property and equipment	(169,436)	(86,072)
Purchases of available-for-sale investments	(9,710,854)	(9,550,000)
Proceeds from sale of available-for-sale investments	7,250,000	3,100,000

Net cash used in investing activities	(2,630,290)	(6,536,072)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,168,362	1,916,634
Tax benefit from the exercise of stock options	41,348	71,763
Costs incurred related to issuance of common stock	(4,363)	(18,200)

Net cash from financing activities	1,205,347	1,970,197

Net decrease in cash and cash equivalents	(1,154,553)	(2,436,030)
Cash and cash equivalents, beginning of the period	10,536,144	7,508,856

Cash and cash equivalents, end of the period	$9,381,591	$5,072,826

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$342,000	$2,055

        See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2005 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Palomar Medical Technologies, Inc. and its subsidiaries ( “Palomar”) believes that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with Palomar’s Form 10-K for the year ended December 31, 2005.

Note 2 – Stock based compensation

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

        On January 1, 2006, Palomar adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, Palomar’s results of operations and financial position for prior periods have not been restated.

        During the quarter ended March 31, 2006, Palomar’s income before taxes and net income was approximately $174,000 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of March 31, 2006, there was $321,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized during the following quarters, June 30, 2006 $165,000, September 30, 2006 $95,000, December 31, 2006 $45,000, March 31, 2007 $15,000 and June 2007 $1,000.

        Prior to December 31, 2005, Palomar followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. Palomar elected to apply APB 25 in accounting for its stock option incentive plans.

        In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of Palomar common stock at the date of grant, thereby resulting in no recognition of compensation expense by Palomar prior to December 31, 2005.

        Had compensation cost for Palomar’s stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, Palomar’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

Three months ended March 31, 2005
Net income, as reported	$3,516,381
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of tax	(186,216)

Pro forma net income	$3,330,165
Net income per share:
Basic - as reported	$0.21
Basic - pro forma	$0.20
Diluted - as reported	$0.19
Diluted - pro forma	$0.18

        Palomar uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There were no options granted during the first quarter of 2006 and the first quarter of 2005.

        The following table summarizes all stock option activity of Palomar since December 31, 2005:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2005	4,749,965	$0.90 - $26.00	$ 15.20

Granted	--	--	--
Exercised	(169,802)	$1.00 - $24.06	$ 6.90
Canceled	(27,833)	$4.50 - $16.53	$ 15.77

Outstanding, March 31, 2006	4,552,330	$0.90 - $26.00	$ 15.51

Exercisable, March 31, 2006	3,012,878	$0.90 - $26.00	$ 15.51

        Prior to the adoption of SFAS 123(R), Palomar presented all tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options to be classified as financing cash flows.

Note 3 – Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials	$ 3,318,064	$ 2,485,550
Work in process	1,591,110	1,170,862
Finished goods	2,556,103	3,096,698

Total	$ 7,465,277	$ 6,753,110

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

	March 31, 2006	December 31, 2005	Estimated useful life
Machinery and equipment	$ 1,561,950	$ 1,536,879	3-8 years
Furniture and fixtures	2,242,864	2,146,247	5 years
Leasehold improvements	341,303	293,555	Shorter of estimated useful life or term of lease

	4,146,117	3,976,681
Less: accumulated depreciation	3,173,884	3,067,005

Total	$ 972,233	$ 909,676

Note 5 – Warranty costs

        Palomar typically offers a one-year warranty for all of its products. Palomar provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect Palomar’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. Palomar assesses the adequacy of the warranty provision and may adjust this provision if necessary.

        The following table provides the detail of the change in Palomar’s product warranty accrual, which is a component of accrued liabilities on the condensed consolidated balance sheets for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2005	2006
Warranty accrual, beginning of period	$874,746	$722,040
Charged to costs and expenses relating to new sales	496,625	353,000
Costs of product warranty claims	(432,709)	(355,827)

Warranty accrual, end of period	$938,662	$719,213

Note 6 – Geographic information

        Product revenue from international sources was $4.4 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
United States	78.6%	70.1%
Asia / Pacific / Middle East	4.1%	3.8%
Europe	6.6%	4.7%
Canada	4.9%	9.0%
Japan	2.3%	8.4%
Australia	1.1%	2.6%
South and Central America	2.4%	1.4%

Total	100.0%	100.0%

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

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2006	2005
Basic weighted average number of shares outstanding	17,270,700	16,477,815
Potential common shares pursuant to stock options and warrants	2,630,369	2,504,931

Diluted weighted average number of shares outstanding	19,901,069	18,982,746

Note 8 – Arrangements with Massachusetts General Hospital

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

        Palomar is a party to a license agreement, as amended, with Massachusetts General Hospital whereby Palomar is obligated to pay royalties to Massachusetts General Hospital on the sale of certain products as well as 40% of royalties received from third parties. During the three months ended March 31, 2006, the license was amended resulting in approximately $762,000 reduction in accrued royalties. The reduction in accrued royalties was recorded as a reduction in cost of product revenues in the three months ended March 31, 2006.

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

        For the three months ended March 31, 2006 and 2005, Palomar recognized $700,000 and approximately $712,000 of funded product development revenues from Gillette, respectively.

Note 10 – Joint Development and License agreement with Johnson & Johnson Consumer Companies, a Johnson & Johnson company

        Effective as of September 1, 2004, Palomar entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company, to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. The agreement provides for Johnson & Johnson to fund Palomar’s research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, Johnson & Johnson will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon Johnson & Johnson deciding to continue, Johnson & Johnson will be obligated to fund the development of the selected devices.  If Johnson & Johnson decides not to continue, Palomar may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on its own or with a different party.

        At the end of the development phase, Johnson & Johnson will decide whether or not to commercialize one or more of the devices in one or more fields. Upon Johnson & Johnson deciding to commercialize one or more of the devices, Johnson & Johnson will make payments to Palomar for each selected field. Upon commercial launch of the first device in each selected field, Johnson & Johnson will make a payment to Palomar, and for all devices sold for use in each selected field, Johnson & Johnson shall pay Palomar a percentage of sales of such devices and certain topical compounds. If Johnson & Johnson decides not to commercialize or fails to launch a device, Palomar may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on its own or with a different party.

        For both the three months ended March 31, 2006 and 2005, Palomar recognized approximately $375,000 of funded product development revenues from Johnson & Johnson, and deferred $375,000 of advance payments received from Johnson & Johnson for which services were not yet provided.

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

        Palomar has recognized approximately $345,000 and $289,000 of funded product development revenues from the United States Department of the Army for the three months ended March 31, 2006 and 2005, respectively.

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

        For the three months ended March 31, 2006, Lumenis made payments of approximately $459,000 relating to the 5% royalty. For the three months ended March 31, 2005, Lumenis made payments of approximately $656,000 relating to the 5% royalty and approximately $537,500 for back-owed royalties recorded as royalty revenue.

Note 13 – Litigation

        Palomar is a party to various legal proceedings incident to its business. Except as noted below, there are no legal proceedings pending or threatened against Palomar that management believes could have a material adverse effect on Palomar’s consolidated financial position.

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide CV and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a Motion for Summary Judgment that the patent claims being asserted are invalid and not infringed.  A hearing was held March 17, 2005, and on December 12, 2005, the Judge issued a ruling denying Cutera’s Motion for Summary Judgment and making several findings in Palomar’s favor.  The trial is scheduled to begin May 30, 2006. It is estimated that the trial will take two weeks.

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital.  Cutera’s products include the Solera Opus and CoolGlide XEO platforms, including the ProWave 770 handpiece.  Instead of answering the complaint, Cutera filed a motion to dismiss for lack of personal jurisdiction in Massachusetts, and Cutera then filed identical lawsuits in California and Delaware seeking a declaratory judgment that the 5,595,568 and 5,735,844 patents are not infringed, are invalid, and that the patents are unenforceable due to inequitable conduct.  Both parties agreed to stay the suits in California and Delaware pending the judge’s ruling in Massachusetts. Palomar and MGH believe Cutera is subject to personal jurisdiction in Massachusetts and have filed a response opposing their motion. The parties are waiting for the Judge to issue a ruling.

Note 14 – Income Taxes

         Palomar’s effective tax rate for the three months ended March 31, 2006 and 2005 was 3.25% and 2%, respectively. The primary components of this provision, in both 2006 and 2005, were minimum federal and state taxes. However, Palomar’s cash tax liabilities were partially offset with the tax benefit from the exercise of stock options. Palomar has fully reserved its otherwise recognizable deferred tax asset which is principally comprised of net operating loss carryforwards, as its realization is uncertain.

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

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 6, 2006. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2005 There have been no material changes to our critical accounting policies as of March 31, 2006 except as noted below:

        Effective January 1, 2006, Palomar adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). With the adoption of SFAS 123(R), Palomar has added “Share-Based Compensation” as a critical accounting policy.

Share-Based Compensation

        Among its provisions, SFAS 123(R) requires Palomar to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. The compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures at the date of grant based on the Palomar’s historical experience and future expectations.

        Palomar uses the Black-Scholes-Merton option-valuation model to value stock options, which requires the input of subjective assumptions. These assumptions include the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Palomar’s stock price, risk-free interest rate, the expected dividend yield and stock price. The expected term of the options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on a combination of historical volatility of Palomar’s stock price and the implied volatility of its traded options.

Overview

        We are engaged in research, development, manufacturing and distribution of proprietary light based systems for hair removal and other cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light based systems for cosmetic treatments through our research and development as well as with our partnerships with Massachusetts General Hospital’s Wellman Laboratories and other centers throughout the world. We are continually developing and testing new indications to further the advancement in cosmetic light based treatments.

        Our total revenues for the quarter ended March 31, 2006 were $22.5 million, up from $17 million in the first quarter of 2005. Gross profit from product revenues increased to $15.1 million or 74 percent (which includes a net positive adjustment to cost of product revenues of $617,000), up from $9.8 million or 68 percent in the year-earlier quarter. The Company reported net income of $6.2 million, or $0.31 per diluted share (which includes a net positive non-recurring adjustment of $386,000), for the first quarter of this year, versus net income of $3.5 million, or $0.19 per diluted share, for the first quarter of last year.

        We strengthened our balance sheet since the end of last year including increasing our cash, cash equivalents and available-for-sale investments by 3% and increasing stockholders’ equity by 15%. Our current ratio is 5.6x, up from 4.5x at the end of 2005, and we have no debt.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2006 and 2005, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2006		2005
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$20,390	91%	$14,283	84%	$6,107	43%
Royalty revenues	645	3%	1,382	8%	(737)	(53%)
Funded product development revenues	1,420	6%	1,380	8%	40	3%

Total revenues	22,455	100%	17,045	100%	5,410	32%

Cost and expenses:
Cost of product revenues	5,316	24%	4,521	27%	795	18%
Cost of royalty revenues	258	1%	553	3%	(295)	(53%)
Research & development	3,679	16%	3,186	19%	493	15%
Selling & marketing	5,471	24%	3,825	22%	1,646	43%
General & administrative	1,854	8%	1,550	9%	304	20%

Total costs & expenses	16,578	74%	13,635	80%	2,943	22%

Income from operations	5,877	26%	3,410	20%	2,467	72%
Interest income	577	3%	178	1%	399	224%

Income before income taxes	6,454	29%	3,588	21%	2,866	80%
Provision for income taxes	210	-%	72	-%	138	192%

Net income	$6,244	28%	$3,516	21%	$2,728	78%

        Product revenues. Sales of the StarLux Pulsed Light and Laser System coupled with its additional handpieces were the leading contributor to our increase in product revenues for the three months ended, March 31, 2006 in comparison to the same period in 2005. Favorably impacting product revenues for the three months ended March 31, 2006, was an increase of 43% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux, NeoLux and additional handpieces as well as an increase of 34% in customer service revenue. Offsetting these increases was a reduction in sales of 6% relating to the Q-Yag 5 product line in comparison to the same period in 2005.

        Product revenue for the three months ended March 31, 2006 and the same period in the previous year comprised of 84% and 79%, respectively, to North American customers where we sell through a direct sales force and 16% and 21%, respectively, outside of North America where we sell through distributors.

        Royalty revenues. Royalty revenue decreased for the three months ended March 31, 2006, as compared to the same period in 2005. This decrease is attributed to Lumenis making its final installment for back-owed royalties during the fourth quarter in 2005 and a general softening in the aesthetic market from our licensees as compared to the same period in 2005.

        Funded product development revenues. Funded product development revenue is generated from the development agreements with Gillette and Johnson & Johnson Consumer Companies, Inc. as well as the United States Department of the Army. For both Gillette and Johnson & Johnson, we receive payments quarterly in accordance with the work plans that were developed with both Gillette and Johnson & Johnson. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or Johnson & Johnson are recorded as deferred revenue. Payments are not refundable if the development is not successful. For the three months ended March 31, 2006, funded product development revenue from Gillette and Johnson & Johnson remained consistent to the payments received during the same period in 2005.

        We provide services under a $3.4 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three months ended March 31, 2006, funded product development revenues from the Department of the Army increased by approximately $58,000 as compared to the same period in 2005.

         Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of total revenue. This decrease as a percentage of total revenue for the three months ended March 31, 2006 as compared to the same period in 2005 was attributed to a shift in product mix to the higher priced StarLux Pulsed Light and Laser System and a net decrease in product royalties. During the quarter ended March 31, 2006, we recorded a net decrease of $617,000 in cost of product revenues as a result of a non-recurring adjustment made to product royalties offset by the write-off of certain customer service loaner inventory. In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over higher sales volumes.

        Cost of royalty revenues. The cost of royalty revenues for the three months ended March 31, 2006, in comparison to the same period in 2005, decreased. This decrease is attributed to Lumenis making its final installment for back-owed royalties during the fourth quarter in 2005 and a general softening in the aesthetic market from our licensees as compared to the same period in 2005. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same period in 2005.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Gillette agreement, the Johnson & Johnson agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new technology and enhancing our current family of products.

        For the three months ended March 31, 2006, expenses relating to Gillette decreased by approximately $145,000 in comparison to the same periods in 2005.

        Expenses relating to the Johnson & Johnson agreement, increased by $123,000 for the three months ended March 31, 2006 as compared to same period in 2005.

        For the three months ended March 31, 2006, expenses relating to the United States Department of the Army increased by approximately $48,000 in comparison to the same period in 2005.

        For the three months ended March 31, 2006, legal expenses relating to the prosecution of new patents decreased by approximately $319,000 in comparison to the same period in 2005.

        Expenses relating to the introduction of new products, enhancements made to the current family of products and research and development overhead increased by approximately $786,000 for the first quarter of 2006 in comparison to the same period in 2005.

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

        Selling and marketing expense. For the quarter ended March 31, 2006, selling and marketing expenses increased by $576,000 from payroll and payroll related expenses, $230,000 related to the write-off of certain demo inventory, $442,000 related to tradeshow expenses and other costs and $398,000 related to commission expense in comparison to the same period in 2005. These increases directly correlate with our increased revenues and costs associated with our expansion of our domestic sales force.

        General and administrative expense. For the quarter ended March 31, 2006, the increase in general and administrative expenses is mainly attributed to payroll and payroll related expenses of $626,000, offset by reductions in our corporate legal expenses of approximately $189,000 and other overhead expenses of $133,000 as compared to the same period in 2005.

        Interest income. Interest income increased due to higher levels of cash on hand and an increase in interest rates for the three months ended March 31, 2006 in comparison to the same period in 2005.

        Provision for income taxes.  We provided income taxes at a 3.25% effective rate in 2006 and a 2% effective rate in 2005.  The primary components of this provision, in both 2006 and 2005, were minimum federal and state taxes.  However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options.  We have fully reserved our otherwise recognizable deferred tax asset which is principally comprised of our net operating loss carryforwards, as its realization is uncertain.  We will continue to revisit this analysis on a quarterly basis and record adjustments as necessary.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a comparison of key components of our liquidity and capital resources (000‘s omitted):

	Three months ended March 31,
	2006	2005	$ Change	% Change
Operating cash flows	$270	$2,130	$(1,860)	(87%)
Investing cash flows	(2,630)	(6,536)	3,906	60%
Financing cash flows	1,205	1,970	(765)	(39%)
Capital expenditures	$169	$86	$83	97%

Additionally, our cash, cash equivalents, available-for-sale investments, accounts receivable, inventories and working capital are shown below for the periods indicated.

	March 31, 2006	December 31, 2005	$ Change	% Change
Cash and cash equivalents	$9,382	$10,536	$(1,154)	(11%)
Available-for-sale investments, at
market value	41,218	38,758	2,460	6%
Accounts receivable, net	11,926	8,686	3,240	37%
Inventories	7,465	6,753	712	11%
Working capital	58,406	50,845	7,561	15%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of March 31, 2006, we had no borrowings or debt.

        Operating cash flows for the three months ended March 31, 2006, decreased compared to the same period in 2005. This decrease in operating cash flows reflects an increase in working capital requirements offset by an increase in net profit. Cash used in investing activities decreased for the three months ended March 31, 2006, compared to the same period in 2005. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities decreased for the three month period ended March 31, 2006, compared to the same period in 2005. This decrease was primarily due to a decrease in exercises of stock options.

        We anticipate that capital expenditures for the remainder of 2006 will total approximately $750,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

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

        The following table summarizes our estimated contractual cash obligations as of March 31, 2006, excluding amounts due Massachusetts General Hospital, royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

	Payments due by period
	Total	Less than 1 year	1 -3 Years	4 - 5 Years	After 5 Years
Operating lease	$ 3,982	$1,165	$2,817	$--	$--
Purchase commitments	7,287	7,287	--	--	--

Total contractual cash obligations	$ 11,269	$8,452	$2,817	$--	$--

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

        In order to obtain pre-market approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance, for numerous reasons, including:

•	FDA, other regulatory authorities or an institutional review board may place a clinical trial on hold;
•	patients may not enroll in clinical trials, or patient follow-up may not occur, at the rate we expect;
•	patients may not comply with trial protocols; o institutional review boards and third party clinical investigators may delay or reject our trial protocol;
•	third party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated
•	schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;
•	third party organizations may not perform data collection and analysis in a timely or accurate manner;
•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake
•	corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;
•	changes in governmental regulations or administrative actions; and o the interim or final results of the clinical trials may be inconclusive or unfavorable as to safety or effectiveness.

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

        Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the client. As a result, the decision to undergo a procedure that utilizes our products may be influenced by a number of factors, including:

•	consumer awareness of procedures and treatments;
•	the cost, safety and effectiveness of the procedure and of alternative treatments;
•	the success of our and our customers’ sales and marketing efforts to purchasers of these procedures; and
•	consumer confidence, which may be affected by economic and other conditions.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

        On February 15, 2002, Palomar commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Altus Medical, Inc., now known as Cutera, Inc., seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s CoolGlide CV and CoolGlide Excel laser systems willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital. The Massachusetts General Hospital was added as a plaintiff in this lawsuit. Cutera answered the complaint denying that its products infringe the asserted patent and filed a counterclaim seeking a declaratory judgment that the asserted patent is invalid and not infringed. Palomar and the Massachusetts General Hospital filed a reply denying the material allegations of the counterclaims. Palomar and the Massachusetts General Hospital have further alleged that Cutera’s CoolGlide Vantage and CoolGlide XEO laser systems also willfully infringe the asserted patent. On June 4, 2003, Cutera amended their answer and asserted a counter claim alleging that the patent is unenforceable due to inequitable conduct. Palomar and the Massachusetts General Hospital believe that this claim is without merit and filed a reply denying the material allegations of this counterclaim. A claim construction hearing (often referred to as a Markman hearing) was held on June 12, 2003, and on February 27, 2004 the Judge issued her ruling. Palomar believes the ruling largely embraced Palomar’s position and will have a considerable impact on the case as it proceeds toward trial. On January 14, 2005, Cutera filed a Motion for Summary Judgment that the patent claims being asserted are invalid and not infringed.  A hearing was held March 17, 2005, and on December 12, 2005, the Judge issued a ruling denying Cutera’s Motion for Summary Judgment and making several findings in Palomar’s favor.  The trial is scheduled to begin May 30, 2006. It is estimated that the trial will take two weeks.

        On April 7, 2005, Palomar and the Massachusetts General Hospital commenced a second action for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Cutera’s products using pulsed light technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital.  Cutera’s products include the Solera Opus and CoolGlide XEO platforms, including the ProWave 770 handpiece.  Instead of answering the complaint, Cutera filed a motion to dismiss for lack of personal jurisdiction in Massachusetts, and Cutera then filed identical lawsuits in California and Delaware seeking a declaratory judgment that the 5,595,568 and 5,735,844 patents are not infringed, are invalid, and that the patents are unenforceable due to inequitable conduct.  Both parties agreed to stay the suits in California and Delaware pending the judge’s ruling in Massachusetts. Palomar and MGH believe Cutera is subject to personal jurisdiction in Massachusetts and have filed a response opposing their motion. The parties are waiting for the Judge to issue a ruling.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities.

      None.

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

      None.

Item 5. Other information.

      None.

Item 6. Exhibits and reports on Form 8-K

         (a) Exhibits

10.35+	Fifth Amendment to License Agreement with The General Hospital dated March 20, 2006

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed under application for confidential treatment.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: May 9, 2006	By: /s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: May 9, 2006	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

30