Form 10-Q
period 2006-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2006-08-08
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended June 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The number of shares of common stock outstanding at August 2, 2006, was 17,642,924

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$18,000,129	$10,536,144
Available-for-sale investments, at market value	55,657,793	38,757,575
Accounts receivable, net	10,720,931	8,686,227
Inventories	8,972,641	6,753,110
Other current assets	1,918,782	582,074

Total current assets	95,270,276	65,315,130

Property and equipment, net	1,032,721	909,676

Other assets	111,074	111,074

Total Assets	$96,414,071	$66,335,880

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,718,279	$1,278,823
Accrued liabilities	9,580,679	11,465,100
Deferred revenue	5,417,002	1,725,849

Total current liabilities	16,715,960	14,469,772

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 17,543,591 and 17,126,467 shares, respectively	175,436	171,265
Additional paid-in capital	181,875,121	177,658,135
Accumulated deficit	(102,352,446)	(125,963,292)

Total stockholders' equity	79,698,111	51,866,108

Total liabilities and stockholders’ equity	$96,414,071	$66,335,880

See accompanying notes to condensed consolidated financial statements. 2

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Product revenues	$21,617,074	$15,780,556	$42,006,844	$30,063,972
Royalty revenues	14,151,941	1,130,435	14,796,942	2,512,719
Funded product development revenues	887,583	1,311,827	2,307,357	2,691,431

Total revenues	36,656,598	18,222,818	59,111,143	35,268,122

Costs and expenses (income)
Cost of product revenues	6,337,968	5,236,389	11,653,451	9,757,185
Cost of royalty revenues	5,660,773	452,173	5,918,773	1,005,087
Research and development	3,804,722	2,870,050	7,484,067	6,056,214
Selling and marketing	5,750,802	4,352,348	11,221,467	8,176,990
General and administrative	(1,169,851)	1,469,638	683,718	3,020,350

Total costs and expenses	20,384,414	14,380,598	36,961,476	28,015,826

Income from operations	16,272,184	3,842,220	22,149,667	7,252,296

Interest income	1,868,939	247,949	2,444,964	426,017

Income before income taxes	18,141,123	4,090,169	24,594,631	7,678,313

Provision for income taxes	774,046	81,803	983,785	153,566

Net income	$17,367,077	$4,008,366	$23,610,846	$7,524,747

Net income per share
Basic	$1.00	$0.24	$1.36	$0.45

Diluted	$0.86	$0.21	$1.18	$0.40

Weighted average number of shares
Basic	17,397,750	16,856,271	17,334,577	16,776,925

Diluted	20,171,377	18,832,447	20,037,545	19,037,599

See accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$23,610,846	$7,524,747
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	226,696	168,739
Stock-based compensation expense	341,763	--
Provision for bad debt	141,077	66,575
Inventory write-offs	376,165	--
Changes in assets and liabilities:
Accounts receivable	(2,175,781)	(1,442,426)
Inventories	(2,595,696)	(529,291)
Other current assets	(1,336,708)	(323,177)
Accounts payable	439,456	665,872
Accrued liabilities	(1,884,421)	639,299
Deferred revenue	3,691,153	53,840

Net cash from operating activities	20,834,550	6,824,178

Cash flows used in investing activities
Purchases of property and equipment	(349,741)	(121,327)
Purchases of available-for-sale investments	(26,950,218)	(10,400,000)
Proceeds from sale of available-for-sale investments	10,050,000	3,700,162

Net cash used in investing activities	(17,249,959)	(6,821,165)

Cash flows from financing activities
Proceeds from the exercise of stock options	3,786,688	2,079,202
Tax benefit from the exercise of stock options	142,057	105,717
Costs incurred related to issuance of common stock	(49,351)	(36,400)

Net cash from financing activities	3,879,394	2,148,519

Net increase in cash and cash equivalents	7,463,985	2,151,532
Cash and cash equivalents, beginning of the period	10,536,144	7,508,856

Cash and cash equivalents, end of the period	$18,000,129	$9,660,388

Supplemental disclosure of cash flow information
Cash paid for income taxes	$847,500	$9,055

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2005 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2005.

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

        On January 1, 2006, we adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first and second quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

        Our income before taxes and net income was $167,000 and $341,000 lower for the three months and six months ended June 30, 2006, respectively, as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of June 30, 2006, there was $156,000 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized during the following quarters, September 30, 2006 $95,000, December 31, 2006 $45,000, March 31, 2007 $15,000 and June 30, 2007 $1,000.

        Prior to December 31, 2005, we followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. We elected to apply APB 25 in accounting for its stock option incentive plans.

        In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of our common stock at the date of grant, thereby resulting in no recognition of compensation expense by us prior to December 31, 2005.

        Had compensation cost for our stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, our net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$ 4,008,366	$ 7,524,747
Less: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of tax	(7,742,532)	(7,928,748)

Pro forma net loss	$(3,734,166)	$ (404,001)

Net income (loss) per share:
Basic - as reported	$ 0.24	$ 0.45
Basic - pro forma	$ (0.22)	$ (0.02)
Diluted - as reported	$ 0.21	$ 0.40
Diluted - pro forma	$ (0.22)	$ (0.02)

        There were no options granted during the six months ended June 30, 2006. On May 11, 2005, we granted 645,000 options that were fully vested as of date of grant to employees and directors with exercise prices equal to fair market value on the date of grant, or $24.63 per share, and expire ten years from the date of grant.

        We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock and other factors; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Six months ended June 30, 2005
Risk-free interest rate	3.57%
Expected dividend yield	--
Expected lives	2 years
Expected volatility	86%
6 The following table summarizes all of our stock option activity since December 31, 2005:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	4,749,965	$0.90 - $26.00	$ 15.20

Granted	--	--	--
Exercised	(362,124)	1.00 - 19.00	10.27
Canceled	(31,998)	6.31 - 10.72	14.72

Outstanding, June 30, 2006	4,355,843	$0.90 - $26.00	15.61	7.59	$129,916,423

Exercisable, June 30, 2006	2,835,534	$0.90 - $26.00	15.61	7.48	$84,573,589

        The total intrinsic value for options exercised during the six months ended June 30, 2006 and 2005 was $10,675,016 and $13,480,047, respectively.

        The following table summarizes information about stock options outstanding as of June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90-$1.00	253,861	5.15 years	$0.97	253,861	$0.97
1.51-2.19	62,233	3.87 years	1.97	62,233	1.97
2.68-3.19	146,092	2.98 years	3.17	146,092	3.17
4.08-5.22	215,194	7.03 years	4.97	119,709	4.89
6.22-8.23	42,599	7.26 years	6.70	19,936	6.60
9.93-14.31	37,964	7.75 years	12.04	23,801	12.48
16.00-23.61	2,882,900	7.86 years	16.55	1,494,902	16.56
24.06-26.00	715,000	8.82 years	24.71	715,000	24.71

$0.90-$26.00	4,355,843	7.59 years	$15.61	2,835,534	$15.61

        Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options to be classified as financing cash flows.

Note 3 – Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. Inventories consisted of the following:

	June 30, 2006	December 31, 2005
Raw materials	$4,198,563	$2,485,550
Work in process	1,445,746	1,170,862
Finished goods	3,328,332	3,096,698

Total	$8,972,641	$6,753,110

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005	Estimated useful life
Machinery and equipment	$ 1,665,704	$ 1,536,879	3-8 years
Furniture and fixtures	2,307,538	2,146,247	5 years
Leasehold improvements	353,180	293,555	Shorter of estimated useful life or term of lease

	4,326,422	3,976,681
Accumulated depreciation	(3,293,701)	(3,067,005)

Total	$ 1,032,721	$ 909,676

Note 5 – Warranty costs

        We typically offer a one-year warranty for all of our products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. We assess the adequacy of the warranty provision and may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the condensed consolidated balance sheets for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Warranty accrual, beginning of period	$938,662	719,213	$874,746	722,040
Charges to costs and expenses relating to new sales	483,813	332,000	980,438	685,000
Costs of product warranty claims	(450,340)	(301,054)	(883,049)	(656,881)

Warranty accrual, end of period	$972,135	750,159	$972,135	750,159

Note 6 – Geographic information

        Product revenue from international sources was $4.8 million and $5.5 million for the three months ended June 30, 2006 and 2005, respectively, and $9.1 million and $9.8 million for the six months ended June 30, 2006 and 2005. The following table represents the percentage of product revenue by geographic region from customers for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	78.0%	65.2%	78.3%	67.5%
Canada	7.5%	6.9%	6.2%	7.9%
Japan	3.6%	7.9%	3.0%	8.1%
Asia / Pacific Rim / Middle East	2.8%	4.0%	3.5%	3.9%
Europe	3.5%	7.8%	5.0%	6.3%
Australia	1.5%	5.2%	1.3%	4.0%
South and Central America	3.1%	3.0%	2.7%	2.3%

Total	100.0%	100.0%	100.0%	100.0%

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

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average number of
shares outstanding	17,397,750	16,856,271	17,334,577	16,776,925
Potential common shares pursuant to
stock options and warrants	2,773,627	1,976,176	2,702,968	2,260,674

Diluted weighted average number of
shares outstanding	20,171,377	18,832,447	20,037,545	19,037,599

        Diluted weighted average shares outstanding do not include options and warrants outstanding to purchase 441,484 and 50,000 common equivalent shares for the three and six months ended June 30, 2005, respectively.

Note 8 – Arrangements with Massachusetts General Hospital

        Under the terms of a research agreement with the Massachusetts General Hospital Corporation, Massachusetts General Hospital conducts clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light (hereinafter referred to as “hair removal”). The Research Agreement has a term of three years, until August 2007, and we will provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered during this research.

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital on the sale of certain products as well as 40% of royalties received from third parties. During the three months ended March 31, 2006, the license was amended resulting in approximately $762,000 reduction in accrued royalties. The reduction in accrued royalties was recorded as a reduction in cost of product revenues in the three months ended March 31, 2006.

Note 9 – Development and license agreement with Gillette

        Effective as of February 14, 2003, we entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light based hair removal device for women. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the agreement with Gillette and both parties decided to move onto the next phase. Accompanying this decision, we amended the original agreement with Gillette, whereby, Gillette will provide $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which is now planned to be completed by August 31, 2006 (the “Development Phase”).

        Thirty days after the end of the Development Phase, which is expected to be September 30, 2006, Gillette will decide whether or not to continue with the project based on all the information known at that time. Upon Gillette deciding to continue and after regulatory clearance is obtained for the device, Gillette will be obligated to make a development completion payment to us of $2.5 million. If Gillette decides not to continue, we may proceed to develop and commercialize the device on our own or with a different party.

        After Gillette makes the development completion payment to us of $2.5 million, Gillette will conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette will then decide whether or not to continue with the project. Upon deciding to continue, Gillette will be obligated to make a development completion payment to us of $10 million. If Gillette decides not to continue to commercialize the device, we may proceed to commercialize the device on our own or with a different party.

        Commencing 12 months after the $10 million development completion payment, Gillette will be obligated to pay us annual collaboration payments of $10 million for as long as Gillette elects to have us work exclusively with them.

        After launch of the first device for females, Gillette will pay us up to 6 percent of net sales of the device, subject in certain instances to various reductions and offsets. Again, for as long as Gillette elects to have us work exclusively with them, Gillette will continue to be obligated to pay us annual collaboration payments of $10 million, which will be offset against the net sales percentage payments.

        In addition to the amounts to be paid by Gillette to us in connection with jointly developed products, Gillette is required to make certain lump sum and net sales based payments to us in the event that Gillette launches independent light based female hair removal products. Gillette also receives the right to enter into a separate agreement with us for the development and commercialization of home-use, light based hair removal devices for men.

        For the three months ended June 30, 2006 and 2005, we recognized $150,000 and $700,000 of funded product development revenues from Gillette, respectively. For the six months ended June 30, 2006 and 2005, we recognized $850,000 and approximately $1.4 million of funded product development revenues from Gillette, respectively. As of June 30, 2006, $50,000 of advance payments received from Gillette for which services were not yet provided were included in deferred revenue.

Note 10 – Joint Development and License agreement with Johnson & Johnson Consumer Companies, a Johnson & Johnson company

        Effective as of September 1, 2004 and as amended effective May 1, 2006, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company, to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. The agreement provides for Johnson & Johnson to fund our research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, Johnson & Johnson will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon Johnson & Johnson deciding to continue, Johnson & Johnson will be obligated to fund the development of the selected devices.  If Johnson & Johnson decides not to continue, we may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on our own or with a different party.

        At the end of the development phase, Johnson & Johnson will decide whether or not to commercialize one or more of the devices in one or more fields. Upon Johnson & Johnson deciding to commercialize one or more of the devices, Johnson & Johnson will make payments to us for each selected field. Upon commercial launch of the first device in each selected field, Johnson & Johnson will make a payment to us, and for all devices sold for use in each selected field, Johnson & Johnson shall pay us a percentage of sales of such devices and certain topical compounds. If Johnson & Johnson decides not to commercialize or fails to launch a device, we may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on our own or with a different party.

        For the three months ended June 30, 2006 and 2005, we recognized $375,000 of funded product development revenues from JJCC for each period. For the six months ended June 30, 2006 and 2005, we recognized $750,000 of funded product development revenues from JJCC for each period. As of June 30, 2006, $340,000 of advance payments received from JJCC for which services were not yet provided were included in deferred revenue.

Note 11 – Research contract with the United States Department of the Army

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, we announced that we had been awarded additional funding of $888,000 for a total of $3,388,000 and a twelve month extension. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. This revenue is included in funded product development revenue in the accompanying statements of income. Our revenue from the contract is subject to government audit. We are unaware of any specific adjustments or open items that could result from any such audit.

        For the three months ended June 30, 2006 and 2005, we recognized approximately $363,000 and $237,000 of funded product development revenues under this agreement, respectively. For the six months ended June 30, 2006 and 2005, we recognized approximately $707,000 and $523,000 of funded product development revenues under this agreement, respectively.

Note 12 – Settlement of Lumenis Litigation

        On June 22, 2004, we and Lumenis Ltd. announced that both parties reached a settlement resolving our on-going litigation concerning both patent infringement and contractual matters. Pursuant to the settlement, the parties dismissed with prejudice both the federal action in the Northern District of California as well as the state court action in Massachusetts.

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

        For the three and six months ended June 30, 2006, Lumenis made payments of approximately $368,000 and $827,000, respectively, relating to the 5% royalty. For the three and six months ended June 30, 2005, Lumenis made payments of approximately $484,000 and $1.1 million, respectively, relating to the 5% royalty and $537,500 and $1.1 million, respectively, for back-owed royalties recorded as royalty revenue.

Note 13 – Settlement of Cutera Litigation

        On June 5, 2006, we announced the resolution of our on-going patent infringement lawsuits against Cutera, Inc. Cutera admitted that their products infringe the Anderson Patents (U.S. Patent No.s 5,595,568 & 5,735,844) and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us $22 million as an estimated payment for royalties of 8.5% due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due to us are subject to audit by an independent accounting firm which is scheduled to be completed by the end of the third quarter. Following the audit, the amounts owed may be higher or lower than the estimated $19.6 million. Under our license agreement with the General Hospital Corporation, we pay to the General Hospital Corporation 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and six months ended June 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Beginning April 1, 2006, Cutera will pay us a 7.5% royalty on future sales of its existing and any new light-based hair removal systems later developed.

        For more information, please see the Settlement Agreement, the License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to a Current Report on Form 8-K filed June 5, 2006.

Note 14 – Income Taxes

        Our effective tax rate for the six months ended June 30, 2006 and 2005 was 4% and 2%, respectively.  The primary components of this provision, in both 2006 and 2005, were minimum federal and state taxes.  However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options.  We have fully reserved our otherwise recognizable deferred tax asset which is principally comprised of net operating loss carryforwards, as its realization is uncertain.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;

•	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

•	other risks are indicated below under the caption “Cautionary Statements”.

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

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2005 There have been no material changes to our critical accounting policies as of June 30, 2006 except as noted below:

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

        Palomar uses the Black-Scholes-Merton option-valuation model to value stock options, which requires the input of subjective assumptions. These assumptions include the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Palomar’s stock price, risk-free interest rate, the expected dividend yield and stock price. The expected term of the options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on a combination of historical volatility of Palomar’s stock price and other factors.

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

        Our total revenues for the quarter ended June 30, 2006 were $36.7 million including $13.6 million from the Cutera settlement, up from $18.2 million in the second quarter of 2005. Product revenues increased to $21.6 million from $15.8 million and gross profit from product revenues increased to $15.3 million or 71 percent, up from $10.5 million or 67 percent in the year-earlier quarter. We reported net income of $17.4 million, or $0.86 per diluted share, for the second quarter of this year, versus net income of $4.0 million, or $0.21 per diluted share, for the second quarter of last year.

        We strengthened our balance sheet since the end of last year including increasing our cash, cash equivalents and available-for-sale investments by 49% and increasing stockholders’ equity by 54%. Our current ratio is 5.7x, up from 4.5x at the end of 2005, and we have no debt.

        On June 5, 2006, we announced the resolution of our on-going patent infringement lawsuits against Cutera, Inc. Cutera admitted that their products infringe the Anderson Patents (U.S. Patent No.s 5,595,568 & 5,735,844) and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us $22 million as an estimated payment for royalties of 8.5% due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due to us are subject to audit by an independent accounting firm which is scheduled to be completed by the end of the third quarter. Following the audit, the amounts owed may be higher or lower than the estimated $19.6 million. Under our license agreement with the General Hospital Corporation, we pay to the General Hospital Corporation 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and six months ended June 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Beginning April 1, 2006, Cutera will pay us a 7.5% royalty on future sales of its existing and any new light-based hair removal systems later developed.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2006 and 2005, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2006		2005		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$21,617	59%	$15,781	87%	$5,836	37%
Royalty revenues	14,152	39%	1,130	6%	13,022	1,152%
Funded product development revenues	888	2%	1,312	7%	(424)	(32%)

Total revenues	36,657	100%	18,223	100%	18,434	101%

Cost and expenses (income)
Cost of product revenues	6,338	17%	5,236	29%	1,102	21%
Cost of royalty revenues	5,661	15%	452	2%	5,209	1,152%
Research & development	3,805	10%	2,870	16%	935	33%
Selling & marketing	5,751	16%	4,353	24%	1,398	32%
General & administrative	(1,171)	-3%	1,470	8%	(2,641)	(180%)

Total cost & expenses	20,384	56%	14,381	79%	6,003	42%

Income from operations	16,273	44%	3,842	21%	12,431	324%
Interest income	1,868	5%	248	1%	1,620	653%

Income before income taxes	18,141	49%	4,090	22%	14,051	344%
Provision for income taxes	774	2%	82	0%	692	844%

Net income	$17,367	47%	$4,008	22%	$13,359	333%

15
	Six Months Ended June 30,
	2006		2005		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$42,007	71%	$30,064	85%	$11,943	40%
Royalty revenues	14,797	25%	2,513	7%	12,284	489%
Funded product development revenues	2,307	4%	2,691	8%	(384)	(14%)

Total revenues	59,111	100%	35,268	100%	23,843	68%

Cost and expenses
Cost of product revenues	11,653	20%	9,757	28%	1,896	19%
Cost of royalty revenues	5,919	10%	1,005	3%	4,914	489%
Research & development	7,484	13%	6,057	17%	1,427	24%
Selling & marketing	11,221	19%	8,177	23%	3,044	37%
General & administrative	684	1%	3,020	9%	(2,336)	(77%)

Total cost & expenses	36,961	63%	28,016	79%	8,945	32%

Income from operations	22,150	37%	7,252	21%	14,898	205%
Interest income	2,445	4%	426	1%	2,019	474%

Income before income taxes	24,595	42%	7,678	22%	16,917	220%
Provision for income taxes	984	2%	153	0%	831	543%

Net income	$23,611	40%	$7,525	21%	$16,086	214%

        Product revenues. Sales of the StarLux Pulsed Light and Laser System coupled with its additional handpieces were the leading contributor to our increase in product revenues for the three and six months ended, June 30, 2006 in comparison to the same period in 2005. Favorably impacting product revenues for the three months ended June 30, 2006, was an increase of 41% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux, NeoLux and additional handpieces as well as an increase of 37% in customer service revenue. Offsetting these increases was a reduction in sales of 20% relating to the Q-Yag 5 product line in comparison to the same period in 2005. For the six months ended June 30, 2006, favorably impacting product revenues was an increase of 42% in sales related to the “Lux” family of products, a 53% increase in sales relating to customer service offset by a decrease of 12% from sales related to the Q-Yag 5 product line in comparison to the same period in 2005.

        Product revenue for the three and six months ended June 30, 2006 comprised of 86% and 85%, respectively, to North American customers where we sell through a direct sales force and 14% and 15%, respectively, outside of North America where we sell through distributors. In comparison to the same three and six month periods in 2005, product revenue consisted of 72% and 75%, respectively, to North American customers, and 28% and 25%, respectively, outside of North America.

        Royalty revenues. Royalty revenue increased for the three and six months ended June 30, 2006, as compared to the same period in 2005. This increase is attributed to the settlement of our patent infringement lawsuits against Cutera, Inc. Based on an estimate by Cutera; we recognized approximately $13.6 million of back-owed royalties from Cutera and have recorded $2.4 million as deferred revenue to be applied against future amounts owed. The final amounts due to us are subject to an audit by an independent accounting firm which is scheduled to be completed by the end of the third quarter 2006.

        Royalty revenue from our other licensees decreased by 10% and 18%, respectively, for the three and six months ended June 30, 2006, as compared to the same period in 2005. These decreases are attributed to Lumenis making its final installment for back-owed royalties during the fourth quarter in 2005 and a general softening in the aesthetic market from our licensees as compared to the same period in 2005.

        Funded product development revenues. Funded product development revenue is generated from the development agreements with Gillette, Johnson & Johnson Consumer Companies, Inc. and the United States Department of the Army. For both Gillette and Johnson & Johnson, we receive payments quarterly in accordance with the work plans that were developed with both Gillette and Johnson & Johnson. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or Johnson & Johnson are recorded as deferred revenue. Payments are not refundable if the development is not successful. For both the three and six months ended June 30, 2006, funded product development revenue from Johnson & Johnson remained consistent. Funded product revenue from Gillette decreased as compared to the same periods in 2005 as we approach the end of work plan established with Gillette.

        We provide services under a $3.4 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three and six months ended June 30, 2006, funded product development revenues from the Department of the Army increased by approximately $126,000 and $184,000, respectively, as compared to the same periods in 2005.

         Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of total revenue. The decrease as a percentage of total revenue for the three months ended June 30, 2006 as compared to the same period in 2005 was attributed to a shift in product mix to the higher priced StarLux Pulsed Light and Laser System. The decrease as a percentage of total revenue for the six months ended June 30, 2006 as compared to the same period in 2005 was attributed to a shift in product mix to the higher priced StarLux Pulsed Light and Laser System and a net decrease in product royalties owed to the General Hospital Corporation as a result of an amendment to our license agreement. During the quarter ended March 31, 2006, we recorded a net decrease of $617,000 in cost of product revenues as a result of a non-recurring adjustment made to product royalties offset by the write-off of certain customer service loaner inventory. In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over higher sales volumes.

        Cost of royalty revenues. The cost of royalty revenues increased for the three and six months ended June 30, 2006, in comparison to the same periods in 2005. These increases are almost entirely attributed to the settlement of our patent infringement lawsuits against Cutera, offset by Lumenis making its final installment for back-owed royalties during the fourth quarter in 2005 and the general softening in the aesthetic market from our licensees, as compared to the same periods in 2005. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2005.

        Research and development expense. The increase in research and development expense is a direct result of our spending related our continued commitment to introducing new technology and enhancing our current family of products.

        For both the three and six months ended June 30, 2006 expenses relating to the Gillette agreement decreased as compared to the same periods in 2005. These decreases are attributed to the reduction of research and development expenses associated with the end of work plan established with Gillette.

        Expenses relating to the JJCC agreement increased by $63,000 and $186,000, respectively, for the three and six months ended June 30, 2006 as compared to the same periods in 2005.

        For the three and six months ended June 30, 2006, expenses relating to the United States Department of the Army decreased by approximately $137,000 and $105,000, respectively, in comparison to the same periods in 2005.

        For the three and six months ended June 30, 2006, legal expenses relating to the prosecution of new patents decreased by approximately $157,000 and $476,000, respectively, in comparison to the same periods in 2005.

        Expenses relating to the introduction of new products, enhancements made to the current family of products and research and development overhead increased by approximately $1.3 million and $2.1 million, respectively, for the three and six months ended June 30, 2006 in comparison to the same periods in 2005.

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

        Selling and marketing expense. For the quarter ended June 30, 2006, selling and marketing increased by $424,000 from payroll and payroll related expenses, $551,000 related to tradeshow expenses and other costs and $424,000 related to commission expense in comparison to the same period in 2005. For the six months ended June 30, 2006, selling and marketing expenses increased by $999,000 from payroll and payroll related expenses, approximately $1.2 million related to tradeshow expenses and other costs and by approximately $822,000 relating to commission expense in comparison to the same period in 2005. These increases directly correlate with our increased revenues and costs associated with our expansion of our domestic sales force and product lines.

        General and administrative expense. For the three and six months ended June 30, 2006, general and administrative expenses decreased as compared to the same periods in 2005. These decreases are mainly attributed to the settlement of our patent infringement lawsuits against Cutera where Cutera reimbursed us approximately $3.8 million (net of what was paid to the General Hospital Corporation) for legal expenses incurred during the patent infringement lawsuit. Offsetting these decreases in legal expenses for the three and six months ended June 30, 2006 were increases in patent litigation of approximately $827,000 and $642,000, respectively, increases in payroll and payroll related expenses of approximately $201,000 and $416,000, respectively, and increases in other over-head expenses of approximately $190,000 and $467,000, respectively, as compared to the same periods in 2005.

        Interest income. Interest income increased for both the three and six months ended June 30, 2006 due to the settlement of our patent infringement lawsuits against Cutera where Cutera paid us approximately $1.2 million (net of what was paid to the General Hospital Corporation) in interest in comparison to the same periods in 2005.

        Provision for income taxes.  We provided income taxes at a 4% effective rate in 2006 and a 2% effective rate in 2005.  The primary components of this provision, in both 2006 and 2005, were minimum federal and state taxes.  However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options.  We have fully reserved our otherwise recognizable deferred tax asset which is principally comprised of our net operating loss carryforwards, as its realization is uncertain.  We evaluate the realizability of otherwise recognizable deferred tax assets on a quarterly basis..

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000‘s omitted):

	Six months ended, June 30,		Change
	2006	2005	$	%
Operating cash flows	$20,835	$6,824	$14,011	205%
Investing cash flows	(17,250)	(6,821)	(10,429)	(153%)
Financing cash flows	3,879	2,149	1,730	81%
Capital expenditures	$350	$121	$229	189%

Additionally, our cash, cash equivalents, available-for-sale investments, accounts receivable, inventories and working capital are shown below for the periods indicated.

	June 30,	December 31,	Change
	2006	2005	$	%
Cash and cash equivalents	$18,000	$10,536	$7,464	71%
Available-for-sale investments, at
market value	55,658	38,758	16,900	44%
Accounts receivable, net	10,721	8,686	2,035	23%
Inventories	8,973	6,753	2,220	33%
Working capital	78,554	50,845	27,709	55%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of June 30, 2006, we had no borrowings or debt.

        Operating cash flows for the three months ended June 30, 2006, increased compared to the same period in 2005. This increase in operating cash flows reflects an increase in net profit, an increase in deferred revenue as a result of the Cutera settlement offset by an increase in working capital requirements. Cash used in investing activities decreased for the six months ended June 30, 2006, compared to the same period in 2005. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities increased for the three month period ended June 30, 2006, compared to the same period in 2005. This increase was primarily due to an increase in exercises of stock options.

        We anticipate that capital expenditures for the remainder of 2006 will total approximately $600,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

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

        The following table summarizes our estimated contractual cash obligations as of June 30, 2006, excluding amounts due Massachusetts General Hospital, royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

	Payments due by period
	Total	Less than 1 year	1 -3 Years	4 - 5 Years	After 5 Years
Operating lease	$ 3,690	$1,165	$2,525	$ --	$ --
Purchase commitments	7,812	$7,812	--	--	--

Total contractual cash obligations	$11,502	$8,977	$2,525	$ --	$ --

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

        The aesthetic laser and light based treatment system industry is subject to continuous technological development and product innovation. If we do not continue to be innovative in the development of new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. We compete in the development, manufacture, marketing, sales and servicing of light based devices with numerous other companies, some of which have substantially greater direct worldwide sales capabilities. Our products also face competition from medical products, prescription drugs and cosmetic procedures, such as electrolysis and waxing.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Without necessary clearances, we may be unable to sell products and compete effectively.

        All of our current products are light based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. In the event that we do not obtain FDA clearances, our ability to market products in the United States and revenue derived there from may be adversely affected.  The types of medical devices that we seek to market in the U.S. generally must receive either “510(k) clearance” or “PMA approval” in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process can be expensive and usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer from the time the pre-market approval application is submitted to the FDA until an approval is obtained.

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
20
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

        We often seek FDA clearance for additional indications for use. Clinical trials in support of such clearances for additional indications may be costly and time-consuming. In the event that we do not obtain additional FDA clearances, our ability to market products in the United States and revenue derived there from may be adversely affected. Medical devices may be marketed only for the indications for which they are approved or cleared and if we are found to be marketing our products for off-label, or non-approved, uses we might be subject to FDA enforcement action or have other resulting liability.

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

We may also be subject to state regulations.   State regulations, and changes to state regulations, may prevent sales to particular end users or may restrict use of the products to particular end users or under particular supervision which may decrease revenues or prevent growth of revenues.

        Our products may also be subject to state regulations.   Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance. As a result, in some states non-physicians may purchase and operate our products. In most states, it is within a physician’s discretion who they can supervise in the operation of our products and the level of supervision. However, some states have specific regulations as to appropriate supervision and who may be supervised. A state could disagree with our decision to sell to a particular type of end user or change regulations preventing sales to particular types of end users or change regulations as to supervision. In several states these regulations are in flux.  Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

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

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA’s regulatory scheme is complex, especially the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. Because some of our products involve the use of lasers, those products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the Quality System Regulation and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. The complexity of the Quality System Regulation makes complete compliance difficult to achieve. Also, the determination as to whether a Quality System Regulation violation has occurred is often subjective. If the FDA finds that we have failed to comply with the Quality System Regulation or other applicable requirements or take satisfactory corrective action in response to an adverse Quality System Regulation inspection or comply with applicable laser performance standards, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as fines, injunctions, criminal and civil penalties, recall or seizure of our products, operating  restrictions, partial suspension, or total shutdown of our production, refusing to permit the import or export of our products, delaying or refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted or criminal prosecution, any of which could cause our business and operating results to suffer.

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
24
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

        Our business could be materially and adversely affected if we are not able to adequately protect our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, licenses and confidentiality agreements to protect our proprietary rights. We own and license a variety of patents and patent applications in the United States and corresponding patents and patent applications in many foreign jurisdictions. To date, however, our patent estate has not stopped other companies from competing against us, and though we have licensed certain competitors to certain patents and are enforcing those same patents against other competitors and intend to enforce against others, we do not know how successful we will be in asserting our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We generally enter into non-disclosure agreements with our employees and third parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, proprietary information and know-how and we may not have adequate remedies for any such breach. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed and the value of our technology and products could be adversely affected.  Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable.  In addition, our trade secrets may otherwise become known or our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which do not infringe our patents.

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

         In past years and following the settlement with Lumenis, material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital. If we are unable to collect our licensing royalties, our revenues will decline. In addition, we informed Laserscope, one or our licensees, that we disputed its method for calculating its royalty payment to us. In the quarter ended September 30, 2005, we exercised our right under the license agreement with Laserscope to engage an independent auditor to conduct a review of Laserscope’s royalty calculations and payments under such agreement. The independent auditors issued a report of their findings in November 2005 and we are attempting to resolve the dispute through negotiations. However, there can be no assurance that we will be able to resolve it through such negotiations.

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

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based hair removal device for women.  On June 28, 2004 Palomar and Gillette announced that they completed the initial phase of their agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. We believe that this represents a unique opportunity to bring light based devices to the mass market. There can be no assurance that we will be able to meet all our development obligations under the agreement or receive a 510k clearance for an over-the-counter product that could be sold directly to consumers.  Under the agreement, significant resources and the attention of key technical personnel and management continue to be directed to the development of such a device even though such device will not likely be commercialized for several years, if ever.  In addition, we cannot be sure that Gillette will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement.  During the term of the agreement, Gillette has the ability to choose not to continue and may terminate the agreement.  If Gillette terminates the agreement, the price of our common stock could fall significantly, and we will not receive certain payments.  We may proceed to develop and commercialize the device on our own or with a third party.  However, there can be no assurance that we will be able to successfully implement such a strategy.  In addition, after commercialization of such device, Gillette is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents.  There can be no assurance that valid patents will cover the device in any or all countries, in which the device will be manufactured, used or sold.  This could have a material adverse effect on our business, results of operations and financial condition.

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

        On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.  We believe that this represents a unique opportunity to bring light based devices to the mass market.  There can be no assurance that we will be able to meet all our development obligations under the agreement or receive a 510k clearance for over-the-counter products that could be sold directly to consumers.  Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such devices even though such devices will not likely be commercialized for several years, if ever.  In addition, we cannot be sure that Johnson & Johnson Consumer Companies, Inc. will agree with our interpretation of the terms of the agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement.  During the term of the agreement, Johnson & Johnson Consumer Companies, Inc. has the ability to choose not to continue and may terminate the agreement.  If Johnson & Johnson Consumer Companies, Inc. terminates the agreement, the price of our common stock could fall significantly, and we will not receive certain payments.  We may proceed to develop and commercialize the devices on our own or with a third party.  However, there can be no assurance that we will be able to successfully implement such a strategy.  In addition, after commercialization of such device, Johnson & Johnson Consumer Companies, Inc. is to pay us a percentage of net sales of such device. Certain of these percentages of net sales are only owed if the device is covered by valid patents. There can be no assurance that valid patents will cover these devices in any or all countries, in which the devices will be manufactured, used or sold.  This could have a material adverse effect on our business, results of operations and financial condition.

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

         As a small company with approximately 200 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.  Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

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

We may seek additional financing to grow the business.

         Although we have generated a profit in recent years, we have a history of losses. We may not be able to sustain or increase profitability on a quarterly or annual basis. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

        We may determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of expansion.  Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or if we issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

        On February 15, 2002 and April 7, 2005, we commenced actions for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The Massachusetts General Hospital in Boston, Massachusetts was added as a plaintiff in these lawsuits. In the first suit, Cutera’s CoolGlide Laser Systems, including the CoolGlide CV, Excel, Vantage and Xeo, were accused of infringing U.S. Patent No. 5,735,844. In the second lawsuit, Cutera’s Lamp Systems, including the CoolGlide Xeo and Solera Opus platforms using the PW770 handpiece, were accused of infringing both the 5,735,844 Patent as well as U.S. Patent No. 5,595,568 (the “Anderson Patents”). We have an exclusive license to these patents from the General Hospital Corporation.

        On June 5, 2006, we announced the resolution of our on-going patent infringement lawsuits against Cutera, Inc. Cutera admitted that their products infringe the Anderson Patents (U.S. Patent No.s 5,595,568 & 5,735,844) and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us $22 million as an estimated payment for royalties of 8.5% due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due to us are subject to audit by an independent accounting firm which is scheduled to be completed by the end of the third quarter. Following the audit, the amounts owed may be higher or lower than the estimated $19.6 million. Under our license agreement with the General Hospital Corporation, we pay to the General Hospital Corporation 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and six months ended June 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Beginning April 1, 2006, Cutera will pay us a 7.5% royalty on future sales of its existing and any new light-based hair removal systems later developed.

        For more information, please see the Settlement Agreement, the License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to a Current Report on Form 8-K filed June 5, 2006.

        On July 7, 2006, we filed a complaint for patent infringement in the United States District Court for the District of Massachusetts against Alma Lasers, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Alma’s Harmony, Soprano and Sonata Systems which use pulsed light and laser technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844 (the “Anderson Patents”). We have an exclusive license to these patents from the General Hospital Corporation.  On July 27, 2006, we filed an amended complaint including an additional claim against Alma for unfair competition due to infringement by Alma’s Harmony System of the distinctive trade dress of our products, including the unique, distinctive, and immediately recognizable design of our Palomar EsteLux, MediLux and StarLux Systems. We are seeking both monetary and injunctive relief on the new claim. Alma has not yet responded to these charges.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities.

      None.

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

        Palomar’s Annual Meeting of Shareholders was held on May 10, 2006 (the “Annual Meeting”).  At the Annual Meeting, stockholders voted on three matters:  the election of directors for a term of one year, the ratification of the appointment of Ernst & Young LLP as the Company’s registered public accounting firm and the approval of the 2006 stock incentive plan. The stockholders elected management’s nominees as directors in an uncontested election, ratified the appointment of the registered public accounting firm and did not approve the 2006 stock incentive plan by the following votes, respectively:

Matter	Votes For	Withheld

Proposal #1: The Election of Directors

Joseph P. Caruso	12,678,302	2,863,252
Jeanne Cohane	15,148,653	392,901
Nicolas P. Economou	15,285,217	256,337
James Martin	15,138,568	402,986
A. Neil Pappalardo	13,333,982	2,207,572
Louis (Dan) Valente	11,848,255	3,693,301

Matter	Votes For	Votes Against	Abstained

Proposal #2: The Ratification of Ernst & Young LLP as the Company's Auditors

Ernst & Young LLP	15,502,763	27,152	11,640

Matter	Votes For	Votes Against	Abstained

Proposal #3: To Approve 2006 Stock Incentive Plan

	3,892,750	7,512,685	53,471

Item 5. Other information.

      None.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

10.36+	First Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 1, 2006

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed under application for confidential treatment.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: August 8, 2006	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: August 8, 2006	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

34