Form 10-Q
period 2006-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2006-11-03
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended September 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The number of shares of common stock outstanding at November 1, 2006 was 17,682,742.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2006	December 31 2005
Assets

Current assets
Cash and cash equivalents	$22,392,771	$10,536,144
Available-for-sale investments, at market value	58,760,386	38,757,575
Accounts receivable, net	15,197,198	8,686,227
Inventories	10,183,051	6,753,110
Other current assets	3,068,462	582,074

Total current assets	109,601,868	65,315,130

Property and equipment, net	1,019,175	909,676

Other assets	111,074	111,074

Total Assets	$110,732,117	$66,335,880

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,314,150	$1,278,823
Accrued liabilities	13,421,376	11,465,100
Deferred revenue	4,697,766	1,725,849

Total current liabilities	20,433,292	14,469,772

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 17,673,859 and 17,126,467 shares, respectively	176,739	171,265
Additional paid-in capital	184,106,867	177,658,135
Accumulated deficit	(93,984,781)	(125,963,292)

Total stockholders' equity	90,298,825	51,866,108

Total liabilities and stockholders’ equity	$110,732,117	$66,335,880

See accompanying notes to condensed consolidated financial statements. 2

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Product revenues	$23,671,555	$16,726,018	$65,678,399	$46,789,990
Royalty revenues	3,642,413	1,211,547	18,439,355	3,724,266
Funded product development revenues	707,814	1,341,108	3,015,171	4,032,539

Total revenues	28,021,782	19,278,673	87,132,925	54,546,795

Costs and expenses
Cost of product revenues	7,036,514	5,220,270	18,689,965	14,977,455
Cost of royalty revenues	1,456,969	484,619	7,375,742	1,489,706
Research and development	3,537,561	3,162,199	11,021,628	9,218,413
Selling and marketing	5,821,573	4,335,302	17,043,040	12,512,292
General and administrative	2,362,082	1,712,847	3,045,800	4,733,197

Total costs and expenses	20,214,699	14,915,237	57,176,175	42,931,063

Income from operations	7,807,083	4,363,436	29,956,750	11,615,732

Interest income	1,031,530	315,116	3,476,494	741,133

Income before income taxes	8,838,613	4,678,552	33,433,244	12,356,865

Provision for income taxes	470,948	90,677	1,454,733	244,243

Net income	$ 8,367,665	$ 4,587,875	$31,978,511	$12,112,622

Net income per share
Basic	$ 0.47	$ 0.27	$ 1.83	$ 0.72

Diluted	$ 0.41	$ 0.24	$ 1.59	$ 0.64

Weighted average number of shares outstanding
Basic	17,642,215	16,942,281	17,438,247	16,815,519

Diluted	20,244,414	19,115,171	20,109,935	19,044,006

See accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$31,978,511	$12,112,622

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	345,573	261,766
Stock-based compensation expense	436,211	--
Provision for bad debt	434,857	41,863
Inventory write-offs	844,454	--
Changes in assets and liabilities:
Accounts receivable	(6,945,828)	(2,563,814)
Inventories	(4,274,395)	(1,033,466)
Other current assets	(2,486,388)	(318,154)
Accounts payable	1,035,327	745,377
Accrued liabilities	1,956,276	2,288,401
Deferred revenue	2,971,917	122,218

Net cash from operating activities	26,296,515	11,656,813

Cash flows used in investing activities
Purchases of property and equipment	(455,072)	(229,274)
Purchases of available-for-sale investments	(35,077,811)	(17,722,974)
Proceeds from sale of available-for-sale investments	15,075,000	5,350,162

Net cash used in investing activities	(20,457,883)	(12,602,086)

Cash flows from financing activities
Proceeds from the exercise of stock options	5,859,037	2,997,673
Tax benefit from the exercise of stock options	225,797	134,430
Costs incurred related to issuance of common stock	(66,839)	(54,600)

Net cash from financing activities	6,017,995	3,077,503

Net increase in cash and cash equivalents	11,856,627	2,132,230
Cash and cash equivalents, beginning of the period	10,536,144	7,508,856

Cash and cash equivalents, end of the period	$22,392,771	$9,641,086

Supplemental disclosure of cash flow information
Cash paid for income taxes	$972,271	$9,055

See accompanying notes to condensed consolidated financial statements. 4

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

        On January 1, 2006, we adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

        Our income before taxes and net income was $94,448 and $436,211 lower for the three months and nine months ended September 30, 2006, respectively, as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of September 30, 2006, there was $60,726 of unrecognized compensation expense related to non-vested market-based share awards.

        Prior to December 31, 2005, we followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. We elected to apply APB 25 in accounting for our stock option incentive plans.

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

        Had compensation cost for our stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, our net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$4,587,875	$12,112,622
Less: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of tax	(180,161)	(8,108,909)

Pro forma net income	$4,407,714	$4,003,713

Net income per share:
Basic - as reported	$0.27	$0.72
Basic - pro forma	$0.26	$0.24

Diluted - as reported	$0.24	$0.64
Diluted - pro forma	$0.23	$0.21

        There were no options granted during the nine months ended September 30, 2006. On May 11, 2005, we granted 645,000 options that were fully vested as of date of grant to employees and directors with exercise prices equal to fair market value on the date of grant, or $24.63 per share, and expire ten years from the date of grant.

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

Nine months ended September 30, 2005
Risk-free interest rate	3.57%
Expected dividend yield	--
Expected lives	2 years
Expected volatility	86%

The following table summarizes all of our stock option activity since December 31, 2005: 6

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	4,749,965	$0.90 - $26.00	$15.20

Granted	--	--	--
Exercised	(492,378)	0.90 - 26.00	11.50
Canceled	(31,998)	4.50 - 16.53	14.72

Outstanding, September 30, 2006	4,225,589	$0.90 - $26.00	$15.64	7.34	$112,250,323

Exercisable, September 30, 2006	2,815,929	$0.90 - $26.00	$15.24	7.20	$75,921,959

        The total intrinsic value for options exercised during the nine months ended September 30, 2006 and 2005 was $14,600,328 and $15,181,218, respectively.

        The following table summarizes information about stock options outstanding as of September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90-$1.00	250,861	4.89 years	$ 0.97	250,861	$ 0.97
1.51-2.19	62,233	3.62 years	1.97	62,233	1.97
2.68-3.19	145,092	2.72 years	3.18	145,092	3.18
4.08-5.22	189,774	6.78 years	4.95	189,774	4.95
6.22-8.23	38,432	7.01 years	6.58	30,933	6.37
9.93-14.31	36,297	7.51 years	12.10	22,134	12.62
16.00-23.61	2,807,900	7.61 years	16.55	1,419,902	16.56
24.06-26.00	695,000	8.58 years	24.67	695,000	24.67

$0.90-$26.00	4,225,589	7.34 years	$15.64	2,815,929	$ 15.24

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

Note 3 – Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials	$ 4,775,916	$2,485,550
Work in process	1,661,398	1,170,862
Finished goods	3,745,737	3,096,698

Total	$10,183,051	$6,753,110

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over their estimated useful lives. Property and equipment consisted of the following:

	September 30, 2006	December 31, 2005	Estimated useful life
Machinery and equipment	$ 1,735,668	$ 1,536,879	3-8 years
Furniture and fixtures	2,342,905	2,146,247	5 years
Leasehold improvements	353,180	293,555	Shorter of estimated useful life or term of lease

	4,431,753	3,976,681
Accumulated depreciation	(3,412,578)	(3,067,005)

Total	$ 1,019,175	$ 909,676

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

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the condensed consolidated balance sheets for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warranty accrual, beginning of period	$972,135	$750,159	$874,746	$722,040

Charges to costs and expenses relating to new sales	561,738	339,900	1,542,176	1,024,500
Costs of product warranty claims	(484,050)	(353,777)	(1,367,099)	(1,010,258)

Warranty accrual, end of period	$1,049,823	$736,282	$1,049,823	$736,282

Note 6 – Geographic information

        Product revenue from international sources was $6.8 million and $5.0 million for the three months ended September 30, 2006 and 2005, respectively, and $15.3 million and $14.8 million for the nine months ended September 30, 2006 and 2005. The following table represents the percentage of product revenue by geographic region from customers for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	71.5%	69.9%	76.7%	68.4%
Canada	11.2%	8.1%	8.0%	8.0%
Japan	3.8%	8.0%	2.4%	8.0%
Asia / Pacific Rim / Middle East	5.9%	5.3%	4.4%	4.4%
Europe	5.6%	5.7%	5.2%	6.1%
Australia	1.0%	1.4%	1.2%	3.1%
South and Central America	1.0%	1.6%	2.1%	2.0%

Total	100.0%	100.0%	100.0%	100.0%

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

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average number of
shares outstanding	17,642,215	16,942,280	17,438,247	16,815,519
Potential common shares pursuant to
stock options and warrants	2,602,199	2,172,891	2,671,688	2,228,487

Diluted weighted average number of
shares outstanding	20,244,414	19,115,171	20,109,935	19,044,006

        Diluted weighted average shares outstanding do not include options and warrants outstanding to purchase 50,000 common equivalent shares for the nine months ended September 30, 2005, as their effect would have been antidilutive.

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

Note 9 – Development and License Agreement with Gillette

        Effective as of February 14, 2003, we entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light based hair removal device for women. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the agreement with Gillette and both parties decided to move onto the next phase. Accompanying this decision, we amended the original agreement with Gillette, whereby, Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

        On September 29, 2006, in response to a first decision point in the Agreement, Gillette decided to continue with the project. Consequently, after over-the-counter clearance is obtained from the United States Food and Drug Administration for the device, Gillette will be obligated to make a development completion payment to us of $2.5 million.

        After Gillette makes the development completion payment to us of $2.5 million, Gillette will conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette will then decide at a second decision point whether or not to continue with the project. Upon deciding to continue, Gillette will be obligated to make a development completion payment to us of $10 million. If Gillette decides not to continue to commercialize the device, we may proceed to commercialize the device on our own or with a different party.

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

        For the three months ended September 30, 2006 and 2005, we recognized $50,000 and $700,000 of funded product development revenues from Gillette, respectively. For the nine months ended September 30, 2006 and 2005, we recognized $900,000 and approximately $2.1 million of funded product development revenues from Gillette, respectively.

Note 10 – Joint Development and License Agreement with Johnson & Johnson Consumer Companies, a Johnson & Johnson company

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company, to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. Under the agreement Johnson & Johnson funds our research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, Johnson & Johnson will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Upon Johnson & Johnson deciding to continue, Johnson & Johnson will be obligated to fund the development of the selected devices. If Johnson & Johnson decides not to continue, we may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on our own or with a different party.

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

        For the three months ended September 30, 2006 and 2005, we recognized $340,000 and $375,000 of funded product development revenues from Johnson & Johnson, respectively. For the nine months ended September 30, 2006 and 2005, we recognized $1.1 million of funded product development revenues from Johnson & Johnson for each period. As of September 30, 2006, $340,000 of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

Note 11 – Research contract with the United States Department of the Army

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, we announced that we had been awarded additional funding of $888,000 for a total of $3.4 million and a twelve month extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. This revenue is included in funded product development revenue in the accompanying statements of income. Our revenue from the contract is subject to government audit. We are unaware of any specific adjustments or open items that could result from any such audit.

        For the three months ended September 30, 2006 and 2005, we recognized approximately $318,000 and $266,000 of funded product development revenues under this agreement, respectively. For the nine months ended September 30, 2006 and 2005, we recognized approximately $1.0 million and $795,000 of funded product development revenues under this agreement, respectively.

Note 12 – Settlement of Lumenis Litigation

        On June 22, 2004, we announced that we had reached a settlement with Lumenis Ltd. resolving our on-going litigation concerning both patent infringement and contractual matters. Pursuant to the settlement, the parties dismissed with prejudice both the federal action in the Northern District of California as well as the state court action in Massachusetts. Palomar and Lumenis executed a Settlement Agreement and a Patent License Agreement. Under the Patent License Agreement, Palomar granted Lumenis a non-exclusive, royalty bearing license to the Anderson Patents (U.S. Patent Nos. 5,595,568 & 5,735,844) in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company.

        Under the terms of the Settlement Agreement and Patent License Agreement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay us a 5% royalty on sales of the LightSheer and other professional laser hair removal devices and modules.

        In addition, Lumenis granted us a paid up license to a variety of Lumenis' patents for our light based devices. We granted Lumenis a paid up license to the Anderson Patents for Lumenis' lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

        For the three and nine months ended September 30, 2006, Lumenis made payments of approximately $426,000 and $1.3 million, respectively, relating to the 5% royalty. For the three and nine months ended September 30, 2005, Lumenis made payments of approximately $519,000 and $1.7 million, respectively, relating to the 5% royalty and $537,500 and $1.6 million, respectively, for back-owed royalties recorded as royalty revenue.

        For more information, please see the Settlement Agreement and the Patent License Agreement filed as Exhibits 99.1 and 99.2 to a Current Report on Form 8-K filed June 22, 2004.

Note 13 – Settlement of Cutera Litigation

         On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a License Agreement. Under the License Agreement, Palomar granted Cutera a non-exclusive, royalty bearing license to the Anderson Patents (U.S. Patent Nos. 5,595,568 & 5,735,844) in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Cutera admitted that their products infringe the Anderson Patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us $22 million as an estimated payment for royalties of 8.5% due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due to us are subject to audit by an independent accounting firm which is scheduled to be completed by the end of the fourth quarter. Following the audit, the amounts owed may be higher or lower than the estimated $19.6 million. Under our license agreement with the General Hospital Corporation, we pay to the General Hospital Corporation 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and six months ended June 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Beginning April 1, 2006, Cutera will pay us a 7.5% royalty on future sales of its existing and any new light-based hair removal systems later developed.

        For the three and nine months ended September 30, 2006, we recognized $943,000 and $14.6 million of royalty revenues from Cutera, respectively. As of September 30, 2006, $1.5 million has been recorded as deferred revenue to be applied against future amounts owed.

        For more information, please see the Settlement Agreement, the License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to a Current Report on Form 8-K filed June 5, 2006.

Note 14 – Laserscope Agreement

        As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, there was an increase in the third quarter royalty revenue of $2.2 million for back-owed royalties, cost of royalty revenue of $864,000 and net income of $1.2 million.

        On October 18, 2006, we entered into a new license agreement with Laserscope and terminated the prior license agreement. Under the new license agreement, Laserscope will pay Palomar a 7.5% royalty on sales of its current light-based hair removal products, including the Lyra and Gemini Laser Systems and the Solix IPL System, as well as on sales of new light-based hair removal systems developed in the future.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to a Current Report on Form 8-K filed October 26, 2006.

Note 15 – Income Taxes

        Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 4.4% and 2.0%, respectively.  The primary components of this provision, in both 2006 and 2005, were minimum federal and state taxes.  However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options.  We have fully reserved our otherwise recognizable deferred tax asset which is principally comprised of net operating loss carryforwards, as its realization is uncertain.

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

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2005 There have been no material changes to our critical accounting policies as of September 30 , 2006 except as noted below:

        Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). With the adoption of SFAS 123(R), we have added “Share-Based Compensation” as a critical accounting policy.

Share-Based Compensation

        Among its provisions, SFAS 123(R) requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. The compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures at the date of grant based on our historical experience and future expectations.

         We use the Black-Scholes-Merton option-valuation model to value stock options, which requires the input of subjective assumptions. These assumptions include the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our stock price, risk-free interest rate, the expected dividend yield and stock price. The expected term of the options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on a combination of historical volatility of our stock price and other factors.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing FIN 48 and believe the adoption of FIN 48 will not have a material impact on our financial condition, results of operations or liquidity

Overview

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

        Our total revenues for the quarter ended September 30, 2006 were $28 million, up from $19.3 million in the third quarter of 2005, including back-owed royalties as described below. Product revenues increased to $23.7 million from $16.7 million and gross profit from product revenues increased to $16.6 million or 70 percent, up from $11.5 million or 69 percent in the year-earlier quarter. We reported net income of $8.4 million, or $0.41 per diluted share, for the third quarter of this year, versus net income of $4.6 million, or $0.24 per diluted share, for the third quarter of last year.

        We strengthened our balance sheet since the end of last year including increasing our cash, cash equivalents and available-for-sale investments by 65% and increasing stockholders’ equity by 74%. Our current ratio is 5.4x, up from 4.5x at the end of 2005, and we have no debt.

        As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, there was an increase in our third quarter royalty revenue of $2.2 million, cost of royalty revenue of $864,000 and net income of $1.2 million. On October 18, 2006, we entered into a new license agreement with Laserscope and terminated the prior license agreement. Under the new license agreement, Laserscope will pay us a 7.5% royalty on sales of its current light-based hair removal products, including the Lyra and Gemini Laser Systems and the Solis IPL System, as well as on sales of new light-based hair removal systems developed in the future.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2006		2005		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$23,672	84%	$16,726	87%	$6,946	42%
Royalty revenues	3,642	13%	1,212	6%	2,430	200%
Funded product development revenues	708	3%	1,341	7%	(633)	-47%

Total revenues	28,022	100%	19,279	100%	8,743	45%

Cost and expenses
Cost of product revenues	7,036	25%	5,220	27%	1,816	35%
Cost of royalty revenues	1,457	5%	485	3%	972	200%
Research & development	3,538	13%	3,162	16%	376	12%
Selling & marketing	5,822	21%	4,335	22%	1,487	34%
General & administrative	2,362	8%	1,713	9%	649	38%

Total cost & expenses	20,215	72%	14,915	77%	5,300	36%

Income from operations	7,807	28%	4,364	23%	3,443	79%
Interest income	1,032	4%	315	2%	717	228%

Income before income taxes	8,839	32%	4,679	24%	4,160	89%
Provision for income taxes	471	2%	91	0%	380	418%

Net income	$8,368	30%	$4,588	24%	$3,780	82%

15
	Nine Months Ended September 30,
	2006		2005		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$65,679	75%	$46,790	86%	$18,889	40%
Royalty revenues	18,439	21%	3,724	7%	14,715	395%
Funded product development revenues	3,015	3%	4,033	7%	(1,018)	-25%

Total revenues	87,133	100%	54,547	100%	32,586	60%

Cost and expenses
Cost of product revenues	18,690	21%	14,977	27%	3,713	25%
Cost of royalty revenues	7,376	8%	1,490	3%	5,886	395%
Research & development	11,021	13%	9,219	17%	1,802	20%
Selling & marketing	17,043	20%	12,512	23%	4,531	36%
General & administrative	3,046	3%	4,733	9%	(1,687)	-36%

Total cost & expenses	57,176	66%	42,931	79%	14,245	33%

Income from operations	29,957	34%	11,616	21%	18,341	158%
Interest income	3,476	4%	741	1%	2,735	369%

Income before income taxes	33,433	38%	12,357	23%	21,076	171%
Provision for income taxes	1,454	2%	244	0%	1,210	496%

Net income	$31,979	37%	$12,113	22%	$19,866	164%

        Product revenues. Sales of the StarLux Pulsed Light and Laser System coupled with its additional handpieces were the leading contributor to our increase in product revenues for the three and nine months ended September 30, 2006 in comparison to the same periods in 2005. Favorably impacting product revenues for the three months ended September 30, 2006, was an increase of 45% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux and additional handpieces as well as an increase of 55% in customer service revenue. Offsetting these increases was a reduction in sales of 73% relating to the Q-Yag 5 product line in comparison to the same period in 2005. For the nine months ended September 30, 2006, favorably impacting product revenues was an increase of 43% in sales related to the “Lux” family of products, a 54% increase in sales relating to customer service offset by a decrease of 32% from sales related to the Q-Yag 5 product line in comparison to the same period in 2005.

        Product revenue for the three and nine months ended September 30, 2006 comprised of 83% and 85%, respectively, to North American customers where we sell through a direct sales force and 17% and 15%, respectively, outside of North America where we sell through distributors. In comparison to the same three and nine month periods in 2005, product revenue consisted of 78% and 76%, respectively, to North American customers, and 22% and 24%, respectively, outside of North America.

        Royalty revenues. Royalty revenues increased for the three and nine months ended September 30, 2006, in comparison to the same periods in 2005. These increases are attributed to the settlement of our patent infringement lawsuits against Cutera and a royalty audit of Laserscope providing back-owed royalties from Laserscope’s product sales from January 1, 2001 through June 30, 2006, offset by Lumenis making its final installment for back-owed royalties during the fourth quarter in 2005.

        On October 18, 2006, we entered into a new license agreement with Laserscope and terminated the prior license agreement. Under the new license agreement, Laserscope will pay us a 7.5% royalty on sales of its current light-based hair removal products, including the Lyra and Gemini Laser Systems and the Solix IPL System, as well as on sales of new light-based hair removal systems developed in the future. During the three and nine months ended September 30, 2006, we recognized $2.2 million of back-owed royalties from Laserscope’s product sales from January 1, 2001 through June 30, 2006.

        On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. Cutera admitted that their products infringe the Anderson Patents (U.S. Patent No.s 5,595,568 & 5,735,844) and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us $22 million as an estimated payment for royalties of 8.5% due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due to us are subject to audit by an independent accounting firm which is scheduled to be completed by the end of the fourth quarter. Following the audit, the amounts owed may be higher or lower than the estimated $19.6 million. Beginning April 1, 2006, Cutera will pay us a 7.5% royalty on future sales of its existing and any new light-based hair removal systems later developed. During the quarter ended June 30, 2006, we recognized approximately $13.6 million of back-owed royalties from Cutera’s initial product sales in 2000 through March 31, 2006 and during the quarter ended September 30, 2006, we recognized $943,000 relating to royalties owed from Cutera for product sales from April 1, 2006 through June 30, 2006. As of September 30, 2006, $1.5 million has been recorded as deferred revenue to be applied against future amounts owed.

        Funded product development revenues. Funded product development revenue is generated from the development agreements with Gillette, Johnson & Johnson Consumer Companies, Inc. and the United States Department of the Army. For both Gillette and Johnson & Johnson, we have received payments quarterly in accordance with the work plans that were developed with both Gillette and Johnson & Johnson. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        Funded product development revenue from Gillette decreased due to completion of the original work plan during both the three and nine months September 30, 2006 in comparison to the same periods in 2005. For the three months ended September 30, 2006 and 2005, we recognized $50,000 and $700,000 of funded product development revenues from Gillette, respectively. For the nine months ended September 30, 2006 and 2005, we recognized $900,000 and approximately $2.1 million of funded product development revenues from Gillette, respectively. The efforts and the funding under the original work plan were completed during the third quarter and on September 29, 2006, in response to a first decision point in the Agreement, Gillette decided to continue with the project. Consequently, after over-the-counter clearance is obtained from the United States Food and Drug Administration for the device, Gillette will be obligated to make a development completion payment to us of $2.5 million.

        Funded product development revenue from Johnson & Johnson decreased slightly during both the three and nine months September 30, 2006 in comparison to the same periods in 2005. For the three months ended September 30, 2006 and 2005, we recognized $340,000 and $375,000 of funded product development revenues from Johnson & Johnson, respectively. For the nine months ended September 30, 2006 and 2005, we recognized $1.1 million of funded product development revenues from Johnson & Johnson for each period. As of September 30, 2006, $340,000 of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three months ended September 30, 2006 and 2005, we recognized approximately $318,000 and $266,000 of funded product development revenues under this agreement, respectively. For the nine months ended September 30, 2006 and 2005, we recognized approximately $1.0 million and $795,000 of funded product development revenues under this agreement, respectively.

         Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of total revenue. The decrease as a percentage of total revenue for the three months ended September 30, 2006 as compared to the same period in 2005 was attributed to a shift in product mix to the higher priced StarLux Pulsed Light and Laser System, additional handpieces and a shift in product sales to North America offset by the write-off of certain customer service loaner inventory.

        The decrease as a percentage of total revenue for the nine months ended September 30, 2006 as compared to the same period in 2005 was attributed to a shift in product mix to the higher priced StarLux Pulsed Light and Laser System, additional handpieces and a shift in product sales to North America and a net decrease in product royalties owed to the General Hospital Corporation as a result of an amendment to our license agreement and the write-off of certain customer service loaner inventory. During the quarter ended March 31, 2006, we recorded a net decrease of $617,000 in cost of product revenues as a result of a non-recurring adjustment made to product royalties offset by the write-off of certain customer service loaner inventory.

        Increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead costs are fixed in nature and are spread over higher sales volumes.

        Cost of royalty revenues. The cost of royalty revenues increased for the three and nine months ended September 30, 2006, in comparison to the same periods in 2005. These increases are attributed to the settlement of our patent infringement lawsuits against Cutera and a royalty audit of Laserscope providing back-owed royalties from Laserscope’s product sales from January 1, 2001 through June 30, 2006, offset by Lumenis making its final installment for back-owed royalties during the fourth quarter in 2005. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2005.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to our continued commitment to introducing new technology and enhancing our current family of products.

        For both the three and nine months ended September 30, 2006 expenses relating to the Gillette agreement decreased as compared to the same periods in 2005. These decreases are attributed to the reduction of research and development expenses associated with the end of the work plan established with Gillette.

        Expenses relating to the Johnson & Johnson agreement decreased during the three months ended September 30, 2006 by $65,000 and increased during the nine months ended September 30, 2006 by $120,000 as compared to the same periods in 2005.

        For the three and nine months ended September 30, 2006, expenses relating to the United States Department of the Army increased by approximately $48,000 and $213,000, respectively, in comparison to the same periods in 2005.

        For the three and nine months ended September 30, 2006, legal expenses relating to the prosecution of new patents decreased by approximately $88,000 and $564,000, respectively, in comparison to the same periods in 2005.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products and research and development overhead increased by approximately $1.1 million and $3.2 million, respectively, for the three and nine months ended September 30, 2006 in comparison to the same periods in 2005.

        Selling and marketing expense. For the quarter ended September 30, 2006, selling and marketing increased by $265,000 from payroll and payroll related expenses, $439,000 related to tradeshow expenses and other costs, $160,000 related to the write-off of certain demo inventory and $623,000 related to commission expense in comparison to the same period in 2005. For the nine months ended September 30, 2006, selling and marketing expenses increased by $1.2 million from payroll and payroll related expenses, approximately $1.8 million related to tradeshow expenses and other costs and by approximately $1.4 million relating to commission expense in comparison to the same period in 2005. These increases directly correlate with our increased revenues and costs associated with our expansion of our North American sales force and product lines.

        General and administrative expense. For the three months ended September 30, 2006, general and administrative expenses increased by $653,000 from payroll and payroll related expenses, $245,000 from legal and patent litigation expenses offset by a decrease of $249,000 in other over-head expenses as compared to the same period in 2005. For the nine months ended September 30, 2006, general and administrative expense increased by $2.1 million from payroll and payroll related expenses offset by a decrease of $787,000 in other over-head expenses and a decrease of $3.0 million from legal and patent litigation expenses. These decreases during the nine months ended September 30, 2006, are mainly attributed to the settlement of our patent infringement lawsuits against Cutera where Cutera reimbursed us approximately $3.8 million (net of payments owed to the General Hospital Corporation) for legal expenses incurred during the patent infringement lawsuits.

        Interest income. Interest income increased for both the three and nine months ended September 30, 2006 due to the increase in cash balances and the settlement of our patent infringement lawsuits against Cutera where Cutera paid us approximately $1.2 million (net of what was paid to the General Hospital Corporation) in interest in comparison to the same periods in 2005.

        Provision for income taxes.  Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 4.4% and 2.0%, respectively.  The primary components of this provision, in both 2006 and 2005, were minimum federal and state taxes.  However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options.  We have fully reserved our otherwise recognizable deferred tax asset which is principally comprised of net operating loss carryforwards, as its realization is uncertain.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000‘s omitted):

	Nine months ended, September 30,		Change
	2006	2005	$	%
Operating cash flows	$26,297	$11,657	$14,640	126%
Investing cash flows	(20,458)	(12,602)	(7,856)	(62%)
Financing cash flows	6,018	3,078	2,940	96%
Capital expenditures	$455	$229	$226	99%

Additionally, our cash, cash equivalents, available-for-sale investments, accounts receivable, inventories and working capital are shown below for the periods indicated.

	September 30,	December 31,	Change
	2006	2005	$	%
Cash and cash equivalents	$22,393	$10,536	$11,857	113%
Available-for-sale investments, at
market value	58,760	38,758	20,002	52%
Accounts receivable, net	15,197	8,686	6,511	75%
Inventories	10,183	6,753	3,430	51%
Working capital	89,169	50,845	38,324	75%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of September 30, 2006, we had no borrowings or debt.

        Operating cash flows for the nine months ended September 30, 2006, increased compared to the same period in 2005. This increase in operating cash flows reflects an increase in net profit, an increase in deferred revenue as a result of the Cutera settlement offset by an increase in working capital requirements. Cash used in investing activities decreased for the nine months ended September 30, 2006, compared to the same period in 2005. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities increased for the nine month period ended September 30, 2006, compared to the same period in 2005. This increase was primarily due to an increase in exercises of stock options.

        We anticipate that capital expenditures for the remainder of 2006 will total approximately $300,000, consisting primarily of machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

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

        The following table summarizes our estimated contractual cash obligations as of September 30, 2006, excluding amounts due Massachusetts General Hospital, royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

	Payments due by period
	Total	Less than 1 year	1 -3 Years	4 - 5 Years	After 5 Years
Operating lease	$ 3,399	$1,165	$2,234	$--	$--
Purchase commitments	7,058	7,058	--	--	--

Total contractual cash obligations	$10,457	$8,223	$2,234	$--	$--

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

21
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

22
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

        On August 10, 2006, Candela Corporation commenced an action for patent infringement in the United States District Court for the District of Massachusetts against us, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela is no longer accusing the StarLux System with LuxG handpiece of infringement. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counter claim of inequitable conduct. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States.

        Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

        Litigation with Candela is expected to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuit, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business.

We may not be able to successfully collect licensing royalties.

         In past years and following the settlements with Lumenis and Cutera, material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital. If we are unable to collect our licensing royalties, our revenues will decline.

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

         On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based hair removal device for women. On June 28, 2004, we announced that we have completed the initial phase of our agreement with Gillette and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. On September 29, 2006, we announced that we have completed the development phase of our agreement with Gillette and that both parties would move into the next phase.

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

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the Department of the Army to develop a light based self-treatment device for PFB. This represents a unique opportunity to address PFB.  On October 25, 2005, we announced that we received additional funding of $888,000 and a twelve month extension of this contract.  On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension. We believe we can complete the project within the extension. However, there can be no assurance that we will be able to complete the project within that time period which may impact our ability to receive future government contracts.  Under the agreement, significant resources and the attention of key technical personnel and management will be directed to the development of such a device even though such device will not likely be ready for military use for several years, if ever.

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

        Beginning with our annual report for our fiscal year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 required us to include a report by our management on our internal controls over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent auditors have issued an attestation report on management’s assessment of such internal controls.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

         On February 15, 2002 and April 7, 2005, we commenced actions for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The Massachusetts General Hospital in Boston, Massachusetts was added as a plaintiff in these lawsuits. In the first suit, Cutera’s CoolGlide Laser Systems, including the CoolGlide CV, Excel, Vantage and Xeo, were accused of infringing U.S. Patent No. 5,735,844. In the second lawsuit, Cutera's Lamp Systems, including the CoolGlide Xeo and Solera Opus platforms using the PW770 handpiece, were accused of infringing both the 5,735,844 Patent as well as U.S. Patent No. 5,595,568 (the "Anderson Patents"). We have an exclusive license to these patents from the General Hospital Corporation.

         On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to the Anderson Patents (U.S. Patent Nos. 5,595,568 & 5,735,844) in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Cutera admitted that their products infringe the Anderson Patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us an estimated payment for royalties of 8.5% due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. The final amounts due to us are subject to audit by an independent accounting firm which is scheduled to be completed by the end of the fourth quarter. Following the audit, the amounts owed may be higher or lower than the estimated amount. Starting on April 1, 2006, Cutera began paying us a 7.5% royalty on sales of its existing light-based hair removal systems, and Cutera will pay us a 7.5% royalty on sales of its later developed light-based hair removal systems.

         For more information, please see the Settlement Agreement, the License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to a Current Report on Form 8-K filed June 5, 2006.

        On July 7, 2006, we commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Alma Lasers, Inc. seeking both monetary damages and injunctive relief. The complaint alleges Alma’s Harmony, Soprano and Sonata Systems which use pulsed light and laser technology for hair removal willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to Palomar by the Massachusetts General Hospital. On July 27, 2006, we filed an amended complaint including an additional claim against Alma for unfair competition due to infringement by Alma’s Harmony System of the distinctive trade dress of our products, including the unique, distinctive, and immediately recognizable design of our Palomar EsteLux, MediLux and StarLux Systems (“Palomar’s Trade Dress”). We are seeking both monetary and injunctive relief on the new claim. Alma answered the complaint denying that its products infringe valid claims of the asserted patents and Palomar’s Trade Dress and filing a counterclaim seeking a declaratory judgment that the asserted patents are invalid and not infringed. Palomar filed a reply denying the material allegations of the counterclaims.

        On August 9, 2006, we commenced an action for patent infringement in the United States District Court for the District of Massachusetts against Candela Corporation, seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to Palomar by the Massachusetts General Hospital.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement in the United States District Court for the District of Massachusetts against us, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela is no longer accusing the StarLux System with LuxG handpiece of infringement. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counter claim of inequitable conduct. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities.

      None.

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

      None.

Item 5. Other information

      None.

Item 6. Exhibits

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

Palomar Medical Technologies, Inc. (Registrant)

Date: November 3, 2006	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: November 3, 2006	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

35