Form 10-K
period 2006-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2007-03-08
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

82 Cambridge Street, Burlington, Massachusetts 01803 Registrant's telephone number, including area code: (781) 993-2300 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ -Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2006 was $564,598,698. The number of shares outstanding of the registrant's common stock as of the close of business on February 28, 2007 was 18,160,270.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement to be filed prior to April 30, 2007, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Introduction

        We are a leading researcher and developer of innovative aesthetic light based systems for hair removal and other cosmetic procedures. For over a decade, we have been on the forefront of technology breakthroughs. A historical list of advancements by us includes:

o	1996 we introduced the first high powered laser hair removal system
o	1997 we obtained FDA clearance for the first high powered laser hair removal system
o	1997 we were first to obtain FDA clearance for high power diode laser system
o	1998 we were the first to obtain FDA clearance for permanent hair reduction
o	1999 we were first to obtain FDA clearance for sub-zero cooled laser system
o	2000 we were first to obtain FDA clearance for a super long pulse laser system
o	2001 we introduced the cost effective and upgradeable Lux Platform
o	2001 we introduced the Q-Yag5™ system for tattoo and pigmented lesion removal
o	2003 we signed a Development and License Agreement with The Gillette Company to complete development and commercialize a patented home-use, light based hair removal device for women
o	2004 we introduced the StarLux®Pulsed Light and Laser system which incorporates a single power supply system capable of operating both lasers and lamps
o	2004 we were awarded a research contract by the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae
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

o	2005 we began shipping the Lux 1064™ handpiece for use with the StarLux System for removal of leg veins and other conditions
o	2005 we began shipping the Lux IR™ Fractional Infrared handpiece for use with the StarLux System for deep heating for pain relief and in 2006 we received FDA clearance for soft tissue coagulation
o

2006 we were awarded additional funding and a five month extension for our research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae

o	2006 we began shipping the Lux1540™ Fractional Laser handpiece for use with the StarLux System for soft tissue coagulation and we are seeking FDA clearance for skin resurfacing
o	2006 we received a 510(k) over-the-counter (OTC) clearance from the FDA for a new, patented, home use, light-based hair removal device
o	2007 we introduced the StarLux®500 Laser and Pulsed Light System featuring 70% more power and increased functionality and speed of treatment
o	2007 we introduced four new handpieces including:

o	Lux1540-Z™ Fractional Laser handpiece allowing control of micro-beam density and focal depth as well as spot size
o	LuxDeepIR™ Fractional handpiece, the second generation of the LuxIR™ Fractional handpiece, including advanced cooling, contact sensors and longer pulse duration
o	LuxW™ Pulsed Light handpiece optimized for treatment of very light pigmented lesions, and
o	LuxYs™ Pulsed Light handpiece for permanent reduction of lighter, finer hair

o	2007 we expanded our Development and License Agreement with Gillette to allow for the development of an additional home-use, light based hair removal device for women

1

We are continuously researching, developing and testing new and exciting innovations for a variety of cosmetic applications, such as:
o	skin rejuvenation, including tone and texture
o	skin tightening, including laxity and lifting
o	pigmented lesion removal, such as sun and age spots, freckles and melasma
o	vascular lesion removal, such as spider veins, cherry angiomas and rosacea
o	leg vein removal
o	acne treatment
o	scars, including acne scars, stretch marks and warts
o	fat reduction, including cellulite

        We were organized in 1987 to design, manufacture, market and sell lasers and other light based products and related disposable items and accessories for use in medical and cosmetic procedures. In December 1992, we filed our initial public offering. Subsequently, we pursued an acquisition program, acquiring companies in our core laser business as well as others, principally in the electronics industry, in order to spread risk and bolster operating assets. By the beginning of 1997, we had more than a dozen subsidiaries. At the same time, having obtained FDA clearance to market our EpiLaser® ruby laser hair removal system in March 1997, we were well positioned to focus on what we believed was the most promising product in our core laser business. Hence, under the direction of a new board and management team, we undertook a program in 1997, which was completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses which we believed held the greatest promise for maximizing stockholder value. Our exclusive focus then became the use of lasers and other light based products in dermatology and cosmetic procedures.

        In December 1997 and January 1998, respectively, we became the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer™ diode laser system manufactured by Star Medical Technologies, Inc., one of our former subsidiaries. The LightSheer was the first generation of high-powered diode lasers designed for hair removal, and like our EpiLaser and other prior hair removal products, the LightSheer incorporated technology protected by patents licensed exclusively to us from the General Hospital Corporation doing business as Massachusetts General Hospital.

        On December 7, 1998, we entered into an Agreement with Coherent, Inc. (Coherent Medical Group, a former subsidiary of Coherent, was subsequently sold to ESC Medical, now known as Lumenis, Inc. and hereinafter referred to as “Lumenis”) to sell all of the issued and outstanding common stock of our subsidiary, Star Medical Technologies, Inc. We completed the sale of Star Medical Technologies, Inc. to Lumenis on April 27, 1999.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light based hair removal device for women. We believe that this device will be protected by multiple patents within our patent portfolio. On June 28, 2004, we announced with Gillette that we completed the initial phase of our agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. In September 2006, we announced that Gillette had made the decision to move into the next phase of our agreement. On December 8, 2006, we became the first company to receive a 510(k) over-the-counter (OTC) clearance from the FDA for a new, patented, home use, light-based hair removal device. OTC clearance allows the product to be marketed and sold directly to consumers without a prescription. Under our agreement, Gillette paid us $2.5 million following our receipt of the OTC clearance. In February 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light-based hair removal device for home use, and we also announced that we had executed an Amended and Restated Joint Development Agreement to incorporate other prior amendments and several new amendments to allow for more open collaboration through commercialization.

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae, or PFB, commonly known as “razor bumps.” On October 25, 2005, we announced that we were awarded additional funding of $888,000 for a total of $3.4 million and a twelve month contract extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007.

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

         We have one operating subsidiary, Palomar Medical Products, Inc. located at our headquarters in Burlington, Massachusetts, which oversees the manufacture and sale of our lamp and laser based systems currently on the market. In addition, we are in the process of forming Palomar Medical Technologies BV located in Amsterdam, The Netherlands, which will market and distribute in Europe and the Middle East as well as provide certain services of our products for those areas.

Market for Aesthetic Procedures

        The market for light-based aesthetic procedures has seen significant growth over the past decade, particularly in the last several years. Many factors are likely responsible for this growth including the aging population of the United States and other industrialized nations along with a desire to look and feel younger and a rising discretionary income with which to pay for such procedures. Consumers often undergo aesthetic procedures to improve their self-image and self-esteem, or to appear competitive in an ever-younger workforce. Another important factor is the sophistication of the equipment for light-based aesthetic procedures. Technological advancements made to the equipment have improved safety, ease of use, efficacy, and cost which has in turn grown our customer base. Our traditional customers have been plastic surgeons and dermatologists. However, increased consumer demand and technological advancements as well as managed care and reimbursement restrictions in the United States and similar constraints outside the United States, have motivated non-traditional customers such as general practitioners, gynecologists, surgeons, and others to offer aesthetic procedures. Such procedures have the advantage of being provided on a fee-for-service basis. In addition, technological advances have reduced both treatment and recovery times and made a broader variety of treatments for different cosmetic issues possible, further increasing consumer demand.

Business Strategy

        With our unique focus on both the professional and consumer markets, we believe we are positioned to capitalize on the ever expanding market for improving personal appearance. Our strategy is three-fold: growth of our professional business, driving our technology into the mass consumer markets, and executing our intellectual property enforcement strategy.

Growth of Professional Business.

Innovative Products. We grow our professional business by investing significant resources in research and development to allow us to continually introduce innovative, patented products. For example, in the second half of 2006, we began shipping the Lux 1540 fractional laser handpiece, and in March 2007, we began shipping the new StarLux 500 Laser and Pulsed Light System. We have led the industry in offering platforms that allow practitioners to grow their practice by adding handpieces for additional applications and by moving to higher power, more sophisticated systems. This strategy has been favorably received through the years by our customers allowing us to leverage our installed base.

Expanding Practitioner Base. We believe that our professional business has further growth potential through non-traditional practitioners. In addition to our traditional base of plastic surgeons and dermatologists, we intend to continue to market and sell to other practitioners including general and family practitioners, gynecologists, surgeons, physicians offering cosmetic treatments in medi-spa facilities and others.

Increasing International Presence. We are expanding our international presence which we believe will be a significant opportunity for us. We are in the process of opening an office in Amsterdam, The Netherlands, to oversee our marketing and distribution efforts in Europe and the Middle East and provide certain service for our products in these areas.

Driving Our Technology into Consumer Market. We direct significant resources toward driving our technology into the mass consumer markets, including with both The Gillette Company and Johnson & Johnson Consumer Companies, Inc.

Intellectual Property Enforcement. We are executing on our intellectual property enforcement strategy. We have a portfolio of patents in a number of areas. In the light-based hair removal area, we tested two patents against Cutera, Inc. in two different lawsuits which were successfully concluded in June 2006. Cutera admitted that their products infringe our patents and that the patents are both valid and enforceable. In addition, Cutera agreed to pay us royalties on past sales, interest on certain monies owed and $4 million to cover our legal costs over the entire litigation period. The total amount received from Cutera was $22 million. Cutera also agreed to pay us royalties on future sales of hair removal products. In October, we announced that Cynosure agreed to take a license to these same hair removal patents, paid us $10 million in back owed royalties, and agreed to pay us royalties on future sales of hair removal products. Two other competitors, Lumenis and Iridex, also pay us royalties on sales of hair removal products. In July and August 2006, we filed suit against Alma Lasers, Inc. and Candela Corporation, respectively, for infringement of these same hair removal patents. We are reviewing various strategies with additional parties, including granting additional licenses and further litigation, if necessary, which would seek money damages as well as injunctions. (For more information, see Item 3 Legal Proceedings.)

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

Principal Products

        We research, develop, manufacture, market, sell and service light based products used to perform procedures addressing medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies that include, but are not limited to:

o	Hair removal
o	Removal of vascular lesions such as rosacea, spider veins, port wine stains and hemangiomas
o	Removal of leg veins
o	Removal of benign pigmented lesions such as age and sun spots, freckles and melasma
o	Tattoo removal
o	Acne treatment
o	Wrinkle removal
o	Pseudofolliculitis Barbae or PFB treatment
o	Treatment of red pigmentation in hypertrophic and keloid scars
o	Treatment of verrucae, skin tags, seborrheic keratosis
o	Skin tightening through soft tissue coagulation
o	Scars, including acne scars, stretch marks and warts
o	Soft tissue coagulation
o	Other skin treatments

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

        Lux Platform.With increasing market acceptance of light based treatments for new applications, we recognized the need for a cost effective platform that could expand with the needs of our customers. In 2001, we announced the first product with the Lux Platform: the EsteLux® Pulsed Light System. In March 2003, we introduced the higher priced MediLux™ Pulsed Light System with the same six handpieces, but also with higher power, faster repetition rate and a new snap-on connector for faster changes between handpieces. In February 2004, we enhanced the upgrade opportunities for our customers with the introduction of the StarLux® Pulsed Light and Laser System with increased power, a computer controlled touch screen, instant handpiece recognition, active contact cooling, and a long pulse Nd:YAG laser handpiece, the Lux1064™. In February 2005, we introduced a new infrared handpiece, the LuxIR™. In June 2006, we introduced and began shipping the Lux1540™ Fractional Laser handpiece. In February 2007, we introduced the StarLux® 500 Pulsed Light and Laser System with 70% more power and increased functionality and speed of treatment as compared to the original StarLux System. Capable of achieving higher peak and average power for greater efficacy with increased contact cooling for added safety and comfort, the StarLux 500 offers customers faster treatment times, more flexibility and improved results. The StarLux 500 will support the same suite of existing StarLux handpieces, as well as four new handpieces, the LuxDeepIR™ handpiece, the Lux1540-Z™ handpiece, the LuxW™ handpiece and the LuxYs™ handpiece.

        The Lux systems offer a suite of applications at less cost than competing systems. Customers can invest in their first Lux system with one handpiece then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux system when ready. The Lux platform enables us to custom tailor products to fit almost any professional medical office or spa location and provide customers with the comfort that the system is able to grow with their practice.

        In addition to being cost effective and upgradeable, the platform includes many technological advances. For example, the platform includes our Smooth Pulse technology, a safe and comfortable treatment that spreads power evenly over the entire pulse of light allowing us to provide optimal wavelengths for faster results in fewer treatments. By contrast, many competitive systems deliver a power spike at the beginning of each pulse which can cause injury at the most effective wavelengths. The Smooth Pulse technology extends the life of the light source. We sell replacement handpieces to existing customers providing a reoccurring revenue stream.

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

        MediLux. In March 2003, we launched the Palomar MediLux™ Pulsed Light System with the six handpieces also available on the EsteLux. The MediLux provides increased power, a faster repetition rate and a snap-on connector making it easier to switch among handpieces and provide treatments tailored to each individual being treated.

        StarLux. In February 2004, we launched the StarLux® Laser and Pulsed Light System, and in June 2004, we began shipping this system. The StarLux has a single power supply capable of operating both lasers and lamps. The StarLux includes increased power, active contact cooling and a full color touch screen for easy operation. Currently, the StarLux operates five of the EsteLux / MediLux handpieces, namely the LuxY, LuxG, LuxR, LuxRs, and LuxV. In addition, the increased power of the StarLux allows for the operation of a long pulse Nd:YAG laser handpiece, the Lux1064™. In January 2005, the Lux1064 laser handpiece received FDA clearance for a variety of applications, including but not limited to removal of pigmented and vascular lesions, including visible leg veins, tattoo and hair removal, removal of red pigmentation in hypertrophic and keloid scars and treatment of PFB. The Lux1064 is a high power laser handpiece featuring Smooth Pulse technology and Active Contact Cooling while also providing multiple spot sizes.

        Our patented Active Contact Cooling technology sends a chilled water supply through the StarLux handpieces, thus cooling the skin before, during, and after treatment. This feature is designed to ensure safety and comfort during treatment. The StarLux’s high-powered treatments deliver long-lasting and even permanent results. The StarLux full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters.

        In 2005, we introduced and began shipping a new infrared handpiece, the LuxIR, for deep tissue heating for relief of muscle and joint pain. In 2006, we received FDA clearance for the LuxIR handpiece for soft tissue coagulation and began marketing the LuxIR for skin tightening through soft tissue coagulation.

        In 2006, we introduced and began shipping the Lux1540™ Fractional Laser handpiece for soft tissue coagulation. In 2007, we received FDA clearance for the Lux1540 for non-ablative skin resurfacing. The Lux1540 delivers light in an array of high precision microbeams which create narrow, deep columns of tissue coagulation that penetrate well below the epidermis and into the dermis, while sparing the tissue surrounding the columns from damage.

         In February 2007, we introduced the Lux1540-Z Fractional Laser handpiece which allows the user to control micro-beam density and focal depth as well as spot size. We also introduced the LuxW™ Pulsed Light handpiece optimized for treatment of very light pigmented lesions and LuxYs™ Pulsed Light handpiece for permanent reduction of lighter, finer hair.

        StarLux 500. In February 2007, we launched the StarLux® 500 Laser and Pulsed Light System, and began shipping in March 2007. The StarLux 500 provides 70% more power and increased functionality and speed of treatment as compared to the original StarLux. The StarLux 500 operates all the handpieces available for the original StarLux System as well as the new LuxDeepIR™ handpiece. The LuxDeepIR Fractional handpiece is an upgrade of the LuxIR™ Fractional handpiece and includes advanced cooling, contact sensors and longer pulse duration for improved safety and efficacy.

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

        Legacy Products. We no longer sell the EpiLaser™ or E2000™ hair removal laser systems, the RD-1200™ Q-switched ruby laser, SLP1000® Diode Laser System or the NeoLux Pulsed Light System. However, we continue to service these systems. The service of the RD-1200 has been contracted out to a third party service provider, and we have the option of contracting out the service of the EpiLaser, E2000 and SLP 1000 systems to this same party.

Global Distribution

         In our international sales and marketing efforts, we employ a global network of strategic distributors and have established distribution relationships throughout Europe, Japan, Australia, South and Central America, the Far East, and the Middle East. As of December 31, 2006, we utilized 44 distributors in 45 countries. Generally, our distributors enter into a one to two year contract which includes an agreement not to sell our competitor’s products. Our sales strategy is to choose the most productive and practical distribution channel within each of our geographic markets.

        To increase our presence in Europe, we are in the process of forming a subsidiary corporation in The Netherlands. We will use this location to coordinate various marketing and distribution activities in Europe and the Middle East as well as provide certain service for our products sold in Europe.

        The following table shows product revenue relating to our international sales activities during each of the last three fiscal years by geographic region:

At December 31,	2006	2005	2004
United States	75%	71%	63%
Japan	3%	7%	10%
Canada	8%	7%	10%
Europe	6%	6%	7%
Australia	1%	3%	3%
Asia / Pacific	5%	4%	6%
South and Central America	2%	2%	1%

Total	100%	100%	100%

Products Under Development

        We are engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other light based products for the removal of unwanted hair, tattoos, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including wrinkles and skin tone and texture as well as other cosmetic applications. We perform our own research and we also fund research at various institutions throughout the world. Product development is performed by scientists and engineers at our headquarters. We direct resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions and tattoos, acne and wrinkle removal, and other products for new markets, such as fat reduction, including the treatment of cellulite.

Production, Sources and Availability of Materials

        Our manufacturing operations are located in Burlington, Massachusetts. We maintain control of and manufacture most key subassemblies in-house. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Each fully assembled system is subjected to a rigorous set of tests prior to shipment to the customer or distributor. We have obtained ISO 13485 2003, CDN MDR, and Council Directive 93/42/EEC approvals. We are registered with the Federal Food and Drug Administration.

        We depend and will depend upon a number of outside suppliers for components used in our manufacturing process. Most of our components and raw materials are available from a number of qualified suppliers. If our suppliers are unable to meet our requirements on a timely basis, production could be interrupted until an alternative source of supply is obtained.

Patents and Licenses

        Our success and ability to compete are dependent on our ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We are presently the exclusive licensee of two United States patents and the non-exclusive licensee of three United States patents as well as corresponding foreign patents and pending applications owned by Massachusetts General Hospital, and we are the joint owner with Massachusetts General Hospital of seven other United States patents as well as corresponding United States pending applications and foreign patents and pending applications. In addition, we are the sole owner of sixteen United States patents as well as corresponding and non-corresponding United States pending applications and foreign patents and pending applications, and have rights to other patents under exclusive and non-exclusive licenses.

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

        Management believes that none of our current products infringe upon valid claims of patents owned by third parties. However, there have been claims made against us and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (See Item 3 Legal Proceedings for more information.)

Backlog

        Generally, we do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

Competition

        The market in which we are engaged is subject to intense competition and rapid technological change. Our competitors include but are not limited to: Candela, Inc., Cutera, Inc., Cynosure, Inc., Syneron, Inc., Lumenis, Inc., Alma, Inc., Iridex, Inc. and other smaller competitors. Some of our competitors have greater financial, marketing, and technical resources than we have. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to that of ours. We expect that there may be further consolidation of companies within the light based industry via acquisitions, partnering arrangements or joint ventures. We compete primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service. To remain competitive, we will be required to continue to develop new products and periodically enhance our existing products.

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

Number of Employees

        As of December 31, 2006, we employed 225 people. We are not subject to any collective bargaining agreements, have not experienced a work stoppage and consider our relations with our employees to be good.

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

Item 1A. Risk Factors

        This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

If we do not continue to develop and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer.

        The aesthetic light based (both lasers and lamps) treatment system industry is subject to continuous technological development and product innovation. If we do not continue to be innovative in the development of new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. We compete in the development, manufacture, marketing, sales and servicing of light based devices with numerous other companies, some of which have substantially greater direct worldwide sales capabilities. Our products also face competition from medical products, prescription drugs and cosmetic procedures, such as electrolysis and waxing.

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
9
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

        To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market, and our failure to do so could adversely affect our ability to sell our products.

        We often seek FDA clearance for additional indications for use. Clinical trials in support of such clearances for additional indications may be costly and time-consuming. In the event that we do not obtain additional FDA clearances, our ability to market products in the United States and revenue derived therefrom may be adversely affected. Medical devices may be marketed only for the indications for which they are approved or cleared, and if we are found to be marketing our products for off-label, or non-approved, uses we might be subject to FDA enforcement action or have other resulting liability.

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

        Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and we must maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.

        The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

o	letters, warning letters, fines, injunctions, consent decrees and civil penalties;
o	repair, replacement, refunds, recall or seizure of our products;
o	operating restrictions or partial suspension or total shutdown of production;
o	refusing or delaying our requests for 510(k) clearance or pre-market approval of new products or new intended uses; and
o	criminal prosecution.

If any of these events were to occur, they could harm our business.

We have modified some of our products and sold them under prior 510(k) clearances. The FDA could retroactively decide the modifications required new 510(k) clearances and require us to cease marketing and/or recall the modified products.

        Any modification to one of our 510(k) cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. We may be required to submit pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or pre-market approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products into the market in a timely manner, which in turn would harm our revenue and operating results. We have modified some of our marketed devices, but we believe that new 510(k) clearances are not required. We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

        Our products may also be subject to state regulations.   Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance. As a result, in some states non-physicians may purchase and operate our products. In most states, it is within a physician’s discretion to determine whom they can supervise in the operation of our products and the level of supervision. However, some states have specific regulations as to appropriate supervision and who may be supervised. A state could disagree with our decision to sell to a particular type of end user or change regulations to prevent sales to particular types of end users or change regulations as to supervision requirements. In several states applicable regulations are in flux.  Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

Because we do not require training for all users of our products, and sell our products to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business.

         Federal regulations allow us to sell our products to or on the order of practitioners licensed by state law. The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. Our products come with an operator’s manual. We and our distributors offer product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

        Our revenues from non-traditional physician customers and spa purchasers of our products continue to increase. We believe, and our growth expectations assume, that we and other companies selling light-based (lasers and lamps) aesthetic treatment systems have only begun to penetrate these markets and that our revenues from selling to these markets will continue to increase. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

If there is not sufficient consumer demand for the procedures performed with our products, practitioner demand for our products could decline, which would adversely affect our operating results.

        Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the client. As a result, the decision to undergo a procedure that utilizes our products may be influenced by a number of factors, including:

o	consumer awareness of procedures and treatments;
o	the cost, safety and effectiveness of the procedure and of alternative treatments;
o	the success of our and our customers' sales and marketing efforts to purchasers of these procedures; and
o	consumer confidence, which may be affected by economic and other conditions.

        If there is not sufficient demand for the procedures performed with our products, practitioner demand for our products would be reduced, which would adversely affect our operating results.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

        We have experienced increased growth in the scope of our operations and the number of our employees. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

         We develop light based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts. A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse affect on inventory and inventory reserves. Any extended interruption in our supplies of third party components could materially harm our business.

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

        In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We generally enter into agreements with our employees and third parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information and define our intellectual property ownership rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, proprietary information and know-how and we may not have adequate remedies for any such breach. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed and the value of our technology and products could be adversely affected.  Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable.  In addition, our trade secrets may otherwise become known or our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which do not infringe our patents.

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

        Candela Corporation has filed two patent infringement lawsuits against us. (See Item 3 Legal Procedings.) Litigation with Candela is expected to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

We may not be able to successfully collect licensing royalties.

         Material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by Massachusetts General Hospital. If we are unable to collect our licensing royalties, our revenues will decline.

Quarterly revenue or operating results could cause the price of our common stock to fall.

         Our quarterly revenue and operating results are difficult to predict and may swing sharply from quarter to quarter.  If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for many reasons, some of which are outside of our control.  For example, many factors are related to market supply and demand, including potential increases in the level and intensity of price competition between our competitors and us, potential decrease in demand for our products and possible delays in market acceptance of our new products.  Other factors are related to our customers and include changes in or extensions of our customers’ budgeting and purchasing cycles and changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors.   Factors related to our operations may also cause quarterly revenue or operating results to fall below expectations, including our effectiveness in our manufacturing process, unsatisfactory performance of our distribution channels, service providers, or customer support organizations, and timing of any acquisitions and related costs.

Managing our relationships with Gillette (now part of The Procter & Gamble Company), the United States Department of the Army, and Johnson & Johnson Consumer Companies, Inc may divert the attention of key technical personnel and management from the core business.   If any of these parties end the relationship our stock price could fall, and we may be unable to bring home use devices to the market.

        We believe that our relationships with Gillette, the United States Department of the Army and Johnson & Johnson Consumer Companies, Inc. represent unique opportunities to bring light based devices to the mass market. Significant resources and the attention of key technical personnel and management have been and may continue to be directed to the development and commercialization of such devices even though such devices will not likely be commercialized for several years, if ever.  In addition, we cannot be sure that these parties will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.  During the terms of the agreements, Gillette and Johnson & Johnson have the ability to choose not to continue and may terminate the agreements.  If Gillette or Johnson & Johnson terminates their agreement with us, the price of our common stock could fall significantly, and we will not receive certain payments.  We may proceed to develop and commercialize the devices on our own or with a third party.  However, there can be no assurance that we will be able to successfully implement such a strategy.  In addition, after commercialization of such devices, Gillette and Johnson & Johnson are to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold.  This could have a material adverse effect on our business, results of operations and financial condition.

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

        As a small company with approximately 225 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.  Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

Product liability suits could be brought against us due to a defective design, material or workmanship or due to misuse of our products. These lawsuits could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.

        If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients or clients. Furthermore, in the event that any of our products prove to be defectively designed and manufactured, we may be required to recall and redesign such products. Misusing our products or failing to adhere to operating guidelines for our products can cause severe burns or other damage to the eyes, skin or other tissue. We are routinely involved in claims related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not be sufficient to cover these claims. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any product losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

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

We may not be able to sustain or increase profitability and we may seek additional financing to grow the business.

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

Our charter documents, Delaware law and our shareholder rights plan may discourage potential takeover attempts.

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

        In April 1999, we adopted a shareholder rights plan or “poison pill.” This is intended to protect shareholders from unfair or coercive takeover practices.

Any acquisitions that we make could disrupt our business and harm our financial condition.

        From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Any acquisition we pursue could diminish our cash available to us for other uses or be dilutive to our stockholders, and could divert management’s time and resources from our core operations.

Our stock price may be volatile.

        Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

o	the success of competitive products or technologies;
o	regulatory developments in the United States and foreign countries;
o	developments or disputes concerning patents or other foreign countries;
o	the recruitment or departure of key personnel;
o	variations in our financial results or those of companies that are perceived to be similar to us;
o	market conditions in our industry and issuance of new or changed securities analyst's reports or recommendations; and
o	general economic, industry and market conditions.

Item 1B. Unresolved Staff Comments

        None

Item 2. Properties

        We lease a facility totaling approximately 55,000 square feet of office, manufacturing and research space in Burlington, Massachusetts. The lease expires in August 2009. We believe that this facility is in good condition and is suitable and adequate for our current operations.

Item 3. Legal Proceedings

        On February 15, 2002 and April 7, 2005, we commenced actions for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The Massachusetts General Hospital in Boston, Massachusetts was added as a plaintiff in these lawsuits. In the first suit, Cutera’s CoolGlide Laser Systems, including the CoolGlide CV, Excel, Vantage and Xeo, were alleged to infringe U.S. Patent No. 5,735,844. In the second lawsuit, Cutera’s Lamp Systems, including the CoolGlide Xeo and Solera Opus platforms using the PW770 handpiece, were alleged to infringe both the 5,735,844 Patent as well as U.S. Patent No. 5,595,568 (the “Anderson Patents”). We have an exclusive license to these patents from the Massachusetts General Hospital.

        On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to the Anderson Patents (U.S. Patent Nos. 5,595,568 & 5,735,844) in the professional field, excluding the consumer field which is exclusively licensed to Gillette. Cutera admitted that their products infringe the Anderson Patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us an estimated payment for royalties due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. The final amounts due to us were subject to an audit by an independent accounting firm which was completed in the fourth quarter of 2006. Starting on April 1, 2006, Cutera began paying us a royalty on sales of its existing light-based hair removal systems, and Cutera will pay us a royalty on sales of its later developed light-based hair removal systems.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to a Current Report on our Form 8-K filed June 5, 2006.

        On July 7, 2006, we commenced an action for patent infringement against Alma Lasers, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Alma’s Harmony, Soprano and Sonata Systems which use pulsed light and laser technology for hair removal willfully infringe the Anderson Patents, which are exclusively licensed to us by the Massachusetts General Hospital. On July 27, 2006, we filed an amended complaint including an additional claim against Alma for unfair competition due to infringement by Alma’s Harmony System of the distinctive trade dress of our products, including the unique, distinctive, and immediately recognizable design of our EsteLux, MediLux and StarLux Systems (“Palomar’s Trade Dress”). We are seeking both monetary and injunctive relief on the new claim. Alma answered the complaint denying that its products infringe valid claims of the asserted patents and our Trade Dress and filing a counterclaim seeking a declaratory judgment that the asserted patents are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. Both this lawsuit and Palomar v Candela (described below) have been transferred to Judge Rya Zobel, the Judge who presided over Palomar v Cutera, Inc. Alma, Palomar and Candela have agreed to a joint Markman Hearing for both lawsuits, currently scheduled for August 2, 2007, and to follow the discovery schedule set in Palomar v. Candela. The current schedule has the parties ready for trial by June 2008 though no trial date has yet been set. We filed an amended complaint on February 22, 2007 to add the Massachusetts General Hospital as a plaintiff and to further allege that Alma’s new Soprano XL system infringes the Anderson Patents.

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. Both this lawsuit and Palomar v Alma (described above) have been transferred to Judge Rya Zobel, the judge who presided over Palomar v Cutera, Inc. Alma, Palomar and Candela have agreed to a joint Markman Hearing for both lawsuits, currently scheduled for August 2, 2007, and to follow the discovery schedule set in this lawsuit. The current schedule has the parties ready for trial by June 2008 though no trial date has yet been set. We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further allege that Candela’s new GentleMAX system willfully infringes U.S. Patent No. 5,735,844 and that Candela’s new Light Station system willfully infringes both U.S. Patent Nos. 5,735,844 and 5,595,568. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007 Palomar filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s new allegations.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counter claim of inequitable conduct. Judge Joseph Tauro has been appointed as the presiding judge. Following a scheduling hearing on January 18, 2007, the Judge set a partial discovery schedule but did not yet set a date for a Markman Hearing. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. All three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, on January 10, 2007, we filed a motion to transfer this lawsuit from Texas to Massachusetts. This motion was denied on February 23, 2007. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement and invalidity. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of equity Securities

        Our common stock is currently traded on the NASDAQ Global Select Market under the symbol PMTI. The following table sets forth the high and low information on NASDAQ for the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

	Fiscal Year 2005
	High	Low
Quarter ended March 31, 2005	$ 30.65	$ 22.50
Quarter ended June 30, 2005	27.91	20.56
Quarter ended September 30, 2005	30.22	22.53
Quarter ended December 31, 2005	39.15	22.54

	Fiscal Year 2006
	High	Low
Quarter ended March 31, 2006	$ 41.60	$ 30.20
Quarter ended June 30, 2006	48.35	30.25
Quarter ended September 30, 2006	50.19	32.67
Quarter ended December 31, 2006	58.10	39.14

        As of February 28, 2007, we had 3,250 holders of record of common stock. This does not include holdings in street or nominee names.

        We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future. We intend to retain substantially all earnings to finance our operations. We may buy back shares of our common stock on the open market from time to time.

Performance Graph

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

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues:
Product revenues	$92,222	$65,824	$45,810	$31,332	$22,549
Royalty revenues	30,481	4,921	4,052	841	2,869
Funded product development revenues	3,841	5,409	4,570	2,600	--

Total revenues	126,544	76,154	54,432	34,773	25,418
Costs and expenses:
Cost of product revenues	26,897	20,952	15,514	13,031	11,200
Cost of royalty revenues	12,192	1,969	1,621	336	1,148
Research and development (1)	14,056	11,339	9,562	6,058	4,359
Selling and marketing (1)	22,467	17,234	11,747	8,312	5,483
General and administrative (1)	7,645	7,906	6,246	4,427	3,370

Total cost and expenses	83,257	59,400	44,690	32,164	25,560

Income (loss) from operations	43,287	16,754	9,742	2,609	(142)

Other income, net	4,719	1,172	36	104	181

Income before income taxes	48,006	17,926	9,778	2,713	39
Provision (benefit) for income taxes	(4,971)	473	(855)	(656)	--

Net Income	$52,977	$17,453	$10,633	$3,369	$39

Net income per common share:
Basic	$3.02	$1.04	$0.68	$0.25	$--

Diluted	$2.62	$0.91	$0.60	$0.21	$--

Weighted average number of common shares outstanding:
Basic	17,519	16,831	15,689	13,399	11,372

Diluted	20,209	19,158	17,720	15,917	11,582

(1) Certain reclassifications have been made to prior year amounts to conform to the 2006 presentation

	For the years ended December 31,
	2006	2005	2004	2003	2002

Consolidated balance sheet data:

Cash and cash equivalents	$36,817	$10,536	$7,509	$7,959	$4,450
Available-for-sale investments, at market value	67,352	38,758	17,650	2,600	--
Working capital	115,891	50,845	28,163	13,670	3,934
Total assets	141,162	66,336	39,599	21,660	13,398
Total stockholder's equity	117,132	51,866	29,174	14,364	4,718

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;

•	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

•	other risks contained in Item 1A under the caption “Risk Factors”.

        These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “assumptions”, “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

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

        We generally recognize royalty revenue from licensees upon receipt of cash payments since the royalty amounts are not determinable at the end of a quarter. Licensees are obligated to make payments between 30 and 45 days after the end of each quarter. If at the end of a quarter, royalty revenue from licenses are determinable we record royalty revenue during the period earned. Periodically, as we sign on new licensees, in the period determinable and earned we recognize back-owed royalties. We have the right under our license agreements to engage independent auditors to review the royalty calculations. The amounts owed as a result of these audits may be higher or lower than previously recognized.

        We have funded product development revenue from the development agreements with Gillette, Johnson & Johnson Consumer Companies, Inc. and the United States Department of the Army. For both Gillette and Johnson & Johnson, we have received payments quarterly in accordance with the work plans that were developed with both Gillette and Johnson & Johnson. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. Our revenue from the contract is subject to government audit.

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

        Inventory Reserves. As a designer and manufacturer of high technology equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Included in our inventory are demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

        Warranty Provision. We typically offer a one-year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

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

        As permitted under SFAS No. 123 and SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock and other factors; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

        If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. The guidance in SFAS 123R is relatively new and the application of these principles may be subject to further interpretation and refinement over time.

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

        Income taxes. We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        We regularly review deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, “Accounting for Income Taxes”, requires us to maintain a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For 2006, we removed the valuation allowance related to deferred tax assets based on the conclusion that there was sufficient positive evidence to support that it was more likely than not that the deferred tax asset would be realized. This resulted in a non-cash, $7.6 million tax benefit recorded through our 2006 provision for income taxes.

        In addition to the tax assets described above, we have deferred tax assets totaling $25 million, resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS No. 123R, recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. For 2006, 2005 and 2004 the impact to paid-in capital resulting from the exercise of employee stock options was $1.2 million, $180,000 and $191,000, respectively.

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

Overview

        We are engaged in research, development, manufacturing and distribution of proprietary light based systems for hair removal and other cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light based systems for cosmetic treatments through our research and development as well as with our partnerships throughout the world. We are continually developing and testing new indications to further the advancement in cosmetic light based treatments.

        During 2006, we improved product gross profits by 46% due to a higher margin product mix and the effects of increased sales volume in comparison to the same period in 2005. We strengthened our balance sheet since the end of 2005, including increasing our cash and investment position by 111% and stockholders’ equity by 126%. Our current ratio is now 5.8x, up from 4.5x at the end of 2005, and we have no debt.

         Our revenues for the year ended December 31, 2006, were $126.5 million, up from $76.2 million for the year ended December 31, 2005. Gross profit from product sales increased to $65.3 million (71% of product revenues), up from $44.9 million (68% of product revenues) in the year-earlier period. We also reported net income of $53.0 million, or $2.62 per diluted share, for the year ended December 31, 2006, versus net income of $17.5 million, or $0.91 per diluted share, for the year ended December 31, 2005.

         Sales from our Lux family of products remained strong throughout 2006 and our product revenue increased each quarter as compared to 2005. The Lux line of products consists of the StarLux Laser and Pulsed Light System, the MediLux™ and the EsteLux® Pulsed Light Systems, including a base unit and multiple, optional handpieces. The Lux family of products contains some of the most versatile systems in the market today. The investments that we made in the past into new technologies have paid off as the demand for our Lux family continued to increase in 2006.

Results of operations

Year 2006 Compared to Year 2005

         The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2006 and 2005, respectively (in thousands, except for percentages):

	2006		2005		2006 to 2005
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change

Revenues:
Product revenues	$ 92,223	73%	$65,824	86%	$ 26,399	40%
Royalty revenues	30,481	24%	4,921	7%	25,560	519%
Funded product development revenues	3,840	3%	5,409	7%	(1,569)	-29%

Total revenues	126,544	100%	76,154	100%	50,390	66%

Cost and expenses:
Cost of product revenues	26,897	21%	20,952	27%	5,945	28%
Cost of royalty revenues	12,192	10%	1,968	3%	10,224	520%
Research & development	14,056	11%	11,339	15%	2,717	24%
Selling & marketing	22,467	18%	17,234	23%	5,233	30%
General & administrative	7,645	6%	7,907	10%	(262)	-3%

Total costs and expenses	83,257	66%	59,400	78%	23,857	40%

Income from operations	43,287	34%	16,754	22%	26,533	158%
Interest income	4,719	4%	1,172	2%	3,547	303%

Income before income taxes	48,006	38%	17,926	24%	30,080	168%
Provision (benefit) for income taxes	(4,971)	-4%	473	1%	(5,444)	-1151%

Net Income	$ 52,977	42%	$17,453	23%	$ 35,524	204%

        Product revenues. Sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our increase in product revenues. Product revenues were favorably impacted by an increase of 59% in sales related to the StarLux Laser and Pulsed Light System and an increase of 49% in revenue related to customer service, offset by a decrease of 44% related to the other “Lux” family of products, which includes the MediLux and EsteLux, and a decrease of 40% from sales related to the Q-Yag 5 product line as compared to the same period in 2005. StarLux product sales increased as more customers opted for the higher powered, faster and more versatile StarLux systems that are capable of utilizing both laser and lamp based applications to treat various cosmetic conditions. Customer service revenue increased as an increased number of customers purchase replacement handpieces. The decline in revenues from other Lux products was directly attributable to the customer acceptance of the StarLux product line and its additional laser and light based handpieces.

        International product revenue, consisting of sales by our independent sales agents in Canada and distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers was 25% of total product revenue for the year ended 2006 in comparison to 29% for the same period in 2005. While international product sales increased in absolute dollars in 2006 compared to 2005, they declined as a percentage of revenues due to the much larger increase in domestic product sales.

        Royalty revenues. Royalty revenues increased during 2006 in comparison to the same period in 2005. This increase is attributed to the execution of a new patent license agreement with Cynosure, a royalty audit of Laserscope providing back-owed royalties from Laserscope’s product sales from January 1, 2001 through June 30, 2006 and the settlement of our patent infringement lawsuits against Cutera, offset by Lumenis making its final installment for back-owed royalties during the fourth quarter in 2005.

        For the year ended December 31, 2006, Lumenis made current royalty payments to us of approximately $1.6 million. For the year ended December 31, 2005, Lumenis made current royalty payments to us of approximately $2.1 million and approximately $2.2 million for back-owed royalties recorded as royalty revenue.

         On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to the Anderson Patents in the professional field, excluding the consumer field which is exclusively licensed to Gillette. Cutera admitted that their products infringe the Anderson Patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us $22 million as an estimated payment for royalties due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed, which was fully recognized as royalty revenue as of December 31, 2006. The final amounts due were subject to audit by an independent accounting firm which was completed during the fourth quarter, resulting in an additional $648,000 of royalty and interest. Starting on April 1, 2006, Cutera began paying us royalties on sales of its existing light-based hair removal systems, and Cutera will pay us royalties on sales of its later developed light-based hair removal systems. For the year ended December 31, 2006 we recognized $16.1 million of royalty revenues from Cutera.

         On October 18, 2006, we entered into a new Non-exclusive Patent License Agreement with Laserscope and terminated our prior license agreement with them. Under the new license agreement, Laserscope pays us a royalty on sales of its current light-based hair removal products, including the Lyra and Gemini Laser Systems and the Solis IPL System, as well as on sales of new light-based hair removal systems developed in the future. As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, there was an increase in the third quarter royalty revenue of $2.2 million for back-owed royalties. For the years ended December 31, 2006 and 2005, we recognized $2.8 million and $621,000 of royalty revenues from Laserscope, respectively. American Medical Systems Holdings, Inc. acquired Laserscope in July of 2006 and subsequently sold the assets of Laserscope’s aesthetic division to Iridex Corporation, effective in the first quarter of 2007. As a result, the license agreement between Palomar and Laserscope has been assigned to Iridex. Iridex has assumed all of Laserscope’s rights and obligations under the license agreement.

        On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. Under this Agreement, we granted to Cynosure a non-exclusive, royalty bearing license to the Anderson Patents and foreign counterparts. In return Cynosure granted us a non-royalty bearing (fully paid-up), non-exclusive license to eight Cynosure patents and patent applications, including counterparts. Cynosure also paid us $10 million on November 7, 2006 as royalties on sales of their laser- and lamp-based hair removal systems made before October 1, 2006. Beginning October 1, 2006, Cynosure will pay us royalties on sales of its light-based hair removal systems as well as future developed hair removal systems. For the year ended December 31, 2006 we recognized $10 million of royalty revenue from Cynosure.

        Funded product development revenues. Funded development revenue decreased during 2006 as compared to the same period in 2005. Funded product development revenue is generated from the development agreements with Gillette, Johnson & Johnson Consumer Companies, Inc. and the United States Department of the Army.

        During 2006, we recognized approximately $1.1 million and $1.5 million of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively. During 2005, we recognized approximately $2.8 million and $1.6 million of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively. The decrease in funded product development from Gillette during 2006 was the result of the completion of the development phase under the agreement that culminated with FDA clearance in December 2006. Upon FDA clearance, Gillette made a $2.5 million payment in December 2006, which will be recorded as revenue over a 12 month period, as we are obligated to perform additional services and remain exclusive to Gillette during that period in consideration for this payment.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. During 2006 and 2005, we recognized approximately $1.3 million and $1.0 million, respectively, of funded product development revenues from the United States Department of the Army.

        Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of product revenue to 29% in 2006 from 32% in 2005. The increase in absolute dollars was attributed to a shift in product mix to the higher priced StarLux Laser and Pulsed Light System, additional handpieces and a shift in product sales to North America and by a net decrease in cost of product revenues as a result of a non-recurring adjustment made to product royalties offset by the write-off of certain customer service loaner inventory.

        In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over much higher sales volumes.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for each period in comparison to the same periods in 2005. The increase in the cost of royalty revenues in absolute dollars during 2006 as compared to 2005 are attributed to the increase in royalty revenue recognized from our licensees.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Johnson & Johnson Consumer Companies, Inc. agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new platforms and enhancing our current family of products, offset by a decrease in spending under the Gillette agreement in 2006.

        For our research and development agreement with Gillette, costs related to payroll and payroll related expenses decreased by $698,000, material costs decreased by $484,000 and other clinical, consulting and overhead expenses decreased by $857,000 as compared to the same period in 2005.

        For our research agreement with the United States Department of the Army, costs related to payroll and payroll related expenses increased by $69,000, material costs increased by $72,000 and other clinical, consulting and overhead expenses increased by $81,000 as compared to the same period in 2005.

        For our joint development agreement with Johnson & Johnson Consumer Companies, Inc., costs related to payroll and payroll related expenses increased by $40,000 and material costs, other clinical, consulting and overhead expenses increased by $314,000 as compared to the same period in 2005.

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead increased by $4.2 million in comparison to the same period in 2005. This increase is attributed to increases in payroll and payroll related expenses, material costs, other clinical, consulting and over-head expenses.

        Selling and marketing expense. The increase in selling and marketing expense is primarily comprised of $1.8 million from payroll and payroll related expenses, approximately $1.5 million relating to tradeshows, consultants and other sales and marketing infrastructure costs, $160,000 related to the write-off of certain demo inventory and by an increase of approximately $1.6 million relating to commission expense in comparison to the same period in 2005. Domestic commission increased by approximately $2.0 million correlating with our increased domestic product revenue offset by a decrease of $452,000 in commissions related to European and Far East commissions.

        General and administrative expense. The decrease in general and administrative dollars is mainly attributed to decreases in our corporate legal expenses of $3.0 million and other infrastructure costs of approximately $1.2 million offset by increases to incentive compensation of $2.3 million related to our incentive compensation plan of 2006, an increase in payroll and payroll related expenses of $711,000, an increase in bad debt expense of $872,000, as compared to the same period in 2005. This decrease in legal costs is mainly attributed to the settlement of our patent infringement lawsuits against Cutera where Cutera reimbursed us approximately $3.8 million (net of payments owed to the Massachusetts General Hospital) for legal expenses incurred in connection with the patent infringement lawsuits.

        Interest income. Interest income increased due to the increase in cash balances and the settlement of our patent infringement lawsuits against Cutera where Cutera paid us approximately $1.2 million (net of what was paid to the Massachusetts General Hospital) in interest in comparison to the same period in 2005.

        Provision (benefit) for income taxes. The income tax benefit for fiscal year 2006 was approximately $5.0 million, which consisted of a $7.6 million non-cash federal and state valuation allowance release offset by federal and state income taxes of approximately $2.6 million. Based on current and preceding years results of operations and anticipated profit levels in future periods, we believe that it is more likely than not that our deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, we weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified. We expect that in 2007, our effective tax rate will be more in line with combined federal and state statutory rates.

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

Year 2005 Compared to Year 2004

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2005 and 2004, respectively (in thousands, except for percentages):

	2005		2004		2005 to 2004
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change

Revenues:
Product revenues	$65,824	86%	$ 45,810	85%	$20,014	44%
Royalty revenues	4,921	7%	4,052	7%	869	21%
Funded product development revenues	5,409	7%	4,570	8%	839	18%

Total revenues	76,154	100%	54,432	100%	21,722	40%

Cost and expenses:
Cost of product revenues	20,952	27%	15,514	29%	5,438	35%
Cost of royalty revenues	1,968	3%	1,621	2%	347	21%
Research & development	11,339	15%	9,562	18%	1,777	19%
Selling & marketing	17,234	23%	11,747	22%	5,487	47%
General & administrative	7,907	10%	6,246	11%	1,661	27%

Total costs and expenses	59,400	78%	44,690	82%	14,710	33%

Income from operations	16,754	22%	9,742	18%	7,012	72%
Interest income	1,172	2%	35	0%	1,137	3249%

Income before income taxes	17,926	24%	9,777	18%	8,149	83%
Provision (benefit) for income taxes	473	1%	(856)	-2%	1,329	-155%

Net Income	$17,453	23%	$ 10,633	20%	$ 6,820	64%

        Product revenues. Sales of StarLux Laser and Pulsed Light Systems coupled with its additional handpieces were the leading contributor to our increase in product revenues. Product revenues were favorably impacted by an increase of 330% in sales related the StarLux Laser and Pulsed Light System and an increase of 53% in revenue related to customer service offset by a decrease of 45% related to the other “Lux” family of products, which includes the MediLux and EsteLux and their additional handpieces and a decrease of 25% from sales related to the Q-Yag 5 product line as compared to the same period in 2004. StarLux product sales increased as more customers opted for these higher powered, faster and more versatile systems that are capable of utilizing both laser and lamp based applications to treat various cosmetic conditions. Customer service revenue increased as more and more customers purchased replacement handpieces. The decline in revenues from other Lux products was directly attributable to the customer acceptance of the StarLux product line.

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

        Royalty revenues. During 2005, we received approximately $2.8 million from sub-licensee payments and approximately $2.2 million from back-owed royalties recorded as royalty revenue as compared to $1.7 million from sub-licensee payments and approximately $1.9 million from back-owed royalties recorded as royalty revenue in 2004. Sub-license revenues increased in 2005 as compared to 2004 due to our sub-licensees’ increased product revenues and an over-all general strengthening in our marketplace.

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

        Cost of product revenues.The cost of product revenues increased in absolute dollars, but decreased as a percentage of product revenue to 32% in 2005 from 34% in 2004. The increase in absolute dollars is directly attributable to increased variable costs associated with increased product sales. This cost decreased as a percentage of total revenue primarily due to a shift in sales mix to the higher priced, higher margin StarLux Laser and Pulsed Light System. The “Lux” family of products carry lower manufacturing costs as a result of their modular design. In addition, increased sales volume has improved the absorption of fixed manufacturing overhead at our manufacturing facility as approximately 70% of our manufacturing overhead cost is fixed in nature and is spread over much higher sales volumes.

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

        Selling and marketing expense. The increase in selling and marketing expense is primarily comprised of $1.6 million from payroll and payroll related expenses, approximately $2.5 million relating to tradeshows, consultants and other sales and marketing infrastructure costs, $123,000 related to certain third party demo inventory and by an increase of approximately $1.3 million relating to commission expense in comparison to the same period in 2004. Domestic commission increased by approximately $868,000 correlating with our increased domestic product revenue, European commissions decreased by $47,000, while Far East commissions increased by approximately $353,000. The increases directly correlate with our increased revenues, upfront costs associated with both international and domestic sales force and distribution channel expansion.

        General and administrative expense. The increase in general and administrative dollars is mainly attributed to increases to incentive compensation of $1.6 million related to our incentive compensation plan of 2005, a decrease of $134,000 in costs related to corporate governance as more costs were incurred in 2004 as it was our first year of complying with Section 404 of the Sarbanes-Oxley Act of 2002,an increase in our corporate legal expenses of approximately $127,000 and an increase in payroll and payroll related expenses and other infrastructure costs of approximately $94,000 as compared to the same period in 2004.

        Interest income. Interest income increased due to higher levels of cash on hand as well as higher interest rates in comparison to the same periods in 2004.

        Provision (benefit) for income taxes. During 2005, we provided approximately a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2005. During 2004, we recognized a benefit from income taxes of $856,000 as a result of a $1.1 million reduction in deferred income tax accruals associated with tax deductions in a 1999 state tax return which were no longer required. Offsetting these benefits, we provided a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2004. We have net operating loss carryforwards that can be utilized to offset future income for federal and state tax purposes. These net operating losses generate a significant deferred tax asset. However, at this time, we have recorded a valuation allowance against this deferred tax asset as of December 31, 2005 and 2004 as there was significant uncertainty that we would be able to fully utilize our net operating losses.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over year comparison of key components of our liquidity and capital resources (000‘s omitted):

			2006 to 2005
At December 31,	2006	2005	$ Change	% Change
Operating cash flows	$44,286	$19,721	$24,565	125%
Investing cash flows	(29,288)	(21,477)	(7,811)	36%
Financing cash flows	11,283	4,783	6,500	136%
Capital expenditures, net	694	370	324	88%

Additionally, our cash and investment position, accounts receivable, inventories and working capital are shown below for the periods indicated (000‘s omitted).
			2006 to 2005
At December 31,	2006	2005	$ Change	% Change
Cash and cash equivalents	$36,817	$10,536	$26,281	249%
Available-for-sale investments, at market value	67,352	38,758	28,594	74%
Accounts receivable, net	15,443	8,686	6,757	78%
Inventories, net	11,012	6,753	4,259	63%
Working capital	115,891	50,845	65,046	128%

        As of December 31, 2006, we had $104 million in cash and cash equivalents and available-for-sale investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. As of December 31, 2006, we had no borrowings or debt.

        Cash provided by operating activities increased for the twelve months ended December 31, 2006 compared to the same period in 2005. This increase primarily reflects the effects of an increase in net profit, offset by an increase in working capital requirements. Cash used in investing activities decreased during 2006 compared to the same period in 2005. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities increased for the twelve month period ended December 31, 2006 compared to the same period in 2005. This increase was primarily due to an increase in exercises of stock options.

        We anticipate that capital expenditures for 2007 will total approximately $1 million consisting primarily of leasehold improvements, machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        Effective as of February 14, 2003, we entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light based hair removal device for women. (See Note 11 for more information.)

        In the first quarter of 2004, we began providing services under a research contract with the United States Department of the Army to develop a light based self-treatment device for PFB. (See Note 13 for more information.)

        On June 17, 2004, we reached a settlement agreement with Lumenis resolving on-going litigation concerning both patent infringement and contractual matters. (See Note 15 for more information.)

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. (See Note 12 for more information.)

         On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. (See Note 16 for more information.)

        On October 18, 2006, we entered into a new Non-Exclusive Patent License Agreement with Laserscope and terminated our prior license agreement with them. (See Note 17 for more information.)

        On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. (See Note 18 for more information.)

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

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense in 2006 totaled approximately $13.5 million.

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

        The following table summarizes our estimated contractual cash obligations as of December 31, 2006, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (000‘s omitted):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease	$ 3,107	$1,165	$1,942	$--	$--
Purchase commiments	7,854	7,854	--	--	--

Total contractual obligations	$10,961	$9,019	$1,942	$--	$--

Recently issued accounting standards

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing FIN 48 and believe the adoption of FIN 48 will not have a material impact on our financial condition, results of operations or liquidity.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently analyzing SFAS No. 157 and believe the adoption of SFAS No. 157 will not have a material impact on our financial condition, results of operations or liquidity.

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

Item 8. Financial Statements and Supplementary Data.

Palomar Medical Technologies, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of share-based compensation awards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palomar Medical Technologies Inc.‘s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 5, 2007

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$36,817,257	$10,536,144
Available-for-sale investments, at market value	67,351,822	38,757,575
Accounts receivable, net of allowance of $950,000 and $984,392, respectively	15,443,053	8,686,227
Inventories	11,011,710	6,753,110
Deferred tax assets	7,595,000	--
Other current assets	1,702,263	582,074

Total current assets	139,921,105	65,315,130

Property and equipment, net	1,129,985	909,676

Other assets	111,074	111,074

Total Assets	$141,162,164	$66,335,880

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,263,029	$1,278,823
Accrued liabilities	15,798,076	11,465,100
Deferred revenue	5,969,397	1,725,849

Total current liabilities	24,030,502	14,469,772

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 18,063,103 and 17,126,467 shares, respectively	180,631	171,265
Additional paid-in capital	189,937,701	177,658,135
Accumulated deficit	(72,986,670)	(125,963,292)

Total stockholders' equity	117,131,662	51,866,108

Total liabilities and stockholders’ equity	$141,162,164	$66,335,880

        See accompanying notes to consolidated financial statements. 37

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product revenues	$92,222,660	$65,824,336	$45,810,177
Royalty revenues	30,481,498	4,921,075	4,052,078
Funded product development revenues	3,840,286	5,408,436	4,569,618

Total revenues	126,544,444	76,153,847	54,431,873

Costs and expenses:
Cost of product revenues	26,896,839	20,952,179	15,513,695
Cost of royalty revenues	12,192,598	1,968,430	1,620,831
Research and development	14,055,616	11,338,945	9,561,936
Selling and marketing	22,467,161	17,234,103	11,747,102
General and administrative	7,645,081	7,906,463	6,246,622

Total costs and expenses	83,257,295	59,400,120	44,690,186

Income from operations	43,287,149	16,753,727	9,741,687

Interest income	4,718,684	1,172,743	35,913

Income before income taxes	48,005,833	17,926,470	9,777,600

Provision (benefit) for income taxes	(4,970,789)	473,260	(855,713)

Net income	$52,976,622	$17,453,210	$10,633,313

Net income per share:
Basic	$3.02	$1.04	$0.68

Diluted	$2.62	$0.91	$0.60

Weighted average number of shares outstanding:
Basic	17,519,242	16,831,185	15,688,855

Diluted	20,208,687	19,158,338	17,719,861

See accompanying notes to consolidated financial statements. 38

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number of shares	$0.01 Par value	Additional paid-in capital	Accumulated deficit	Total Stockholders' equity
Balance, December 31, 2003	14,554,407	$145,544	$168,267,820	$(154,049,815)	$14,363,549
Net income	--	--	--	10,633,313	10,633,313
Issuance of stock for employee stock purchase plan	20,052	200	258,121	--	258,321
Issuance of stock for employer 401(k) matching contribution	50,156	502	552,830	--	553,332
Costs incurred related to the issuance of common stock	--	--	(79,600)	--	(79,600)
Tax benefit from the exercise of stock options	--	--	191,434	--	191,434
Exercise of warrants	38,000	380	122,464	--	122,844
Exercise of stock options	1,568,887	15,689	3,115,033	--	3,130,722

Balance, December 31, 2004	16,231,502	162,315	172,428,102	(143,416,502)	29,173,915

Net income	--	--	--	17,453,210	17,453,210
Issuance of stock for employer 401(k) matching contribution	11,124	111	455,499	--	455,610
Costs incurred related to the issuance of common stock	--	--	(59,049)	--	(59,049)
Tax benefit from the exercise of stock options	--	--	180,065	--	180,065
Exercise of warrants	50,000	500	140,594	--	141,094
Exercise of stock options	833,841	8,339	4,512,924	--	4,521,263

Balance, December 31, 2005	17,126,467	171,265	177,658,135	(125,963,292)	51,866,108

Net income	--	--	--	52,976,622	52,976,622
Issuance of stock for employer 401(k) matching contribution	9,355	94	543,706	--	543,800
Costs incurred related to the issuance of common stock	--	--	(83,077)	--	(83,077)
Tax benefit from the exercise of stock options	--	--	1,234,178	--	1,234,178
Exercise of warrants	55,000	550	165,388	--	165,938
Exercise of stock options	872,281	8,723	9,957,304	--	9,966,027
Stock-based compensation expense	--	--	462,067	--	462,067

Balance, December 31, 2006	18,063,103	180,631	189,937,701	(72,986,670)	117,131,662

See accompanying notes to consolidated financial statements. 39

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$52,976,622	$17,453,210	$10,633,313

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473,732	359,369	302,993
Stock-based compensation expense	462,067	--	--
Provision for bad debt	1,106,140	276,306	305,571
Inventory write-off	844,454	122,500	210,000
Changes in assets and liabilities:
Accounts receivable	(7,862,966)	(1,839,788)	(791,070)
Inventories	(5,103,054)	(1,009,116)	(2,691,178)
Deferred tax assets	(7,595,000)	--	--
Other current assets	(1,120,189)	(141,820)	(55,469)
Accounts payable	984,206	307,793	315,107
Accrued liabilities	4,876,776	3,906,503	3,587,643
Deferred income taxes	--	--	(1,100,000)
Deferred revenue	4,243,548	286,210	878,742

Net cash from operating activities	44,286,336	19,721,167	11,595,652

Cash flows used in investing activities:
Purchases of property and equipment	(694,041)	(369,677)	(619,463)
Purchases of available-for-sale investments	(45,829,247)	(26,457,575)	(22,450,000)
Proceeds from sale of available-for-sale investments	17,235,000	5,350,000	7,400,000

Net cash used in investing activities	(29,288,288)	(21,477,252)	(15,669,463)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	10,131,964	4,662,357	3,511,887
Tax benefit from the exercise of stock options	1,234,178	180,065	191,434
Costs incurred related to issuance of common stock	(83,077)	(59,049)	(79,600)

Net cash from financing activities	11,283,065	4,783,373	3,623,721

Net increase (decrease) in cash and cash equivalents	26,281,113	3,027,288	(450,090)
Cash and cash equivalents, beginning of the period	10,536,144	7,508,856	7,958,946

Cash and cash equivalents, end of the period	$36,817,257	$10,536,144	$7,508,856

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$975,271	$9,055	$28,555

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$543,800	$455,610	$553,332

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Business

        We are engaged in research, development, manufacturing and distribution of proprietary laser and lamp (“light based”) systems for cosmetic treatments.

Basis of Presentation

        The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of Palomar and all of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Reclassifications

        Beginning in 2006 certain expenses previously reported as research and development expenses and selling and marketing expenses are reported as general and administrative expenses. Accordingly, such amounts from previous years have been reclassified in the accompanying financial statements to conform to the current year presentation.

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

        In the ordinary course of accounting for the items discussed above, we makes changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Cash and Cash Equivalents

        Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash with original maturities of three months or less when purchased. Cash equivalents consist primarily of institutional money market funds.

Investments Securities Available-For-Sale

        Investment securities, which primarily consist of state and municipal auction rate securities and variable rate demand obligations, are classified as “available for sale” under provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and are recorded at fair value. We invest in short-term investments that are generally highly liquid. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Statements of Stockholder’s Equity. Substantially all of our short-term investments have contractual maturities of twelve months or less. Because of the short term to maturity, amortized costs approximate fair values for all of these securities. Unrealized gains and losses for 2006, 2005 and 2004 were not material.

Accounts Receivable Reserve

        We maintain an allowance for losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and / or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. We also record a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. Accounts receivable allowance activity consisted of the following for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31,	2006	2005	2004
Balance at beginning of year	$984,392	$979,392	$862,114
Additions	1,106,140	276,306	305,571
Deductions	(1,140,532)	(271,306)	(188,293)

Balance at end of year	$950,000	$984,392	$979,392

Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and includes material, labor and manufacturing overhead. At December 31, 2006 and 2005, inventories consisted of the following:

At December 31,	2006	2005
Raw materials	$4,669,750	$ 2,485,550
Work in process	1,998,420	1,170,862
Finished goods	4,343,540	3,096,698

	$11,011,710	$6,753,110

        Our policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in our finished goods inventory are $1,180,634 in 2006 and $952,832 in 2005 of demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in this demand could have a significant impact on the value of our inventory and our reported operating results.

Property and Equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At December 31, 2006 and 2005, property and equipment consist of the following:

At December 31,	2006	2005	Estimated useful life
Machinery and equipment	$1,759,984	$1,536,879	3 - 8 years
Furniture and fixtures	2,516,408	2,146,247	5 years
Leasehold improvements	394,330	293,555	Shorter of estimated useful life or term of lease

	4,670,722	3,976,681
Less accumulated depreciation	3,540,737	3,067,005

Total	$1,129,985	$ 909,676

Revenue Recognition

        We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

        Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with EITF 00-21, we defer the fair value ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

        Revenues from the sale of service contracts are deferred and recognized on a straight-line basis over the life of each service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with SAB 104 and EITF-0021, based on the relative fair value of each element.

        We generally recognize royalty revenue from licensees upon receipt of cash payments since the royalty amounts are not determinable at the end of a quarter. Licensees are obligated to make payments between 30 and 45 days after the end of each quarter. If at the end of a quarter, royalty revenue from licenses are determinable we record royalty revenue during the period earned. Periodically, as we sign on new licensees, in the period determinable and earned we recognize back-owed royalties. We have the right under our license agreements to engage independent auditors to review the royalty calculations. The amounts owed as a result of these audits may be higher or lower than previously recognized.

        We account for funded development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc. in accordance with the work plan that was developed with both Gillette and Johnson & Johnson Consumer Companies, Inc. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or Johnson & Johnson Consumer Companies, Inc are recorded as deferred revenue. As of December 31, 2006, we have deferred $2.3 million and $63,000 relating to Gillette and Johnson & Johnson Consumer Companies, Inc., respectively. Payments are not refundable if the development is not successful. During 2006, we recognized approximately $1.1 million and $1.4 million of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively. During 2005, we recognized approximately $2.8 million and $1.6 million of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively. During 2004, we recognized approximately $3.1 million and $318,000 of funded product development revenue from Gillette and Johnson & Johnson Consumer Companies, Inc., respectively.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. Our revenue from the contract is subject to government audit. During 2006, 2005 and 2004, we recognized approximately $1.3, $1.0 million and $1.1 million, respectively, of funded product development revenues from the United States Department of the Army.

        In accordance with EITF 00-10, reimbursed shipping and handling costs are included in revenue with the offsetting expense included in selling and marketing. Included in revenues are $304,000, $249,000 and $208,000 of reimbursed shipping and handling costs during 2006, 2005 and 2004, respectively.

Product Warranty Costs

        We typically offer a one-year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheets for the years ended December 31, 2006 and 2005.

At December 31,	2006	2005
Warranty accrual, beginning of year	$874,746	$722,040
Charged to costs and expenses relating to new sales	2,166,213	1,625,950
Costs of product warranty claims	(1,920,539)	(1,473,244)

Warranty accrual, end of year	$1,120,420	$874,746

Research and Development Expenses

        We charge research and development expenses to operations as incurred.

Advertising costs

        Advertising costs are included as part of selling and marketing expense and are expensed as incurred. Advertising expense for the years end December 31, 2006, 2005 and 2004, were $485,000, $347,000 and $250,000, respectively.

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

At December 31,	2006	2005	2004
Basic weighted average common shares outstanding	17,519,242	16,831,185	15,688,855
Potential common shares pursuant to stock options and warrants	2,689,445	2,327,153	2,031,006

Diluted weighted average common shares outstanding	20,208,687	19,158,338	17,719,861

        For the years ended December 31, 2006 and 2005, all potential shares related to outstanding stock options and warrants were included in diluted weighted average shares outstanding. In 2004, we had 14,672 shares that were not included in diluted weighted average shares outstanding as they were antidilutive.

Stock based compensation

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

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

        Our income before taxes and net income was $462,067 lower for the twelve months ended December 31, 2006 as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). The compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.02, respectively. As of December 31, 2006, there was $16,105 of unrecognized compensation expense related to non-vested market-based share awards.

        Prior to December 31, 2005, we followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion (APB 25), but disclose the pro forma effects on net income had the fair value of the options been expensed. We elected to apply APB 25 in accounting for our stock option incentive plans.

        In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of our common stock at the date of grant, thereby resulting in no recognition of compensation expense by us prior to December 31, 2005.

        Had compensation cost for our stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior years, our net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

At December 31,	2005	2004
Net income, as reported	$17,453,210	$10,633,313
Add: Stock-based compensation included in
reported net income	--	--
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(8,284,820)	(18,476,383)

Pro forma net income (loss)	$9,168,390	$(7,843,070)

Diluted net income (loss) per share:
As reported	$0.91	$0.60
Pro forma	$0.48	$(0.44)

        There were no options granted during the twelve months ended December 31, 2006.

        On May 11, 2005, we granted 645,000 options that were also fully vested in 2005 to employees and directors with exercise prices equal to fair market value on the date of grant of $24.63, and expire ten years from the date of grant. Of the $8,284,820 pro forma expense in 2005, $7,568,817 relates to these options. In accordance with newly issued SFAS 123(R), had we granted these options with longer time-based vesting, we would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123 (R).

        We granted 1,968,000 options in 2004 that were also fully vested in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant, ranging from $13.66 to $26.00, and expire ten years from the date of grant. Of the $18,476,383 pro forma expense in 2004, $17,623,462 relates to these options. In accordance with newly issued SFAS 123(R), had we granted these options with longer time-based vesting. We would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123(R).

         We granted 1,440,000 performance based options in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant of $16.53, and expire ten years from the date of grant. 815,000 of these options vest upon the Launch Decision, and 625,000 of these options vest twelve months after the Launch Decision, of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Development and License Agreement with them dated February 14, 2003. As of December 31, 2006, 1,365,000 unvested performance based options are outstanding, consisting of 775,000 of the options that will only vest upon the Launch Decision, and 590,000 of the options that will only vest twelve months after the Launch Decision, of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Amended and Restated Development and License Agreement with them, executed February 14, 2007 and effective as of February 14, 2003. We will incur a stock-based payment expense upon the vesting of these performance based options.

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

At December 31,	2005	2004
Risk-free interest rate	3.57%	2.55%
Expected dividend yield	--	--
Expected lives	2 years	2 years
Expected volatility	86%	100%
Grant date fair value of options granted during the period	$ 11.73	$ 8.99

         Based on our historical turnover rates, we assumed an annual estimated forfeiture rate of zero when we calculated the estimated compensation cost for the year ended December 31, 2006. A recovery of prior expense will be recorded if the actual forfeitures are higher than estimated. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

        Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options to be classified as financing cash flows.

Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. We place cash and cash equivalents and available-for-sale securities in established financial institutions. We have no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Our trade accounts receivables are primarily from sales to end users and distributors servicing the medical and beauty industry, and reflect a broad domestic and international base. We maintain an allowance for potential credit losses. Our accounts receivable credit risk is not concentrated within any one geographic area. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in our accounts receivable.

Disclosures About Fair Value of Financial Instruments

        SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 2006 and 2005, financial instruments consisted principally of cash, cash equivalents, available-for-sale securities and accounts receivable. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at December 31, 2006 and 2005. Fair values have been determined through information obtained from market sources and management estimates.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented.

Income Taxes

        We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely.

Recently issued accounting standards

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing FIN 48 and believe the adoption of FIN 48 will not have a material impact on our financial condition, results of operations or liquidity.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, doe s not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently analyzing SFAS No. 157 and believe the adoption of SFAS No. 157 will not have a material impact on our financial condition, results of operations or liquidity.

Note 2 — Segment and Geographic Information

        In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, we have viewed our operations and manage our business as principally one segment, medical and cosmetic products and services, and our long-lived assets are located in one facility in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

        The following table represents percentages of product revenue by geographic destination for 2006, 2005 and 2004:

At December 31,	2006	2005	2004
United States	75%	71%	63%
Japan	3%	7%	10%
Canada	8%	7%	10%
Europe	6%	6%	7%
Australia	1%	3%	3%
Asia / Pacific	5%	4%	6%
South and Central America	2%	2%	1%

Total	100%	100%	100%

Note 3 — Research and Development Arrangement

        On August 1, 2004, we entered into a new agreement, replacing an existing agreement with the Massachusetts General Hospital (the “Research Agreement”) whereby Massachusetts General Hospital agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light. The Research Agreement has a term of three years, until August 2007, and we provide Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered during this research.

Note 4 — Income Taxes

        We provide for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The provision (benefit) for income taxes in the accompanying consolidated statements of income consists of the following:

At December 31,	2006	2005	2004
Federal:
Current	$960,318	$364,994	$232,584
Deferred	(7,294,000)	--	--

	(6,333,682)	364,994	232,584
State:
Current	1,663,893	108,266	11,703
Deferred	(301,000)	--	(1,100,000)

	1,362,893	108,266	(1,088,297)

Total	$(4,970,789)	$473,260	$(855,713)

A reconciliation of the federal statutory rate to our effective tax rate is as follows: 48
At December 31,	2006	2005	2004
Income tax provision at federal statutory rate	35.0%	34.0%	34.0%
Increase (decrease) in tax resulting from-
State income taxes, net of federal benefit	2.4	4.0	4.1
Change in valuation allowance, net operating loss utilization	(49.0)	(35.6)	(37.0)
Reduction in tax reserves	--	--	(11.3)
Other	1.2	0.2	1.4

Provision (benefit) for income taxes	(10.4%)	2.6%	(8.8%)

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

At December 31,	2006	2005
Net operating loss carry forwards	$2,335,000	$19,050,000
Nondeductible accruals	2,144,000	2,152,000
Nondeductible reserves	1,166,000	790,000
Tax credits	1,950,000	1,433,000

Deferred tax assets	7,595,000	23,425,000
Valuation allowance	--	(23,425,000)

Total	$7,595,000	$--

         Under SFAS No. 109 Accounting for Income Taxes, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. Based on current and preceding years results of operations and anticipated profit levels, we believe that our deferred tax asset is more likely than not realizable. The change in the valuation allowance between 2005 and 2006 is due primarily to utilization of net operating losses in 2006 and that the deferred tax asset was fully realizable.

        In addition to the tax assets described above, we have deferred tax assets totaling $25 million, resulting from the exercise of employee stock options. In accordance with SFAS No. 109 and SFAS No. 123R, recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. For 2006, 2005 and 2004 the impact to paid-in capital resulting from the exercise of employee stock options was $1.2 million, $180,000 and $191,000, respectively. As part of the adoption of Statement 123(R), we have chosen to derecognize our deferred tax asset and the related valuation allowance resulting from the excess tax benefit of stock options.

        At December 31, 2006, we had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carry forwards and tax credit carry forwards of approximately $78 million and $2.0 million, respectively, to be used to offset future taxable income. These net operating loss carry forwards will expire through 2024.

        We establish reserves based on management’s assessment of exposure associated with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve. We recorded a reversal of previously provided state income taxes of $1.1 million in 2004 relating to the sale of a subsidiary as a result of the closing of certain statutory periods for assessing tax for such transaction.

Note 5 — 401(k) Plan

        We have a 401(k) Plan, which covers substantially all employees who have attained the age of 18 and are employed for at least a three-month period. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, subject to restrictions defined by the Internal Revenue Service. At our discretion, we may make a matching contribution in cash or our common stock up to 50% of all employee contributions in each plan year. Our contributions to our employees vest over a three-year period from date of hire.

        During 2006, 2005 and 2004, we matched in Palomar common stock 50% of all employee contributions by issuing 9,355, 11,124 and 50,156 shares of common stock, respectively, to the 401(k) Plan in satisfaction of our employer match for employee contributions. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2006, 280,450 shares of common stock remained available for issuance there under.

Note 6 — Accrued Liabilities

        At December 31, 2006 and 2005, accrued liabilities consisted of the following:

At December 31,	2006	2005
Payroll and employee benefits	$ 7,207,167	$ 3,900,531
Commissions	1,599,915	1,093,340
Royalties	3,929,007	3,981,670
Warranties	1,120,420	874,746
Other	1,941,567	1,614,813

Total	$15,798,076	$11,465,100

Note 7 — Commitments and Contingencies

Operating lease and purchase commitments

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        On January 18, 2006, we signed an amendment to this lease to add an additional 12,000 square feet. Rent expense, including this new lease, will total approximately $1.165 million per year, expiring in August of 2009.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2006, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing:

At December 31,	2007	2008	2009	2010	2011	Thereafter
Purchase commitments	$7,854,000	$ --	$ --	$ --	$ --	$ --
Operating lease	1,165,000	1,165,000	777,000	--	--	--

Total	$9,019,000	$1,165,000	$777,000	$ --	$ --	$ --

        We incurred rent expense of $1,147,000, $1,074,000 and $1,053,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Royalties

         We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties related to certain patents. For the years ended December 31, 2006, 2005 and 2004, approximately $13,465,000, $3,690,000 and $2,818,000 of royalty expense, respectively, was incurred under this agreement.

Litigation

        On February 15, 2002 and April 7, 2005, we commenced actions for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The Massachusetts General Hospital in Boston, Massachusetts was added as a plaintiff in these lawsuits. In the first suit, Cutera’s CoolGlide Laser Systems, including the CoolGlide CV, Excel, Vantage and Xeo, were alleged to infringe U.S. Patent No. 5,735,844. In the second lawsuit, Cutera’s Lamp Systems, including the CoolGlide Xeo and Solera Opus platforms using the PW770 handpiece, were alleged to infringe both the 5,735,844 Patent as well as U.S. Patent No. 5,595,568 (the “Anderson Patents”). We have an exclusive license to these patents from the Massachusetts General Hospital.

        On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to the Anderson Patents (U.S. Patent Nos. 5,595,568 & 5,735,844) in the professional field, excluding the consumer field which is exclusively licensed to Gillette. Cutera admitted that their products infringe the Anderson Patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us an estimated payment for royalties due on past sales of their laser- and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. The final amounts due to us were subject to an audit by an independent accounting firm which was completed in the fourth quarter of 2006. Starting on April 1, 2006, Cutera began paying us a royalty on sales of its existing light-based hair removal systems, and Cutera will pay us a royalty on sales of its later developed light-based hair removal systems.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to a Current Report on our Form 8-K filed June 5, 2006.

        On July 7, 2006, we commenced an action for patent infringement against Alma Lasers, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Alma’s Harmony, Soprano and Sonata Systems which use pulsed light and laser technology for hair removal willfully infringe the Anderson Patents, which are exclusively licensed to us by the Massachusetts General Hospital. On July 27, 2006, we filed an amended complaint including an additional claim against Alma for unfair competition due to infringement by Alma’s Harmony System of the distinctive trade dress of our products, including the unique, distinctive, and immediately recognizable design of our EsteLux, MediLux and StarLux Systems (“Palomar’s Trade Dress”). We are seeking both monetary and injunctive relief on the new claim. Alma answered the complaint denying that its products infringe valid claims of the asserted patents and our Trade Dress and filing a counterclaim seeking a declaratory judgment that the asserted patents are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. Both this lawsuit and Palomar v Candela (described below) have been transferred to Judge Rya Zobel, the Judge who presided over Palomar v Cutera, Inc. Alma, Palomar and Candela have agreed to a joint Markman Hearing for both lawsuits, currently scheduled for August 2, 2007, and to follow the discovery schedule set in Palomar v. Candela. The current schedule has the parties ready for trial by June 2008 though no trial date has yet been set. We filed an amended complaint on February 22, 2007 to add the Massachusetts General Hospital as a plaintiff and to further allege that Alma’s new Soprano XL system infringes the Anderson Patents.

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. Both this lawsuit and Palomar v Alma (described above) have been transferred to Judge Rya Zobel, the judge who presided over Palomar v Cutera, Inc. Alma, Palomar and Candela have agreed to a joint Markman Hearing for both lawsuits, currently scheduled for August 2, 2007, and to follow the discovery schedule set in this lawsuit. The current schedule has the parties ready for trial by June 2008 though no trial date has yet been set. We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further allege that Candela’s new GentleMAX system willfully infringes U.S. Patent No. 5,735,844 and that Candela’s new Light Station system willfully infringes both U.S. Patent Nos. 5,735,844 and 5,595,568. . On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007 Palomar filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s new allegations.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counter claim of inequitable conduct. Judge Joseph Tauro has been appointed as the presiding judge. Following a scheduling hearing on January 18, 2007, the Judge set a partial discovery schedule but did not yet set a date for a Markman Hearing. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. All three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, on January 10, 2007, we filed a motion to transfer this lawsuit from Texas to Massachusetts. This motion was denied on February 23, 2007. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement and invalidity. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States.

Employment Agreements

        We have two-year employment agreements with certain officers. These employment agreements automatically renew for successive two-year periods absent notice of non-renewal by either party. In the event of termination by us without cause, non-renewal by us or termination by us for good reason without a change in control, these employment agreements provide for two year’s salary as then in effect, in addition to any earned incentive compensation, and continued benefits and insurance payments for two years. The agreements further provide that in the event of termination by reason of death, beneficiaries receive the officer’s base salary for one year following death (plus any pro rata bonus to which the officer would have been entitled). In the event of termination due to a change in control of Palomar, the agreements provide three times the annual salary as then in effect (plus any bonus to which the officer would have been entitled) and the continuation of benefits and insurance payments for two years.

Note 8 — Stockholders’ Equity

Common Stock

        During 1998, we sold 1,457,142 shares of common stock to a group of investors for $10,200,000. In addition, we issued callable warrants with a three-year term to these investors to purchase 1,457,142 shares of common stock at an exercise price of $21.00 per share, all of which expired at December 31, 2003. Under the terms of this private placement, we are obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in Palomar as long as the investors continue to hold their common stock in their name at our transfer agent. During 2006, 2005 and 2004, we paid $83,077, $59,049 and $79,600, respectively, related to this fee. These amounts have been charged to additional paid-in capital.

Preferred Stock

        Our Amended and Restated Certificate of Incorporation provides for, and the Board of Directors and stockholders authorized, 1,500,000 shares of $0.01 par value preferred stock. We have designated 100,000 shares as Series A Participating Cumulative Preferred Stock (“Series A”) in connection with the Rights Agreement discussed below. No shares of Series A have been issued. However, upon issuance the Series A will be entitled to vote, receive dividends, and have liquidation rights. The remaining authorized preferred stock is undesignated and the Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders.

Rights Agreement

        In April 1999, we adopted a shareholder rights plan (“Rights Plan”). The Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the Rights Plan, the Board of Directors declared a dividend distribution of Series A right for each share of common stock outstanding until the rights become exercisable. Each right entitles the registered holder to purchase from us one one-thousandth (1/1000th) of a share of Series A for $8, adjusted for certain events. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer for 15% or more of our common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of one one-thousandths (1/1000ths) of Series A shares equivalent to the number of common shares of our common stock, which have a market value of twice the purchase price of the right. In the event that we are acquired in a merger or other business combination transaction or more than 50% of our assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the $8 per share exercise price. The rights will not be exercisable until certain events occur. The Board of Directors may elect to terminate the rights under certain circumstances.

Note 9 — Stock Option Plans and Warrants

Stock Options

        We have several Stock Option Plans (the “Plans”) providing for the issuance of a maximum of 8,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”) or nonqualified stock options. Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Palomar stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the board of directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The board of directors, in its discretion, may convert the optionee’s ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

        The following table summarizes all stock option activity of Palomar for the years ended December 31, 2004, 2005 and 2006:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2003	3,126,687	$0.90 - $10.59	$ 2.30	7.12	$25,627,729
Granted	3,454,500	9.93 - 26.00	16.70
Exercised	(1,568,887)	0.90 - 16.53	2.00
Canceled	(44,898)	1.00 - 18.36	11.95

Outstanding, December 31, 2004	4,967,402	0.90 - 26.00	12.33	8.51	67,919,865
Granted	645,000	24.63 - 24.63	24.63
Exercised	(833,841)	0.90 - 19.00	5.42
Canceled	(28,596)	2.19 - 16.53	13.83

Outstanding, December 31, 2005	4,749,965	0.90 - 26.00	15.20	8.02	94,378,778
Granted	--	--	--
Exercised	(872,267)	0.90 - 26.00	11.39
Canceled	(55,331)	4.50 - 16.53	15.09

Outstanding, December 31, 2006	3,822,367	0.90 - 26.00	16.07	7.19	131,978,861

Exercisable, December 31, 2004	3,132,937	0.90 - 26.00	11.31	8.13	46,037,788

Exercisable, December 31, 2005	3,167,018	0.90 - 26.00	15.09	7.90	63,292,431

Exercisable, December 31, 2006	2,448,537	$0.90 - $26.00	$ 15.82	7.09	$85,150,767

Vested and expected to vest at
December 31, 2006 (1)	3,822,367

Available for future issuances under the plans as of December 31, 2006	75,035

(1)

Includes 1,365,000 unvested performance based options, consisting of 775,000 of the options that will only vest upon the Launch Decision, and 590,000 of the options that will only vest twelve months after the Launch Decision, of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Development and License Agreement with them dated February 14, 2003.

        The total intrinsic value for options exercised during the year ended December 31, 2004, 2005 and 2006 was $23,266,599, $18,020,301 and $30,116,146, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90-$1.00	227,861	4.66 years	$ 0.97	227,861	$ 0.97
1.51-2.19	57,833	3.27 years	1.97	57,833	1.97
2.68-3.19	69,772	2.50 years	3.17	69,772	3.17
4.08-5.05	138,662	6.52 years	4.96	138,662	4.96
6.22-8.23	28,099	6.77 years	6.68	28,099	6.68
10.24-14.31	25,831	7.24 years	12.25	19,999	12.10
16.00-23.61	(1) 2,593,80	7.36 years	16.55	1,225,811	16.56
24.06-26.00	680,500	8.38 years	24.64	680,500	24.64

$0.90-$26.00	(1) 3,822,36	7.19 years	$ 16.07	2,448,537	$15.82

54
(1)

Includes 1,365,000 unvested performance based options, consisting of 775,000 of the options that will only vest upon the Launch Decision, and 590,000 of the options that will only vest twelve months after the Launch Decision, of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Development and License Agreement with them dated February 14, 2003.

Warrants The following table summarizes all warrant activity of Palomar for the years ended December 31, 2004, 2005 and 2006:
	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2003	218,000	$1.97 - $3.50	$ 2.85	5.08	$1,666,937
Exercised	(38,000)	1.97 - 3.50	3.23

Outstanding, December 31, 2004	180,000	1.97 - 3.19	2.77	4.73	4,180,781
Exercised	(50,000)	1.97 -3.19	2.82

Outstanding, December 31, 2005	130,000	1.97 - 3.19	2.75	3.77	4,200,975
Exercised	(55,000)	1.97 - 3.19	2.74

Outstanding, December 31, 2006	75,000	1.97 - 3.19	2.77	2.86	3,587,812

Exercisable, December 31, 2004	180,000	1.97 - 3.19	2.77	4.73	4,180,781

Exercisable, December 31, 2005	130,000	1.97 - 3.19	2.75	3.77	4,200,975

Exercisable, December 31, 2006	75,000	$1.97 - $3.19	2.76	$2.86	$3,587,812

        The total intrinsic value for warrants exercised during the year ended December 31, 2004, 2005 and 2006 was $481,306, $1,301,406 and $2,288,312, respectively.

        The ranges of exercise prices for warrants outstanding and exercisable at December 31, 2006 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.97 - $2.81	40,000	3.26 years	$ 2.39	40,000	$2.39
3.19	35,000	2.41 years	3.19	35,000	3.19

$1.97-$3.19	75,000	2.86 years	$ 2.76	75,000	$2.76

Reserved Shares At December 31, 2006, the Company has reserved shares of its common stock for the following: 55
At December 31,
Stock option plans	3,897,402
Warrants	75,000
Employee 401(k) plan	280,450

Total	4,252,852

Employee Stock Purchase Plan

        Under the terms of the Palomar Medical Technologies, Inc. 1996 Employee Stock Purchase Plan (the “Purchase Plan”), all employees were eligible to purchase our common stock at an exercise price equal to 85% of the fair market value of the common stock with a look back provision of three months. During the year ended December 31, 2004 employees purchased 20,052 of our common stock for $258,321pursuant to the Purchase Plan. The Purchase Plan was terminated after the December 31, 2004 purchase, and therefore no shares were available for future issuance under the Purchase Plan.

Note 10 — Quarterly Results of Operations (Unaudited)

        The following tables present a condensed summary of quarterly results of operations for the years ended December 31, 2005 and 2006 (in thousands, except per share data).

	2005
At December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$17,045	$18,223	$19,279	$21,607
Cost and expenses	13,635	14,381	14,915	16,469

Net income	$ 3,516	$ 4,008	$ 4,588	$ 5,341

Net income per share:
Basic	$ 0.21	$ 0.24	$ 0.27	$ 0.31
Diluted	$ 0.19	$ 0.21	$ 0.24	$ 0.27

	2006
At December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,455	$36,657	$28,022	$39,412
Cost and expenses	16,577	20,384	20,215	26,081

Net income	$ 6,244	$17,367	$ 8,368	$20,998

Net income per share:
Basic	$ 0.36	$ 1.00	$ 0.47	$ 1.18
Diluted	$ 0.31	$ 0.86	$ 0.41	$ 1.03

Note 11 — Development and License Agreement with Gillette

        Effective as of February 14, 2003, we entered into a Development and License Agreement (the “Agreement”) with Gillette to complete the development and commercialize a home-use, light based hair removal device for women. In October 2005, Procter & Gamble Company (NYSE: PG) completed its acquisition of Gillette. Under the Agreement, Procter & Gamble, as the acquiring party, assumed all of Gillette’s rights and obligations. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the agreement and both parties decided to move onto the next phase. Accompanying this decision, we amended the original agreement, whereby Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

        On September 29, 2006, in response to a first decision point in the Agreement, Gillette decided to continue with the project. Consequently, after over-the-counter clearance was obtained from the United States Food and Drug Administration for the device, Gillette was obligated to make a development completion payment to us of $2.5 million, which was paid on December 26, 2006. The $2.5 million payment will be recorded as revenue over a 12 month period, as we are obligated to perform additional services to Gillette during that period in consideration for this payment.

        After making the development completion payment to us of $2.5 million, Gillette will conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette will then decide whether or not to continue with the project. Upon deciding to continue, Gillette will be obligated to make a development completion payment to us of $10 million. If Gillette decides not to continue to commercialize the device, we may proceed to commercialize the device on our own or with a different party.

        Commencing 12 months after the $10 million development completion payment, Gillette will be obligated to pay us annual collaboration payments of $10 million for as long as Gillette elects to have us work exclusively with Gillette.

        After launch of the first device for females, Gillette will pay us a percentage of net sales of the device, subject in certain instances to various reductions and offsets. Again, for as long as Gillette elects to have us work exclusively with Gillette, Gillette will continue to be obligated to pay us annual collaboration payments of $10 million, which will be offset against the net sales percentage payments.

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

        For the year ended December 31, 2006, 2005 and 2004, we recognized $1.1 million, $2.8 million and $3.1 million of funded product development revenues from Gillette, respectively.

        On February 21, 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light-based hair removal device for home use, and we also announced that we had executed an amended and restated joint development agreement to incorporate other prior amendments and several new amendments to allow for more open collaboration through commercialization. With regard to the additional light-based hair removal device for home use, we will complete certain development activities in consultation with Gillette during an eleven month program, scheduled to end by January 13, 2008. Gillette will provide us with development payments of $1.2 million and an additional $300,000 upon the completion of certain deliverables.

Note 12 – Joint Development and License agreement with Johnson & Johnson Consumer Companies, Inc.

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. Under the agreement Johnson & Johnson funds our research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, Johnson & Johnson will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. Johnson & Johnson decides to continue, Johnson & Johnson will be obligated to fund the development of the selected devices.  If Johnson & Johnson Consumer Companies, Inc. decides not to continue, we may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on its own or with a different party.

        At the end of the development phase, Johnson & Johnson will decide whether or not to commercialize one or more of the devices in one or more fields. If Johnson & Johnson decides to commercialize one or more of the devices, Johnson & Johnson will make payments to us for each selected field. Upon commercial launch of the first device in each selected field, Johnson & Johnson will make a payment to us, and for all devices sold for use in each selected field, Johnson & Johnson shall pay us a percentage of sales of such devices and certain topical compounds. If Johnson & Johnson decides not to commercialize or fails to launch a device, we may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on our own or with a different party.

        For the year ended December 31, 2006, 2005 and 2004, we recognized approximately $1.4 million, $1.6 million and $318,000, respectively, of funded product development revenues from Johnson & Johnson and deferred $63,000, $375,000 and $750,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided.

Note 13 – Research contract with the United States Department of the Army

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, we announced that it had been awarded additional funding of $888,000 for a total of $3.4 million and a twelve month extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Our revenue from the contract is subject to government audit.

        For the year ended December 31, 2006, 2005 and 2004, we recognized $1.3 million, $1.0 million and $1.1million of funded product development revenues under this agreement, respectively.

Note 14 – Product upgrade options

        During the quarter ended March 31, 2004, we introduced the StarLux Laser and Pulsed Light System. We began commercially shipping StarLux products at the end of the second quarter of 2004. In connection with this product introduction and during the first six months of 2004, we offered certain customers an upgrade option to trade-in their newly purchased product for a new StarLux system for an upgrade fee. In addition, each upgrade option included a specific expiration date. For a customer to exercise their upgrade right, the customer was required to sign an agreement indicating their exercise together with the upgrade fee, invoiced separately. We received approximately $6.4 million of orders that included the upgrade option and deferred approximately $1.5 million of revenue during the first two quarters of 2004. During the last six months of 2004, we recognized as revenue approximately $1.4 million of previously deferred product revenue relating to this upgrade option upon expiration and approximately $535,000 upon the exercise of the upgrade option, including upgrade fees with the exercise of the upgrade option.

Note 15 – Settlement of Lumenis Litigation

        On June 22, 2004, we announced that we had reached a settlement with Lumenis Ltd. resolving our on-going litigation concerning both patent infringement and contractual matters. Pursuant to the settlement, the parties dismissed with prejudice both the federal action in the Northern District of California as well as the state court action in Massachusetts. Palomar and Lumenis executed a Settlement Agreement and a Patent License Agreement. Under the Patent License Agreement, we granted Lumenis a non-exclusive, royalty bearing license to the Anderson Patents in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company.

        Under the terms of the Settlement Agreement and Patent License Agreement, Lumenis paid $868,000 in the second quarter of 2004 for back-owed royalties from sales of the LightSheer made prior to July 1, 2002 and agreed to pay $3.225 million over the next six quarters, or $537,500 per quarter, for back-owed royalties due on sales of the LightSheer made between July 1, 2002 and December 31, 2003. Beginning on January 1, 2004, Lumenis agreed to pay us a royalty on sales of the LightSheer and other professional laser hair removal devices and modules.

        In addition, Lumenis granted us a paid up license to a variety of Lumenis’ patents for our light based devices. We granted Lumenis a paid up license to the Anderson Patents for Lumenis’ lamp based devices. Both parties have agreed to the validity and enforceability of each others patents and not to challenge such validity and enforceability in the future.

        For the year ended December 31, 2006, Lumenis made royalty payments of approximately $1.6 million. For the year ended December 31, 2005, Lumenis made payments of approximately $4.3 million, including approximately $2.2 million for back-owed royalties. For the year ended December 31, 2004, Lumenis made royalty payments of approximately $3.3 million, including approximately $1.9 million for back-owed royalties.

        For more information, please see the Settlement Agreement and the Patent License Agreement filed as Exhibits 99.1 and 99.2 to our Current Report on Form 8-K filed June 22, 2004.

Note 16 – Settlement of Cutera Litigation

        On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to the Anderson Patents in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Cutera admitted that their products infringe the Anderson Patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the Anderson Patents in the future. Cutera paid us $22 million as an estimated payment for royalties on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due were subject to an audit by an independent accounting firm which was completed during the fourth quarter, resulting in an additional $648,000 of royalty and interest. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and six months ended June 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Starting on April 1, 2006, Cutera began paying us a royalty on sales of its existing light-based hair removal systems, and Cutera will pay us a royalty on sales of its later developed light-based hair removal systems. For the year ended December 31, 2006 we recognized $16.1 million of royalty revenues from Cutera.

         For the year ended December 31, 2006 we recognized $16.1 million of royalty revenues from Cutera. As of December 31, 2006, there was no deferred royalty revenue to be applied against future amounts owed.

         For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to our Current Report on Form 8-K filed June 5, 2006.

Note 17 – Laserscope Agreement

        On October 18, 2006, we entered into a new Non-Exclusive Patent License Agreement with Laserscope and terminated the prior license agreement. Under the new license agreement, Laserscope will pay us a royalty on sales of its current light-based hair removal products, including the Lyra and Gemini Laser Systems and the Solis IPL System, as well as on sales of new light-based hair removal systems developed in the future.

        As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, there was an increase in the third quarter royalty revenue of $2.2 million for back-owed royalties. For the years ended December 31, 2006, 2005 and 2004 we recognized $2.8 million, $621,000, and $571,000 of royalty revenues from Laserscope, respectively.

         American Medical Systems Holdings, Inc. acquired Laserscope in July of 2006 and subsequently sold the assets of Laserscope's aesthetic division to Iridex Corporation, effective in the first quarter of 2007. As a result, the license agreement between Palomar and Laserscope has been assigned to Iridex. Iridex has assumed all of Laserscope’s rights and obligations under the license agreement.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to our Current Report on Form 8-K filed October 26, 2006.

Note 18 – Cynosure Agreement

        On November 7, 2006 we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. Under this Agreement, we granted to Cynosure a non-exclusive, royalty bearing license to the Anderson Patents and foreign counterparts. In return, Cynosure granted us a non-royalty bearing (fully paid up), non-exclusive license to eight Cynosure patents and patent applications, including counterparts, Cynosure also paid us $10 million on November 7, 2006 as a royalty on sales of their laser- and lamp-based hair removal systems made before October 1, 2006. Beginning October 1, 2006, Cynosure will pay us a royalty on sales of light-based hair removal systems as well as future developed hair removal systems. For the year ended December 31, 2006 we recognized $10 million of royalty revenue from Cynosure.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to our Current Report on Form 8-K filed today.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

        We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

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

Changes in internal controls

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2006. Ernst & Young LLP, a registered public accounting firm that has audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Palomar Medical Technologies, Inc.:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Palomar Medical Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

        In our opinion, management’s assessment that Palomar Medical Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Palomar Medical Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palomar Medical Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Palomar Medical Technologies, Inc. and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 5, 2007

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        We incorporate information required by this item by reference to the sections responsive hereto of our 2007 annual proxy statement to be filed prior to April 30, 2007.

Item 11. Executive Compensation.

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2007 annual proxy statement to be filed prior to April 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2007 annual proxy statement to be filed prior to April 30, 2007.

Item 13. Certain Relationships and Related Transactions.

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2007 annual proxy statement to be filed prior to April 30, 2007.

Item 14. Principal Accountant Fees and Services.

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2007 annual proxy statement to be filed prior to April 30, 2007.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

    (a)        The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Income for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

63
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Amended and Restated By-Laws		10-Q	August 9, 2000	3(II)

4.1	Specimen certificate of common stock		10-Q	May 17, 1999	4.1

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

4.3	Rights Agreement with American Stock Transfer & Trust Company dated April 20, 1999		8-K	April 21, 1999	4.1

10.1*	Second Amended 1991 Stock Option Plan		10-Q	August 16, 1999	4.1

10.2*	Second Amended 1993 Stock Option Plan		10-Q	August 16, 1999	4.2

10.3*	Second Amended 1995 Stock Option Plan		10-Q	August 16, 1999	4.3

10.4*	Second Amended 1996 Stock Option Plan		10-Q	August 16, 1999	4.4

10.5*	1998 Incentive and Non-Qualified Stock Option Plan		DEF 14A	April 22, 1998	B

10.6*	2004 Stock Incentive Plan		DEF 14A	March 17, 2004	A

10.8*	401(k) Plan		S-8	October 4, 1995	99(h)

10.9*+	2006 Incentive Compensation Program with Louis P. Valente		10-K	March 6, 2006	10.9

10.10*+	2006 Incentive Compensation Program with Joseph P. Caruso		10-K	March 6, 2006	10.10

10.11*+	2006 Incentive Compensation Program with Paul S. Weiner		10-K	March 6, 2006	10.10

10.12*	Employment Agreement with Louis P. Valente dated July 1, 2001		10-K	March 17, 2004	10.16

64
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.13*	Employment Agreement with Joseph P. Caruso dated July 1, 2001		10-K	March 17, 2004	10.17

10.14*	Employment Agreement with Paul S. Weiner dated July 1, 2001		10-K	March 17, 2004	10.18

10.15	Form of common stock purchase warrant		S-8	June 22, 1998	4

10.16	Form of common stock purchase warrant		S-8	May 21, 2004	99.1

10.17	Form of common stock purchase warrant		S-8	May 21, 2004	99.2

10.18	Lease for 82 Cambridge Street, Burlington, MA dated June 17, 1999		10-Q	August 16, 1999	10.4

10.19	First Amendment to Lease for 82 Cambridge Street, Burlington, MA dated March 20, 2000		10-K	March 6, 2006	10.19

10.20	Second Amendment to Lease for 82 Cambridge Street, Burlington, MA dated January 18, 2006		10-K	March 6, 2006	10.20

10.21	License Agreement with The General Hospital Corporation dated August 18, 1995		10-K	February 12, 1999	10.44

10.22	First Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.45

10.23	Second Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.46

10.24+	Third and Fourth Amendments to License Agreement with The General Hospital Corporation		10-K	March 27, 2003	10.13

10.25+	Research Agreement with The General Hospital Corporation dated August 1, 2004		8-K	November 18, 2004	99.1

10.26+	The Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	February 19, 2003	10.1

10.27	Amendment to the Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	June 28, 2004	99.3

10.28	Amendment to the Development and License Agreement with The Gillette Company dated October 2, 2003		8-K	June 28, 2004	99.2

10.29	Second Amendment to the Development and License Agreement with The Gillette Company		8-K	June 28, 2004	99.1

10.30+	Third Amendment to the Development and License Agreement with The Gillette Company		10-K	March 6, 2006	10.30

65
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.31+	Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated September 1, 2004		8-K	September 7, 2004	99.1

10.32	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd. dated June 17, 2004		8-K	June 22, 2004	99.1

10.33+	Patent License Agreement with Lumenis, Inc. dated June 17, 2004		8-K	June 22, 2004	99.2

10.34+	Fifth Amendment to License Agreement with The General Hospital dated March 20, 2006		10-Q	May 9, 2006	10.35

10.35+	First Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 1, 2006.		10-Q	August 8, 2006	10.36

10.36	Settlement Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Cutera, Inc.		8-K	June 5, 2006	99.1

10.37	Patent License Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc. and Cutera, Inc.		8-K	June 5, 2006	99.2

10.38	Consent Judgments, Palomar v Cutera		8-K	June 5, 2006	99.3

10.39	Stipulations of Dismissal, Palomar v Cutera		8-K	June 5, 2006	99.4

10.40	Non Exclusive Patent License Agreement dated November 6, 2006 between Palomar Medical Technologies, Inc. and Cynosure, Inc.		8-K	November 7, 2006	99.2

10.41	FDA notification letter of 510K OTC clearance for a new, patented home use, light-based hair removal device		8-K	December 11, 2006	99.1

10.42*	2007 Incentive Compensation Program – Executive Level		8-K	February 9, 2007	-

10.43+	Amended and Restated Development and License Agreement effective as of February 14, 2003 restated as of February 14,2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.1

10.44+	Amendment to the Amended and Restated Development and License Agreement, dated February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.2

21.1	List of subsidiaries	X

66
Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2007.

Palomar Medical Technologies, Inc.

By:/s/ Paul S. Weiner Paul S. Weiner Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/Louis P. Valente	Chairman of the Board of Directors	March 7, 2007
Louis P. Valente

/s/Joseph P. Caruso	President, Chief Executive Officer	March 7, 2007
Joseph P. Caruso	and Director

/s/Paul S. Weiner	Chief Financial Officer	March 7, 2007
Paul S. Weiner

/s/Nicholas P. Economou	Director	March 7, 2007
Nicholas P. Economou

/s/A. Neil Pappalardo	Director	March 7, 2007
A. Neil Pappalardo

/s/James G. Martin	Director	March 7, 2007
James G. Martin

/s/Jeanne Cohane	Director	March 7, 2007
Jeanne Cohane
68