Form 10-Q
period 2007-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2007-05-08
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended March 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The number of shares of common stock outstanding at May 4, 2007 was 18,332,973.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$26,087,466	$36,817,257
Available-for-sale investments, at market value	81,898,218	67,351,822
Accounts receivable, net	17,923,203	15,443,053
Inventories	13,130,192	11,011,710
Deferred tax assets	4,627,849	7,595,000
Other current assets	1,103,933	1,702,263

Total current assets	144,770,861	139,921,105

Property and equipment, net	1,246,352	1,129,985

Other assets	111,074	111,074

Total assets	$146,128,287	$141,162,164

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,922,221	$2,263,029
Accrued liabilities	10,999,349	15,798,076
Deferred revenue	6,135,716	5,969,397

Total current liabilities	21,057,286	24,030,502

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 18,264,673 and 18,063,103 shares, respectively	182,647	180,631
Additional paid-in capital	192,004,338	189,937,701
Accumulated deficit	(67,115,984)	(72,986,670)

Total stockholders' equity	125,071,001	117,131,662

Total liabilities and stockholders’ equity	$146,128,287	$141,162,164

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Product revenues	$27,398,545	$20,389,770
Royalty revenues	2,684,554	645,001
Funded product development revenues	1,435,080	1,419,774

Total revenues	31,518,179	22,454,545

Costs and expenses
Cost of product revenues	8,618,388	5,315,483
Cost of royalty revenues	1,073,822	258,000
Research and development	4,303,342	3,545,206
Selling and marketing	6,275,988	5,437,635
General and administrative	3,144,090	2,020,738

Total costs and expenses	23,415,630	16,577,062

Income from operations	8,102,549	5,877,483

Interest income	1,366,299	576,025

Income before income taxes	9,468,848	6,453,508

Provision for income taxes	3,598,162	209,739

Net income	$5,870,686	$6,243,769

Net income per share
Basic	$0.32	$0.36

Diluted	$0.30	$0.31

Weighted average number of shares outstanding
Basic	18,129,429	17,270,700

Diluted	19,421,397	19,901,069

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$5,870,686	$6,243,769
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	135,099	106,879
Stock-based compensation (benefit) expense	(15,375)	173,605
Provision (recovery) for bad debt	(38,077)	33,030
Inventory write-offs	111,280	376,165
Tax benefit from the exercise of stock options	(248,913)	(41,348)
Changes in assets and liabilities:
Accounts receivable	(2,442,073)	(3,273,288)
Inventories	(2,229,762)	(1,088,332)
Deferred tax assets	2,967,151	--
Other current assets	598,330	(529,905)
Accounts payable	1,659,192	231,908
Accrued liabilities	(4,549,814)	(2,262,313)
Deferred revenue	166,319	300,220

Net cash from operating activities	1,984,043	270,390

Cash flows used in investing activities
Purchases of property and equipment	(251,466)	(169,436)
Purchases of available-for-sale investments	(15,771,396)	(9,710,854)
Proceeds from sale of available-for-sale investments	1,225,000	7,250,000

Net cash used in investing activities	(14,797,862)	(2,630,290)

Cash flows from financing activities
Proceeds from the exercise of stock options	1,851,265	1,168,362
Tax benefit from the exercise of stock options	248,913	41,348
Costs incurred related to issuance of common stock	(16,150)	(4,363)

Net cash from financing activities	2,084,028	1,205,347

Net decrease in cash and cash equivalents	(10,729,791)	(1,154,553)
Cash and cash equivalents, beginning of the period	36,817,257	10,536,144

Cash and cash equivalents, end of the period	$26,087,466	$9,381,591

Supplemental disclosure of cash flow information
Cash paid for income taxes	$532,500	$342,000

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2006 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2006.

Note 2 – Stock-based compensation

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

        On January 1, 2006, we adopted SFAS 123(R) using the modified-prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified-prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

        Our income before taxes and net income were $15,000 higher for the three months ended March 31, 2007 and $174,000 lower for the three months ended March 31, 2006, as a result of stock-based compensation expense due to the adoption of SFAS 123(R). The compensation benefit for the three months ended March 31, 2007 had no effect on basic and diluted earnings per share while the compensation expense for the corresponding period in 2006 reduced both basic and diluted earnings per share by $0.01. As of March 31, 2007, there was $1,400 of unrecognized compensation expense related to non-vested market-based share awards.

        There were no options granted during the three months ended March 31, 2007.

        The following table summarizes all of our stock option activity since December 31, 2006:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,822,367	$0.90 - $26.00	$ 16.07	7.19	$131,978,861

Granted	--	--	--
Exercised	(201,570)	$0.97 - $24.06	$ 10.24
Canceled	--	--	--

Outstanding, March 31, 2007	3,620,797	$0.90 - $26.00	$ 16.40	7.00	$85,282,492

Exercisable, March 31, 2007	2,254,631	$0.90 - $26.00	$ 16.32	6.94	$53,286,884

        The total intrinsic value for options exercised during the three months ended March 31, 2007 and 2006 was $7,330,361 and $4,988,104, respectively.

        The following table summarizes information about stock options outstanding as of March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90-$1.00	224,361	4.41 years	$ 0.97	224,361	$ 0.97
1.97-2.68	42,500	3.08 years	2.03	42,500	2.03
3.19-4.50	54,430	3.53 years	3.61	54,430	3.61
5.05-7.50	97,098	6.34 years	5.28	97,098	5.28
8.11-10.72	10,100	6.70 years	10.20	10,100	10.20
13.66-17.42	2,511,808	7.11 years	16.52	1,145,642	16.50
23.61-26.00	680,500	8.09 years	24.64	680,500	24.64

$0.90-$26.00	3,620,797	7.00 years	$ 16.40	2,254,631	$ 16.32

        We granted 1,440,000 performance based options in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant of $16.53, and expire ten years from the date of grant. 815,000 of these options vest upon the Launch Decision (January 5, 2008), and 625,000 of these options vest twelve months after the Launch Decision, of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Development and License Agreement with them dated February 14, 2003. As of March 31, 2007, 1,365,000 unvested performance based options are outstanding, consisting of 775,000 of the options that will only vest upon the Launch Decision, and 590,000 of the options that will only vest twelve months after the Launch Decision, of Gillette to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Amended and Restated Development and License Agreement with them, executed February 14, 2007 and effective as of February 14, 2003. We will incur a stock-based payment expense upon the vesting of these performance based options of approximately $6,836,000 upon the Launch Decision and $5,204,000 twelve months after the Launch Decision.

        Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options to be classified as financing cash flows with a corresponding reduction to operating cash flows.

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At March 31, 2007 and December 31, 2006, inventories consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$ 6,121,260	$ 4,669,750
Work in process	1,945,695	1,998,420
Finished goods	5,063,237	4,343,540

Total	$13,130,192	$11,011,710

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At March 31, 2007 and December 31, 2006, property and equipment consisted of the following:

	March 31, 2007	December 31, 2006	Estimated useful life
Machinery and equipment	$ 1,789,810	$ 1,759,984	3-8 years
Furniture and fixtures	2,719,312	2,516,408	5 years
Leasehold improvements	413,066	394,330	Shorter of estimated useful life or term of lease

	4,922,188	4,670,722
Accumulated depreciation	(3,675,836)	(3,540,737)

Total	$ 1,246,352	$ 1,129,985

Note 5 – Warranty costs

        We typically offer a one-year warranty for all of our base units. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the condensed consolidated balance sheets for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Warranty accrual, beginning of period	$1,120,420	$874,746
Charges to costs and expenses relating to new sales	662,488	496,625
Costs of product warranty claims	(507,091)	(432,709)

Warranty accrual, end of period	$1,275,817	$938,662

Note 6 – Geographic information

        Product revenue from international sources was $10.8 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
United States	60.6%	75.3%
Canada	11.5%	4.9%
Europe	10.7%	6.6%
Asia / Pacific Rim / Middle East	10.4%	4.4%
Japan	3.0%	5.5%
South and Central America	2.5%	2.2%
Australia	1.3%	1.1%

Total	100.0%	100.0%

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

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended March 31,
	2007	2006

Basic weighted average number of shares outstanding	18,129,429	17,270,700

Potential common shares pursuant to stock options and warrants	1,291,968	2,630,369

Diluted weighted average number of shares outstanding	19,421,397	19,901,069

Note 8 – Arrangements with Massachusetts General Hospital

        Under the terms of a research agreement with the Massachusetts General Hospital Corporation, Massachusetts General Hospital conducts clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light (hereinafter referred to as “hair removal”). The Research Agreement has a term of three years, until August 2007, and we have provided Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered during this research.

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

Note 9 – Development and License Agreement with Gillette

        Effective as of February 14, 2003, we entered into a Development and License Agreement (the “Agreement”) with Gillette to complete the development and commercialize a home-use, light based hair removal device for women. In October 2005, Procter & Gamble Company (NYSE: PG) completed its acquisition of Gillette. Under the Agreement, Procter & Gamble, as the acquiring party, assumed all of Gillette’s rights and obligations. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the agreement and both parties decided to move onto the next phase. Accompanying this decision, we amended the original agreement, whereby, Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

        On September 29, 2006, in response to a first decision point in the Agreement, Gillette decided to continue with the project. On December 8, 2006, over-the-counter clearance was obtained from the United States Food and Drug Administration for the device and per the Agreement, Gillette was obligated to make a development completion payment to us of $2.5 million, which was paid on December 26, 2006. The $2.5 million payment will be recorded as revenue over a 12 month period, as we are obligated to perform additional services to Gillette during that period in consideration for this payment.

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

        On February 21, 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light based hair removal device for home use, and we also announced that we had executed an amended and restated joint development agreement to incorporate other prior amendments and several new amendments to allow for more open collaboration through commercialization. With regard to the additional light based hair removal device for home use, we will complete certain development activities in consultation with Gillette during an eleven month program, scheduled to end by January 13, 2008. Gillette will provide us with payments of $1.2 million and an additional $300,000 upon the completion of certain deliverables to be recognized over an eleven month period as costs are incurred and services are provided.

        For the three months ended March 31, 2007 and 2006, we recognized $844,000 and $700,000 of funded product development revenues from Gillette, respectively. As of March 31, 2007, $2,867,000 of advance payments received from Gillette for which services were not yet provided were included in deferred revenue.

Note 10 – Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc.

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. Under the agreement, Johnson & Johnson funds our research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, Johnson & Johnson will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. If Johnson & Johnson decides to continue, Johnson & Johnson will be obligated to fund the development of the selected devices.  If Johnson & Johnson Consumer Companies, Inc. decides not to continue, we may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on our own or with a different party.

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

        For both periods ended March 31, 2007 and 2006, we recognized $375,000 of funded product development revenues from Johnson & Johnson. As of March 31, 2007, $63,000 of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

Note 11 – Research contract with the United States Department of the Army

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, we announced that we had been awarded additional funding of $888,000 for a total of $3.4 million and a twelve month extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. On February 26, 2007, the contract was extended for an additional five month extension until September 30, 2007. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Our revenue from the contract is subject to government audit.

        For the three months ended March 31, 2007 and 2006, we recognized approximately $216,000 and $345,000 of funded product development revenues under this agreement, respectively.

Note 12 – Settlement of Cutera Litigation

         On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Cutera admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of these patents in the future. Cutera paid us $22 million as an estimated payment for royalties on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due were subject to an audit by an independent accounting firm which was completed during the fourth quarter, resulting in an additional $648,000 of royalty and interest. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and six months ended June 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Starting on April 1, 2006, Cutera began paying us a royalty on sales of its existing light based hair removal systems, and Cutera will pay us a royalty on sales of its later developed light-based hair removal systems.

        For the three months ended March 31, 2007, we recognized $1.3 million of royalty revenues from Cutera.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to our Current Report on Form 8-K filed June 5, 2006.

Note 13 – Laserscope Agreement

        On October 18, 2006, we entered into a new Non-Exclusive Patent License Agreement with Laserscope and terminated the prior license agreement. Under the Patent License Agreement, we granted Laserscope a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Under the new license agreement, Laserscope will pay us a royalty on sales of its current light based hair removal products, including the Lyra and Gemini Laser Systems and the Solis IPL System, as well as on sales of new light based hair removal systems developed in the future.

        As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, there was an increase in the third quarter of 2006 royalty revenue of $2.2 million for back-owed royalties, cost of royalty revenue of $864,000 and net income of $1.2 million.

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

        For the three months ended March 31, 2007 and 2006, we recognized $265,000 and $186,000 of royalty revenues from Laserscope, respectively.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to our Current Report on Form 8-K filed October 26, 2006.

Note 14 – Cynosure

        On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. Under this Agreement, we granted to Cynosure a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. In return, Cynosure granted us a non-royalty bearing (fully paid up), non-exclusive license to eight Cynosure patents and patent applications, including counterparts. Cynosure also paid us $10 million on November 7, 2006 as a royalty on sales of their laser and lamp-based hair removal systems made before October 1, 2006. Beginning October 1, 2006, Cynosure will pay us a royalty on sales of light based hair removal systems as well as future developed hair removal systems.

        For the three months ended March 31, 2007, we recognized $650,000 of royalty revenues from Cynosure.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 7, 2006.

Note 15 – Alma Agreement

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us will be determined based on an audit by an independent accounting firm which is scheduled to be completed during the third quarter. Once the amount of royalties to be received is determinable, we will record this royalty revenue. Under our license agreement with the General Hospital Corporation, we pay to the General Hospital Corporation 40% of all patent royalty and interest payments from Alma. Beginning March 30, 2007, Alma will pay us a royalty on future sales of its existing and any new light based hair removal systems later developed.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to our Current Report on Form 8-K filed on April 2, 2007.

Note 16 – Income Taxes

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $2.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $2.8 million of unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we had no accrued interest related to uncertain tax positions.

        The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

        Our effective tax rate for the three months ended March 31, 2007 and 2006 was 38% and 3.25%, respectively.  The primary components of this provision, in 2006, were minimum federal and state taxes. However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options. In 2007, our effective tax rate is the combined federal and state statutory rates.

        Our deferred tax assets represent the tax effects of net operating loss (NOL) carryforwards, of tax credit carryforwards and of temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets resulting in additional provision (benefit) to income tax expense.

        During the fourth quarter of 2006, we determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that our domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, we weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified. The primary factors we considered were that:

o	Although we operate in an industry which is competitive and experiences rapid technological change, we have operated successfully in this environment. During the last several years, we have expanded our product mix and our newest products have been driving our revenue growth. We have maintained profitability and achieved year-over-year revenue growth during the past years.
o	We have cumulative profits before income taxes of $75.7 million for the three-year period ended with the fourth quarter of 2006.
o	Based upon our recent results of operations, as well as our internal projections, we expect to utilize our NOL carryforwards and tax credit carryforwards prior to their expiration.
o	We have never had any expired federal operating loss carryforwards in our history, and after utilization of net operating losses against the fiscal year 2006 federal taxable income, the first federal NOL carryforward scheduled to expire is in the year 2012.

        Although we have determined that a valuation allowance is no longer required with respect to our domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. Failure to achieve future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;
•	expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and
•	other risks are indicated below under the caption “Cautionary Statements”.

        These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words “assumptions,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed with the SEC on March 8, 2007. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2006. There have been no material changes to our critical accounting policies as of March 31, 2007 except as noted below:

        Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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

        Our total revenues for the quarter ended March 31, 2007 were $31.5 million, which represents a 40% increase over the $22.5 million reported in the first quarter of 2006. Product revenues increased to $27.4 million, a 34% increase over the $20.4 million in the first quarter of 2006. Gross margin from product revenues was 69% for the first quarter of 2007 compared to 74% (which includes a net positive adjustment to cost of product revenues of $617,000) for the first quarter of 2006. We reported income before income taxes of $9.5 million for the first quarter of this year, a 47% increase over the $6.5 million for the first quarter of last year. We reported net income of $5.9 million, or $0.30 per diluted share for the first quarter of this year, versus net income of $6.2 million, or $0.31 per diluted share for the first quarter of 2006.

        We strengthened our balance sheet since the end of last year including increasing our cash and available-for-sale investments by 4% and increasing stockholders’ equity by 7%. Our current ratio is 6.9x, up from 5.8x at the end of 2006, and we have no debt.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2007 and 2006, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2007		2006		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$27,398	87%	$20,390	91%	$ 7,008	34%
Royalty revenues	2,685	9%	645	3%	2,040	316%
Funded product development revenues	1,435	4%	1,420	6%	15	1%

Total revenues	31,518	100%	22,455	100%	9,063	40%

Cost and expenses
Cost of product revenues (1)	8,618	27%	5,316	24%	3,302	62%
Cost of royalty revenues	1,074	3%	258	1%	816	316%
Research and development	4,303	14%	3,545	16%	758	21%
Selling and marketing (2)	6,276	20%	5,438	24%	838	15%
General and administrative	3,144	10%	2,021	9%	1,123	56%

Total cost and expenses	23,415	74%	16,578	74%	6,837	41%

Income from operations	8,103	26%	5,877	26%	2,226	38%
Interest income	1,366	4%	577	3%	789	137%

Income before income taxes	9,469	30%	6,454	29%	3,015	47%
Provision for income taxes	3,598	11%	210	1%	3,388	1,613%

Net income	$ 5,871	19%	$ 6,244	28%	$ (373)	(6%)

(1)	The operating results of cost of product revenues for the three months ended March 31, 2006 include a positive adjustment of approximately $762,000 in accrued royalties due to a license amendment offset by approximately $145,000 related to an inventory write-down.

(2)	The operating results of selling and marketing for the three months ended March 31, 2006 include a demonstration inventory write-off of approximately $230,000.

        Product revenues. Sales of the StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our increase in product revenues for the three months ended March 31, 2007 in comparison to the same period in 2006. Favorably impacting product revenues for the three months ended March 31, 2007, was an increase of 42% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux and additional handpieces as well as an increase of 40% in customer service revenue. Offsetting these increases was a reduction in sales of 52% relating to the Q-Yag 5 product line in comparison to the same period in 2006.

        Product revenue for the three months ended March 31, 2007 comprised of 72% to North American customers where we sell through a direct sales force and 28% outside of North America where we sell through distributors. In comparison to the same three month period in 2006, product revenue consisted of 80% to North American customers and 20% outside of North America.

        Royalty revenues. Royalty revenues increased for the three months ended March 31, 2007, in comparison to the same period in 2006. This increase is attributed to the settlement of our patent infringement lawsuits against Cutera with Cutera entering into a patent license agreement and new patent license agreements with Laserscope and Cynosure in the second and fourth quarters of 2006, respectively, offset by a decrease in royalties from Lumenis.

        Funded product development revenues. Funded development revenue remained consistent for the three months ended March 31, 2007, in comparison to the same period in 2006. Funded product development revenue is generated from the development agreements with Gillette, Johnson & Johnson Consumer Companies, Inc. and the United States Department of the Army.

        For the three months ended March 31, 2007 and 2006, we recognized $844,000 and $700,000 of funded product development revenues from Gillette, respectively. Funded product development revenue from Gillette increased over the same period in 2006 due to a payment being recognized over a twelve month period as we are obligated to perform additional services and remain exclusive to Gillette during that period in consideration for this payment and an amendment to our agreement with Gillette to include the development of a second light based hair removal device for home use which resulted in a payment to be recognized over an eleven month period as costs are incurred and services are provided, ending January 13, 2008. As of March 31, 2007 $2,867,000 of advanced payments received from Gillette for which services were not yet provided were included in deferred revenue.

         For both periods ended March 31, 2007 and 2006, we recognized $375,000 of funded product development revenues from Johnson & Johnson. As of March 31, 2007, $63,000 of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three months ended March 31, 2007 and 2006, we recognized approximately $216,000 and $345,000 of funded product development revenues from the United States Department of the Army, respectively.

         Cost of product revenues. For the three month period ended March 31, 2007, the cost of product revenues as a percentage of total revenue was 27%, or 3% over the comparable period in 2006, which included a positive adjustment of approximately $762,000 in accrued royalties due to a license amendment offset by a charge of approximately $145,000 related to an inventory write-down. The remaining increase as a percentage of total revenue for the three months ended March 31, 2007 as compared to the same period in 2006 was attributed to a shift in product sales toward international regions.

        Cost of royalty revenues. The cost of royalty revenues increased for the three months ended March 31, 2007, in comparison to the same period in 2006. This increase is attributed to the settlement of our patent infringement lawsuits against Cutera with Cutera entering into a patent license agreement and new patent license agreements with Laserscope and Cynosure in the second and fourth quarters of 2006, respectively, offset by a decrease in royalties from Lumenis. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same period in 2006.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to our continued commitment of introducing new technology and enhancing our current family of products.

        For the three months ended March 31, 2007, expenses relating to the Gillette agreement decreased by $270,000 as compared to the same period in 2006 mainly due to decreases of $105,000 for payroll and payroll related expenses and $201,000 from other clinical, consulting and overhead expenses, offset by an increase of $36,000 for material costs. These decreases are attributed to the reduction of research and development expenses associated with the end of the work plan established with Gillette.

        Expenses relating to the Johnson & Johnson agreement increased during the three months ended March 31, 2007 by $164,000 mainly due to increases of $60,000 from material costs, $59,000 from other clinical, consulting and overhead expenses, and $34,000 for payroll and payroll related expenses as compared to the same period in 2006.

        For the three months ended March 31, 2007, expenses relating to the United States Department of the Army decreased by approximately $119,000 in comparison to the same periods in 2006 mainly due to $94,000 less payroll and payroll related expenses and a $26,000 reduction in other clinical, consulting and overhead expenses.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products and research and development overhead increased by approximately $984,000 for the three months ended March 31, 2007 in comparison to the same period in 2006.

        Selling and marketing expense. For the three months ended March 31, 2007, selling and marketing expense increase by $838,000, or 15%, over the comparable period in 2006 which includes a $230,000 write-off of demonstration inventory. For the quarter ended March 31, 2007, selling and marketing increased by $156,000 from payroll and payroll related expenses, $218,000 related to tradeshow expenses and other costs, $232,000 related to consultants and $180,000 related to commission expense as compared to the same period in 2006. These increases directly correlate with our increased revenues and costs associated with our expansion of our worldwide distribution.

        General and administrative expense. For the three months ended March 31, 2007, general and administrative expenses increased by $700,000 from incentive compensation, $54,000 from payroll and payroll related expenses, $585,000 from legal and patent litigation expenses offset by a decrease of $215,000 in other overhead expenses as compared to the same period in 2006. These increases during the three months ended March 31, 2007 are mainly attributed to our financial success in increasing profitability and our continued efforts regarding the ongoing patent infringement lawsuits.

        Interest income. Interest income increased for the three months ended March 31, 2007 over the first quarter in 2006 due to the increase in cash balances.

        Provision for income taxes.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” Our effective tax rate for the three months ended March 31, 2007 and 2006 was 38% and 3.25%, respectively. The primary components of this provision, in 2006, were minimum federal and state taxes. However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options. In 2007, our effective tax rate is the combined federal and state statutory rates.

        During the fourth quarter of 2006, we determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that our domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, we weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Three months ended, March 31,		Change
	2007	2006	$	%

Operating cash flows	$1,984	$270	$1,714	635%
Investing cash flows	(14,798)	(2,630)	(12,168)	(463%)
Financing cash flows	2,084	1,205	879	73%
Capital expenditures, net	251	169	82	49%

Additionally, our cash and investment position, accounts receivable, inventories and working capital are shown below for the periods indicated (in thousands).
			Change
	March 31, 2007	December 31, 2006	$	%

Cash and cash equivalents	$ 26,087	$ 36,817	$(10,730)	(29%)
Available-for-sale investments, at market value	81,898	67,352	14,546	22%
Accounts receivable, net	17,923	15,443	2,480	16%
Inventories, net	13,130	11,012	2,118	19%
Working capital	123,714	115,891	7,823	7%

        At March 31, 2007, we had $108 million in cash and cash equivalents and available-for-sale investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of March 31, 2007, we had no borrowings or debt.

        Operating cash flows for the three months ended March 31, 2007, increased compared to the same period in 2006. This increase in operating cash flows reflects a decrease in working capital requirements, offset by a decrease in net income, increase in inventory write-offs, and a stock compensation benefit in the first quarter of 2007. Cash used in investing activities increased for the three months ended March 31, 2007, compared to the same period in 2006. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities increased for the three month period ended March 31, 2007, compared to the same period in 2006. This increase was primarily due to an increase in exercises of stock options.

        We anticipate that capital expenditures for the remainder of 2007 will total approximately $750,000, consisting primarily of leasehold improvements, machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

          Effective as of February 14, 2003, we entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light based hair removal device for women. (See Note 9 for more information.)

        In the first quarter of 2004, we began providing services under a research contract with the United States Department of the Army to develop a light based self-treatment device for PFB. (See Note 11 for more information.)

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. (See Note 10 for more information.)

        On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. (See Note 12 for more information.)

        On October 18, 2006, we entered into a new Non-Exclusive Patent License Agreement with Laserscope and terminated our prior license agreement with them. (See Note 13 for more information.)

        On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. (See Note 14 for more information.)

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. (See Note 15 for more information.)

Contractual obligations

        On August 1, 2004, we entered into a new agreement with Massachusetts General Hospital whereby they agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light. The agreement has a term of three years, until August 2007, and we have provided Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, the inventions we fund that are discovered during this research.

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense for the three months ended March 31, 2007 totaled approximately $1.8 million.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        On January 18, 2006, we signed an amendment to our lease to add an additional 12,000 square feet. Rent expense, including this new lease, will total approximately $1.2 million per year, expiring in August of 2009.

        The following table summarizes our estimated contractual cash obligations as of March 31, 2007, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 -3 Years	4 - 5 Years	After 5 Years
Operating lease	$2,815	$1,165	$1,650	$--	$--
Purchase commitments	9,369	9,369	--	--	--

Total contractual cash obligations	$12,184	$10,534	$1,650	$--	$--

Cautionary statements

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

        In order to obtain pre-market approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance, for numerous reasons, including:

o	FDA, other regulatory authorities or an institutional review board may place a clinical trial on hold;
o	patients may not enroll in clinical trials, or patient follow-up may not occur, at the rate we expect;
o	patients may not comply with trial protocols;
o	institutional review boards and third party clinical investigators may delay or reject our trial protocol;
o	third party clinical investigators may decline to participate in a trial or may not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;
22
o	third party organizations may not perform data collection and analysis in a timely or accurate manner;
o	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake; corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;
o	changes in governmental regulations or administrative actions; and

o	the interim or final results of the clinical trials may be inconclusive or unfavorable as to safety or effectiveness.

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

        Our revenues from non-traditional physician customers and spa purchasers of our products continue to increase. We believe, and our growth expectations assume, that we and other companies selling light based (lasers and lamps) aesthetic treatment systems have only begun to penetrate these markets and that our revenues from selling to these markets will continue to increase. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

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

        Candela Corporation has filed two patent infringement lawsuits against us. (See Part II. Item 1 Legal Proceedings.) Litigation with Candela is expected to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

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

        Some of our customers and prospective customers have had difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in some states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products, and potential customers may elect not to purchase laser and other light based products.

We may be unable to attract and retain key executives and research and development personnel that we need to succeed.

         As a small company with approximately 230 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.  Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

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

        Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

o	the success of competitive products or technologies;
o	regulatory developments in the United States and foreign countries;
o	developments or disputes concerning patents or other foreign countries;
o	the recruitment or departure of key personnel;
o	variations in our financial results or those of companies that are perceived to be similar to us;
o	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and
o	general economic, industry and market conditions.

Item 3. Quantitative and qualitative disclosures about market risk

        Our primary market risk exposures are in the areas of interest rate risk. Our investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the short-term nature of these investments.

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

        On February 15, 2002 and April 7, 2005, we commenced actions for patent infringement in the United States District Court for the District of Massachusetts against Cutera, Inc. seeking both monetary damages and injunctive relief. The Massachusetts General Hospital in Boston, Massachusetts was added as a plaintiff in these lawsuits. In the first suit, Cutera’s CoolGlide Laser Systems, including the CoolGlide CV, Excel, Vantage and Xeo, were alleged to infringe U.S. Patent No. 5,735,844. In the second lawsuit, Cutera’s Lamp Systems, including the CoolGlide Xeo and Solera Opus platforms using the PW770 handpiece, were alleged to infringe both the 5,735,844 Patent as well as U.S. Patent No. 5,595,568. We have an exclusive license to these patents from the Massachusetts General Hospital.

        On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Non-Exclusive Patent License Agreement and a Settlement Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,595,568 & 5,735,844 & corresponding foreign patents and applications in the professional field, excluding the consumer field which is exclusively licensed to Gillette. Cutera admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of these patents in the future. Cutera paid us an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. The final amounts due to us were subject to an audit by an independent accounting firm which was completed in the fourth quarter of 2006. Starting on April 1, 2006, Cutera began paying us a royalty on sales of its existing light based hair removal systems, and Cutera will pay us a royalty on sales of its later developed light-based hair removal systems.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to a Current Report on our Form 8-K filed June 5, 2006.

        On July 7, 2006, we commenced an action for patent infringement against Alma Lasers, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged Alma’s Harmony, Soprano and Sonata Systems which use pulsed light and laser technology for hair removal willfully infringe U.S. Patent Nos. 5,595,568 & 5,735,844, which are exclusively licensed to us by the Massachusetts General Hospital. On July 27, 2006, we filed an amended complaint including an additional claim against Alma for unfair competition due to infringement by Alma’s Harmony System of the distinctive trade dress of our products, including the unique, distinctive, and immediately recognizable design of our EsteLux, MediLux and StarLux Systems.

        On April 2, 2007, we announced the resolution of our lawsuit against Alma Laser, Inc. through the execution of a Non-Exclusive Patent License Agreement, a Trade Dress Settlement Agreement, and a Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,595,568 & 5,735,844 & corresponding foreign patents and applications in the professional field, excluding the consumer field which is exclusively licensed to Gillette. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma paid us an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 through the date of settlement, plus interest and reimbursement of our legal costs. Alma also paid us an estimated payment for trade dress fees on past sales of their Harmony and Aria Systems and interest, and Alma agreed to change the trade dress of the Harmony and Aria systems within the next six to nine months. The final amounts due to us are subject to an audit by an independent accounting firm which is scheduled to begin in the second quarter of 2007. Starting on March 30, 2007, Alma will begin paying us a royalty on sales of its existing light based hair removal systems, and Alma will pay us a royalty on sales of its later developed light based hair removal systems.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to a Current Report on our Form 8-K filed April 2, 2007.

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. This lawsuit has been transferred to Judge Rya Zobel, the judge who presided over Palomar v Cutera, Inc. A Markman Hearing is scheduled for August 2, 2007. The current schedule has the parties ready for trial by June 2008 though no trial date has yet been set. We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further allege that Candela’s new GentleMAX system willfully infringes U.S. Patent No. 5,735,844 and that Candela’s new Light Station system willfully infringes both U.S. Patent Nos. 5,735,844 and 5,595,568. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007 Palomar filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s new allegations.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counter claim of inequitable conduct. Judge Joseph Tauro has been appointed as the presiding judge. Following a scheduling hearing on January 18, 2007, the Judge set a partial discovery schedule but did not yet set a date for a Markman Hearing. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement and invalidity. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

         None.

Item 3. Defaults upon senior securities

         None.

Item 4. Submission of matters to a vote of security holders

         None.

Item 5. Other information

         None.

Item 6. Exhibits

10.45+	Second Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 7, 2007.

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed under application for confidential treatment.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: May 8, 2007	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: May 8, 2007	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

36