Form 10-Q
period 2007-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2007-08-03
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended June 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

Indicate by check mark if the registrant is a shell company, in Rule 12b (2) of the Exchange Act.   Yes ☐ No ☒

The number of shares of common stock outstanding at August 2, 2007 was 18,380,156.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$27,782,417	$36,817,257
Available-for-sale investments, at market value	93,224,721	67,351,822
Accounts receivable, net	20,924,259	15,443,053
Inventories	13,929,752	11,011,710
Deferred tax assets	3,944,405	7,595,000
Other current assets	3,381,305	1,702,263

Total current assets	163,186,859	139,921,105

Property and equipment, net	1,362,126	1,129,985

Other assets	111,074	111,074

Total assets	$164,660,059	$141,162,164

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,959,579	$2,263,029
Accrued liabilities	15,165,840	15,798,076
Deferred revenue	11,668,210	5,969,397

Total current liabilities	29,793,629	24,030,502

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 18,380,156 and 18,063,103 shares, respectively	183,802	180,631
Additional paid-in capital	195,969,428	189,937,701
Accumulated deficit	(61,286,800)	(72,986,670)

Total stockholders' equity	134,866,430	117,131,662

Total liabilities and stockholders’ equity	$164,660,059	$141,162,164

See accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Product revenues	$28,280,653	$21,617,074	$55,679,198	$42,006,844
Royalty revenues	2,073,621	14,151,941	4,758,175	14,796,942
Funded product development revenues	2,414,218	887,583	3,849,298	2,307,357

Total revenues	32,768,492	36,656,598	64,286,671	59,111,143

Costs and expenses
Cost of product revenues	10,308,578	6,337,968	18,926,966	11,653,451
Cost of royalty revenues	829,448	5,660,773	1,903,270	5,918,773
Research and development	3,752,093	3,620,741	8,055,435	7,165,947
Selling and marketing	6,358,629	5,642,755	12,634,617	11,080,390
General and administrative	4,150,911	(877,823)	7,295,001	1,142,915

Total costs and expenses	25,399,659	20,384,414	48,815,289	36,961,476

Income from operations	7,368,833	16,272,184	15,471,382	22,149,667

Interest income	1,533,077	1,868,939	2,899,376	2,444,964
Other income	500,000	--	500,000	--

Income before income taxes	9,401,910	18,141,123	18,870,758	24,594,631

Provision for income taxes	3,572,726	774,046	7,170,888	983,785

Net income	$5,829,184	$17,367,077	$11,699,870	$23,610,846

Net income per share
Basic	$0.32	$1.00	$0.64	$1.36

Diluted	$0.30	$0.86	$0.60	$1.18

Weighted average number of shares outstanding
Basic	18,333,091	17,397,750	18,306,598	17,334,577

Diluted	19,418,394	20,171,377	19,493,964	20,037,545

See accompanying notes to condensed consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,699,870	$23,610,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,180	226,696
Stock-based compensation (benefit) expense	(13,973)	341,763
Provision (recovery) for bad debt	(158,261)	141,077
Inventory write-off	111,280	376,165
Tax benefit from the exercise of stock options	(2,119,124)	(142,057)
Changes in assets and liabilities:
Accounts receivable	(5,322,945)	(2,175,781)
Inventories	(3,029,322)	(2,595,696)
Deferred tax asset	3,650,595	--
Other current assets	(1,679,042)	(1,336,708)
Accounts payable	696,550	439,456
Accrued liabilities	1,486,888	(1,742,364)
Deferred revenue	5,698,813	3,691,153

Net cash from operating activities	11,297,509	20,834,550

Cash flows used in investing activities:
Purchases of property and equipment	(508,321)	(349,741)
Purchases of available-for-sale investments	(31,697,899)	(26,950,218)
Proceeds from sale of available-for-sale investments	5,825,000	10,050,000

Net cash used in investing activities	(26,381,220)	(17,249,959)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,962,047	3,786,688
Tax benefit from the exercise of stock options	2,119,124	142,057
Costs incurred related to issuance of common stock	(32,300)	(49,351)

Net cash from financing activities	6,048,871	3,879,394

Net (decrease) increase in cash and cash equivalents	(9,034,840)	7,463,985
Cash and cash equivalents, beginning of the period	36,817,257	10,536,144

Cash and cash equivalents, end of the period	$27,782,417	$18,000,129

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,230,000	$847,500

See accompanying notes to condensed consolidated financial statements. 5

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

        Our income before taxes and net income were $1,400 lower and $14,000 higher for the three and six months ended June 30, 2007 and $167,000 and $342,000 lower for the three and six months ended June 30, 2006, as a result of stock-based compensation expense due to the adoption of SFAS 123(R). The compensation expense for the three months ended June 30, 2007 and compensation benefit for the six months ended June 30, 2007 had no effect on basic and diluted earnings per share while the compensation expense for the corresponding periods in 2006 reduced both basic and diluted earnings per share by $0.01 and $0.02, respectively. As of June 30, 2007, there was no unrecognized compensation expense related to non-vested market-based share awards.

        There were no options granted during the three and six months ended June 30, 2007.

        The following table summarizes all of our stock option activity since December 31, 2006:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,822,367	$0.90 - $26.00	$ 16.07	7.19	$131,978,861

Granted	--	--	--
Exercised	(317,053)	$0.97 - $26.00	$ 12.31
Canceled	--	--	--

Outstanding, June 30, 2007	3,505,314	$0.90 - $26.00	$ 16.41	6.75	$64,140,847

Exercisable, June 30, 2007	2,140,314	$0.90 - $26.00	$ 16.34	6.67	$39,325,147

        The total intrinsic value for options exercised during the six months ended June 30, 2007 and 2006 was $2,729,642 and $10,675,016, respectively.

        The following table summarizes information about stock options outstanding as of June 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $1.00	224,361	4.16 years	$ 0.97	224,361	$ 0.97
1.97 - 2.19	39,500	2.73 years	1.98	39,500	1.98
3.19 - 4.50	50,430	3.03 years	3.54	50,430	3.54
5.05 - 7.28	82,132	5.88 years	5.07	82,132	5.07
8.11 - 10.72	4,433	6.44 years	10.09	4,433	10.09
13.66 - 16.53	2,448,958	6.86 years	16.51	1,083,958	16.50
23.61 - 26.00	655,500	7.85 years	24.64	655,500	24.64

$0.90 - $26.00	3,505,314	6.75 years	$ 16.41	2,140,314	$ 16.34

        We granted 1,440,000 performance based options in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant of $16.53, and which expire ten years from the date of grant. 815,000 of these options vest upon Gillette making a "Launch Decision" (January 5, 2008), and the remaining 625,000 of these options vest twelve months after the Launch Decision (January 5, 2009). If made, the Launch Decision would indicate Gillette's decision to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Amended and Restated Development and License Agreement with them, executed February 14, 2007, and effective as of February 14, 2003. As of June 30, 2007, 1,365,000 of the 1,440,000 performance based options are outstanding, consisting of 775,000 that will vest upon the Launch Decision, if made, and 590,000 that will vest twelve months after the Launch Decision. We will incur a stock-based payment expense upon the vesting of these performance based options of approximately $6,836,000 upon the Launch Decision and $5,204,000 twelve months after the Launch Decision.

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

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At June 30, 2007 and December 31, 2006, inventories consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$ 6,829,920	$ 4,669,750
Work in process	1,753,166	1,998,420
Finished goods	5,346,666	4,343,540

Total	$13,929,752	$11,011,710

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At June 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	June 30, 2007	December 31, 2006	Estimated useful life
Machinery and equipment	$ 1,789,810	$ 1,759,984	3-8 years
Furniture and fixtures	2,921,385	2,516,408	5 years
Leasehold improvements	467,848	394,330	Shorter of estimated useful life or term of lease

	5,179,043	4,670,722
Accumulated depreciation	(3,816,917)	(3,540,737)

Total	$ 1,362,126	$ 1,129,985

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

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the condensed consolidated balance sheets for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warranty accrual, beginning of period	$1,275,817	$938,662	$1,120,420	$874,746
Charges to cost and expenses relating to new sales	649,450	483,813	1,311,938	980,438
Costs of product warranty claims	(504,565)	(450,340)	(1,011,656)	(883,049)

Warranty accrual, end of period	$1,420,702	$972,135	$1,420,702	$972,135

Note 6 – Geographic information

        Product revenue from international sources was $10.3 million and $4.4 million for the three months ended June 30, 2007 and 2006, respectively and $21.1 million and $9.6 million for the six months ended June 30, 2007 and 2006, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	63.6%	79.6%	62.1%	77.1%
Europe	11.3%	3.5%	11.0%	5.0%
Canada	7.5%	6.0%	9.5%	5.9%
Middle East	5.0%	1.9%	4.1%	1.3%
Japan	4.9%	3.6%	4.0%	4.6%
South and Central America	4.3%	2.9%	3.4%	2.5%
Asia/Pacific Rim	3.0%	1.0%	5.1%	2.3%
Australia	0.4%	1.5%	0.8%	1.3%

Total	100.0%	100.0%	100.0%	100.0%

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

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	18,333,091	17,397,750	18,306,598	17,334,577

Potential common shares pursuant to stock options and warrants	1,085,303	2,773,627	1,187,366	2,702,968

Diluted weighted average number of shares outstanding	19,418,394	20,171,377	19,493,964	20,037,545

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

        Gillette will conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette will then decide by January 5, 2008 whether or not to continue with the project (the Launch Decision). Upon deciding to continue, Gillette will be obligated to make a development completion payment to us of $10 million. If Gillette decides not to continue to commercialize the device, we may proceed to commercialize the device on our own or with a different party.

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

        In addition to the amounts to be paid by Gillette in connection with jointly developed products, Gillette is required to make certain lump sum and net sales based payments to us in the event that Gillette launches independent light based female hair removal products. Gillette also receives the right to enter into a separate agreement with us for the development and commercialization of home-use, light based hair removal devices for men.

        On February 21, 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light based hair removal device for home use, and we also announced that we had executed an amended and restated joint development agreement to incorporate other prior amendments and several new amendments to allow for more open collaboration through commercialization. With regard to the additional light based hair removal device for home use, we will complete certain development activities in consultation with Gillette during an eleven month program, scheduled to end by January 13, 2008. Gillette will provide us with $1.2 million and an additional $300,000 upon the completion of certain deliverables to be recognized over an eleven month period as costs are incurred and services are provided.

        For the three months ended June 30, 2007 and 2006, we recognized $1.2 million and $150,000 of funded product development revenues from Gillette, respectively. For the six months ended June 30, 2007 and 2006, we recognized $2.1 million and $850,000 of funded product development revenues from Gillette, respectively. As of June 30, 2007 and 2006, $1.8 million and $550,000, respectively, of advance payments received from Gillette for which services were not yet provided were included in deferred revenue.

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

        For three months ended June 30, 2007 and 2006, we recognized $1.2 million and $375,000, respectively, of funded product development revenues from Johnson & Johnson. For six months ended June 30, 2007 and 2006, we recognized $1.5 million and $750,000, respectively, of funded product development revenues from Johnson & Johnson. As of June 30, 2007 and 2006, $340,000 of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

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

        For the three months ended June 30, 2007 and 2006, we recognized approximately $34,000 and $363,000, respectively, of funded product development revenues under this agreement, respectively. For the six months ended June 30, 2007 and 2006, we recognized approximately $250,000 and $707,000, respectively, of funded product development revenues under this agreement.

Note 12 – Settlement of Cutera Litigation

         On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Cutera admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of these patents in the future. Cutera paid us $22 million as an estimated payment for royalties on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due were subject to an audit by an independent accounting firm which was completed during the fourth quarter of 2006, resulting in an additional $648,000 of royalty and interest. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and six months ended June 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Starting on April 1, 2006, Cutera began paying us a royalty on sales of its existing light based hair removal systems, and Cutera will pay us a royalty on sales of its later developed light-based hair removal systems.

        For the three and six months ended June 30, 2007, we recognized $934,000 and $2.2 million, respectively, of royalty revenues from Cutera. For the three and six months ended June 30, 2006, we recognized $13.6 million of back-owed royalty revenues from the Cutera settlement.

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

        As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, there was an increase in the third quarter of 2006 royalty revenue of $2.2 million for back-owed royalties, cost of royalty revenue of $864,000 and net income of $1.3 million.

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

        For the three and six months ended June 30, 2007, we recognized $82,000 and $346,000 of royalty revenues from Laserscope, respectively. For the three and six months ended June 30, 2006, we recognized $163,000 and $349,000 of royalty revenues from Laserscope, respectively.

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

        For the three and six months ended June 30, 2007, we recognized $628,000 and $1.3 million respectively, of royalty revenues from Cynosure.

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

Note 16 – Income Taxes

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $2.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we have $2.8 million of unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we had no accrued interest related to uncertain tax positions.

        The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

        Our effective tax rate for the six months ended June 30, 2007 and 2006 was 38% and 4%, respectively.  The primary components of this provision, in 2006, were minimum federal and state taxes. However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options and net operating losses (NOL). In 2007, our effective tax rate is the combined federal and state statutory rates.

        Our deferred tax assets represent the tax effects of net operating loss carryforwards, tax credit carryforwards and temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets resulting in additional provision (benefit) to income tax expense.

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

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2006. There have been no material changes to our critical accounting policies as of June 30, 2007 except as noted below:

        Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently analyzing SFAS 157 and believe the adoption of SFAS 157 will not have a material impact on our financial condition, results of operations or liquidity.

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

        Our total revenues for the quarter ended June 30, 2007 were $32.8 million as compared to $36.7 million in the second quarter of 2006. Excluding back-owed royalties received from Cutera of $13.6 million in the second quarter of 2006 through a patent license agreement, revenues for the second quarter of 2006 were $23.0 million, resulting in a 42 percent increase in revenues for the second quarter of 2007. Product revenues increased to $28.3 million, a 31 percent increase over the $21.6 million in the second quarter of 2006. Gross margin from product revenues was 64 percent for the second quarter of 2007 as compared to 71 percent for the second quarter of 2006. Gross margin this quarter was affected by several factors. As a percentage of worldwide product revenues, expansion efforts outside North America resulted in product revenues at distributor transfer prices increasing over the same quarter last year. Gross margin was also affected by a decrease in average selling prices, an increase in trade-ups of StarLux 300s to StarLux 500s, and the sale of StarLux 300 demonstration units due to our recent introduction of the StarLux 500. Income before taxes for the second quarter of this year was $9.4 million as compared to the $18.1 million reported in the second quarter of last year. Excluding other income in the second quarter of 2007 and back-owed royalties and reimbursement of legal fees received from Cutera in the second quarter of 2006, income before taxes for the second quarter of 2007 was $8.9 million as compared to $5.8 million for the same quarter last year, resulting in a 54 percent increase. Our effective tax rate for the second quarter ended June 30, 2007 was 38% compared to 4% in the second quarter of last year. We reported net income of $5.8 million, or $0.30 per diluted share for the second quarter of this year, versus net income of $17.4 million, or $0.86 per diluted share for the second quarter of 2006.

        We strengthened our balance sheet since the end of last year including increasing our cash and available-for-sale investments by 16% and increasing stockholders’ equity by 15%. Our working capital increased 15% since the end of 2006 and we have no debt.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2007 and 2006, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2007		2006		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$28,281	87%	$21,617	59%	$6,664	31%
Royalty revenues	2,074	6%	14,152	39%	(12,078)	(85%)
Funded product development revenues	2,414	7%	888	2%	1,526	172%

Total revenues	32,769	100%	36,657	100%	(3,888)	(11%)

Cost and expenses
Cost of product revenues	10,309	31%	6,338	17%	3,971	63%
Cost of royalty revenues	829	3%	5,661	16%	(4,832)	(85%)
Research and development	3,752	11%	3,621	10%	131	4%
Selling and marketing	6,359	19%	5,643	15%	716	13%
General and administrative	4,151	13%	(878)	(2%)	5,029	573%

Total cost and expenses	25,400	78%	20,385	56%	5,015	25%

Income from operations	7,369	22%	16,272	44%	(8,903)	(55%)
Interest income	1,533	5%	1,869	5%	(336)	(18%)
Other income	500	2%	--	0%	500	N/	A

Income before income taxes	9,402	29%	18,141	49%	(8,739)	(48%)

Provision for income taxes	3,573	11%	774	2%	2,799	362%

Net income	$5,829	18%	$17,367	47%	$(11,538)	(66%)

17
	Six Months Ended June 30,
	2007		2006		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$55,679	87%	$42,007	71%	$13,672	33%
Royalty revenues	4,758	7%	14,797	25%	(10,039)	(68%)
Funded product development revenues	3,849	6%	2,307	4%	1,542	67%

Total revenues	64,286	100%	59,111	100%	5,175	9%

Cost and expenses
Cost of product revenues	18,927	29%	11,653	20%	7,274	62%
Cost of royalty revenues	1,903	3%	5,919	10%	(4,016)	(68%)
Research and development	8,055	13%	7,166	12%	889	12%
Selling and marketing	12,635	20%	11,080	19%	1,555	14%
General and administrative	7,295	11%	1,143	2%	6,152	538%

Total cost and expenses	48,815	76%	36,961	63%	11,854	32%

Income from operations	15,471	24%	22,150	37%	(6,679)	(30%)
Interest income	2,899	5%	2,445	4%	454	19%
Other income	500	1%	--	0%	500	N/	A

Income before income taxes	18,870	29%	24,595	42%	(5,725)	(23%)

Provision for income taxes	7,171	11%	984	2%	6,187	629%

Net income	$11,699	18%	$23,611	40%	$(11,912)	(50%)

        Product revenues. Sales of the StarLux 300 and 500 Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our increase in product revenues for the three and six months ended June 30, 2007 in comparison to the same periods in 2006. Favorably impacting product revenues for the three months ended June 30, 2007, was an increase of 33% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux and additional handpieces, a 16% increase in the Q-Yag 5 product line, and a 50% increase in customer service revenue in comparison to the same period in 2006. For the six months ended June 30, 2007, favorably impacting product revenues was an increase of 37% in sales related to the “Lux” family of products, a 45% increase in sales relating to customer service offset by a decrease of 27% from sales related to the Q-Yag 5 product line in comparison to the same period in 2006.

        Product revenue for the three and six months ended June 30, 2007 consisted of 71% and 72%, respectively, to North American customers where we sell through a direct sales force and 29% and 28%, respectively, outside of North America where we sell through distributors. In comparison to the same three and six month periods in 2006, product revenue consisted of 86% and 83%, respectively, to North American customers and 14% and 17%, respectively outside of North America.

        Royalty revenues. Royalty revenues decreased for the three and six months ended June 30, 2007, in comparison to the same periods in 2006 as a result of the $13.6 million received for back-owed royalties from the Cutera patent settlement in the second quarter of 2006. Excluding these back-owed royalties, in the three months ended June 30, 2007, royalty revenue increased 290% mainly as a result of new patent license agreements with Cutera and Cynosure in the second and fourth quarters of 2006, respectively, offset by a net decrease in on-going royalties from other licensees.

        Funded product development revenues. Funded development revenue increased for the three and six months ended June 30, 2007, in comparison to the same periods in 2006. Funded product development revenue is generated from the development agreements with Gillette, Johnson & Johnson Consumer Companies, Inc. and the United States Department of the Army.

        For the three months ended June 30, 2007 and 2006, we recognized $1.2 million and $150,000, respectively of funded product development revenues from Gillette. For the six months ended June 30, 2007 and 2006, we recognized $2.1 million and $850,000, respectively of funded product development revenues from Gillette. Funded product development revenue from Gillette increased over the same periods in 2006 due to a $2.5 million dollar payment received December 8, 2006 being recognized over a twelve month period as we are obligated to perform additional services and remain exclusive to Gillette during that period in consideration for this payment and an amendment to our agreement with Gillette to include the development of a second light based hair removal device for home use which resulted in a payment to be recognized over an eleven month period as costs are incurred and services are provided, ending January 13, 2008. As of June 30, 2007 and 2006, $1.8 million and $550,000, respectively of advance payments received from Gillette for which services were not yet provided were included in deferred revenue.

        For the three months ended June 30, 2007 and 2006, we recognized $1.2 million and $375,000, respectively of funded product development revenues from Johnson & Johnson. For the six months ended June 30, 2007 and 2006, we recognized $1.5 million and $750,000, respectively of funded product development revenues from Johnson & Johnson. The funded product development revenues from Johnson & Johnson increased over the same periods in 2006 due to an amendment to our agreement with Johnson & Johnson which resulted in a payment to be recognized over a six month period as costs are incurred and services are provided, ending August 15, 2007. As of June 30, 2007 and 2006, $340,000 of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. On February 26, 2007, the contract was extended for an additional five month period, ending September 30, 2007. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three months ended June 30, 2007 and 2006, we recognized approximately $34,000 and $363,000, respectively of funded product development revenues from the United States Department of the Army. For the six months ended June 30, 2007 and 2006, we recognized approximately $250,000 and $707,000, respectively of funded product development revenues from the United States Department of the Army.

         Cost of product revenues. For the three and six month periods ended June 30, 2007, the cost of product revenues as a percentage of total revenue was 31% and 29%, respectively, or 17% and 20%, respectively for the comparable periods in 2006, which included a positive adjustment of approximately $762,000 in accrued royalties due to a license amendment offset by a charge of approximately $145,000 related to an inventory write-down. The remaining increase as a percentage of total revenue for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was attributed to expansion efforts outside North America, a decrease in average selling prices, an increase in trade-ups of StarLux 300s to StarLux 500s, and the sale of StarLux 300 demonstration units due to our recent introduction of the StarLux 500.

        Cost of royalty revenues. The cost of royalty revenues decreased for the three and six months ended June 30, 2007, in comparison to the same periods in 2006. This decrease is the result of the $5.4 million back-owed royalties due to MGH from the Cutera patent settlement in the second quarter of 2006, offset by new patent license agreements with Cutera and Cynosure in the second and fourth quarters of 2006, respectively, and by a net decrease in on-going royalties from other licensees. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2006.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to our continued commitment of introducing new technology and enhancing our current family of products.

        For the three months ended June 30, 2007, expenses relating to the Gillette agreement increased by $117,000 and decreased by $154,000 for the six months ended June 30, 2007 as compared to the same periods in 2006. The increase in the three months ended June 30, 2007 was mainly due to increases of $153,000 for payroll and payroll related expenses and $66,000 for clinical, consulting, and overhead expenses, offset by $102,000 for material costs. The decrease in the six months ended June 30, 2007 was mainly due to decreases of $135,000 for clinical, consulting and overhead expenses and $66,000 for material costs, offset by an increase of $48,000 for payroll and payroll related expenses.

        Expenses relating to the Johnson & Johnson agreement increased during the three and six months ended June 30, 2007 by $318,000 and $482,000, respectively. The increase for the three months ended June 30, 2007 was mainly due to increases of $79,000 for payroll and payroll related expenses, $116,000 for other clinical, consulting and overhead expenses and $119,000 for material costs as compared to the same period in 2006. The increase in the six months ended June 30, 2007 was mainly due to an increase of $173,000 from other clinical, consulting and overhead expenses, $179,000 for material costs and $113,000 for payroll and payroll related expenses as compared to the same period in 2006.

        For the three and six months ended June 30, 2007, expenses relating to the United States Department of the Army decreased by approximately $304,000 and $423,000, respectively in comparison to the same periods in 2006. The decrease for the three months ended June 30, 2007 was mainly due to $184,000 less payroll and payroll related expenses, $41,000 less material costs, and a $79,000 reduction in other clinical, consulting and overhead expenses. The decrease for the six months ended June 30, 2007 was mainly due to $278,000 less payroll and payroll related expenses, $37,000 less material costs, and a $108,000 reduction in other clinical, consulting and overhead expenses.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products and research and development overhead remained consistent for the three months ended June 30, 2007 in comparison to the same period in 2006 while these expenses increased by approximately $984,000 for the six months ended June 30, 2007 in comparison to the same period in 2006.

        Selling and marketing expense. For the three months ended June 30, 2007, selling and marketing expense increased by $716,000, or 13%, over the comparable period in 2006. For the quarter ended June 30, 2007, selling and marketing increased by $72,000 from payroll and payroll related expenses, $82,000 related to tradeshow expenses, $182,000 from our new international office, $97,000 related to consultants and $82,000 related to commission expense as compared to the same period in 2006. For the six months ended June 30, 2007, selling and marketing expense increased by $1.6 million, or 14%, over the comparable period in 2006 which includes a $230,000 write-off of demonstration inventory. For the six month period ended June 30, 2007, selling and marketing increased by $228,000 from payroll and payroll related expenses, $189,000 related to tradeshow expenses, $280,000 from our new international office, $329,000 related to consultants and $263,000 related to commission expense as compared to the same period in 2006. These increases directly correlate with our increased revenues and costs associated with our continued expansion.

        General and administrative expense. For the three months ended June 30, 2007, general and administrative expenses increased by $5.0 million over the comparable period in 2006. For the quarter ended June 30, 2007, general and administrative expense increased $900,000 from legal and patent litigation expenses excluding the $3.8 million received in the second quarter of 2006 as a result of the Cutera settlement for legal expense reimbursement, $318,000 in other overhead expenses, and $43,000 from payroll and payroll related expenses offset by a decrease of $100,000 from incentive compensation as compared to the same period in 2006. For the six months ended June 30, 2007, general and administrative expense increased by $6.2 million over the comparable period in 2006, which includes the Cutera additional legal expense and legal expense reimbursement. For the six months ended June 30, 2007, general and administrative expenses increased $1.5 million from legal and patent litigation expenses excluding the $3.8 million received in the second quarter of 2006 as a result of the Cutera settlement for legal expense reimbursement, $600,000 from incentive compensation, $98,000 from payroll and payroll related expenses and $104,000 in other overhead expenses as compared to the same period in 2006. These increases are mainly attributed to our financial improvements in increasing profitability and our continued efforts regarding the ongoing patent infringement lawsuits.

        Interest income. Interest income decreased for the three months ended June 30, 2007 over the comparable period in 2006 due to $1.2 million in interest on back-owed royalties received from the Cutera patent settlement, offset by an increase in cash balance. Interest income for the six months ended June 30, 2007, increased over the comparable period in 2006 due to an increase in the cash balance.

        Other income. Other income for both the three and six months ended June 30, 2007 includes cash received related to the expiration of a standstill agreement.

        Provision for income taxes.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” Our effective tax rate for the three months ended June 30, 2007 and 2006 was 38% and 4%, respectively. The primary components of this provision, in 2006, were minimum federal and state taxes. However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options and NOLs. In 2007, our effective tax rate is the combined federal and state statutory rates.

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

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Six months ended June 30,		Change
	2007	2006	$	%
Cash Flows from Operating Activities	$11,298	$20,835	$(9,537)	(46%)
Cash Flows used in Investing Activities	(26,381)	(17,250)	(9,131)	(53%)
Cash Flows from Financing Activities	6,049	3,879	2,170	56%
Capital expenditures, net	$508	$350	$158	45%

Additionally, our cash and investment position, accounts receivable, inventories and working capital are shown below for the periods indicated (in thousands).
			Change
	June 30, 2007	December 31, 2006	$	%
Cash and cash equivalents	$27,782	$36,817	$(9,035)	(25%)
Available-for-sale investments, at market value	93,225	67,352	25,873	38%
Accounts receivable, net	20,924	15,443	5,481	36%
Inventories, net	13,930	11,012	2,918	27%
Working capital	133,393	115,891	17,502	15%

        At June 30, 2007, we had $121 million in cash and cash equivalents and available-for-sale investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of June 30, 2007, we had no borrowings or debt.

        Cash flows from operating activities for the six months ended June 30, 2007, decreased compared to the same period in 2006. This decrease in operating activity cash flows reflects a decrease in net income, offset by a decrease in working capital requirements, decrease in stock compensation expense, and increase in bad debt recoveries in the second quarter of 2007. Cash flows used in investing activities increased for the six months ended June 30, 2007, compared to the same period in 2006. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash flows from financing activities increased for the six month period ended June 30, 2007, compared to the same period in 2006. This increase was primarily due to an increase in exercises of stock options and the related tax benefits.

        We anticipate that capital expenditures for the remainder of 2007 will total approximately $500,000, consisting primarily of leasehold improvements, machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

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

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense for the three and six months ended June 30, 2007 totaled approximately $1.5 million and $3.2 million, respectively.

        We have obligations related to the adoption of FIN 48. Further information about changes in these obligations can be found in Note 16.

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

        The following table summarizes our estimated contractual cash obligations as of June 30, 2007, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease	$ 2,521	$ 1,165	$ 1,356	$ --	$ --
Purchase commitments	9,494	9,494	--	--	--

Total contractual cash obligations	$12,015	$10,659	$ 1,356	$ --	$ --

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

24
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

         Our quarterly revenue and operating results are difficult to predict and may swing sharply from quarter to quarter.  If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for many reasons, some of which are outside of our control.  For example, many factors are related to market supply and demand, including potential increases in the level and intensity of price competition between our competitors and us which may cause us to reduce our prices and our profit margins, potential decrease in demand for our products and possible delays in market acceptance of our new products.  Other factors are related to our customers and include changes in or extensions of our customers’ budgeting and purchasing cycles and changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors.   Factors related to our operations may also cause quarterly revenue or operating results to fall below expectations, including our effectiveness in our manufacturing process, unsatisfactory performance of our distribution channels, service providers, or customer support organizations, and timing of any acquisitions and related costs.

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

         As a small company with approximately 250 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.  Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        On April 2, 2007, we announced the resolution of our lawsuit against Alma Laser, Inc. through the execution of a Non-Exclusive Patent License Agreement, a Trade Dress Settlement Agreement, and a Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,595,568 & 5,735,844 & corresponding foreign patents and applications in the professional field, excluding the consumer field which is exclusively licensed to Gillette. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma paid us an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 through the date of settlement, plus interest and reimbursement of our legal costs. Alma also paid us an estimated payment for trade dress fees on past sales of their Harmony and Aria Systems and interest, and Alma agreed to change the trade dress of the Harmony and Aria systems within the next six to nine months. The final amounts due to us are subject to an audit by an independent accounting firm which is expected to be completed in the third quarter of 2007. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing light based hair removal systems, and Alma will pay us a royalty on sales of its later developed light based hair removal systems.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to a Current Report on our Form 8-K filed April 2, 2007.

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. This lawsuit has been transferred to the judge who presided over Palomar v Cutera, Inc. A Markman Hearing is scheduled for August 2, 2007. The current schedule has the parties ready for trial by June 2008 though no trial date has yet been set. We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further alleged that Candela’s new GentleMAX system willfully infringes U.S. Patent No. 5,735,844 and that Candela’s new Light Station system willfully infringes both U.S. Patent Nos. 5,735,844 and 5,595,568. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007, we filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s new allegations.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counter claim of inequitable conduct. Following a scheduling hearing on January 18, 2007, the Judge set a partial discovery schedule but did not yet set a date for a Markman Hearing. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On July 13, 2007, we filed an amended answer to Candela’s first amended complaint including counter claim of inequitable conduct. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement and invalidity. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

      None.

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

        Palomar’s Annual Meeting of Shareholders was held on May 9, 2007 (the “Annual Meeting”).  At the Annual Meeting, stockholders voted on three matters:  the election of directors for a term of one year, the ratification of the appointment of Ernst & Young LLP as the Company’s registered public accounting firm and the approval of the 2007 stock incentive plan. The stockholders elected management’s nominees as directors in an uncontested election, ratified the appointment of the registered public accounting firm and approved the 2007 stock incentive plan by the following votes, respectively:

Matter
Proposal #1: The Election of Directors

	Votes For	Withheld
Joseph P. Caruso	12,621,551	3,715,069
Jeanne Cohane	15,980,954	355,668
Nicolas P. Economou	15,985,501	351,121
James Martin	15,978,712	357,909
A. Neil Pappalardo	15,485,779	850,842
Louis (Dan) Valente	12,203,355	4,133,265

Matter
Proposal #2: The Ratification of Ernst & Young LLP as the Company's Auditors

	Votes For	Votes Against	Abstained
Ernst & Young LLP	16,280,584	40,598	15,438

Matter
Proposal #3: To Approve 2007 Stock Incentive Plan

Votes For	Votes Against	Abstained
6,425,709	4,293,387	40,188

Item 5. Other information

      None.

Item 6. Exhibits

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: August 3, 2007	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: August 3, 2007	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

38