Form 10-Q
period 2007-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2007-11-02
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended September 30, 2007
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The number of shares of common stock outstanding at November 1, 2007 was 18,295,706.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$65,040,540	$36,817,257
Available-for-sale investments, at market value	55,000,000	67,351,822
Accounts receivable, net	21,708,037	15,443,053
Inventories	14,919,432	11,011,710
Deferred tax assets	3,744,559	7,595,000
Other current assets	1,188,111	1,702,263

Total current assets	161,600,679	139,921,105

Property and equipment, net	1,334,168	1,129,985

Other assets	111,074	111,074

Total assets	$163,045,921	$141,162,164

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,631,254	$2,263,029
Accrued liabilities	13,972,012	15,798,076
Deferred revenue	6,259,555	5,969,397

Total current liabilities	22,862,821	24,030,502

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 18,295,706 and 18,063,103 shares, respectively	184,007	180,631
Additional paid-in capital	198,979,176	189,937,701
Accumulated deficit	(55,963,497)	(72,986,670)
Treasury stock, at cost - 105,000 shares	(3,016,586)	--

Total stockholders' equity	140,183,100	117,131,662

Total liabilities and stockholders’ equity	$163,045,921	$141,162,164

See accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Product revenues	$23,073,461	$23,671,555	$78,752,659	$65,678,399
Royalty revenues	5,826,091	3,642,413	10,584,266	18,439,355
Funded product development revenues	1,585,202	707,814	5,434,500	3,015,171
Other revenues	894,189	--	894,189	--

Total revenues	31,378,943	28,021,782	95,665,614	87,132,925

Costs and expenses
Cost of product revenues	7,869,200	7,036,514	26,796,166	18,689,965
Cost of royalty revenues	2,330,436	1,456,969	4,233,706	7,375,742
Research and development	4,187,559	3,303,014	12,242,994	10,468,961
Selling and marketing	5,971,960	5,527,793	18,606,577	16,608,183
General and administrative	4,360,561	2,890,409	11,655,562	4,033,324

Total costs and expenses	24,719,716	20,214,699	73,535,005	57,176,175

Income from operations	6,659,227	7,807,083	22,130,609	29,956,750

Interest income	1,926,745	1,031,530	4,826,121	3,476,494
Other income	--	--	500,000	--

Income before income taxes	8,585,972	8,838,613	27,456,730	33,433,244

Provision for income taxes	3,262,669	470,948	10,433,557	1,454,733

Net income	$ 5,323,303	$ 8,367,665	$17,023,173	$31,978,511

Net income per share
Basic	$ 0.29	$ 0.47	$ 0.93	$ 1.83

Diluted	$ 0.28	$ 0.41	$ 0.88	$ 1.59

Weighted average number of shares outstanding
Basic	18,348,424	17,642,215	18,271,116	17,438,247

Diluted	19,325,562	20,244,414	19,383,122	20,109,935

See accompanying notes to condensed consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,023,173	$31,978,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430,166	345,573
Stock-based compensation expense	166,240	436,211
Provision for bad debt	907,040	434,857
Inventory write-off	489,169	844,454
Tax benefit from the exercise of stock options	(4,672,863)	(225,797)
Changes in assets and liabilities:
Accounts receivable	(7,172,024)	(6,945,828)
Inventories	(4,396,891)	(4,274,395)
Deferred tax asset	3,850,441	--
Other current assets	514,152	(2,486,388)
Accounts payable	368,225	1,035,327
Accrued liabilities	2,846,799	2,182,073
Deferred revenue	290,158	2,971,917

Net cash from operating activities	10,643,785	26,296,515

Cash flows used in investing activities:
Purchases of property and equipment	(634,349)	(455,072)
Purchases of available-for-sale investments	(37,098,178)	(35,077,811)
Proceeds from sale of available-for-sale investments	49,450,000	15,075,000

Net cash from (used in) investing activities	11,717,473	(20,457,883)

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,252,948	5,859,037
Tax benefit from the exercise of stock options	4,672,863	225,797
Purchases of common stock	(3,016,586)	--
Costs incurred related to issuance of common stock	(47,200)	(66,839)

Net cash from financing activities	5,862,025	6,017,995

Net increase in cash and cash equivalents	28,223,283	11,856,627
Cash and cash equivalents, beginning of the period	36,817,257	10,536,144

Cash and cash equivalents, end of the period	$65,040,540	$22,392,771

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,264,780	$972,271

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

        On January 1, 2006, we adopted SFAS 123(R) using the modified-prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified-prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

        During the three months ended September 30, 2007, we granted 482,500 stock-settled stock appreciation rights (“SARs”). The SARs granted to employees and directors become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant.

        Our income before taxes and net income were reduced by $180,200 and $166,200 for the three and nine months ended September 30, 2007 and $94,000 and $436,000 for the three and nine months ended September 30, 2006, as a result of SFAS 123(R) stock-based compensation expense. The compensation expense for the three and nine months ended September 30, 2007 decreased basic and diluted earnings per share by $0.01 while the compensation expense for the three months ended September 30, 2006 had no effect on basic and diluted earnings per share, but reduced basic and diluted earnings per share by $0.02 for the nine months ended September 30, 2006. As of September 30, 2007, there was $6.9 million of unrecognized compensation expense related to non-vested market-based share awards.

      Stock Options

        The following table summarizes all of our stock option activity since December 31, 2006:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,822,367	$0.90 - $26.00	$16.07	7.19	$131,978,861

Granted	--	--	--
Exercised	(337,603)	$0.97 - $26.00	$12.43
Canceled	(4,000)	$4.50 - $16.53	$7.85

Outstanding, September 30, 2007	3,480,764	$0.90 - $26.00	$16.43	6.50	$41,960,671

Exercisable, September 30, 2007	2,115,764	$0.90 - $26.00	$16.37	6.44	$25,635,271

        The total intrinsic value for stock options exercised during the nine months ended September 30, 2007 and 2006 was $10,386,284 and $14,600,328, respectively.

        The following table summarizes information about stock options outstanding as of September 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $1.00	224,361	3.91 years	$0.97	224,361	$0.97
1.97 - 2.19	39,500	2.48 years	1.98	39,500	1.98
3.19 - 4.50	49,930	2.81 years	3.53	49,930	3.53
5.05 - 7.28	75,382	5.81 years	5.07	75,382	5.07
8.11 - 10.72	4,433	6.18 years	10.09	4,433	10.09
13.66 - 16.00	16,333	6.67 years	14.22	16,333	14.22
16.53 - 16.53	2,415,325	6.61 years	16.53	1,050,325	16.53
23.61 - 26.00	655,500	7.60 years	24.64	655,500	24.64

$0.90-$26.00	3,480,764	6.50 years	$16.43	2,115,764	$16.37

        We granted 1,440,000 performance based stock options in 2004 to employees and directors with exercise prices equal to fair market value on the date of grant of $16.53, and which expire ten years from the date of grant. 815,000 of these options vest upon Gillette making a “Launch Decision” (January 7, 2008), and the remaining 625,000 of these options vest twelve months after the Launch Decision (January 7, 2009). If made, the Launch Decision would indicate Gillette’s decision to continue commercialization of a patented home-use, light based hair removal device for women pursuant to our Amended and Restated Development and License Agreement with them, executed February 14, 2007, and effective as of February 14, 2003. As of September 30, 2007, 1,365,000 of the 1,440,000 performance based stock options were outstanding, consisting of 775,000 that will vest upon the Launch Decision, if made, and 590,000 that will vest twelve months after the Launch Decision. We will incur a stock-based payment expense upon the vesting of these performance based options of approximately $6,836,000 upon the Launch Decision and $5,204,000 twelve months after the Launch Decision.

      Stock-Settled Stock Appreciation Rights

        The stock-settled stock appreciation rights (“SARs”) granted since December 31, 2006 are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. For the stock-settled SARs granted since December 31, 2006, the initial SAR valuation per share of the common stock was set at less than the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date.

        The following table summarizes our stock-settled stock appreciation rights activity since December 31, 2006:

	Number of Shares	Weighted Average Initial SAR Valuation	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-	-	-	-

Granted	482,500	$14.40	3.82
Converted	-	-	-
Canceled	-	-	-

Outstanding, September 30, 2007	482,500	$14.40	3.82	$6,798,425

Vested, September 30, 2007	-	-	-	-

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

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At September 30, 2007 and December 31, 2006, inventories consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$ 6,632,410	$ 4,669,750
Work in process	2,034,870	1,998,420
Finished goods	6,252,152	4,343,540

Total	$14,919,432	$11,011,710

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At September 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	September 30, 2007	December 31, 2006	Estimated useful life
Machinery and equipment	$ 1,880,860	$ 1,759,984	3-8 years
Furniture and fixtures	2,944,047	2,516,408	5 years
Leasehold improvements	480,164	394,330	Shorter of estimated useful life or term of lease

	5,305,071	4,670,722
Accumulated depreciation	(3,970,903)	(3,540,737)

Total	$ 1,334,168	$ 1,129,985

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

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the condensed consolidated balance sheets for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warranty accrual, beginning of period	$1,420,702	$972,135	$1,120,420	$874,746
Charges to cost and expenses relating to new sales	397,413	561,738	1,709,350	1,542,176
Costs of product warranty claims	(817,216)	(484,050)	(1,828,871)	(1,367,099)

Warranty accrual, end of period	$1,000,899	$1,049,823	$1,000,899	$1,049,823

Note 6 – Geographic information

        Product revenue from international sources was $9.8 million and $6.0 million for the three months ended September 30, 2007 and 2006, respectively, and $30.9 million and $15.6 million for the nine months ended September 30, 2007 and 2006, respectively. The following table represents the percentage of product revenue by geographic region from customers for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	57.4%	74.8%	60.7%	76.2%
Europe	17.9%	5.6%	13.0%	5.2%
Canada	8.9%	8.1%	9.3%	6.7%
South and Central America	6.6%	1.0%	4.4%	2.0%
Asia/Pacific Rim	3.0%	5.4%	4.5%	3.5%
Japan	2.7%	3.8%	3.6%	4.3%
Middle East	1.9%	1.2%	3.4%	1.2%
Australia	1.6%	0.1%	1.1%	0.9%

Total	100.0%	100.0%	100.0%	100.0%

Note 7 – Net income per common share

        Basic net income per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options, stock appreciation rights, and warrants based on the treasury stock method.

        A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	18,348,424	17,642,215	18,271,116	17,438,247

Potential common shares pursuant to stock options,
stock appreciation rights, and warrants	977,138	2,602,199	1,112,006	2,671,688

Diluted weighted average number of shares outstanding	19,325,562	20,244,414	19,383,122	20,109,935

Note 8 – Arrangements with Massachusetts General Hospital

        Under the terms of a research agreement with the Massachusetts General Hospital Corporation, Massachusetts General Hospital conducted clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light. The Research Agreement had a term of three years and expired in August 2007. We provided Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered as a result of this research.

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital on the sale of certain products as well as 40% of royalties and interest thereof received from third parties. During the three months ended March 31, 2006, the license was amended resulting in approximately $762,000 reduction in accrued royalties. The reduction in accrued royalties was recorded as a reduction in cost of product revenues in the three months ended March 31, 2006.

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

        On September 29, 2006, in response to a first decision point in the Agreement, Gillette decided to continue with the project. On December 8, 2006, over-the-counter clearance was obtained from the United States Food and Drug Administration for the device and, per the Agreement, Gillette was obligated to make a development completion payment to us of $2.5 million, which was paid on December 26, 2006. The $2.5 million payment will be recorded as revenue over a 12 month period, as we are obligated to perform additional services to Gillette during that period in consideration for this payment.

        Gillette will conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette will then decide by January 7, 2008 whether or not to continue with the project (the “Launch Decision”). Upon deciding to continue, Gillette will be obligated to make a development completion payment to us of $10 million. If Gillette decides not to continue to commercialize the device, we may proceed to commercialize the device on our own or with a different party.

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

        For the three months ended September 30, 2007 and 2006, we recognized $958,000 and $50,000 of funded product development revenues from Gillette, respectively. For the nine months ended September 30, 2007 and 2006, we recognized $3.0 million and $900,000 of funded product development revenues from Gillette, respectively. As of September 30, 2007 and 2006, $830,000 and $500,000, respectively, of advance payments received from Gillette for which services were not yet provided were included in deferred revenue.

        For more information, please see the Development and License Agreement and subsequent amendments filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2003, Exhibits 99.1, 99.2, and 99.3 to our Current Report on Form 8-K filed on June 28, 2004, Exhibit 10.30 to our Annual Report on Form 10-K filed on March 6, 2006, and Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed on February 21, 2007.

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

         On August 22, 2007, we signed an amendment to our agreement with Johnson & Johnson to provide for additional development funding for certain development activities. Johnson & Johnson will provide us with quarterly payments of $448,000 for these development activities. We will recognize this revenue as costs are incurred and services are provided.

        For three months ended September 30, 2007 and 2006, we recognized $568,000 and $340,000, respectively, of funded product development revenues from Johnson & Johnson. For nine months ended September 30, 2007 and 2006, we recognized $2.1 million and $1.1 million, respectively, of funded product development revenues from Johnson & Johnson. As of September 30, 2007 and 2006, $448,000 and $340,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        For more information, please see the Joint Development and License Agreement and amendments filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 7, 2004, Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on May 8, 2007, and Exhibits 10.47 and 10.48 to this Quarterly Report on Form 10-Q.

Note 11 – Research contract with the United States Department of the Army

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, we announced that we had been awarded additional funding of $888,000 for a total of $3.4 million and a twelve month extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. On February 26, 2007, the contract was extended for an additional five month extension until September 30, 2007 and on August 8, 2007, the contract was again extended for an additional three months until December 31, 2007. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Our revenue from the contract is subject to government audit.

        For the three months ended September 30, 2007 and 2006, we recognized approximately $59,000 and $318,000, respectively, of funded product development revenues under this agreement. For the nine months ended September 30, 2007 and 2006, we recognized approximately $309,000 and $1.0 million, respectively, of funded product development revenues under this agreement.

Note 12 – Settlement of Cutera Litigation

         On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Cutera admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of these patents in the future. Cutera paid us $22 million as an estimated payment for royalties on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due were subject to an audit by an independent accounting firm which was completed during the fourth quarter of 2006, resulting in an additional $648,000 of royalty and interest. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and nine months ended September 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the Massachusetts General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Starting on April 1, 2006, Cutera began paying us a royalty on sales of its existing light based hair removal systems, and Cutera will pay us a royalty on sales of its later developed light based hair removal systems.

         For the nine months ended September 30, 2006, we recognized $13.6 million of back-owed royalty revenues related to the settlement of the Cutera litigation.

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

        For the nine months ended September 30, 2006, we recognized $2.3 million of back-owed royalty revenues as a result of the Laserscope agreement.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to our Current Report on Form 8-K filed October 26, 2006.

Note 14 – Cynosure Agreement

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

Note 15 – Alma Agreement

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field which is exclusively licensed to the Gillette Company. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us are being determined based on an audit by an independent accounting firm. We have begun to recognize royalty revenue as the amounts become determinable. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all patent royalty and interest thereof from Alma. Beginning March 30, 2007, Alma will pay us a royalty on future sales of its existing and any new light based hair removal systems later developed.

        For the three and nine months ended September 30, 2007, we recognized $3.1 million of back-owed royalty revenues, $894,000 of other revenues for trade dress infringement, and $432,000 of interest on back-owed royalties. At September 30, 2007, we had deferred revenue of $1.6 million related to payments received from Alma.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to our Current Report on Form 8-K filed on April 2, 2007.

Note 16 – Income Taxes

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $2.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we have $2.8 million of unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we had no accrued interest related to uncertain tax positions.

        The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

        Our effective tax rate for the nine months ended September 30, 2007 and 2006 was 38% and 4%, respectively.  The primary components of this provision, in 2006, were minimum federal and state taxes. However, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options and net operating losses (NOL). In 2007, our effective tax rate is the combined federal and state statutory rates.

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

Note 17 – Stock Repurchase Program

         On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.

         During the three months ended September 30, 2007, we used $3.0 million to purchase 105,000 shares of our common stock at an average price of $28.73.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

o	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;

o	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and

o	other risks are indicated below under the caption “Cautionary Statements”.

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

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2006. There have been no material changes to our critical accounting policies as of September 30, 2007, except as noted below:

        Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently analyzing SFAS 157 and believe the adoption of SFAS 157 will not have a material impact on our financial condition, results of operations or liquidity.

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

        Our total revenues for the quarter ended September 30, 2007 were $31.4 million, of which $23.1 million were product revenues. Royalty revenues were $5.8 million, of which $3.1 million related to the recognition of a portion of the back-owed royalties associated with a settlement agreement with Alma Lasers, Inc. Funded development revenues were $1.6 million. Other revenues of $894,000 relate to the recognition of a portion of the trade dress infringement associated with the settlement agreement with Alma. Income before taxes for the third quarter ended September 30, 2007 was $8.6 million.

        We strengthened our balance sheet since the end of last year including increasing our cash and available-for-sale investments by 15% and increasing stockholders’ equity by 20%. Our working capital increased 20% since the end of 2006 and we have no debt.

        We continue to focus on delivering innovative light based systems and products to our customers in order to drive revenue and earnings growth.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2007		2006		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$23,074	73%	$23,672	84%	($598)	(3%)
Royalty revenues	5,826	19%	3,642	13%	2,184	60%
Funded product development revenues	1,585	5%	708	3%	877	124%
Other revenues	894	3%	--	--	894	N/	A

Total revenues	31,379	100%	28,022	100%	3,357	12%

Cost and expenses
Cost of product revenues	7,869	25%	7,037	25%	832	12%
Cost of royalty revenues	2,330	8%	1,457	5%	873	60%
Research and development	4,188	13%	3,303	12%	885	27%
Selling and marketing	5,972	19%	5,528	20%	444	8%
General and administrative	4,361	14%	2,890	10%	1,471	51%

Total cost and expenses	24,720	79%	20,215	72%	4,505	22%

Income from operations	6,659	21%	7,807	28%	(1,148)	(15%)
Interest income	1,927	6%	1,032	4%	895	87%

Income before income taxes	8,586	27%	8,839	32%	(253)	(3%)

Provision for income taxes	3,263	10%	471	2%	2,792	593%

Net income	$5,323	17%	$8,368	30%	$(3,045)	(36%)

18
	Nine Months Ended September 30,
	2007		2006		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$78,753	82%	$65,679	75%	$13,074	20%
Royalty revenues	10,584	11%	18,439	21%	(7,855)	(43%)
Funded product development revenues	5,435	6%	3,015	4%	2,420	80%
Other revenues	894	1%	--	--	894	N/	A

Total revenues	95,666	100%	87,133	100%	8,533	10%

Cost and expenses
Cost of product revenues	26,796	28%	18,690	21%	8,106	43%
Cost of royalty revenues	4,234	4%	7,376	9%	(3,142)	(43%)
Research and development	12,243	13%	10,469	12%	1,774	17%
Selling and marketing	18,607	20%	16,608	19%	1,999	12%
General and administrative	11,655	12%	4,033	5%	7,622	189%

Total cost and expenses	73,535	77%	57,176	66%	16,359	29%

Income from operations	22,131	23%	29,957	34%	(7,826)	(26%)
Interest income	4,826	5%	3,476	4%	1,350	39%
Other income	500	1%	--	--	500	N/	A

Income before income taxes	27,457	29%	33,433	38%	(5,976)	(18%)

Provision for income taxes	10,434	11%	1,454	1%	8,980	618%

Net income	$17,023	18%	$31,979	37%	($14,956)	(47%)

        Product revenues. Sales of the StarLux 300 and 500 Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our product revenues for the three and nine months ended September 30, 2007 and 2006. Product revenues for the three months ended September 30, 2007 decreased by approximately $600,000 as compared to the same period in 2006. This change was driven by a decrease of 12% in sales related to the “Lux” family of products, which includes the StarLux, MediLux, EsteLux and additional handpieces, offset by a 58% increase in the Q-Yag 5 product line and a 54% increase in customer service revenue in comparison to the same period in 2006. For the nine months ended September 30, 2007, product revenues increased by approximately $13.1 million as compared to the same period in 2006. Favorably impacting product revenues was an increase of 18% in sales related to the Lux family of products, a 48% increase in sales relating to customer service, offset by a decrease of 15% from sales related to the Q-Yag 5 product line in comparison to the same period in 2006.

        Product revenue for the three and nine months ended September 30, 2007 consisted of 66% and 70%, respectively, to North American customers where we sell through a direct sales force and 34% and 30%, respectively, outside of North America where we sell through distributors. In comparison to the same three and nine month periods in 2006, in each period, product revenue consisted of 83% to North American customers and 17% outside of North America.

        Royalty revenues. Royalty revenues increased for the three months ended September 30, 2007 in comparison to the same period in 2006. This increase is attributed to four new patent license agreements signed since the third quarter of 2006. Royalty revenues for the nine months ended September 30, 2007 decreased in comparison to the same period in 2006 mainly as a result of the $15.8 million received for back-owed royalties related to a patent settlement in the second quarter of 2006 as well as a new patent license agreement in the third quarter of 2006, offset by $3.1 million of back-owed royalties received in the third quarter of 2007 and four new patent license agreements signed since the third quarter of 2006. Excluding these back-owed royalties, in the nine months ended September 30, 2007, royalty revenues increased 181%.

        Funded product development revenues. Funded product development revenue increased for the three and nine months ended September 30, 2007, in comparison to the same periods in 2006. Funded product development revenue is generated from the development agreements with The Gillette Company, Johnson & Johnson Consumer Companies, Inc., and the United States Department of the Army.

        For the three months ended September 30, 2007 and 2006, we recognized $958,000 and $50,000, respectively of funded product development revenues from Gillette. For the nine months ended September 30, 2007 and 2006, we recognized $3.0 million and $900,000, respectively of funded product development revenues from Gillette. Funded product development revenue from Gillette increased over the same periods in 2006 due to a $2.5 million payment received December 8, 2006 being recognized over a twelve month period as we are obligated to perform additional services and remain exclusive to Gillette. In addition, funded product development revenues from Gillette increased due to an amendment to our agreement with Gillette to include the development of a second light based hair removal device for home use which resulted in a payment to be recognized over an eleven month period as costs are incurred and services are provided, ending January 13, 2008. As of September 30, 2007 and 2006, $830,000 and $500,000, respectively of advance payments received from Gillette for which services were not yet provided were included in deferred revenue.

        For the three months ended September 30, 2007 and 2006, we recognized $568,000 and $340,000, respectively of funded product development revenues from Johnson & Johnson. For the nine months ended September 30, 2007 and 2006, we recognized $2.1 million and $1.1 million, respectively of funded product development revenues from Johnson & Johnson. The funded product development revenues from Johnson & Johnson increased over the same periods in 2006 due to an amendment to our agreement with Johnson & Johnson which resulted in revenue being recognized over a six month period which ended August 15, 2007 as costs are incurred and services are provided as well as another amendment which provided for additional development funding. This revenue will be recognized as costs are incurred and services are provided. As of September 30, 2007 and 2006, $448,000 and $340,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light based self-treatment device for Pseudofolliculitis Barbae or PFB. On February 26, 2007, the contract was extended for an additional five month period, ending September 30, 2007 and on August 8, 2007, the contact was extended for an additional three month period, ending December 31, 2007. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. For the three months ended September 30, 2007 and 2006, we recognized approximately $59,000 and $318,000, respectively of funded product development revenues from the United States Department of the Army. For the nine months ended September 30, 2007 and 2006, we recognized approximately $309,000 and $1.0 million, respectively of funded product development revenues from the United States Department of the Army.

        Other revenues. For the three and nine month periods ended September 30, 2007, we recognized $894,000 of other revenue as recognition of a portion of the trade dress infringement associated with the settlement of our lawsuit with Alma.

         Cost of product revenues. For the three month periods ended September 30, 2007 and 2006, the cost of product revenues as a percentage of total revenues was 25%. For the nine month periods ended September 30, 2007 and 2006, the cost of product revenues as a percentage of total revenues were 28% and 21%, respectively. The nine month period in 2006 included a positive adjustment of approximately $762,000 in accrued royalties due to a license amendment, offset by a charge of approximately $145,000 related to an inventory write-down. The remaining increase as a percentage of total revenue for the nine months ended September 30, 2007 as compared to the same period in 2006 was attributed to expansion efforts outside North America, a decrease in average selling prices in the second quarter of 2007, an increase in trade-ups of StarLux 300s to StarLux 500s, and the sale of StarLux 300 demonstration units due to our recent introduction of the StarLux 500.

        Cost of royalty revenues. The cost of royalty revenues increased for the three months ended September 30, 2007 in comparison to the same period in 2006. This increase is attributed to four new patent license agreements signed since the third quarter of 2006. The cost of royalty revenues for the nine months ended September 30, 2007 decreased in comparison to the same period in 2006 mainly as a result of the $15.8 million received for back-owed royalties related to the settlement of a patent infringement lawsuit in the second quarter of 2006 and a new patent license agreement in the third quarter of 2006, offset by $3.1 million of back-owed royalties received in the third quarter of 2007. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2006.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to our continued commitment of introducing new technology and enhancing our current family of products.

        For the three and nine months ended September 30, 2007, expenses relating to the Gillette agreement increased by $339,000 and $187,000, respectively, as compared to the same periods in 2006. The increase in the three months ended September 30, 2007 was mainly due to increases of $126,000 for payroll and payroll related expenses, $108,000 for clinical, consulting, and overhead expenses, and $105,000 for material costs. The increase in the nine months ended September 30, 2007 was mainly due to increases of $174,000 for payroll and payroll related expenses and $39,000 for material costs, offset by an increase of $26,000 for clinical, consulting and overhead expenses.

        Expenses relating to the Johnson & Johnson agreement increased during the three and nine months ended September 30, 2007 by $296,000 and $778,000, respectively. The increase for the three months ended September 30, 2007 was mainly due to increases of $300,000 for material costs and $77,000 for payroll and payroll related expenses, offset by $85,000 for other clinical, consulting and overhead expenses as compared to the same period in 2006. The increase in the nine months ended September 30, 2007 was mainly due to an increase of $479,000 for material costs, $190,000 for payroll and payroll related expenses, and $88,000 from other clinical, consulting and overhead expenses as compared to the same period in 2006.

        For the three and nine months ended September 30, 2007, expenses relating to the United States Department of the Army decreased by approximately $239,000 and $663,000, respectively, in comparison to the same periods in 2006. The decrease for the three months ended September 30, 2007 was mainly due to $158,000 less payroll and payroll related expenses, $58,000 less material costs, and a $23,000 reduction in other clinical, consulting and overhead expenses. The decrease for the nine months ended September 30, 2007 was mainly due to $436,000 less payroll and payroll related expenses, $96,000 less material costs, and a $130,000 reduction in other clinical, consulting and overhead expenses.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products and research and development overhead increased by $489,000 and $1.5 million for the three and nine months ended September 30, 2007 as compared to the same period in 2006.

        Selling and marketing expense. For the three months ended September 30, 2007, selling and marketing expense increased by $444,000, or 8%, over the comparable period in 2006. For the quarter ended September 30, 2007, selling and marketing increased by $211,000 from payroll and payroll related expenses, $178,000 from our new international office, $44,000 related to commission expense, and $33,000 related to tradeshow expenses as compared to the same period in 2006. For the nine months ended September 30, 2007, selling and marketing expense increased by $2.0 million, or 12%, over the comparable period in 2006 which includes a $230,000 write-off of demonstration inventory. For the nine month period ended September 30, 2007, selling and marketing increased by $439,000 from payroll and payroll related expenses, $307,000 related to commission expense, $222,000 related to tradeshow expenses, $457,000 from our new international office, and $260,000 related to consultants as compared to the same period in 2006. These increases directly correlate with our increased revenues and costs associated with our continued expansion.

        General and administrative expense. For the three months ended September 30, 2007, general and administrative expenses increased by $1.5 million over the comparable period in 2006. For the quarter ended September 30, 2007, general and administrative expense increased $1.3 million from legal expenses related to patent litigation, $531,000 from bad debt write offs, $129,000 in other overhead expenses, and $126,000 from payroll and payroll related expenses, offset by a decrease of $650,000 from incentive compensation as compared to the same period in 2006. For the nine months ended September 30, 2007, general and administrative expense increased by $7.6 million over the comparable period in 2006. For the nine months ended September 30, 2007, general and administrative expenses increased $3.1 million from legal expenses related to patent litigation excluding the $3.8 million received in the second quarter of 2006 as a result of the Cutera settlement for legal expense reimbursement and the $275,000 received in the third quarter of 2007 related to a new patent license agreement, $472,000 from bad debt write offs, $224,000 from payroll and payroll related expenses, and $289,000 in other overhead expenses, offset by a decrease of $50,000 from incentive compensation as compared to the same period in 2006. These increases are mainly attributed to our continued focus on financial growth and our continued efforts regarding the ongoing patent infringement lawsuits.

        Interest income. Interest income increased for the three and nine months ended September 30, 2007 over the comparable periods in 2006 due to $259,000 of interest received in 2007 on back-owed royalty revenues related to a new patent license agreement and an increase in cash balance, offset by $1.2 million of interest received in 2006 on back-owed royalty revenues.

        Other income. Other income for the nine months ended September 30, 2007 includes cash received related to the expiration of a standstill agreement.

        Provision for income taxes.  We file income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” Our effective tax rate for the three months ended September 30, 2007 and 2006 was 38% and 5%, respectively. The primary components of this provision, in 2006, were minimum federal and state taxes. In 2006, our cash tax liabilities were partially offset with the tax benefit from the exercise of stock options and NOLs. In 2007, our effective tax rate is the combined federal and state statutory rates.

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

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Nine months ended September 30,		Change
	2007	2006	$	%
Cash flows from operating activities	$10,644	$26,297	$(15,653)	(60%)
Cash flows from (used in) investing activities	11,717	(20,458)	32,175	157%
Cash flows from financing activities	5,862	6,018	(156)	(3%)
Capital expenditures, net	$634	$455	$179	39%

Additionally, our cash and investment position, accounts receivable, inventories and working capital are shown below for the periods indicated (in thousands).
			Change
	September 30, 2007	December 31, 2006	$	%
Cash and cash equivalents	$ 65,041	$ 36,817	$ 28,224	77%

Available-for-sale investments, at market value	55,000	67,352	(12,352)	(18%)
Accounts receivable, net	21,708	15,443	6,265	41%
Inventories, net	14,919	11,012	3,907	35%
Working capital	138,738	115,891	22,847	20%

        At September 30, 2007, we had $120 million in cash and cash equivalents and available-for-sale investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of September 30, 2007, we had no borrowings or debt.

        Cash flows from operating activities for the nine months ended September 30, 2007, decreased compared to the same period in 2006 which includes the back-owed royalties received from Cutera. This decrease in operating activity cash flows reflects a decrease in net income, a decrease in stock compensation expense, an increase in tax benefit from stock option exercises, and a decrease in inventory write-offs, offset by a decrease in working capital requirements and an increase in bad debt provision in the third quarter of 2007. Cash flows related to investing activities increased for the nine months ended September 30, 2007, compared to the same period in 2006. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash flows from financing activities decreased for the nine month period ended September 30, 2007, compared to the same period in 2006. This decrease was primarily due to a decrease in proceeds from stock option exercises and the repurchase of common stock, offset by an increase in tax benefits related to stock option exercises.

        We anticipate that capital expenditures for the remainder of 2007 will total approximately $250,000, consisting primarily of leasehold improvements, machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

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

Contractual obligations

        On August 1, 2004, we entered into a new agreement with Massachusetts General Hospital whereby they agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light. The agreement had a term of three years and expired August 2007. We provided Massachusetts General Hospital at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, the inventions we fund that are discovered as a result of this research.

        We are a party to a license agreement, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense for the three and nine months ended September 30, 2007 totaled approximately $2.9 million and $6.1 million, respectively.

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

        On July 30, 2007, we signed an amendment to our lease to add an additional 13,600 square feet. Rent expense, including this new lease, will total approximately $1.3 million per year, expiring in August of 2009.

        The following table summarizes our estimated contractual cash obligations as of September 30, 2007, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease	$ 2,489	$ 1,301	$ 1,188	$ --	$ --
Purchase commitments	5,769	5,769	--	--	--

Total contractual cash obligations	$ 8,258	$ 7,070	$ 1,188	$ --	$ --

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

26
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

Our effective income tax rate may vary significantly.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, changes in the valuation of our deferred tax assets, future levels of research and development spending, deductions for employee stock option exercises being different than what we projected, and changes in overall levels of income before taxes.

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

We forecast sales to determine requirements for components and materials used in our products and if our forecasts are incorrect, we may experience either delays in shipments or increased inventory costs.

        To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs and enter into purchase orders on the basis of these requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. If our business expands, our demand for components and materials would increase and our suppliers may be unable to meet our demand. If we overestimate our component and material requirements, we will have excess inventories, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventories, which could interrupt, delay, or prevent delivery of our products to our customers.

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

        We work with and conduct research with many third parties and disputes may arise with these third parties regarding the ownership or inventorship of intellectual property rights. Although there are generally contracts with third parties, it is difficult to predict how such disputes would be resolved.

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

        Candela Corporation has filed two patent infringement lawsuits against us. (See Part II. Item 1 Legal Proceedings.) Litigation with Candela has been and is expected to continue to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

        The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        On April 2, 2007, we announced the resolution of our lawsuit against Alma Laser, Inc. through the execution of a Non-Exclusive Patent License Agreement, a Trade Dress Settlement Agreement, and a Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,595,568 & 5,735,844 & corresponding foreign patents and applications in the professional field, excluding the consumer field which is exclusively licensed to Gillette. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma paid us an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 through the date of settlement, plus interest and reimbursement of our legal costs. Alma also paid us an estimated payment for trade dress fees on past sales of their Harmony and Aria Systems and interest, and Alma agreed to change the trade dress of the Harmony and Aria systems within the next six to nine months. The final amounts due to us are subject to an audit by an independent accounting firm which was completed in the third quarter of 2007. Alma is disputing some of the amounts owed under the audit. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing light based hair removal systems, and Alma will pay us a royalty on sales of its later developed light based hair removal systems.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to a Current Report on our Form 8-K filed April 2, 2007.

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. This lawsuit has been transferred to the judge who presided over Palomar v Cutera, Inc. We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further alleged that Candela’s new GentleMAX system willfully infringes U.S. Patent No. 5,735,844 and that Candela’s new Light Station system willfully infringes both U.S. Patent Nos. 5,735,844 and 5,595,568. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007, we filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s new allegations. A claim construction hearing, sometimes called a “Markman Hearing”, was held August 2, 2007, and we are waiting on a ruling from the Judge. No trial date has yet been set.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counter claim of inequitable conduct. Following a scheduling hearing on January 18, 2007, the Judge set a partial discovery schedule but did not yet set a date for a claim construction hearing, sometimes called a “Markman Hearing.” We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On July 13, 2007, we filed an amended answer to Candela’s first amended complaint including counter claim of inequitable conduct. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement and invalidity. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States. A claim construction hearing, sometimes called a “Markman Hearing”, is scheduled for November 13, 2007.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program *
August 13 - September 30, 2007	105,000	$ 28.73	105,000

    * On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

      None.

Item 5. Other information

      None.

Item 6. Exhibits

10.46	Third Amendment to Lease for 80/82 Cambridge Street, Burlington, MA dated July 30, 2007.

10.47+	Third Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated August 15, 2007

10.48+	Fourth Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated August 22, 2007

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed under request for confidential treatment.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: November 2, 2007	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: November 2, 2007	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

40