Form 10-K
period 2007-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2008-03-06
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

82 Cambridge Street, Burlington, Massachusetts 01803 Registrant's telephone number, including area code: (781) 993-2300 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ -Global Select Market
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐   Accelerated filer ☒    Non-accelerated filer ☐  Smaller reporting company ☐

                          (Do not check if a smaller
                reporting company)

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2007 was $500,079,257. The number of shares outstanding of the registrant’s common stock as of the close of business on March 4, 2008 was 18,338,012.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders, which is expected to be filed on or before April 29, 2008.

PART I

        Item 1. Business

Introduction

        Palomar is a leading researcher and developer of innovative aesthetic light-based systems for hair removal and other cosmetic procedures, including both lasers and high powered lamps. For over a decade, we have been on the forefront of technology breakthroughs.

        Highlights of the development of our business over the past five years include the following:

o	2003 we signed a Development and License Agreement with The Gillette Company to complete development and commercialize a patented home-use, light-based hair removal device for women
o	2004 we introduced the StarLux® Pulsed Light and Laser system which incorporates a single power supply system capable of operating both lasers and lamps
o	2004 we were awarded a research contract by the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae
o	2004 we signed a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company (NYSE: JNJ), to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne
o	2005 we were awarded additional funding and a one year extension for our research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae
o	2005 we began shipping the Lux 1064™ handpiece for use with the StarLux System for removal of leg veins and other conditions
o	2005 we began shipping the Lux IR™ Fractional Infrared handpiece for use with the StarLux System for deep heating for pain relief and in 2006 we received FDA clearance for soft tissue coagulation
o	2006 we were awarded additional funding and a five month extension for our research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae
o	2006 we began shipping the Lux1540™ Fractional Laser handpiece for use with the StarLux System for soft tissue coagulation and non-ablative skin resurfacing
o	2006 we received a 510(k) over-the-counter (OTC) clearance from the FDA for a new, patented, home-use, light-based hair removal device
o	2007 we introduced the StarLux® 500 Laser and Pulsed Light System featuring 70% more power and increased functionality and speed of treatment
o	2007 we introduced new handpieces including:
o	LuxDeepIR™ Fractional handpiece, the second generation of the LuxIR™ Fractional handpiece, including advanced cooling, contact sensors and longer pulse duration, and
o	LuxYs™ Pulsed Light handpiece for permanent reduction of lighter, finer hair
o	2007 we were awarded a five month and an additional three month extension for our research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae
o	2007 we expanded our Development and License Agreement with Gillette to allow for the development of an additional home-use, light-based hair removal device for women. In December 2007, we announced an extension of a Launch Decision under this Agreement to allow the parties to negotiate terms for a potential new agreement.
o	2007 and early 2008 we introduced new fractional handpieces including:
o	Lux2940™ Fractional Laser handpiece for ablative skin resurfacing and,
o	Lux1440™ Fractional Laser handpiece for faster non-ablative soft tissue coagulation and skin resurfacing.
1
o	2008 we entered into a License Agreement with The Procter & Gamble Company and its wholly owned subsidiary The Gillette Company under which we granted a non-exclusive license to certain patents and technology to commercialize home-use light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003 which was amended and restated in February 2007.

        We are continuously researching, developing and testing new and exciting innovations for a variety of cosmetic applications, such as:

o	skin rejuvenation, including tone and texture
o	skin tightening, including laxity and lifting
o	pigmented lesion removal, such as sun and age spots, freckles and melasma
o	vascular lesion removal, such as spider veins, cherry angiomas and rosacea
o	leg vein removal
o	acne treatment
o	scars, including acne scars, stretch marks and warts
o	fat reduction, including cellulite

        Palomar, a Delaware corporation, was organized in 1987 to design, manufacture, market and sell lasers and other light-based products and related disposable items and accessories for use in medical and cosmetic procedures. We became a public company in December 1992. We obtained FDA clearance to market our EpiLaser® ruby laser hair removal system in March 1997 and were well positioned to focus on what we believed was the most promising product in our core laser business. Under the direction of a new board and management team, we undertook a program in 1997, which was completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses which we believed held the greatest promise for maximizing stockholder value. Our exclusive focus became the use of lasers and other light-based products in dermatology and cosmetic procedures.

        We became the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer™ diode laser system. The LightSheer was the first generation of high-powered diode lasers designed for hair removal, and like our EpiLaser and other prior hair removal products, the LightSheer incorporated technology protected by patents licensed exclusively to us from the General Hospital Corporation doing business as Massachusetts General Hospital.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. On June 28, 2004, we announced with Gillette that we completed the initial phase of our agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. In September 2006, we announced that Gillette had made the decision to move into the next phase of our agreement. On December 8, 2006, we became the first company to receive a 510(k) over-the-counter (OTC) clearance from the FDA for a new, patented, home-use, light-based hair removal device. OTC clearance allows the product to be marketed and sold directly to consumers without a prescription. Under our agreement, Gillette paid us $2.5 million following our receipt of the OTC clearance as we were obligated to perform additional services and remain exclusive with Gillette during a twelve month period. In February 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light-based hair removal device for home-use, and we also announced that we had executed an Amended and Restated Joint Development Agreement to incorporate other prior amendments and several new amendments to allow for more open collaboration through commercialization. On December 21, 2007, we announced an amendment to our agreement with Gillette to extend the “Launch Decision” from January 7, 2008 until February 29, 2008 to enable the parties to enter into negotiations for a potential new agreement to replace the existing agreement. On March 3, 2008, we announced with The Procter & Gamble Company (“P&G”) that we had entered into a License Agreement with The Procter & Gamble Company and its wholly owned subsidiary The Gillette Company under which we granted a non-exclusive license to certain patents and technology to commercialize home-use light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003 which was amended and restated in February 2007.

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae, or PFB, commonly known as “razor bumps.” On October 25, 2005, we announced that we were awarded additional funding of $888,000 for a total of $3.4 million and a twelve month contract extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. Since April 30, 2007, the contract has been extended on multiple occasions and currently has been extended through March 31, 2008.

        On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. On August 22, 2007, we signed an amendment to our agreement with Johnson & Johnson to provide for additional development funding for certain development activities.

        We have two operating subsidiaries. Palomar Medical Products, Inc. is located at our headquarters in Burlington, Massachusetts and oversees the manufacture and sale of our laser and lamp-based systems currently on the market. Palomar Medical Technologies BV is located in Amsterdam, The Netherlands, and markets our products in Europe, Middle East, and Africa as well as provides certain services of our products for those regions.

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

Business Strategy

        With our strong focus on both the professional and consumer markets, we believe we are positioned to capitalize on the ever expanding market for improving personal appearance. Our strategy is three-fold: growth of our professional business, driving our technology into the mass consumer markets, and executing our intellectual property enforcement strategy.

Growth of Professional Business.

Innovative Products. We grow our professional business by investing significant resources in research and development to allow us to continually introduce innovative, patented products. For example, in March 2007, we began shipping the new StarLux 500 Laser and Pulsed Light System, and recently we introduced two new handpieces for that system, the Lux2940 Fractional Handpiece for ablative skin resurfacing and the Lux1440 Fractional Handpiece for faster non-ablative skin resurfacing. We have led the industry in offering platforms that allow practitioners to grow their practice by adding handpieces for additional applications and by moving to higher power, more sophisticated systems. This strategy has been favorably received through the years by our customers allowing us to leverage our installed base.

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

3
Increasing International Presence. We are expanding our international presence which we believe will be a significant opportunity for us. In 2007, we opened an office in Amsterdam, The Netherlands, to oversee our marketing efforts in Europe, Middle East, and Africa and provide certain services for our products in these areas. On January 9, 2008, we announced our international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane, one of the most popular and widely distributed dermal fillers in the world. Q-MED sells Restylane globally through a network of fully owned sales companies, partners and distributors. The transition from our existing distributors to Q-MED shall be on a country-by-country basis as the companies agree on the terms of each transition. We plan to work with Q-MED and current distributors to determine how each distributor might successfully work with Q-MED during and after each country is transitioned.

Driving Our Technology into Consumer Market. We direct significant resources toward driving our technology into the mass consumer markets, including with both Johnson & Johnson Consumer Companies, Inc. and The Procter & Gamble Company, and its wholly owned subsidiary The Gillette Company.

Intellectual Property Enforcement. We are executing on our intellectual property enforcement strategy. We have a portfolio of patents in a number of areas. In the light-based hair removal area, we enforced a patent against Cutera, Inc. in a lawsuit which was successfully concluded in June 2006. In October 2006, we announced that Cynosure agreed to take a license to our hair removal patents. Several other competitors, Lumenis, Iridex, Ellipse A/S (formerly Danish Dermatologic Development A/S), and New Star Lasers, Inc. (d/b/a CoolTouch, Inc.), also pay us royalties on sales of hair removal products. In July 2006, we again tested the light-based hair removal patents when we sued Alma Lasers, Inc. for patent infringement. This lawsuit was successfully concluded in March 2007 with Alma admitting that their products infringe our patents and that the patents are both valid and enforceable. In August 2006, we filed suit against Candela Corporation for infringement of these hair removal patents. We are reviewing various strategies with additional parties, including granting additional licenses and further litigation, if necessary, which would seek money damages as well as injunctions. (For more information about our patent litigation, see Item 3 Legal Proceedings and Note 7 of Notes to our Consolidated Financial Statements.)

Financial Information About Industry Segments

        We conduct business in one industry segment, medical and cosmetic products and services.

Principal Products

        We research, develop, manufacture, market, sell and service light-based products used to perform procedures addressing medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies that include, but are not limited to:

o	Hair removal
o	Removal of vascular lesions such as rosacea, spider veins, port wine stains and hemangiomas
o	Removal of leg veins
o	Removal of benign pigmented lesions such as age and sun spots, freckles and melasma
o	Tattoo removal
o	Acne treatment
o	Skin resurfacing
o	Pseudofolliculitis Barbae or PFB treatment
o	Treatment of red pigmentation in hypertrophic and keloid scars
o	Treatment of verrucae, skin tags, seborrheic keratosis
o	Skin tightening through soft tissue coagulation
o	Scars, including acne scars, stretch marks and warts
o	Soft tissue coagulation
o	Other skin treatments

        Lux Platform. With increasing market acceptance of light-based treatments for new applications, we recognized the need for a cost effective platform that could expand with the needs of our customers. In 2001, we announced the first product with the Lux Platform: the EsteLux® Pulsed Light System. In March 2003, we introduced the higher priced MediLux™ Pulsed Light System with the same six handpieces, but also with higher power, faster repetition rate and a new snap-on connector for faster changes between handpieces. In February 2004, we enhanced the upgrade opportunities for our customers with the introduction of the StarLux® Pulsed Light and Laser System with increased power, a computer controlled touch screen, instant handpiece recognition, active contact cooling, and a long pulse Nd:YAG laser handpiece, the Lux1064™. In February 2005, we introduced a new infrared handpiece, the LuxIR™. In June 2006, we introduced and began shipping the Lux1540™ Fractional Laser handpiece. In February 2007, we introduced the StarLux® 500 Pulsed Light and Laser System with 70% more power and increased functionality and speed of treatment as compared to the original StarLux System. Capable of achieving higher peak and average power for greater efficacy with increased contact cooling for added safety and comfort, the StarLux 500 offers customers faster treatment times, more flexibility and improved results. The StarLux 500 supports the suite of StarLux handpieces, as well as several handpieces introduced in 2007 and early 2008, the LuxDeepIR™ handpiece, and the LuxYs™ handpiece, and two new handpieces, the Lux2940 fractional handpiece for ablative treatment and the Lux1440 fractional handpiece for non-ablative treatment.

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

        The Lux pulsed light handpieces combine the latest technology with simple, streamlined engineering that is both effective and economical. Long pulse widths and AccuSpectrum™ filtering provide increased safety and efficacy. Efficacy is further improved through our Photon Recycling process which increases the effective fluence by capturing light scattered out of the skin during treatments and redirecting it back into the treatment target. Offering one of the largest spot sizes in the market and high repetition rates allows for fast coverage which is especially important when removing hair from large areas such as legs and backs. A back or a pair of legs can be treated in approximately thirty minutes, and a smaller area, such as the underarms, in even less time. The system’s simple operation opens its applications to a wider band of worldwide users.

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

        StarLux 300. In February 2004, we launched the StarLux® 300 Laser and Pulsed Light System, and in June 2004, we began shipping this system. The StarLux 300 has a single power supply capable of operating both lasers and lamps. The StarLux 300 includes increased power, active contact cooling and a full color touch screen for easy operation. The StarLux 300 operates five of the EsteLux / MediLux handpieces, namely the LuxY, LuxG, LuxR, LuxRs, and LuxV. In addition, the increased power of the StarLux 300 allows for the operation of a long pulse Nd:YAG laser handpiece, the Lux1064™. In January 2005, the Lux1064 laser handpiece received FDA clearance for a variety of applications, including but not limited to removal of pigmented and vascular lesions, including visible leg veins. The Lux1064 is a high power laser handpiece featuring Smooth Pulse technology and Active Contact Cooling while also providing multiple spot sizes.

        Our patented Active Contact Cooling technology sends a chilled water supply through the StarLux 300 handpieces, thus cooling the skin before, during, and after treatment. This feature is designed to ensure safety and comfort during treatment. The StarLux 300’s high-powered treatments deliver long-lasting and even permanent results. The StarLux 300 full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters.

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

        In February 2007, we introduced the LuxYs™ Pulsed Light handpiece for permanent reduction of lighter, finer hair.

        StarLux 500. In February 2007, we launched the StarLux® 500 Laser and Pulsed Light System, and began shipping in March 2007. The StarLux 500 provides 70% more power and increased functionality and speed of treatment as compared to the StarLux 300. The StarLux 500 operates all the handpieces available for the StarLux 300 System as well as the LuxDeepIR™ handpiece. The LuxDeepIR Fractional handpiece is an upgrade of the LuxIR Fractional handpiece and includes advanced cooling, contact sensors and longer pulse duration for improved safety and efficacy. In addition, in December 2007, we began shipping the Lux2940™ Fractional handpiece for ablative skin resurfacing, and in February 2008, we announced the Lux1440™ Fractional handpiece for faster non-ablative skin resurfacing.

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

        Legacy Products. We no longer sell the EpiLaser™ or E2000™ hair removal laser systems, the RD-1200™ Q-switched ruby laser, SLP1000® Diode Laser System or the NeoLux Pulsed Light System. However, we continue to service these systems. The service of the RD-1200, Epilaser and E2000 have been contracted out to a third party service provider, and we have the option of contracting out the service of the SLP1000 systems to this same party.

Global Distribution

        We currently employ a global network of strategic distributors throughout Europe, Japan, Australia, South and Central America, the Far East, and the Middle East. As of December 31, 2007, we utilized 40 distributors in 50 countries. To improve our international sales and marketing efforts, in January 2008, we executed an international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane, one of the most popular and widely distributed dermal fillers in the world. Q-MED sells Restylane globally through a network of fully owned sales companies, partners and distributors. The transition from our existing distributors to Q-MED shall be on a country-by-country basis as the companies agree on the terms of each transition. We plan to work with Q-MED and current distributors to determine how each distributor might successfully work with Q-MED during and after each country is transitioned.

        To further improve our international sales and marketing efforts, we opened a new subsidiary in The Netherlands. We use this location to coordinate various marketing and distribution activities in Europe, Middle East and Africa as well as provide certain services for our products sold in Europe.

        The following table shows product revenue relating to our international sales activities during each of the last three fiscal years by geographic region:

At December 31,	2007	2006	2005
North America	71%	81%	77%
Europe	12%	6%	6%
South and Central America	5%	2%	2%
Asia / Pacific	4%	5%	2%
Japan	4%	4%	8%
Middle East	3%	1%	2%
Australia	1%	1%	3%

Total	100%	100%	100%

Products Under Development

        We are engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other light-based products for the removal of unwanted hair, tattoos, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including skin resurfacing, skin tone and texture as well as other cosmetic applications. We perform our own research and we also fund research at various institutions throughout the world. Product development is performed by scientists and engineers at our headquarters. We direct resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions and tattoos, acne and skin resurfacing, and other products for new markets, such as fat reduction, including the treatment of cellulite.

Production, Sources and Availability of Materials

        Our manufacturing operations are located in Burlington, Massachusetts. We maintain control of and manufacture most key subassemblies in-house. Manufacturing consists of the assembly and testing of components purchased from outside suppliers and contract manufacturers. Each fully assembled system is subjected to a rigorous set of tests prior to shipment to the end user. We have obtained ISO 13485 2003, CDN MDR, and Council Directive 93/42/EEC approvals. We are registered with the Federal Food and Drug Administration.

        We depend and will depend upon a number of outside suppliers for components used in our manufacturing process. Most of our components and raw materials are available from a number of qualified suppliers. If our suppliers are unable to meet our requirements on a timely basis, production could be interrupted until an alternative source of supply is obtained.

Patents and Licenses

        Our success and ability to compete are dependent on our ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We are presently the exclusive licensee of two United States patents and the non-exclusive licensee of three United States patents as well as corresponding foreign patents and pending applications owned by Massachusetts General Hospital, and we are the joint owner with Massachusetts General Hospital of seven other United States patents as well as corresponding United States pending applications and foreign patents and pending applications. In addition, we are the sole owner of twenty-six United States patents as well as corresponding and non-corresponding United States pending applications and foreign patents and pending applications, and have rights to other patents under exclusive and non-exclusive licenses.

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

        Management believes that none of our current products infringe upon valid claims of patents owned by third parties. However, there have been claims made against us and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (For more information about our patent litigation, see Item 3 Legal Proceedings and Note 7 of Notes to our Consolidated Financial Statements.)

Backlog

        Generally, we do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

Competition

        The market in which we are engaged is subject to intense competition and rapid technological change. Our competitors include but are not limited to: Candela, Inc., Cutera, Inc., Cynosure, Inc., Syneron, Inc., Lumenis, Inc., Alma, Inc., Iridex, Inc., Reliant Technologies, Inc., and other smaller competitors. Some of our competitors have greater financial, marketing, and technical resources than we have. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to that of ours. We expect that there may be further consolidation of companies within the light-based industry via acquisitions, partnering arrangements or joint ventures. We compete primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service. To remain competitive, we will be required to continue to develop new products and periodically enhance our existing products.

Food and Drug Administration Regulations

        All of our current products are light-based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. The types of medical devices that we seek to market in the United States generally must receive either “510(k) clearance” or “PMA approval” in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product it proposes to market and failure to do so could adversely affect our ability to sell products.

Number of Employees

        As of December 31, 2007, we employed 252 people. We are not subject to any collective bargaining agreements, have not experienced a work stoppage and consider our relations with our employees to be good.

Available Information

        Our internet site is www.palomarmedical.com. You can access our Investor Relations webpage through our internet site by clicking on the “Investors” link to the heading “SEC Filings.” We make available free of charge, on or through our Investor Relations webpage, our proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. We have also made our Code of Conduct available through our internet site by clicking on the “Corporate Governance” link under “Investors.”

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

        The aesthetic light-based (both lasers and lamps) treatment system industry is subject to continuous technological development and product innovation. If we do not continue to be innovative in the development of new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. We compete in the development, manufacture, marketing, sales and servicing of light-based devices with numerous other companies, some of which have substantially greater direct worldwide sales capabilities. Our products also face competition from medical products, prescription drugs and cosmetic procedures, such as electrolysis and waxing.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Without necessary clearances, we may be unable to sell products and compete effectively.

        All of our current products are light-based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. In the event that we do not obtain FDA clearances, our ability to market products in the United States and revenue derived there from may be adversely affected.  The types of medical devices that we seek to market in the U.S. generally must receive either “510(k) clearance” or “PMA approval” in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process can be expensive and usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer from the time the pre-market approval application is submitted to the FDA until an approval is obtained.

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

o	governmental regulations may change or administrative actions may occur that cause delays; and
o	the interim or final results of the clinical trials may be inconclusive or unfavorable as to safety or effectiveness.

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

Outside of the United States, we rely on third party distributors to market and sell a large portion of our products. Due to our January 2008 international distribution agreement with Q-MED AB, we will be terminating or changing our relationship with our current distributors as we transition to Q-MED as our exclusive distributor outside of North America. During this transition period, current distributors may not commit the necessary resources to effectively market and sell our products and we may not be able to collect receivables due for past sales to these distributors and our business and operating results may be harmed. Our relationship with Q-MED may not be successful and our business and operating results may be harmed.

        In the United States, we sell our products through our internal sales organization. Outside of this market, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. On January 9, 2008, we announced our international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane, one of the most popular and widely distributed dermal fillers in the world. Q-MED sells Restylane globally through a network of fully owned sales companies, partners and distributors. The transition from our current distributors to Q-MED shall be on a country-by-country basis as the companies agree on the terms of each transition. We plan to work with Q-MED and current distributors to determine how each distributor might successfully work with Q-MED during and after the time each country is transitioned. The relationship with most, if not all, of our current distributors will be terminated or changed. During this transition period, our relationship with current distributors may be damaged such that they may not commit the necessary resources to effectively market and sell our products and may leave us with a greater collection risk on our outstanding receivables from these distributors. In addition, the transition to and our future relationship with Q-MED may not be successful. If the current distributors do not perform adequately or if our agreement with Q-MED is unsuccessful, our revenue from international sales may be adversely affected and our operating results could suffer.

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

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA’s regulatory scheme is complex, especially the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. Because some of our products involve the use of lasers, those products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the Quality System Regulation and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. The complexity of the Quality System Regulation makes complete compliance difficult to achieve. Also, the determination as to whether a Quality System Regulation violation has occurred is often subjective. If the FDA finds that we have failed to comply with the Quality System Regulation or other applicable requirements or failed to take satisfactory corrective action in response to an adverse Quality System Regulation inspection or comply with applicable laser performance standards, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as fines, injunctions, criminal and civil penalties, recall or seizure of our products, operating  restrictions, partial suspension, or total shutdown of our production, refusing to permit the import or export of our products, delaying or refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted or criminal prosecution, any of which could cause our business and operating results to suffer.

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

        We are dependent upon third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf.  We are also dependent upon third-party researchers to grant us licensing terms, which may or may not be favorable, for products and technology they may develop. We provide research funding, light technology and optics know-how in return for licensing rights with respect to specific dermatologic and cosmetic applications and patents. In return for certain exclusive license rights, we are subject to due diligence obligations in order to maintain such exclusivity.  Our success will be dependent upon the results of research with our partners and meeting due diligence obligations. We cannot be sure that third-party researchers will agree with our interpretation of the terms of our agreements, that we will meet our due diligence obligations, or that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

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

         We develop light-based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts. A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse affect on inventory and inventory reserves. Any extended interruption in our supplies of third party components could materially harm our business.

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

Our proprietary technology has only limited protections which may not prevent competitors from copying our new developments. This may impair our ability to compete effectively. We may expend significant resources enforcing our intellectual property rights to prevent such copying, and our intellectual property could be determined to be not infringed, invalid or unenforceable.

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

        We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream. A few of these competitors entered into license agreements only after we sued them for patent infringement. We are currently enforcing these patents against Candela Corporation and intend to enforce against other competitors in the future. We do not know how successful we will be in asserting our patents against Candela or other suspected infringers. Whether or not we are successful in the pending lawsuit, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly. (For more information about our patent litigation, see Item 3 Legal Proceedings and Note 7 of Notes to our Consolidated Financial Statements.)

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

         In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  The light-based cosmetic and dermatology industry in particular is characterized by a large number of patents and related litigation regarding patents and other intellectual property rights. Because our resources are limited and patent applications are maintained in secrecy for a period of time, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement, regardless of merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Although patent and intellectual property disputes in the light-based industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. This could have a material adverse effect on our business, results of operations and financial condition.

        Candela Corporation has filed two patent infringement lawsuits against us. (For more information about our patent litigation, see Item 3 Legal Proceedings and Note 7 of Notes to our Consolidated Financial Statements.) Litigation with Candela is expected to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

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

Managing our relationships with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company), Johnson & Johnson Consumer Companies, Inc., and future development partners may divert the attention of key technical personnel and management from the core business.   If, pursuant to rights in their respective agreements with us, any of these parties should end their relationship with us, our stock price could fall, and we may be unable to bring home-use devices to the market.

        We believe that our relationships with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company) and Johnson & Johnson Consumer Companies, Inc. represent unique opportunities to bring light-based devices to the mass market. Significant resources and the attention of key technical personnel and management have been and may continue to be directed to the development and commercialization of such devices even though such devices will not likely be commercialized for several years, if ever.  In addition, we cannot be sure that these parties will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.  During the terms of the agreements, Procter & Gamble and Johnson & Johnson have the ability to choose not to continue and may terminate the agreements.  If either Procter & Gamble or Johnson & Johnson should terminate their agreements with us, we will not receive certain payments, and the price of our common stock could fall significantly.  In that event, we may proceed to develop and commercialize the devices on our own or with a third party.  However, there can be no assurance that we will be able to successfully implement such a strategy.  In addition, after commercialization of such devices, Procter & Gamble and Johnson & Johnson are to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold.  This could have a material adverse effect on our business, results of operations and financial condition.

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

The reduced availability of consumer financing could have a material adverse effect on our results of operations.

        Prior to selling to a new customer, we require proof of financing. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies, and economic conditions, all of which are largely beyond our control. The reduced availability of financing from third party lenders for our customers could affect our sales volume and have a material adverse effect on our results of operations.

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

The liquidity of our investments may decrease.

        As of December 31, 2007, we held approximately $41.9 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities. All of our securities held as of December 31, 2007 succeeded in at least the first auction subsequent to December 31, 2007. During 2008, we have had some auctions fail. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash in the future.

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

19

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        We lease a facility totaling approximately 69,000 square feet of office, manufacturing and research space in Burlington, Massachusetts. The lease expires in August 2009. We also lease a facility totaling approximately 1,000 square feet of office and service space in Amsterdam, The Netherlands. The lease expires in March 2009. We believe that both facilities are in good condition and are suitable and adequate for our current operations.

Item 3. Legal Proceedings

Alma Lasers Litigation

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

         On April 2, 2007, we announced the resolution of our lawsuit against Alma Laser, Inc. through the execution of a Non-Exclusive Patent License Agreement, a Trade Dress Settlement Agreement, and a Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,595,568 & 5,735,844 & corresponding foreign patents and applications in the professional field, excluding the consumer field. Alma admitted that its products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma paid us an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 through the date of settlement, plus interest and reimbursement of our legal costs. Alma also paid us an estimated payment for trade dress fees on past sales of their Harmony and Aria Systems and interest, and Alma agreed to change and has changed the trade dress of the Harmony and Aria systems. The final amounts due to us are the subject of an audit by an independent accounting firm. We have begun to recognize royalty revenue as the amounts become determinable. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing and any new light-based hair removal systems later developed.

         For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as exhibits to our Current Report on Form 8-K filed April 2, 2007.

Candela Corporation, Massachusetts Litigation

         On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully, infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. This lawsuit has been transferred to the judge who presided over Palomar v Cutera, Inc.

         We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further alleged that Candela’s GentleMAX system willfully infringes U.S. Patent No. 5,735,844 and that Candela’s Light Station system willfully infringes both U.S. Patent Nos. 5,735,844 and 5,595,568. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007, we filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s allegations. A claim construction hearing, sometimes called a “Markman Hearing”, was held August 2, 2007, and we received what we consider to be a favorable Markman ruling on November 9, 2007. No trial date has yet been set.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct. A claim construction hearing, or a Markman Hearing, is scheduled for April 15, 2008. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Candela Corporation, Texas Litigation

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On July 13, 2007, we filed an amended answer to Candela’s first amended complaint including counterclaim of inequitable conduct. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement and invalidity. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States. A Markman Hearing was held on November 13, 2007 and we are waiting on a ruling from the Judge. The trial is scheduled to begin July 14, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

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

	Fiscal Year 2006
	High	Low
Quarter ended March 31, 2006	$ 41.60	$ 30.20
Quarter ended June 30, 2006	48.35	30.25
Quarter ended September 30, 2006	50.19	32.67
Quarter ended December 31, 2006	58.10	39.14

	Fiscal Year 2007
	High	Low
Quarter ended March 31, 2007	$ 55.02	$ 37.41
Quarter ended June 30, 2007	43.73	33.89
Quarter ended September 30, 2007	39.57	27.51
Quarter ended December 31, 2007	30.97	15.25

        As of March 4, 2008, we had 3,115 holders of record of common stock. This does not include holdings in street or nominee names.

        We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future. We intend to retain substantially all earnings to finance our operations. On August 13, 2007, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. As of December 31, 2007, we repurchased 105,000 shares of common stock at an average price of $28.73. We did not repurchase any of our common stock during the fourth quarter of 2007. We may buy back additional shares of our common stock on the open market from time to time.

Performance Graph

        The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Stock Market Total Return Index and the NASDAQ Medical Devices Stocks Index.

Comparison of Five Year Cumulative Total Return *
Palomar Medical Technologies, Inc., NASDAQ Stock
Market Total Return, and NASDAQ Medical Devices Stocks

	For the years ended December 31,
	2002	2003	2004	2005	2006	2007
Palomar Medical Technologies, Inc.	$100	$1,002	$2,483	$3,337	$4,826	$1,459
NASDAQ Stock Market Total Return	$100	$ 150	$ 163	$ 166	$ 183	$ 198
NASDAQ Medical Devices Stocks	$100	$ 148	$ 173	$ 190	$ 201	$ 255

* Hypothetical $100 invested on December 31, 2002 in Palomar Medical Technologies, Inc. Stock, NASDAQ Stock Market Total Return Index, and NASDAQ Medical Devices Stock Index, assuming reinvestment of dividends, if any.

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

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues:
Product revenues	$103,221	$92,222	$65,824	$45,810	$31,332
Royalty revenues	13,005	30,481	4,921	4,052	841
Funded product development revenues	6,698	3,841	5,409	4,570	2,600
Other revenues	894	--	--	--	--

Total revenues	123,818	126,544	76,154	54,432	34,773

Costs and expenses:
Cost of product revenues	33,391	26,897	20,952	15,514	13,031
Cost of royalty revenues	5,202	12,192	1,969	1,621	336
Research and development	16,673	14,056	11,339	9,562	6,058
Selling and marketing	24,886	22,467	17,234	11,747	8,312
General and administrative	17,495	7,645	7,906	6,246	4,427

Total cost and expenses	97,647	83,257	59,400	44,690	32,164

Income from operations	26,171	43,287	16,754	9,742	2,609

Interest income	6,399	4,719	1,172	36	104
Other income, net	513	--	--	--	--

Income before income taxes	33,083	48,006	17,926	9,778	2,713

Provision (benefit) for income taxes	12,575	(4,971)	473	(855)	(656)

Net income	$20,508	$52,977	$17,453	$10,633	$3,369

Net income per common share:
Basic	$1.12	$3.02	$1.04	$0.68	$0.25

Diluted	$1.07	$2.62	$0.91	$0.60	$0.21

Weighted average number of common shares outstanding:
Basic	18,277	17,519	16,831	15,689	13,399

Diluted	19,254	20,209	19,158	17,720	15,917

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$ 90,460	$ 36,817	$10,536	$ 7,509	$ 7,959
Available-for-sale investments, at market value	41,910	67,352	38,758	17,650	2,600
Working capital	145,861	118,117	50,845	28,163	13,670
Total assets	167,607	143,196	66,336	39,599	21,660
Total stockholders' equity	144,690	117,132	51,866	29,174	14,364

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

Critical accounting policies

        Our policies are more fully described in Note 1 of Notes to our Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

        Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

        Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, we defer the fair value ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

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

        We generally recognize royalty revenue from licensees upon receipt of cash payments since the royalty amounts are not determinable at the end of a quarter. Licensees are obligated to make payments between 30 and 45 days after the end of each quarter. If at the end of a quarter royalty revenue from licensees are determinable, we record royalty revenue during the period earned. Periodically, as we sign on new licensees, we recognize back-owed royalties in the period in which it is determinable and earned. We have the right under our license agreements to engage independent auditors to review the royalty calculations. The amounts owed as a result of these audits may be higher or lower than previously recognized.

        We have funded product development revenue from the development agreements with Gillette, Johnson & Johnson and the United States Department of the Army. For both Gillette and Johnson & Johnson, we have received payments in accordance with the work plans that were developed with both Gillette and Johnson & Johnson. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. Our revenue from the contract is subject to government audit.

        Accounts Receivable Reserves. Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. In establishing the appropriate provisions for customer receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once we consider all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above. We provide a general reserve for doubtful accounts based on the aging of our accounts receivable balances, historical experiences of write-offs and defaults.

        We also record a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of particular orders, analysis of credit memo data, and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

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

        Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights (SAR), to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

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

        As permitted under SFAS 123 and SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of stock option and SAR grants. Key input assumptions used to estimate the fair value of stock options and SARs include the exercise price of the award, the expected option term, the expected volatility of our stock over the option or SAR’s expected term, the risk-free interest rate over the option or SAR’s expected term and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock and other factors; the expected life represents the weighted average period of time that options or SARs granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

        If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income, and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option and SAR grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options and SARs, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. The guidance in SFAS 123(R) is relatively new and the application of these principles may be subject to further interpretation and refinement over time.

        Prior to December 31, 2005, we followed the provisions of SFAS  123, “Accounting for Stock-Based Compensation”. The provisions of SFAS 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), but disclose the pro forma effects on net income had the fair value of the options been expensed. We elected to apply APB 25 in accounting for our stock option incentive plans.

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

        In addition to the tax assets described above, we have deferred tax assets totaling $20.5 million, resulting from the exercise of employee stock options. In accordance with SFAS  109 and SFAS 123(R), recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. For 2007, 2006 and 2005 the impact to paid-in capital resulting from the exercise of employee stock options was $4.8 million, $1.2 million and $180,000, respectively.

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

Overview

        We are engaged in research, development, manufacturing and distribution of proprietary light-based systems for hair removal and other cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light-based systems for cosmetic treatments through our research and development as well as with our partnerships throughout the world. We are continually developing and testing new indications to further the advancement in cosmetic light-based treatments.

        During 2007, we continued to strengthen our presence in the international market. Part of our strategy was to establish a subsidiary in The Netherlands which markets our products in Europe, Middle East, and Africa as well as provides certain services of our products for those regions. As a result of this new subsidiary and other initiatives, we were able to increase our product sales outside of North America to 29% of product revenues as compared to 19% in 2006.

        Our total revenues for the year ended December 31, 2007, decreased by 2% as compared to the same period in 2006. This decrease was driven by a decline in royalty revenues as we received one-time back-owed royalties of approximately $26.3 million in 2006 as compared to $3.1 million in 2007. Offsetting the decrease in royalty revenues, product revenues increased by 12% and funded product development revenues increased by 74% as compared to the same period in 2006.

        Although we considered 2007 to be a very challenging year, we were able to strengthen our balance sheet. Our cash and investment position increased by 27% and stockholders’ equity grew by 24%. Our current ratio is now 8.2x, up from 6.0x at the end of 2006.

        Sales from our Lux family of products remained strong throughout 2007. The Lux line of products consists of the StarLux Laser and Pulsed Light System, the MediLux™ and the EsteLux® Pulsed Light Systems, including a base unit and multiple, optional handpieces. The Lux family of products contains some of the most versatile systems in the market today. The investments that we made in the past into new technologies have paid off as the demand for our Lux family continued to increase in 2007.

Results of operations

Year 2007 Compared to Year 2006

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2007 and 2006, respectively (in thousands, except for percentages):

	2007		2006		2007 to 2006
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$103,221	83%	$92,223	73%	$10,998	12%
Royalty revenues	13,005	11%	30,481	24%	(17,476)	(57%)
Funded product development revenues	6,698	5%	3,840	3%	2,858	74%
Other revenues	894	1%	--	0%	894	N/	A

Total revenues	123,818	100%	126,544	100%	(2,726)	(2%)

Cost and expenses:
Cost of product revenues	33,391	27%	26,897	21%	6,494	24%
Cost of royalty revenues	5,202	4%	12,192	10%	(6,990)	(57%)
Research & development	16,673	14%	14,056	11%	2,617	19%
Selling & marketing	24,886	20%	22,467	18%	2,419	11%
General & administrative	17,495	14%	7,645	6%	9,850	129%

Total costs and expenses	97,647	79%	83,257	66%	14,390	17%

Income from operations	26,171	21%	43,287	34%	(17,116)	(40%)

Interest income	6,399	5%	4,719	4%	1,680	36%
Other income	513	0%	--	0%	513	N/	A

Income before income taxes	33,083	27%	48,006	38%	(14,923)	(31%)
Provision (benefit) for income taxes	12,575	10%	(4,971)	(4%)	(17,546)	(353%)

Net income	$20,508	17%	$52,977	42%	$(32,469)	(61%)

        Product revenues. Sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our increase in product revenues. Product revenues were favorably impacted by an increase of 15% in sales related to the StarLux Laser and Pulsed Light System and an increase of 52% in revenue related to customer service, offset by a decrease of 51% related to the other “Lux” family of products, which includes the MediLux and EsteLux, and a decrease of 8% from sales related to the Q-Yag 5 product line as compared to the same period in 2006. StarLux product sales increased as more customers opted for the higher powered, faster and more versatile StarLux systems and related handpieces that are capable of utilizing both laser and lamp-based applications to treat various cosmetic conditions. The decline in revenues from other Lux products was directly attributable to the customer acceptance of the StarLux product line and its additional laser and light-based handpieces.

        International product revenue, consisting of revenue from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers, was 29% of total product revenue for the year ended 2007 in comparison to 19% for the same period in 2006.

        Royalty revenues. Royalty revenues decreased during 2007 in comparison to the same period in 2006, mainly due to the $26.3 million in back-owed royalties received in 2006 versus the $3.1 million received in 2007. Excluding back-owed royalties in both periods, royalty revenues increased by 139%. This increase is attributed to the execution of new patent license agreements with Cutera and Cynosure in the second and fourth quarters of 2006, respectively, and Alma in the second quarter of 2007.

         On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us are being determined based on an audit by an independent accounting firm. We have begun to recognize royalty revenue as the amounts become determinable. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us royalties on sales of its existing and any new light-based hair removal systems later developed. For the year ended December 31, 2007, we recognized $3.1 million for back-owed royalties from Alma.

        On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Cutera admitted that their products infringe the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the future. Cutera paid us $22 million as an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed, which was fully recognized as royalty revenue as of December 31, 2006. The final amounts due were subject to audit by an independent accounting firm which was completed during the fourth quarter of 2006, resulting in an additional $648,000 of royalty and interest. Starting on April 1, 2006, Cutera began paying us royalties on sales of its existing and any new light-based hair removal systems later developed. For the year ended December 31, 2006, we recognized $14.2 million for back-owed royalties from Cutera.

         On October 18, 2006, we entered into a new Non-Exclusive Patent License Agreement with Laserscope and terminated our prior license agreement with them. Under the new license agreement, Laserscope pays us a royalty on sales of its current light-based hair removal products, including the Lyra and Gemini Laser Systems and the Solis IPL System, as well as on sales of new light-based hair removal systems developed in the future. As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, there was an increase in the third quarter 2006 royalty revenue of $2.2 million for back-owed royalties. For the year ended December 31, 2006, we recognized $2.2 million for back-owed royalties from Laserscope. American Medical Systems Holdings, Inc. acquired Laserscope in July of 2006 and subsequently sold the assets of Laserscope’s aesthetic division to Iridex Corporation, effective in the first quarter of 2007. As a result, the license agreement between Palomar and Laserscope has been assigned to Iridex. Iridex has assumed all of Laserscope’s rights and obligations under the license agreement.

         On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. Under this Agreement, we granted to Cynosure a non-exclusive, royalty bearing license to the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications. In return, Cynosure granted us a non-royalty bearing (fully paid-up), non-exclusive license to eight Cynosure patents and patent applications, including counterparts. Cynosure also paid us $10 million on November 7, 2006 as royalties on sales of their laser and lamp-based hair removal systems made before October 1, 2006. Starting on October 1, 2006, Cynosure began paying us royalties on sales of its existing and any new light-based hair removal systems later developed. For the year ended December 31, 2006, we recognized $10 million of back-owed royalty revenue from Cynosure.

        Funded product development revenues. Funded development revenue increased during 2007 as compared to the same period in 2006. Funded product development revenue is generated from the development agreements with Gillette, Johnson & Johnson, and the United States Department of the Army.

         During 2007, we recognized approximately $3.8 million and $2.5 million of funded product development revenue from Gillette and Johnson & Johnson, respectively. During 2006, we recognized approximately $1.1 million and $1.5 million of funded product development revenue from Gillette and Johnson & Johnson, respectively. The increase in funded product development revenue from Gillette during 2007 was the result of the $2.5 million go decision payment following FDA OTC clearance in December 2006 which was recognized throughout 2007 as we were obligated to perform additional services and remain exclusive with Gillette during that period in consideration for this payment. The increase was also attributable to the $1.2 million amendment in February 2007 which was recognized throughout the remainder of 2007 as costs were incurred and services were provided.

        During 2007 and 2006, we recognized approximately $390,000 and $1.3 million, respectively, of funded product development revenues from the United States Department of the Army. We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered.

        Other revenues. Other revenues of $894,000 during the year ended December 31, 2007 were related to the recognition of a portion of the trade dress infringement associated with the settlement of our lawsuit with Alma.

        Cost of product revenues. The cost of product revenues increased both in absolute dollars and as a percentage of product revenue to 32% in 2007 from 29% in 2006. The increase was attributed to a shift in product sales to outside North America where we sell our products at fixed transfer prices and by a shift in product mix to the higher priced StarLux 500 Laser and Pulsed Light System and additional handpieces, offset by a $1.7 million reduction related to royalties due to Massachusetts General Hospital after finalizing licensing negotiations. Additionally, in 2006, cost of product revenues included a net decrease as a result of a $762,000 non-recurring adjustment made to product royalties offset by the write-off of certain customer service loaner inventory of $145,000.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for the years ended December 31, 2007 and 2006. The decrease in the cost of royalty revenues in absolute dollars during 2007 as compared to 2006 is attributed to the decrease in royalty revenue recognized from our licensees, mainly due to the change in back-owed royalties received in 2006 as compared to 2007.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Johnson & Johnson and Gillette agreements and our continued commitment to introducing new platforms and enhancing our current family of products, offset by reduced expenses related to the research contract with the United States Department of the Army in 2007.

        For our research and development agreement with Gillette, costs related to payroll and payroll related expenses increased by $404,000, material costs increased by $228,000 and other clinical, consulting and overhead expenses increased by $165,000 as compared to the same period in 2006.

        For our joint development agreement with Johnson & Johnson costs related to payroll and payroll related expenses increased by $159,000, material costs increased by $544,000, and other clinical, consulting and overhead expenses decreased by $26,000 as compared to the same period in 2006.

        For our research agreement with the United States Department of the Army, costs related to payroll and payroll related expenses decreased by $544,000, material costs decreased by $176,000 and other clinical, consulting and overhead expenses decreased by $97,000 as compared to the same period in 2006.

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead increased by $2.0 million in comparison to the same period in 2006. This increase is attributed to increases in payroll and payroll related expenses, material costs, other clinical, consulting and overhead expenses.

        Selling and marketing expense. The increase in selling and marketing expense is primarily comprised of $780,000 from payroll and payroll related expenses, $657,000 from tradeshows and workshops, $324,000 from consultants, and approximately $600,000 relating to other sales and marketing costs in comparison to the same period in 2006. Included in these increases are expenses of approximately $824,000 related to our new subsidiary in Amsterdam, The Netherlands which markets our products in Europe, Middle East, and Africa.

        General and administrative expense. The increase in general and administrative expense is mainly attributed to increases in our corporate legal expenses of $5.1 million which excludes a $3.8 million reimbursement (net of payments owed to the Massachusetts General Hospital) from Cutera in 2006, offset by a $227,000 reimbursement (net of payments owed to the Massachusetts General Hospital) from Alma in 2007. The remaining increase is primarily comprised of $1.2 million from bad debt expense, $356,000 from payroll and payroll related expenses and $1.0 million from other costs offset by a decrease to incentive compensation of $1.3 million related to our 2007 incentive compensation plan as compared to the same period in 2006.

        Interest income. In comparison to the same period in 2006, interest income increased due to the growth in our cash balances and $259,000 (net of payments owed to the Massachusetts General Hospital) received related to back-owed royalties from a new patent license agreement in 2007, offset by $1.2 million (net of payments owed to the Massachusetts General Hospital) received related to back-owed royalties in 2006.

        Other income. Other income for the year ended December 31, 2007 includes $500,000 cash received related to the expiration of a standstill agreement and the foreign exchange gain (loss) as a result of transactions in currencies other than the U.S. dollar.

        Provision (benefit) for income taxes. The income tax provision for the year ended December 31, 2007 was 38% as compared to an income tax benefit of 10% for the year ended December 31, 2006. In 2007, our effective tax rate was less than the combined federal and state statutory rates because of the benefit of research and development credits generated. In the fourth quarter of 2006, based on current and preceding years’ results of operations and anticipated profit levels in future periods, we believed that it was more likely than not that our deferred tax assets would be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, we weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified.

Year 2006 Compared to Year 2005

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2006 and 2005, respectively (in thousands, except for percentages):

	2006		2005		2006 to 2005
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$92,223	73%	$65,824	86%	$26,399	40%
Royalty revenues	30,481	24%	4,921	7%	25,560	519%
Funded product development revenues	3,840	3%	5,409	7%	(1,569)	(29%)

Total revenues	126,544	100%	76,154	100%	50,390	66%

Cost and expenses:
Cost of product revenues	26,897	21%	20,952	27%	5,945	28%
Cost of royalty revenues	12,192	10%	1,968	3%	10,224	520%
Research & development	14,056	11%	11,339	15%	2,717	24%
Selling & marketing	22,467	18%	17,234	23%	5,233	30%
General & administrative	7,645	6%	7,907	10%	(262)	(3%)

Total costs and expenses	83,257	66%	59,400	78%	23,857	40%

Income from operations	43,287	34%	16,754	22%	26,533	158%

Interest income	4,719	4%	1,172	2%	3,547	303%

Income before income taxes	48,006	38%	17,926	24%	30,080	168%
Provision (benefit) for income taxes	(4,971)	(4%)	473	1%	(5,444)	(1151%)

Net Income	$52,977	42%	$17,453	23%	$35,524	204%

        Product revenues. Sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our increase in product revenues. Product revenues were favorably impacted by an increase of 59% in sales related to the StarLux Laser and Pulsed Light System and an increase of 49% in revenue related to customer service, offset by a decrease of 44% related to the other “Lux” family of products, which includes the MediLux and EsteLux, and a decrease of 40% from sales related to the Q-Yag 5 product line as compared to the same period in 2005. StarLux product sales increased as more customers opted for the higher powered, faster and more versatile StarLux systems that are capable of utilizing both laser and lamp-based applications to treat various cosmetic conditions. Customer service revenue increased as an increased number of customers purchased replacement handpieces. The decline in revenues from other Lux products was directly attributable to the customer acceptance of the StarLux product line and its additional laser and light-based handpieces.

        International product revenue, consisting of revenue from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers was 19% of total product revenue for the year ended 2006 in comparison to 23% for the same period in 2005. While international product sales increased in absolute dollars in 2006 compared to 2005, they declined as a percentage of revenues due to the much larger increase in domestic product sales.

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

        For the year ended December 31, 2005, we recognized $2.2 million for back-owed royalties from Lumenis, respectively.

         On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Cutera admitted that their products infringe the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the future. Cutera paid us $22 million as an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed, which was fully recognized as royalty revenue as of December 31, 2006. The final amounts due were subject to audit by an independent accounting firm which was completed during the fourth quarter of 2006, resulting in an additional $648,000 of royalty and interest. Starting on April 1, 2006, Cutera began paying us royalties on sales of its existing light-based hair removal systems, and Cutera will pay us royalties on sales of its later developed light-based hair removal systems. For the year ended December 31, 2006, we recognized $14.2 million for back-owed royalties from Cutera.

        On October 18, 2006, we entered into a new Non-Exclusive Patent License Agreement with Laserscope and terminated our prior license agreement with them. Under the new license agreement, Laserscope pays us a royalty on sales of its current light-based hair removal products, including the Lyra and Gemini Laser Systems and the Solis IPL System, as well as on sales of new light-based hair removal systems developed in the future. As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, there was an increase in the third quarter 2006 royalty revenue of $2.2 million for back-owed royalties. For the years ended December 31, 2006, we recognized $2.2 million for back-owed royalties from Laserscope. American Medical Systems Holdings, Inc. acquired Laserscope in July of 2006 and subsequently sold the assets of Laserscope’s aesthetic division to Iridex Corporation, effective in the first quarter of 2007. As a result, the license agreement between Palomar and Laserscope has been assigned to Iridex. Iridex has assumed all of Laserscope’s rights and obligations under the license agreement.

        On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. Under this Agreement, we granted to Cynosure a non-exclusive, royalty bearing license to the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications and foreign counterparts. In return, Cynosure granted us a non-royalty bearing (fully paid-up), non-exclusive license to eight Cynosure patents and patent applications, including counterparts. Cynosure also paid us $10 million on November 7, 2006 as royalties on sales of their laser and lamp-based hair removal systems made before October 1, 2006. Starting on October 1, 2006, Cynosure began paying us royalties on sales of its light-based hair removal systems as well as future developed hair removal systems. For the year ended December 31, 2006, we recognized $10 million of back-owed royalty revenue from Cynosure.

        Funded product development revenues. Funded development revenue decreased during 2006 as compared to the same period in 2005. Funded product development revenue is generated from the development agreements with Gillette, Johnson & Johnson and the United States Department of the Army.

        During 2006, we recognized approximately $1.1 million and $1.5 million of funded product development revenue from Gillette and Johnson & Johnson, respectively. During 2005, we recognized approximately $2.8 million and $1.6 million of funded product development revenue from Gillette and Johnson & Johnson, respectively. The decrease in funded product development from Gillette during 2006 was the result of the completion of the development phase under the agreement that culminated with FDA clearance in December 2006. Upon FDA clearance, Gillette made a $2.5 million payment in December 2006, which will be recorded as revenue over a 12 month period, as we are obligated to perform additional services and remain exclusive to Gillette during that period in consideration for this payment.

        During 2006 and 2005, we recognized approximately $1.3 million and $1.0 million, respectively, of funded product development revenues from the United States Department of the Army. We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered.

        Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of product revenue to 29% in 2006 from 32% in 2005. The increase in absolute dollars was attributed to a shift in product mix to the higher priced StarLux Laser and Pulsed Light System, additional handpieces and a shift in product sales to North America and by a net decrease in cost of product revenues as a result of a non-recurring adjustment made to product royalties of $762,000 offset by the write-off of certain customer service loaner inventory of $145,000.

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

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Johnson & Johnson agreement and the research contract with the United States Department of the Army and our continued commitment to introducing new platforms and enhancing our current family of products, offset by a decrease in spending under the Gillette agreement in 2006.

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

        For our joint development agreement with Johnson & Johnson, costs related to payroll and payroll related expenses increased by $40,000 and material costs, other clinical, consulting and overhead expenses increased by $314,000 as compared to the same period in 2005.

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead increased by $4.2 million in comparison to the same period in 2005. This increase is attributed to increases in payroll and payroll related expenses, material costs, other clinical, consulting and overhead expenses.

        Selling and marketing expense. The increase in selling and marketing expense is primarily comprised of $1.8 million from payroll and payroll related expenses, approximately $1.5 million relating to tradeshows, consultants and other sales and marketing costs, $160,000 related to the write-off of certain demo inventory and by an increase of approximately $1.6 million relating to commission expense in comparison to the same period in 2005. Domestic commission increased by approximately $2.0 million correlating with our increased domestic product revenue offset by a decrease of $452,000 in commissions related to European and Far East commissions.

        General and administrative expense. The decrease in general and administrative expense is mainly attributed to decreases in our corporate legal expenses of $3.0 million and other costs of approximately $1.2 million offset by increases to incentive compensation of $2.3 million related to our incentive compensation plan of 2006, an increase in payroll and payroll related expenses of $711,000, and an increase in bad debt expense of $872,000 as compared to the same period in 2005. This decrease in legal costs is mainly attributed to the settlement of our patent infringement lawsuits against Cutera where Cutera reimbursed us approximately $3.8 million (net of payments owed to the Massachusetts General Hospital) for legal expenses incurred in connection with the patent infringement lawsuits.

        Interest income. Interest income increased due to the increase in cash balances and the settlement of our patent infringement lawsuits against Cutera where Cutera paid us approximately $1.2 million (net of what was paid to the Massachusetts General Hospital) in interest in comparison to the same period in 2005.

        Provision (benefit) for income taxes. The income tax benefit for fiscal year 2006 was approximately $5.0 million, which consisted of a $7.6 million non-cash federal and state valuation allowance release offset by federal and state income taxes of approximately $2.6 million. Based on current and preceding years’ results of operations and anticipated profit levels in future periods, we believe that it is more likely than not that our deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, we weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified.

        During 2005, we provided approximately a 3% effective tax rate for anticipated federal alternative minimum taxes and minimum state income taxes due for 2005.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over-year comparison of key components of our liquidity and capital resources (in thousands):

			2007 to 2006
At December 31,	2007	2006	$ Change	% Change
Operating cash flows	$23,014	$44,286	$(21,272)	(48%)
Investing cash flows	24,736	(29,288)	54,024	184%
Financing cash flows	5,893	11,283	(5,390)	(48%)
Capital expenditures, net	706	694	12	2%

Additionally, our cash and investment position, accounts receivable, inventories and working capital are shown below for the periods indicated (in thousands).

			2007 to 2006
At December 31,	2007	2006	$ Change	% Change
Cash and cash equivalents	$90,460	$36,817	$53,643	146%
Available-for-sale investments, at market value	41,910	67,352	(25,442)	(38%)
Accounts receivable, net	16,037	15,443	594	4%
Inventories, net	12,896	11,012	1,884	17%
Working capital	145,861	118,117	27,744	23%

        As of December 31, 2007, we had $132 million in cash and cash equivalents and available-for-sale investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of December 31, 2007, we had no borrowings or debt.

        Cash provided by operating activities decreased for the twelve months ended December 31, 2007 compared to the same period in 2006. This decrease primarily reflects the effects of a decrease in net profit, offset by a decrease in working capital requirements. Cash from (used in) investing activities increased during 2007 compared to the same period in 2006. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities decreased for the twelve month period ended December 31, 2007 compared to the same period in 2006. This decrease was primarily due to a decrease in exercises of stock options and a buyback of treasury stock, offset by an increase in tax benefits from the exercise of stock options.

        We anticipate that capital expenditures for 2008 will total approximately $1 million consisting primarily of leasehold improvements, machinery, equipment, computers, and peripherals. We expect to finance these expenditures with cash on hand.

        Effective as of February 14, 2003, we entered into a Development and License Agreement with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. (See Note 11 for more information.)

        In the first quarter of 2004, we began providing services under a research contract with the United States Department of the Army to develop a light-based self-treatment device for PFB. (See Note 13 for more information.)

        On June 17, 2004, we reached a settlement agreement with Lumenis resolving on-going litigation concerning both patent infringement and contractual matters. (See Note 14 for more information.)

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson to develop and commercialize home-use, light based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. (See Note 12 for more information.)

        On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. (See Note 15 for more information.)

        On October 18, 2006, we entered into a new Non-Exclusive Patent License Agreement with Laserscope and terminated our prior license agreement with them. (See Note 16 for more information.)

        On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. (See Note 17 for more information.)

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. (See Note 18 for more information.)

        On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management's discretion without prior notice. During the year ended December 31, 2007, we used $3.0 million to purchase 105,000 shares of our common stock at an average price of $28.73.

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to license agreements, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties. Royalty expense in 2007 totaled approximately $5.9 million.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        On January 18, 2006, we signed an amendment to our lease to add an additional 12,000 square feet. Rent expense, including this new lease, will total approximately $1.165 million per year, expiring in August 2009.

        On July 30, 2007, we signed an amendment to our lease to add an additional 13,600 square feet. Rent expense, including this new lease, will total approximately $1.3 million per year, expiring in August 2009.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2007, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease	$2,163	$1,301	$862	$--	$--
Purchase commitments	5,700	5,700	--	--	--

Total contractual obligations	$7,863	$7,001	$862	$--	$--

Recently issued accounting standards

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that SFAS 157 may have on our consolidated financial position, results of operations, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange risk.

         Our investment portfolio of cash equivalents and debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the short-term nature of these investments. At December 31, 2007, we held $41.9 million in auction-rate securities (ARS). These ARS are classified as available-for-sale securities on our consolidated balance sheets and are high quality securities. Subsequent to December 31, 2007, several of our securities failed at auction. However, all of the securities which were held on December 31, 2007 succeeded in at least the first auction subsequent to December 31, 2007. As of February 29, 2008, we held $23.5 million in ARS which failed in their last auction.

        Our international subsidiary in The Netherlands conducts business in both local and foreign currencies and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. We believe our current exposure to fluctuations in foreign currency exchange rates is immaterial. We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

Palomar Medical Technologies, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, Palomar Medical Technologies, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Palomar Medical Technologies, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palomar Medical Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2008

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Assets:
Cash and cash equivalents	$ 90,460,350	$ 36,817,257
Available-for-sale investments, at market value	41,910,000	67,351,822
Accounts receivable, net of allowance of $1,470,360 and $950,000, respectively	16,037,475	15,443,053
Inventories	12,896,154	11,011,710
Deferred tax assets	3,811,873	9,628,705
Other current assets	1,129,300	1,702,263

Total current assets	166,245,152	141,954,810

Property and equipment, net	1,250,437	1,129,985
Other assets	111,074	111,074

Total assets	$ 167,606,663	$ 143,195,869

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$ 1,987,579	$ 2,263,029
Accrued liabilities	12,606,422	15,605,775
Deferred revenue	5,789,936	5,969,397

Total current liabilities	20,383,937	23,838,201

Deferred taxes	2,533,220	2,226,006

Total liabilities	$ 22,917,157	$ 26,064,207

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 18,442,846 and 18,063,103 shares, respectively	184,429	180,631
Additional paid-in capital	199,988,081	189,937,701
Accumulated other comprehensive income	12,590	--
Accumulated deficit	(52,479,008)	(72,986,670)
Treasury stock, at cost - 105,000 shares	(3,016,586)	--

Total stockholders' equity	144,689,506	117,131,662

Total liabilities and stockholders’ equity	$ 167,606,663	$ 143,195,869

See accompanying notes to consolidated financial statements. 43

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product revenues	$103,220,932	$92,222,660	$65,824,336
Royalty revenues	13,005,459	30,481,498	4,921,075
Funded product development revenues	6,698,063	3,840,286	5,408,436
Other revenues	894,189	--	--

Total revenues	123,818,643	126,544,444	76,153,847

Costs and expenses:
Cost of product revenues	33,390,942	26,896,839	20,952,179
Cost of royalty revenues	5,202,184	12,192,598	1,968,430
Research and development	16,673,191	14,055,616	11,338,945
Selling and marketing	24,885,695	22,467,161	17,234,103
General and administrative	17,495,400	7,645,081	7,906,463

Total costs and expenses	97,647,412	83,257,295	59,400,120

Income from operations	26,171,231	43,287,149	16,753,727
Interest income	6,398,805	4,718,684	1,172,743
Other income	513,142	--	--

Income before income taxes	33,083,178	48,005,833	17,926,470
Provision (benefit) for income taxes	12,575,516	(4,970,789)	473,260

Net income	$20,507,662	$52,976,622	$17,453,210

Net income per share:
Basic	$1.12	$3.02	$1.04

Diluted	$1.07	$2.62	$0.91

Weighted average number of shares outstanding:
Basic	18,277,324	17,519,242	16,831,185

Diluted	19,254,023	20,208,687	19,158,338

Comprehensive income:
Net income	$20,507,662	$52,976,622	$17,453,210
Currency translation adjustment	12,590	--	--

Comprehensive income	$20,520,252	$52,976,622	$17,453,210

See accompanying notes to consolidated financial statements. 44

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury Stock
	Number of shares	$0.01 Par value	Additional paid-in capital	Value	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance, December 31, 2004	16,231,502	$162,315	$172,428,102	--	$(143,416,502)	--	$29,173,915
Net income	--	--	--	--	17,453,210	--	17,453,210
Issuance of stock for employer 401(k) matching contribution	11,124	111	455,499	--	--	--	455,610
Costs incurred related to the issuance of common stock	--	--	(59,049)	--	--	--	(59,049)
Tax benefit from the exercise of stock options	--	--	180,065	--	--	--	180,065
Exercise of warrants	50,000	500	140,594	--	--	--	141,094
Exercise of stock options	833,841	8,339	4,512,924	--	--	--	4,521,263

Balance, December 31, 2005	17,126,467	171,265	177,658,135	--	(125,963,292)	--	51,866,108

Net income	--	--	--	--	52,976,622	--	52,976,622
Issuance of stock for employer 401(k) matching contribution	9,355	94	543,706	--	--	--	543,800
Costs incurred related to the issuance of common stock	--	--	(83,077)	--	--	--	(83,077)
Tax benefit from the exercise of stock options	--	--	1,234,178	--	--	--	1,234,178
Exercise of warrants	55,000	550	165,388	--	--	--	165,938
Exercise of stock options	872,281	8,723	9,957,304	--	--	--	9,966,027
Stock-based compensation expense	--	--	462,067	--	--	--	462,067

Balance, December 31, 2006	18,063,103	180,631	189,937,701	--	(72,986,670)	--	117,131,662

Net income	--	--	--	--	20,507,662	--	20,507,662
Issuance of stock for employer 401(k) matching contribution	41,865	419	654,711	--	--	--	655,130
Costs incurred related to the issuance of common stock	--	--	(62,100)	--	--	--	(62,100)
Tax benefit from the exercise of stock options	--	--	4,775,156	--	--	--	4,775,156
Exercise of stock options	337,878	3,379	4,193,067	--	--	--	4,196,446
Stock-based compensation expense	--	--	489,546	--	--	--	489,546
Currency translation adjustment	--	--	--	--	--	12,590	12,590
Treasury stock buyback	--	--	--	(3,016,586)	--	--	(3,016,586)

Balance, December 31, 2007	18,442,846	$184,429	$199,988,081	$(3,016,586)	$(52,479,008)	$12,590	$144,689,506

See accompanying notes to consolidated financial statements. 45

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$20,507,662	$52,976,622	$17,453,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	585,534	473,732	359,369
Stock-based compensation expense	489,546	462,067	--
Provision for bad debt	2,346,122	1,106,140	276,306
Inventory write-off	434,092	844,454	122,500
Tax benefit from the exercise of stock options	(4,775,156)	(1,234,178)	(180,065)
Other non-cash items	12,590	--	--
Changes in assets and liabilities:
Accounts receivable	(2,940,544)	(7,862,966)	(1,839,788)
Inventories	(2,318,536)	(5,103,054)	(1,009,116)
Deferred tax assets	5,816,832	(9,628,705)	--
Other current assets	572,963	(1,120,189)	(141,820)
Accounts payable	(275,450)	984,206	307,793
Accrued liabilities	2,430,933	5,918,653	4,086,568
Deferred income taxes	307,214	2,226,006	--
Deferred revenue	(179,461)	4,243,548	286,210

Net cash from operating activities	23,014,341	44,286,336	19,721,167

Cash flows used in investing activities:
Purchases of property and equipment	(705,986)	(694,041)	(369,677)
Purchases of available-for-sale investments	(43,173,178)	(45,829,247)	(26,457,575)
Proceeds from sale of available-for-sale investments	68,615,000	17,235,000	5,350,000

Net cash from (used in) investing activities	24,735,836	(29,288,288)	(21,477,252)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	4,196,446	10,131,964	4,662,357
Tax benefit from the exercise of stock options	4,775,156	1,234,178	180,065
Costs incurred related to issuance of common stock	(62,100)	(83,077)	(59,049)
Costs incurred related to treasury stock buyback	(3,016,586)	--	--

Net cash from financing activities	5,892,916	11,283,065	4,783,373

Net increase in cash and cash equivalents	53,643,093	26,281,113	3,027,288
Cash and cash equivalents, beginning of the period	36,817,257	10,536,144	7,508,856

Cash and cash equivalents, end of the period	$90,460,350	$36,817,257	$10,536,144

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,321,993	$975,271	$9,055

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$655,130	$543,800	$455,610

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Business

        We are engaged in research, development, manufacturing and distribution of proprietary laser and lamp (“light-based”) systems for cosmetic treatments.

Basis of Presentation

        The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of Palomar and all of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Reclassifications

        Beginning in 2006, certain expenses previously reported as research and development expenses and selling and marketing expenses are reported as general and administrative expenses and certain balance sheet reclassifications have been made. Accordingly, such amounts from previous years have been reclassified in the accompanying financial statements to conform to the current year presentation.

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

Investments Securities Available-For-Sale

        Investment securities, which primarily consist of state and municipal auction-rate securities and variable rate demand obligations, are classified as “available-for-sale” under provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and are recorded at fair value. We invest in short-term investments that are generally highly liquid. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Statements of Stockholder’s Equity. Substantially all of our short-term investments have contractual maturities of twelve months or less. Because of the short term to maturity, amortized costs approximate fair values for all of these securities. Unrealized gains and losses for 2007, 2006 and 2005 were not material.

        Our available-for-sale investments are comprised of auction-rate securities (ARS). In 2007, the ARS we typically invested in were high quality securities with interest rates often ranging from 5% to 7% and have approximate maturities of at least 8 years. However, because of the short-term nature of our investment in these securities, they have been classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Our holdings of auction-rate securities for the years ended December 31, 2007 and 2006, were $41.9 million and $67.4 million, respectively.

        Subsequent to December 31, 2007, several of our securities failed at auction. However, all of the securities which were held on December 31, 2007 succeeded in at least the first auction subsequent to December 31, 2007. As of February 29, 2008, we held $23.5 million in ARS which failed in their last auction. As a result of these failed auctions, we have the potential to benefit from a penalty feature in our interest rates which allows us to earn higher rates of interest on these securities until the next auction is set to occur. All of our investments are high quality securities, backed by creditworthy financial institutions, and have the ability to potentially be sold in a secondary market. Based on the underlying market conditions and liquidity of the capital markets, we will determine the appropriate valuation treatment of these securities in the first quarter of 2008.

Accounts Receivable Reserve

        We maintain an allowance for losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and/or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. We also record a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. Accounts receivable allowance activity consisted of the following for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31,	2007	2006	2005
Balance at beginning of year	$950,000	$984,392	$979,392
Additions	2,346,122	1,106,140	276,306
Deductions	(1,825,762)	(1,140,532)	(271,306)

Balance at end of year	$1,470,360	$950,000	$984,392

Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and include material, labor and manufacturing overhead. At December 31, 2007 and 2006, inventories consisted of the following:

At December 31,	2007	2006
Raw materials	$ 5,541,725	$ 4,669,750
Work in process	1,383,689	1,998,420
Finished goods	5,970,740	4,343,540

	$12,896,154	$11,011,710

        Our policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in our finished goods inventory are $1,601,565 in 2007 and $1,180,634 in 2006 of demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in this demand could have a significant impact on the value of our inventory and our reported operating results.

Property and Equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At December 31, 2007 and 2006, property and equipment consist of the following:

At December 31,	2007	2006	Useful Life
Machinery and equipment	$1,902,425	$1,759,984	3 - 8 years
Furniture and fixtures	2,956,610	2,516,408	5 years
Leasehold improvements	517,673	394,330	Shorter of estimated useful life or term of lease

	5,376,708	4,670,722
Less accumulated depreciation	4,126,271	3,540,737

Total	$1,250,437	$1,129,985

Revenue Recognition

        We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on our judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

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

        Revenues from the sale of service contracts are deferred and recognized on a straight-line basis over the life of each service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with SAB 104 and EITF 00-21, based on the relative fair value of each element.

        We generally recognize royalty revenue from licensees upon receipt of cash payments since the royalty amounts are not determinable at the end of a quarter. Licensees are obligated to make payments between 30 and 45 days after the end of each quarter. If at the end of a quarter, royalty revenue from licensees are determinable we record royalty revenue during the period earned. Periodically, as we sign on new licensees, in the period determinable and earned we recognize back-owed royalties. We have the right under our license agreements to engage independent auditors to review the royalty calculations. The amounts owed as a result of these audits may be higher or lower than previously recognized.

        We account for funded development revenue from Gillette and Johnson & Johnson in accordance with the work plan that was developed with both Gillette and Johnson & Johnson. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Gillette or Johnson & Johnson Consumer Companies, Inc are recorded as deferred revenue. As of December 31, 2007, we have deferred $48,000 and $477,000 relating to Gillette and Johnson & Johnson, respectively. Payments are not refundable if the development is not successful. During 2007, we recognized approximately $3.8 million and $2.5 million of funded product development revenue from Gillette and Johnson & Johnson, respectively. During 2006, we recognized approximately $1.1 million and $1.5 million of funded product development revenue from Gillette and Johnson & Johnson, respectively. During 2005, we recognized approximately $2.8 million and $1.6 million of funded product development revenue from Gillette and Johnson & Johnson, respectively.

        We provide services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue is recognized under the contract as the costs are incurred and the services are rendered. Our revenue from the contract is subject to government audit. During the years ended December 31, 2007, 2006 and 2005, we recognized approximately $388,000, $1.3 million and $1.0 million, respectively, of funded product development revenues from the United States Department of the Army.

        In accordance with EITF 00-10, reimbursed shipping and handling costs are included in revenue with the offsetting expense included in selling and marketing and cost of product revenues. Included in revenues are $291,000, $304,000 and $249,000 of reimbursed shipping and handling costs during the years ended December 31, 2007, 2006 and 2005, respectively.

Product Warranty Costs

        We typically offer a one-year warranty for all of our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Consolidated Balance Sheets for the years ended December 31, 2007 and 2006.

At December 31,	2007	2006
Warranty accrual, beginning of year	$1,120,420	$874,746
Charged to costs and expenses relating to new sales	2,144,463	2,166,213
Costs of product warranty claims	(2,213,451)	(1,920,539)

Warranty accrual, end of year	$1,051,432	$1,120,420

Research and Development Expenses

        We charge research and development expenses to operations as incurred.

Advertising costs

        Advertising costs are included as part of selling and marketing expense and are expensed as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005, were $473,000, $485,000 and $347,000, respectively.

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

At December 31,	2007	2006	2005
Basic weighted average common shares outstanding	18,277,324	17,519,242	16,831,185
Potential common shares pursuant to stock options, SARs and warrants	976,699	2,689,445	2,327,153

Diluted weighted average common shares outstanding	19,254,023	20,208,687	19,158,338

        For the years ended December 31, 2007, 2006 and 2005, all potential shares related to outstanding common stock options, stock appreciation rights, and warrants were included in diluted weighted average shares outstanding.

Stock based compensation

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights (“SAR”), to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

        On January 1, 2006, we adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

        Our income before taxes and net income was $489,546 and $462,067 lower for the twelve month periods ended December 31, 2007 and 2006, respectively, due to the recognition of stock-based compensation expense as a result of the adoption of SFAS 123(R). For the year ended December 31, 2007, the compensation expense reduced both basic and diluted earnings per share by $0.03. For the year ended December 31, 2006, the compensation expense reduced basic and diluted earnings per share by $0.03 and $0.02, respectively. As of December 31, 2007, there was $6.6 million of unrecognized compensation expense related to non-vested market-based share awards. The expense is expected to be recognized over a weighted-average period of 3.6 years.

        Prior to December 31, 2005, we followed the provisions of SFAS 123. The provisions of SFAS 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB 25, but disclose the pro forma effects on net income had the fair value of the options been expensed. We elected to apply APB 25 in accounting for our stock option incentive plans.

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

        Had compensation cost for our stock option plans been determined based on the fair value method set forth in SFAS 123 during the prior years, our net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

At December 31,	2005
Net income, as reported	$17,453,210
Add: Stock-based compensation included in
reported net income	--
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(8,284,820)

Pro forma net income	$9,168,390

Diluted net income per share:
As reported	$0.91
Pro forma	$0.48

        During the twelve months ended December 31, 2007, 482,500 stock-settled stock appreciation rights (“SARs”) were granted to employees and directors. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense will be recognized over the four year period.

        There were no options granted during the twelve months ended December 31, 2006.

        On May 11, 2005, we granted 645,000 options that were also fully vested in 2005 to employees and directors with exercise prices equal to fair market value on the date of grant of $24.63, and expire ten years from the date of grant. Of the $8,284,820 pro forma expense in 2005, $7,568,817 relates to these options. In accordance with SFAS 123(R), had we granted these options with longer time-based vesting, we would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123(R).

         We granted 1,440,000 performance based stock options in 2004 to employees and directors with exercise prices equal to the fair market value on the date of grant of $16.53, and which expire ten years from the date of grant. 815,000 of these options would vest upon Gillette making a “Launch Decision”, and the remaining 625,000 of these options would vest twelve months after the Launch Decision. On December 21, 2007, we announced an agreement with Gillette to extend the Launch Decision until no later than February 29, 2008. During this extension, we negotiated with Gillette and its parent company, The Procter and Gamble Company (“P&G”), for a new agreement to replace the existing one. On March 3, 2008, we announced with P&G that we had entered into a License Agreement including with P&G’s wholly owned subsidiary Gillette under which we granted a non-exclusive license to certain patents and technology to commercialize home-use light-based hair removal devices for women. As a Launch Decision did not occur under the original Development and License Agreement, on February 29, 2008, the 1,365,000 performance based stock options which remained outstanding were cancelled and the related stock-based payment expense was never incurred. Also on February 29, 2008, we granted 1,315,000 stock options to employees and directors with exercise prices equal to the fair market value on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. We expect our stock-based payment expense to be approximately $3.0 million in Q1 2008 and $180,000 in subsequent quarters through February 27, 2011. The total compensation expense for the options granted on February 29, 2008 is expected to be approximately $5.5 million.

        We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Key input assumptions used to estimate the fair value of stock options or SARS include the exercise price of the award, the expected option or SAR term, the expected volatility of our stock over the option or SAR’s expected term, the risk-free interest rate over the option or SAR’s expected term, and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock and other factors; the expected life represents the weighted average period of time that options or SARs granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. The fair value of each option or SAR was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

At December 31,	2007	2006	2005
Risk-free interest rate	4.21%	N/A	2.55%
Expected dividend yield	--	N/A	--
Expected lives	4 years	N/A	2 years
Expected volatility	55%	N/A	100%
Grant date fair value of options or SARs granted during period	$ 18.91	N/A	$ 8.99

        Based on our historical turnover rates, we assumed an annual estimated forfeiture rate of 8% when we calculated the estimated compensation cost for the year ended December 31, 2007. A recovery of prior expense will be recorded if the actual forfeitures are higher than estimated and vice versa. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

        Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options to be classified as financing cash flows.

Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, available-for-sale securities, and accounts receivable. We place cash and cash equivalents and available-for-sale securities in established financial institutions. We have no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Our trade accounts receivable are primarily from sales to end users and distributors servicing the medical and beauty industry, and reflect a broad domestic and international base. We maintain an allowance for potential credit losses. Our accounts receivable credit risk is not concentrated within any one geographic area. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in our accounts receivable.

        On January 9, 2008, we announced the execution of an international distribution agreement with the Swedish company Q-MED AB. Q-MED will eventually be responsible for the marketing, advertising, promotion, sale and distribution of our professional products for aesthetic treatments outside North America. We have outstanding receivables due from our current distributors. As a result of the Q-MED distribution agreement and subsequent transition, we may not be able to collect receivables due for past sales to our current distributors.

Disclosures About Fair Value of Financial Instruments

        SFAS No. 107, Disclosure About Fair Value of Financial Instruments (SFAS 107), requires disclosure of an estimate of the fair value of certain financial instruments. At December 31, 2007 and 2006, financial instruments consisted principally of cash, cash equivalents, available-for-sale securities and accounts receivable. The fair value of financial instruments pursuant to SFAS 107 approximated their carrying values at December 31, 2007 and 2006. Fair values have been determined through information obtained from market sources and management estimates.

Foreign Currencies

        In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements of subsidiaries outside the United States are measured using the foreign subsidiary’s local currency as the functional currency. We translate the assets and liabilities of our foreign subsidiary at the exchange rate in effect at the end of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense). Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) included in stockholders’ equity. Foreign currency transaction gains or losses included in other income (expense) were not material for the twelve months ended December 31, 2007.

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

Recently issued accounting standards

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, doe s not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that SFAS 157 may have on our consolidated financial position, results of operations, and cash flows.

Note 2 — Segment and Geographic Information

        In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under SFAS 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, we have viewed our operations and manage our business as principally one segment, medical and cosmetic products and services, and our long-lived assets are located in one facility in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

        The following table represents percentages of product revenue by geographic destination for 2007, 2006 and 2005:

At December 31,	2007	2006	2005
North America	71%	81%	77%
Europe	12%	6%	6%
South and Central America	5%	2%	2%
Asia / Pacific	4%	5%	2%
Japan	4%	4%	8%
Middle East	3%	1%	2%
Australia	1%	1%	3%

Total	100%	100%	100%

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

Note 4 — Income Taxes

        We provide for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). The provision (benefit) for income taxes in the accompanying Consolidated Statements of Income consists of the following:

At December 31,	2007	2006	2005
Federal:
Current	$6,585,662	$960,318	$364,994
Deferred	3,855,773	(7,294,000)	--

	10,441,435	(6,333,682)	364,994
State:
Current	2,206,727	1,663,893	108,266
Deferred	(72,646)	(301,000)	--

	2,134,081	1,362,893	108,266

Total	$12,575,516	$(4,970,789)	$473,260

A reconciliation of the federal statutory rate to our effective tax rate is as follows:
At December 31,	2007	2006	2005
Income tax provision at federal statutory rate	35.0%	35.0%	34.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	4.4	2.4	4.0
Change in valuation allowance, net operating loss utilization	--	(49.0)	(35.6)
Other	(1.4)	1.2	0.2

Provision (benefit) for income taxes	38.0%	(10.4%)	2.6%

55 The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

At December 31,	2007	2006
Net operating loss carry forwards	$ --	$3,149,706
Nondeductible accruals	2,437,202	2,144,000
Nondeductible reserves	1,177,470	1,166,000
Stock based compensation	197,201	--
Tax credits	--	3,168,999

Total	$3,811,873	$9,628,705

        Under SFAS 109, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. During the fourth quarter of 2006, we determined, based on current and preceding years’ results of operations, anticipated profit levels in future periods, and the industry in which we operate, that it is more likely than not that our domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, we weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified. The primary factors we considered were that:

o

Although we operate in an industry which is competitive and experiences rapid technological change, we have operated successfully in this environment. During the last several years, we have expanded our product mix and our newest products have been driving our revenue growth. We have maintained profitability and achieved year-over-year revenue growth during the past years.

o	We have cumulative profits before income taxes of $75.7 million for the three-year period ended with the fourth quarter of 2006.
o	Based upon our recent results of operations, as well as our internal projections, we expect to utilize our NOL carry forwards and tax credit carry forwards prior to their expiration.
o

We have never had any expired federal operating loss carry forwards in our history, and after utilization of net operating losses against the fiscal year 2006 federal taxable income, the first federal NOL carry forward scheduled to expire is in the year 2012.

        Although we have determined that a valuation allowance is not required with respect to our domestic net operating loss carry forwards, deferred expenses and tax credit carry forwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. Failure to achieve future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

        In addition to the tax assets described above, we have deferred tax assets totaling $20.5 million, resulting from the exercise of employee stock options. In accordance with SFAS 109 and SFAS 123R, recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. For 2007, 2006, and 2005, the impact to paid-in capital resulting from the exercise of employee stock options was $4.8 million, $1.2 million, and $180,000, respectively. As part of the adoption of Statement 123(R), we have chosen to derecognize our deferred tax asset and the related valuation allowance resulting from the excess tax benefit of stock options.

        At December 31, 2007, we had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carry forwards and tax credit carry forwards of approximately $51 million and $2.7 million, respectively, to be used to offset future taxable income. These net operating loss carry forwards will expire through 2024.

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $2.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007, we have $2.5 million of unrecognized tax benefits.

         A reconciliation of our total gross unrecognized tax benefits for the year ended December 31, 2007 is below.

Balance at December 31, 2006	$2,501,126
Tax positions related to current year:
Additions	433,051

Reductions	--

Balance at December 31, 2007	$2,934,177

        We establish reserves based on management’s assessment of exposure associated with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we had no accrued interest related to uncertain tax positions.

        The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

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

        During 2007, 2006 and 2005, we matched in Palomar common stock 50% of all employee contributions by issuing 41,865, 9,355 and 11,124 shares of common stock, respectively, to the 401(k) Plan in satisfaction of our employer match for employee contributions. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2007, 238,585 shares of common stock remained available for issuance there under.

Note 6 — Accrued Liabilities

        At December 31, 2007 and 2006, accrued liabilities consisted of the following:

At December 31,	2007	2006
Payroll and employee benefits	$ 5,269,567	$ 7,207,167
Commissions	2,318,674	1,599,915
Royalties	3,006,818	3,929,007
Warranties	1,051,432	1,120,420
Other	959,931	1,749,266

Total	$12,606,422	$15,605,775

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

        On July 30, 2007, we signed an amendment to our lease to add an additional 13,600 square feet. Rent expense, including this new lease, will total approximately $1.3 million per year, expiring in August 2009.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2007, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing:

At December 31,	2008	2009	2010	2011	2012	Thereafter
Purchase commitments	$5,700,000	$ --	$ --	$ --	$ --	$ --
Operating lease	1,301,000	862,000	--	--	--	--

Total	$7,001,000	$862,000	$ --	$ --	$ --	$ --

        We incurred rent expense of $1,358,000, $1,147,000 and $1,074,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Royalties

        We are a party to license agreements, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as 40% of royalties received from third parties related to certain patents. For the years ended December 31, 2007, 2006 and 2005, approximately $5,918,000, $13,465,000 and $3,690,000 of royalty expense, respectively, was incurred under this agreement.

Litigation

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

         On April 2, 2007, we announced the resolution of our lawsuit against Alma Laser, Inc. through the execution of a Non-Exclusive Patent License Agreement, a Trade Dress Settlement Agreement, and a Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,595,568 & 5,735,844 & corresponding foreign patents and applications in the professional field, excluding the consumer field. Alma admitted that its products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma paid us an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 through the date of settlement, plus interest and reimbursement of our legal costs. Alma also paid us an estimated payment for trade dress fees on past sales of their Harmony and Aria Systems and interest, and Alma agreed to change and has changed the trade dress of the Harmony and Aria systems. The final amounts due to us are the subject of an audit by an independent accounting firm. We have begun to recognize royalty revenue as the amounts become determinable. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing light-based hair removal systems, and Alma will pay us a royalty on sales of its later developed light-based hair removal systems.

         For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits to a Current Report on our Form 8-K filed April 2, 2007.

         On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims. This lawsuit has been transferred to the judge who presided over Palomar v Cutera, Inc. We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further alleged that Candela’s GentleMAX system willfully infringes U.S. Patent No. 5,735,844 and that Candela’s Light Station system willfully infringes both U.S. Patent Nos. 5,735,844 and 5,595,568. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007, we filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s allegations. A claim construction hearing, sometimes called a “Markman Hearing”, was held August 2, 2007, and we received what we consider to be a favorable Markman ruling on received November 9, 2007. No trial date has yet been set.

         On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counter claim of inequitable conduct. A claim construction hearing, or a Markman Hearing, is scheduled for April 15, 2008. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

         On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On July 13, 2007, we filed an amended answer to Candela’s first amended complaint including counter claim of inequitable conduct. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement and invalidity. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States. A Markman Hearing was held on November 13, 2007 and we are waiting on a ruling from the Judge. The trial is scheduled to begin July 14, 2008.

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

Note 8 — Stockholders’ Equity

Common Stock

         During 1998, we sold 1,457,142 shares of common stock to a group of investors for $10,200,000. Under the terms of this private placement, we are obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in Palomar as long as the investors continue to hold their common stock in their name. During 2007, 2006 and 2005, we paid $62,100, $83,077 and $59,049, respectively, related to this fee. These amounts have been charged to additional paid-in capital.

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

Rights Agreement

        In April 1999, we adopted a shareholder rights plan (“Rights Plan”). The Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock outstanding until the rights become exercisable. Each right entitles the registered holder to purchase from us seven one-thousandths (7/1000th) of a share of Series A Participating Cumulative Preferred Stock (“Series A shares”) for $56, adjusted for certain events. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer for 15% or more of our common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of Series A shares equivalent to the number of shares of our common stock, which have a market value of twice the purchase price of the right. In the event that we are acquired in a merger or other business combination transaction or more than 50% of our assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the $56 purchase price. The rights will not be exercisable until certain events occur. The Board of Directors may elect to terminate the rights under certain circumstances.

Note 9 — Stock Option Plans and Warrants

Stock Options

        We have several Stock Option Plans and Incentive Stock Plans (the “Plans”) providing for the issuance of a maximum of 9,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”), nonqualified stock options, or stock-settled stock appreciation rights (“SARs”). Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Palomar stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the board of directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The board of directors, in its discretion, may convert the optionee’s ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

        The following table summarizes all stock option activity of Palomar for the years ended December 31, 2007, 2006 and 2005:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2004	4,967,402	$0.90 -$26.00	$ 12.33	8.51	$67,919,865
Granted	645,000	24.63 - 24.63	24.63
Exercised	(833,841)	0.90 - 19.00	5.42
Canceled	(28,596)	2.19 - 16.53	13.83

Outstanding, December 31, 2005	4,749,965	0.90 - 26.00	15.20	8.02	94,378,778
Granted	--	--	--
Exercised	(872,267)	0.90 - 26.00	11.39
Canceled	(55,331)	4.50 - 16.53	15.09

Outstanding, December 31, 2006	3,822,367	0.90 - 26.00	16.07	7.19	131,978,861
Granted	--	--	--
Exercised	(337,878)	0.97 - 26.00	12.42
Canceled	(4,000)	4.50 - 16.53	7.85

Outstanding, December 31, 2007	3,480,489	0.90 - 26.00	16.44	6.05	5,148,147

Exercisable, December 31, 2005	3,167,018	0.90 - 26.00	15.09	7.90	63,292,431

Exercisable, December 31, 2006	2,448,537	0.90 - 26.00	15.82	7.09	85,150,767

Exercisable, December 31, 2007	2,115,489	0.90 - 26.00	16.38	5.99	5,148,147

Vested and expected to vest at
December 31, 2007	1,547,455			6.03	5,148,147

Available for future issuances under
the plans as of December 31, 2007	598,535

        The total intrinsic value for options exercised during the year ended December 31, 2007, 2006 and 2005 was $10,390,187, $30,116,146 and $18,020,301, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $1.00	224,361	3.13 years	$ 0.97	224,361	$ 0.97
1.97 - 2.19	39,500	1.79 years	1.98	39,500	1.98
3.18 - 4.50	49,655	2.51 years	3.52	49,655	3.52
5.05 - 7.28	75,382	4.44 years	5.07	75,382	5.07
8.11 - 10.72	4,433	5.93 years	10.09	4,433	10.09
13.66 - 16.00	16,333	6.42 years	14.22	16,333	14.22
16.53 - 16.53	1,050,325	6.16 years	16.53	1,050,325	16.53
23.61 - 26.00	655,500	7.35 years	24.64	655,500	24.64

$0.90 -$26.00	2,115,489	6.05 years	$ 16.44	2,115,489	$16.38

        On February 29, 2008, we granted 1,315,000 stock options to employees and directors with exercise prices equal to the fair market value on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. We expect our stock-based payment expense to be approximately $3.0 million in Q1 2008 and $180,000 in subsequent quarters through February 27, 2011. The total compensation expense for the options granted on February 29, 2008 is expected to be approximately $5.5 million.

Stock-Settled Stock Appreciation Rights

        The stock-settled stock appreciation rights (SARs) granted since December 31, 2006 are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. For the stock-settled SARs granted since December 31, 2006, the initial SAR valuation per share of the common stock was set at less than the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date.

        The following table summarizes the stock-settled stock appreciation rights activity of Palomar since December 31, 2006:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	--	--	--	--

Granted	482,500	$ 14.40	3.59
Converted	--	--
Canceled	(5,000)	14.40

Outstanding, December 31, 2007	477,500	$ 14.40	3.59	$439,300

Vested, December 31, 2007	--	--	--	--

62 Warrants The following table summarizes all warrant activity of Palomar for the years ended December 31, 2007, 2006 and 2005:
	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2004	180,000	$1.97 - $3.19	$2.77	4.73	$4,180,781
Exercised	(50,000)	1.97 - 3.19	2.82

Outstanding, December 31, 2005	130,000	1.97 - 3.19	2.75	3.77	4,200,975
Exercised	(55,000)	1.97 - 3.19	2.74

Outstanding, December 31, 2006	75,000	1.97 - 3.19	2.76	2.86	3,587,812
Exercised	--	--	--

Outstanding, December 31, 2007	75,000	1.97 - 3.19	2.76	1.86	941,812

Exercisable, December 31, 2005	130,000	1.97 - 3.19	2.75	3.77	4,200,975

Exercisable, December 31, 2006	75,000	1.97 - 3.19	2.76	2.86	3,587,812

Exercisable, December 31, 2007	75,000	1.97 - 3.19	2.76	1.86	941,812

        The total intrinsic value for warrants exercised during the year ended December 31, 2007, 2006 and 2005 was $0, $2,288,312 and $1,301,406, respectively.

        The ranges of exercise prices for warrants outstanding and exercisable at December 31, 2007 are as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.97 - $1.97	20,000	2.08 years	$ 1.97	20,000	$1.97
2.81 - 2.81	20,000	2.43 years	2.81	25,000	2.81
3.19 - 3.19	35,000	1.41 years	3.19	35,000	3.19

$1.97 - $3.19	75,000	1.86 years	$ 2.76	75,000	$2.76

Reserved Shares At December 31, 2007, we have reserved shares of our common stock for the following:

At December 31,
Stock option and stock appreciation plans	4,556,524
Warrants	75,000
Employee 401(k) plan	238,585

4,870,109

Note 10 — Quarterly Results of Operations (Unaudited)

        The following tables present a condensed summary of quarterly results of operations for the years ended December 31, 2006 and 2007 (in thousands, except per share data).

	2006
At December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,455	$36,657	$28,022	$39,412
Cost and expenses	16,577	20,384	20,215	26,081
Net income	6,244	17,367	8,368	20,998
Net income per share:
Basic	$ 0.36	$ 1.00	$ 0.47	$ 1.18
Diluted	$ 0.31	$ 0.86	$ 0.41	$ 1.03

	2007
At December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,518	$32,768	$31,379	$28,153
Cost and expenses	23,416	25,400	24,720	24,112
Net income	5,871	5,829	5,323	3,484
Net income per share:
Basic	$ 0.32	$ 0.32	$ 0.29	$ 0.19
Diluted	$ 0.30	$ 0.30	$ 0.28	$ 0.18

        This financial information includes several transactions which affect the comparability of the quarterly results for the years ended December 31, 2006 and 2007. For the year ended December 31, 2006, the following transactions are included:

o	First quarter: After finalizing negotiations with The Massachusetts General Hospital regarding royalty due to Massachusetts General Hospital for sales of certain products, we recognized a reduction to cost of product revenues of $762,000. In addition, we wrote-off $145,000 of certain customer service loaner inventory.

o	Second quarter: As a result of the resolution of our patent infringement lawsuits against Cutera, we recognized $13.6 million in royalty revenues for back-owed royalties, $5.4 million in cost of royalties related to the back-owed royalties, a legal reimbursement of $3.8 million in general and administrative expense, and $1.2 million reduction to interest expense related to the back-owed royalties.

o	Third quarter: As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, we recognized $2.2 million of royalty revenue for back-owed royalties and $864,000 in cost of royalty revenue related to the back-owed royalties.

o	Fourth quarter: As a result of a new patent license agreement with Cynosure, we recognized $10 million in royalty revenues for back-owed royalties and $4 million in cost of royalty revenue related to the back-owed royalties. In addition, due to the completion of an audit by an independent accounting firm of back-owed royalties owed by Cutera, we recognized an additional $560,000 in royalty revenues.

For the year ended December 31, 2007, the following transactions are included:

o	Third quarter: As a result of our successful resolution of our patent infringement and trade dress lawsuits against Alma, we recognized $3.1 million in royalty revenues for back-owed royalties, $894,000 in other revenues related to trade dress, $1.2 million in cost of royalties related to the back-owed royalties, a legal reimbursement of $227,000 in general and administrative expense, and $259,000 reduction to interest expense related to the back-owed royalties.

64
o	Fourth quarter: After finalizing negotiations with The Massachusetts General Hospital regarding royalty due to Massachusetts General Hospital for sales of certain products, we recognized a reduction to cost of product revenues of $1.7 million.

Note 11 — Development and License Agreement with The Gillette Company and New License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)

        Effective as of February 14, 2003, we entered into a Development and License Agreement (the “Agreement”) with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. In October 2005, Procter & Gamble Company (NYSE: PG) completed its acquisition of Gillette. Under the Agreement, Procter & Gamble, as the acquiring party, assumed all of Gillette’s rights and obligations. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the agreement and both parties decided to move onto the next phase. Accompanying this decision, we amended the original agreement, whereby, Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

        On September 29, 2006, in response to a first decision point in the Agreement, Gillette decided to continue with the project. On December 8, 2006, over-the-counter clearance was obtained from the United States Food and Drug Administration for the device and, per the Agreement, Gillette was obligated to make a development completion payment to us of $2.5 million, which was paid on December 26, 2006. The $2.5 million payment will be recorded as revenue over a 12 month period, as we were obligated to perform additional services to Gillette during that period in consideration for this payment.

        Gillette was to conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette was to decide by January 7, 2008 whether or not to continue with the project (the “Launch Decision”). On February 21, 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light-based hair removal device for home-use for women, and we also announced that we had executed an amended and restated joint development agreement to incorporate other amendments and several new amendments to allow for more open collaboration through commercialization. With regard to the additional light-based hair removal device for home-use for women, we completed certain development activities in consultation with Gillette during an eleven month program. Gillette provided us with $1.2 million and an additional $300,000 upon the completion of certain deliverables to be recognized over an eleven month period as costs are incurred and services are provided.

        On December 21, 2007, we announced an agreement with Gillette to extend the Launch Decision until no later than February 29, 2008. During this extension period, we negotiated with Gillette and its parent company The Procter & Gamble Company (“P&G”) for a new agreement to replace the existing one. On March 3, 2008, we announced with P&G that we had entered into a License Agreement including with P&G’s wholly owned subsidiary Gillette under which we granted a non-exclusive license to certain patents and technology to commercialize home-use light-based hair removal devices for women. This License Agreement replaced the prior Development and License Agreement.

        For the years ended December 31, 2007, 2006 and 2005, we recognized $3.8 million, $1.1 million and $2.8 million of funded product development revenues from Gillette, respectively. As of December 31, 2007, 2006 and 2005, $48,000, $2.9 million, and $0, respectively, of advance payments received from Gillette for which services were not yet provided were included in deferred revenue.

        For more information, please see the License Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 3, 2008, the Development and License Agreement and subsequent amendments filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2003, Exhibits 99.1, 99.2, and 99.3 to our Current Report on Form 8-K filed on June 28, 2004, Exhibit 10.30 to our Annual Report on Form 10-K filed on March 6, 2006, and Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed on February 21, 2007.

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

        For the years ended December 31, 2007, 2006 and 2005, we recognized approximately $2.5 million, $1.4 million and $1.6 million, respectively, of funded product development revenues from Johnson & Johnson. As of December 31, 2007, 2006 and 2005, $477,000, $63,000 and $375,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

         For more information, please see the Joint Development and License Agreement and amendments filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 7, 2004, Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on May 8, 2007, and Exhibits 10.47 and 10.48 to our Quarterly Report on Form 10-Q filed on November 2, 2007.

Note 13 – Research contract with the United States Department of the Army

         In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, we announced that we had been awarded additional funding of $888,000 for a total of $3.4 million and a twelve month extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. Since April 30, 2007, the contract has been extended on multiple occasions and currently has been extended through March 31, 2008. The contract is a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Our revenue from the contract is subject to government audit.

        For the years ended December 31, 2007, 2006 and 2005, we recognized $388,000, $1.3 million and $1.0 million of funded product development revenues under this agreement, respectively.

Note 14 – Settlement of Lumenis Litigation

        On June 22, 2004, we announced that we had reached a settlement with Lumenis Ltd. resolving our on-going litigation concerning both patent infringement and contractual matters. Pursuant to the settlement, the parties dismissed with prejudice both the federal action in the Northern District of California as well as the state court action in Massachusetts. Palomar and Lumenis executed a Settlement Agreement and a Patent License Agreement. Under the Patent License Agreement, we granted Lumenis a non-exclusive, royalty bearing license to the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field.

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

        In addition, Lumenis granted us a paid up license to a variety of Lumenis’ patents for our light-based devices. We granted Lumenis a paid up license to the U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications for Lumenis’ lamp-based devices. Both parties have agreed to the validity and enforceability of each others’ patents and not to challenge such validity and enforceability in the future.

        For the year ended December 31, 2005, Lumenis made payments of approximately $2.2 million for back-owed royalties.

        For more information, please see the Settlement Agreement and the Patent License Agreement filed as Exhibits 99.1 and 99.2 to our Current Report on Form 8-K filed June 22, 2004.

Note 15 – Settlement of Cutera Litigation

          On June 5, 2006, we announced the resolution of our patent infringement lawsuits against Cutera, Inc. through the execution of a Settlement Agreement and a Non-Exclusive Patent License Agreement. Under the License Agreement, we granted Cutera a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Cutera admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Cutera agreed not to challenge the infringement, validity and enforceability of these patents in the future. Cutera paid us $22 million as an estimated payment for royalties on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2000 through March 31, 2006, interest and reimbursement of our legal costs. Cutera subsequently informed us that they believed the actual liability for past royalties, interest and legal costs was $19.6 million, versus the actual payment of $22 million. We recorded the difference of $2.4 million as deferred revenue at June 30, 2006 to be applied against future amounts owed. The final amounts due were subject to an audit by an independent accounting firm which was completed during the fourth quarter of 2006, resulting in an additional $648,000 of royalty and interest. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all royalty and interest payments from Cutera. In connection with the settlement, during the three and nine months ended September 30, 2006, we recorded $13.6 million of royalty revenue and $5.4 million in cost of royalties. We also recorded, net of amounts owed to the Massachusetts General Hospital, $3.8 million as a reduction in general and administrative expense and $1.2 million in interest income. Starting on April 1, 2006, Cutera began paying us a royalty on sales of its existing and any new light-based hair removal systems later developed.

        For the year ended December 31, 2006 we recognized $14.2 million of back-owed royalty revenues related to the settlement of the Cutera litigation.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to our Current Report on Form 8-K filed June 5, 2006.

Note 16 – Laserscope Agreement

         On October 18, 2006, we entered into a new Non-Exclusive Patent License Agreement with Laserscope and terminated the prior license agreement. Under the Patent License Agreement, we granted Laserscope a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Under the new license agreement, Laserscope will pay us a royalty on sales of its current light-based hair removal products, including the Lyra and Gemini Laser Systems and the Solis IPL System, as well as on sales of new light-based hair removal systems developed in the future.

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

        For the year ended December 31, 2006, we recognized $2.2 million of back-owed royalty revenues as a result of the Laserscope agreement.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to our Current Report on Form 8-K filed October 26, 2006.

Note 17 – Cynosure Agreement

         On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. Under this Agreement, we granted to Cynosure a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. In return, Cynosure granted us a non-royalty bearing (fully paid up), non-exclusive license to eight Cynosure patents and patent applications, including counterparts. Cynosure also paid us $10 million on November 7, 2006 as a royalty on sales of their laser and lamp-based hair removal systems made before October 1, 2006. Starting on October 1, 2006, Cynosure began paying us a royalty on sales of existing and any new light-based hair removal systems later developed.

        For the year ended December 31, 2006, we recognized $10.0 million of back-owed royalty revenues as a result of the Cynosure license.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 7, 2006.

Note 18 – Alma Agreement

         On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us are being determined based on an audit by an independent accounting firm. We have begun to recognize royalty revenue as the amounts become determinable. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing and any new light-based hair removal systems later developed.

        For the year ended December 31, 2007, we recognized $3.1 million of back-owed royalty revenues and $894,000 of other revenues for trade dress infringement. At December 31, 2007, we had deferred revenue of $1.6 million related to payments received from Alma.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to our Current Report on Form 8-K filed on April 2, 2007.

Note 19 – Subsequent Events

         On January 9, 2008, we announced the execution of an international distribution agreement with the Swedish company Q-MED AB. Q-MED will eventually be responsible for the marketing, advertising, promotion, sale and distribution of our professional products for aesthetic treatments outside North America.

         On March 3, 2008, we announced with The Procter & Gamble Company (“P&G”) that we had entered into a License Agreement including with P&G’s wholly owned subsidiary The Gillette Company under which we granted a non-exclusive license to certain patents and technology to commercialize home-use light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003 which was amended and restated in February 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s report on internal controls over financial reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

         In conducting their evaluation of the effectiveness of our company’s internal control over financial reporting, management used the framework set forth in the report entitled “Internal Control–Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited Palomar Medical Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Palomar Medical Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’equity and cash flows for each of the three fiscal years in the period ended December 31, 2007 of Palomar Medical Technologies, Inc. and our report dated March 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2008

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        We incorporate information required by this item by reference to the sections responsive hereto of our 2008 annual proxy statement to be filed prior to April 29, 2008.

Item 11. Executive Compensation

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2008 annual proxy statement to be filed prior to April 29, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2008 annual proxy statement to be filed prior to April 29, 2008.

Item 13. Certain Relationships and Related Transactions

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2008 annual proxy statement to be filed prior to April 29, 2008.

Item 14. Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2008 annual proxy statement to be filed prior to April 29, 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)        The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Income for the years ended December 31, 2007, December 31, 2006 and December 31, 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, December 31, 2006 and December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

72
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Amended and Restated By-Laws		10-Q	August 9, 2000	3(II)

4.1	Specimen certificate of common stock		10-Q	May 17, 1999	4.1

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

4.3	Rights Agreement with American Stock Transfer & Trust Company dated April 20, 1999		8-K	April 21, 1999	4.1

10.1*	Second Amended 1991 Stock Option Plan		10-Q	August 16, 1999	4.1

10.2*	Second Amended 1993 Stock Option Plan		10-Q	August 16, 1999	4.2

10.3*	Second Amended 1995 Stock Option Plan		10-Q	August 16, 1999	4.3

10.4*	Second Amended 1996 Stock Option Plan		10-Q	August 16, 1999	4.4

10.5*	1998 Incentive and Non-Qualified Stock Option Plan		DEF 14A	April 22, 1998	B

10.6*	2004 Stock Incentive Plan		DEF 14A	March 17, 2004	A

10.7*	2007 Stock Incentive Plan		DEF 14A	March 21, 2007	A

10.8*	401(k) Plan		S-8	October 4, 1995	99(h)

10.9*+	2006 Incentive Compensation Program with Louis P. Valente		10-K	March 6, 2006	10.9

10.10*+	2006 Incentive Compensation Program with Joseph P. Caruso		10-K	March 6, 2006	10.10

10.11*+	2006 Incentive Compensation Program with Paul S. Weiner		10-K	March 6, 2006	10.10

73
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.12*	Employment Agreement with Louis P. Valente dated July 1, 2001		10-K	March 17, 2004	10.16

10.13*	Employment Agreement with Joseph P. Caruso dated July 1, 2001		10-K	March 17, 2004	10.17

10.14*	Employment Agreement with Paul S. Weiner dated July 1, 2001		10-K	March 17, 2004	10.18

10.15	Form of common stock purchase warrant		S-8	June 22, 1998	4

10.16	Form of common stock purchase warrant		S-8	May 21, 2004	99.1

10.17	Form of common stock purchase warrant		S-8	May 21, 2004	99.2

10.18	Lease for 82 Cambridge Street, Burlington, MA dated June 17, 1999		10-Q	August 16, 1999	10.4

10.19	First Amendment to Lease for 82 Cambridge Street, Burlington, MA dated March 20, 2000		10-K	March 6, 2006	10.19

10.20	Second Amendment to Lease for 82 Cambridge Street, Burlington, MA dated January 18, 2006		10-K	March 6, 2006	10.20

10.21	License Agreement with The General Hospital Corporation dated August 18, 1995		10-K	February 12, 1999	10.44

10.22	First Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.45

10.23	Second Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.46

10.24+	Third and Fourth Amendments to License Agreement with The General Hospital Corporation		10-K	March 27, 2003	10.13

10.25+	Research Agreement with The General Hospital Corporation dated August 1, 2004		8-K	November 18, 2004	99.1

10.26+	The Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	February 19, 2003	10.1

10.27	Amendment to the Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	June 28, 2004	99.3

10.28	Amendment to the Development and License Agreement with The Gillette Company dated October 2, 2003		8-K	June 28, 2004	99.2

10.29	Second Amendment to the Development and License Agreement with The Gillette Company		8-K	June 28, 2004	99.1

74
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.30+	Third Amendment to the Development and License Agreement with The Gillette Company		10-K	March 6, 2006	10.30

10.31+	Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated September 1, 2004		8-K	September 7, 2004	99.1

10.32	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd. dated June 17, 2004		8-K	June 22, 2004	99.1

10.33+	Patent License Agreement with Lumenis, Inc. dated June 17, 2004		8-K	June 22, 2004	99.2

10.34+	Fifth Amendment to License Agreement with The General Hospital dated March 20, 2006		10-Q	May 9, 2006	10.35

10.35+	First Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 1, 2006.		10-Q	August 8, 2006	10.36

10.36	Settlement Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Cutera, Inc.		8-K	June 5, 2006	99.1

10.37	Patent License Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc. and Cutera, Inc.		8-K	June 5, 2006	99.2
10.38	Consent Judgments, Palomar v Cutera		8-K	June 5, 2006	99.3

10.39	Stipulations of Dismissal, Palomar v Cutera		8-K	June 5, 2006	99.4

10.40	Non Exclusive Patent License Agreement dated November 6, 2006 between Palomar Medical Technologies, Inc. and Cynosure, Inc.		8-K	November 7, 2006	99.2

10.41	FDA notification letter of 510K OTC clearance for a new, patented home-use, light-based hair removal device		8-K	December 11, 2006	99.1

10.42*	2007 Incentive Compensation Program - Executive Level		8-K	February 9, 2007	-

10.43+	Amended and Restated Development and License Agreement effective as of February 14, 2003 restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.1

10.44+	Amendment to the Amended and Restated Development and License Agreement, dated February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.2

75
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.45	Settlement Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Alma Lasers, Inc		8-K	April 2, 2007	10.1

10.46	Non-Exclusive Patent License Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc. and Alma Lasers, Inc. and Alma Lasers, Ltd.		8-K	April 2, 2007	10.2

10.47	Trade Dress Settlement dated March 29, 2007 between Palomar Medical Technologies, Inc. and Alma Lasers, Inc. and Alma Lasers, Ltd.		8-K	April 2, 2007	10.3

10.48	Consent Judgment, Palomar v Alma		8-K	April 2, 2007	10.4

10.49	Stipulation of Dismissal with Prejudice, Palomar v Alma		8-K	April 2, 2007	10.5

10.50+	Second Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 7, 2007		10-Q	May 8, 2007	10.45

10.51	Amended and Restated Bylaws		8-K	October 24, 2007	3.1

10.52	Third Amendment to Lease for 80/82 Cambridge Street, Burlington, MA dated July 30, 2007		10-Q	November 2, 2007	10.46

10.53+	Third Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated August 15, 2007		10-Q	November 2, 2007	10.47

10.54+	Fourth Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated August 22, 2007		10-Q	November 2, 2007	10.48

10.55	Amendment to the Amended and Restated Development and License Agreement, effective as of February 14, 2003 restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	December 21, 2007	10.1

10.56+	International Distributor Agreement, effective as of January 8, 2008 between Palomar Medical Technologies, Inc. and Q-MED AB (Publ).		8-K	January 9, 2008	10.1

10.57*+	2008 Incentive Compensation Program - Executive Level		8-K	February 11, 2008	-

10.58*+	2008 Incentive Compensation Program with Louis P. Valente	X	10-K	March 6, 2008	10.58

10.59*+	2008 Incentive Compensation Program with Joseph P. Caruso	X	10-K	March 6, 2008	10.59

10.60*+	2008 Incentive Compensation Program with Paul S. Weiner	X	10-K	March 6, 2008	10.60

76
Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.61+	License Agreement, executed February 29, 2008, effective as of February 14, 2003		8-K	March 3, 2008	10.1

21	List of subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC

*	Management contract or compensatory plan or arrangement

77

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

Name	Capacity	Date

/s/Louis P. Valente	Chairman of the Board of Directors	March 6, 2008
Louis P. Valente

/s/Joseph P. Caruso	President, Chief Executive Officer and Director	March 6, 2008
Joseph P. Caruso

/s/Paul S. Weiner	Chief Financial Officer	March 6, 2008
Paul S. Weiner

/s/ Nicholas P. Economou	Director	March 6, 2008
Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 6, 2008
A. Neil Pappalardo

/s/ James G. Martin	Director	March 6, 2008
James G. Martin

/s/ Jeanne Cohane	Director	March 6, 2008
Jeanne Cohane

78