Form 10-Q
period 2008-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2008-05-08
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The number of shares outstanding of the registrant’s common stock as of the close of business on May 2, 2008 was 18,248,012.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007
Assets

Current assets
Cash and cash equivalents	$106,668,486	$90,460,350
Available-for-sale investments	--	41,910,000
Accounts receivable, net	11,745,581	16,037,475
Inventories	15,138,480	12,896,154
Deferred tax assets	5,459,352	3,811,873
Other current assets	2,290,657	1,129,300

Total current assets	141,302,556	166,245,152

Marketable securities	21,363,836	--

Property and equipment, net	1,317,471	1,250,437

Other assets	111,074	111,074

Total assets	$164,094,937	$167,606,663

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$3,775,471	$1,987,579
Accrued liabilities	7,211,723	12,606,422
Deferred revenue	4,835,010	5,789,936

Total current liabilities	15,822,204	20,383,937

Deferred income taxes	2,546,017	2,533,220

Total liabilities	$18,368,221	$22,917,157

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 18,453,012 and 18,442,846 shares, respectively	184,530	184,429
Additional paid-in capital	203,713,062	199,988,081
Accumulated other comprehensive income	(333,764)	12,590
Accumulated deficit	(53,483,648)	(52,479,008)
Treasury stock, at cost - 205,000 and 105,000 shares, respectively	(4,353,464)	(3,016,586)

Total stockholders' equity	145,726,716	144,689,506

Total liabilities and stockholders’ equity	$164,094,937	$167,606,663

See accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Product revenues	$17,688,793	$27,398,545
Royalty revenues	3,247,023	2,684,554
Funded product development revenues	596,570	1,435,080
Other revenues	1,497,625	--

Total revenues	23,030,011	31,518,179

Costs and expenses
Cost of product revenues	6,594,332	8,618,388
Cost of royalty revenues	1,298,810	1,073,822
Research and development	5,383,647	4,303,342
Selling and marketing	6,778,317	6,275,988
General and administrative	6,236,592	3,144,090

Total costs and expenses	26,291,698	23,415,630

(Loss) income from operations	(3,261,687)	8,102,549

Interest income	1,423,040	1,366,299
Other income	10,517	--

(Loss) income before income taxes	(1,828,130)	9,468,848

(Benefit from) provision for income taxes	(823,490)	3,598,162

Net (loss) income	$(1,004,640)	$5,870,686

Net (loss) income per share
Basic	$(0.05)	$0.32

Diluted	$(0.05)	$0.30

Weighted average number of shares outstanding
Basic	18,313,701	18,129,429

Diluted	18,313,701	19,421,397

Comprehensive (loss) income:
Net (loss) income	$(1,004,640)	$5,870,686
Unrealized loss from marketable securities, net of taxes of $219,752	(341,412)	--
Foreign currency translation adjustment	(4,942)	--

Comprehensive (loss) income	$(1,350,994)	$5,870,686

See accompanying notes to condensed consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net (loss) income	$(1,004,640)	$5,870,686

Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Depreciation and amortization	160,950	135,099
Stock-based compensation expense	3,343,476	(15,375)
Provision for bad debt	(305,158)	(38,077)
Inventory write-off	--	111,280
Tax benefit from the exercise of stock options	(367,635)	(248,913)
Other non-cash items	(4,942)	--
Changes in assets and liabilities:
Accounts receivable	4,597,052	(2,442,073)
Inventories	(2,242,326)	(2,229,762)
Deferred tax assets	(1,427,727)	2,936,042
Other current assets	(1,161,357)	598,330
Accounts payable	1,787,892	1,659,192
Accrued liabilities	(5,027,064)	(4,593,880)
Deferred revenue	(954,926)	166,319
Deferred income taxes	12,797	75,175

Net cash (used in) from operating activities	(2,593,608)	1,984,043

Investing activities
Capital expenditures	(227,984)	(251,466)
Purchases of available-for-sale investments	(1,250,000)	(15,771,396)
Proceeds from sale of available-for-sale investments	21,235,000	1,225,000

Net cash from (used in) investing activities	19,757,016	(14,797,862)

Financing activities
Proceeds from the exercise of stock options	28,871	1,851,265
Tax benefit from the exercise of stock options	367,635	248,913
Purchases of common stock	(1,336,878)	--
Costs incurred related to issuance of common stock	(14,900)	(16,150)

Net cash (used in) from financing activities	(955,272)	2,084,028

Net increase in cash and cash equivalents	16,208,136	(10,729,791)
Cash and cash equivalents, beginning of the period	90,460,350	36,817,257

Cash and cash equivalents, end of the period	$106,668,486	$26,087,466

Supplemental disclosure of cash flow information
Cash paid for income taxes	$185,024	$532,500

See accompanying notes to condensed consolidated financial statements. 5

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2007 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2007.

        Beginning in 2007, certain balance sheet reclassifications have been made. Accordingly, such amounts related to fiscal 2007 have been reclassified in the accompanying Condensed Consolidated Statements of Cash Flows to conform to the current year presentation.

Note 2 – Stock-based compensation

        During the three months ended March 31, 2008, we granted 1,315,500 stock options. The options granted to employees and directors have exercise prices equal to the fair market value on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period.

        Our loss before taxes and net loss were increased by $3.3 million for the three months ended March 31, 2008 and our income before taxes and net income were increased by $15,000 for the three months ended March 31, 2007, as a result of the SFAS 123(R) stock-based compensation expense or benefit, respectively. The compensation expense for the three months ended March 31, 2008 decreased basic and diluted earnings per share by $0.18 while the compensation benefit for the three months ended March 31, 2007 had no effect on basic and diluted earnings per share. As of March 31, 2008, there was $8.7 million of unrecognized compensation expense related to non-vested market-based share awards. The expense is expected to be recognized over a weighted-average period of 3.2 years.

Stock Options

        The following table summarizes our stock option activity since December 31, 2007:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	3,480,489	$0.90 - $26.00	$ 16.44	6.05	$5,148,147

Granted	1,315,000	$13.31	$ 13.31
Exercised	(166)	$ 4.50	$ 4.50
Canceled	(1,366,600)	$1.00 - $16.53	$ 16.52

Outstanding, March 31, 2008	3,428,723	$0.90 - $26.00	$ 15.20	7.34	$7,402,986

Exercisable, March 31, 2008	2,813,723	$0.90 - $26.00	$ 15.62	6.78	$6,302,136

        The total intrinsic value for stock options exercised during the three months ended March 31, 2008 and 2007 was $1,474 and $7,330,361, respectively.

        The following table summarizes information about stock options outstanding as of March 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $1.00	224,161	2.89 years	$0.97	224,161	$0.97
1.97 - 2.19	39,300	1.56 years	1.98	39,300	1.98
3.19 - 4.50	49,289	2.29 years	3.52	49,289	3.52
5.05 - 7.28	75,382	4.20 years	5.07	75,382	5.07
8.11 - 10.72	4,433	2.45 years	10.09	4,433	10.09
13.66 - 16.00	1,331,333	9.86 years	13.32	716,333	13.33
16.53 - 16.53	1,049,325	5.94 years	16.53	1,049,325	16.53
23.61 - 26.00	655,500	7.09 years	24.64	655,500	24.64

$0.90 - $26.00	3,428,723	7.34 years	$15.20	2,813,723	$15.62

        We granted 1,440,000 performance based stock options in 2004 to employees and directors with exercise prices equal to the fair market value on the date of grant of $16.53, and which expire ten years from the date of grant. 815,000 of these options would vest upon Gillette making a “Launch Decision” as defined under the original Development and License Agreement, and the remaining 625,000 of these options would vest twelve months after the Launch Decision. On December 21, 2007, we announced an agreement with Gillette to extend the Launch Decision until no later than February 29, 2008. During this extension, we negotiated with Gillette and its parent company, The Procter and Gamble Company (P&G), for a new agreement to replace the existing one. On February 29, 2008, we entered into a License Agreement with P&G under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. As a Launch Decision did not occur under the original Development and License Agreement, on February 29, 2008, the 1,365,000 performance based stock options which remained outstanding were cancelled and the related stock-based payment expense was never incurred.

        On February 29, 2008, we granted 1,315,000 stock options to employees and directors with exercise prices equal to the fair market value on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. Starting Q2 2008, we expect our stock-based payment expense related to these options to be approximately $200,000 a quarter through February 27, 2011. The total compensation expense for the options granted on February 29, 2008 is expected to be approximately $5.2 million, of which $3.0 million was recorded in Q1 2008.

Stock-Settled Stock Appreciation Rights

        The granted stock-settled stock appreciation rights (SARs) are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. In 2007, stock-settled SARs were granted and the initial SAR valuation per share of the common stock was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. No stock-settled SARs were granted in the three months ended March 31, 2008.

        The following table summarizes our stock-settled stock appreciation rights activity since December 31, 2007:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2007
	477,500	$ 14.40	3.59	--

Granted	--	--	--
Converted	--	--	--
Canceled	(6,000)	$ 14.40	--

Outstanding, March 31, 2008	471,500	$ 14.40	3.36	$330,050

Vested, March 31, 2008	--	--	--	--

Warrants The following table summarizes our warrant activity since December 31, 2007:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2007	75,000	$1.97 - $3.19	$ 2.76	1.86	$941,812

Exercised	(10,000)	$2.81	$ 2.81

Outstanding, March 31, 2008	65,000	$1.97 - $3.19	$ 2.75	1.53	$802,437

Exercisable, March 31, 2008	65,000	$1.97 - $3.19	$ 2.75	1.53	$802,437

        The total intrinsic value for warrants exercised for the three months ended March 31, 2008 and 2007 were $111,175 and $0, respectively.

        The following table summarizes information about warrants outstanding as of March 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.97 - $1.97	20,000	1.84 years	$1.97	20,000	$1.97
2.81 - 2.81	10,000	2.18 years	2.81	10,000	2.81
3.19 - 3.19	35,000	1.17 years	3.19	35,000	3.19

$1.97 - $3.19	65,000	1.53 years	$2.75	65,000	$2.75

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At March 31, 2008 and December 31, 2007, inventories consisted of the following:

	March 31, 2008	December 31, 2007

Raw materials	$ 6,153,273	$ 5,541,725
Work in process	2,155,590	1,383,689
Finished goods	6,829,617	5,970,740

Total	$15,138,480	$12,896,154

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At March 31, 2008 and December 31, 2007, property and equipment consisted of the following:

	March 31, 2008	December 31, 2007	Estimated useful life
Machinery and equipment	$ 1,974,609	$ 1,902,425	3-8 years
Furniture and fixtures	3,092,435	2,956,610	5 years
Leasehold improvements	537,648	517,673	Shorter of estimated useful life or term of lease

	5,604,692	5,376,708
Accumulated depreciation	(4,287,221)	(4,126,271)

Total	$ 1,317,471	$ 1,250,437

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

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the condensed Consolidated Balance Sheets for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Warranty accrual, beginning of period	$1,051,432	$1,120,420
Charges to cost and expenses relating to new sales	328,324	662,488
Costs of product warranty claims	(442,459)	(507,091)

Warranty accrual, end of period	$937,297	$1,275,817

Note 6 – Fair Value of Financial Instruments

         In September 2006, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS 157 applies to fair value measurements already required or permitted by existing standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

        As of January 1, 2008, we adopted SFAS 157. We performed an analysis of our investments held at March 31, 2008 to determine the significance and character of all inputs to their fair value determination. The adoption of the standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

        SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

o	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
o	Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
o	Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of March 31, 2008 and 2007.

Assets	Fair Value as of March 31, 2008
In thousands	Level 1	Level 2	Level 3	Total

Auction-rate preferred securities	$ --	$ --	$16,332	$16,332

Auction-rate municipal securities	--	--	5,032	5,032

Total	$ --	$ --	$21,364	$21,364

Assets	Fair Value as of March 31, 2007
In thousands	Level 1	Level 2	Level 3	Total

Auction-rate preferred securities	$ 24,550	$ --	$ --	$ 24,550

Auction-rate municipal securities	57,348	--	--	57,348

Total	$ 81,898	$ --	$ --	$ 81,898

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the three months ended March 31, 2008.

In thousands	Auction-rate preferred securities	Auction-rate municipal securities	Total

Balance at December 31, 2007	$16,850	$25,060	$41,910
Net payments, purchases and sales	(75)	(19,910)	(19,985)
Net transfers in/(out)	--	--	--
Gains/(losses)
Realized	--	--	--
Unrealized	(443)	(118)	(561)

Balance at March 31, 2008	$16,332	$5,032	$21,364

        At March 31, 2008, we held $21.9 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed, with interest rates often ranging from 3 to 14%. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007 and through March 31, 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market, which is not currently active. Until the auctions for our ARS are successful, we have the potential to benefit from a penalty feature in our interest rates which allows us to earn higher rates of interest on these securities. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of March 31, 2008. We have also determined that the fair value of our ARS was temporarily impaired as of March 31, 2008. For the three months ending March 31, 2008, we marked to market our ARS and recorded an unrealized loss of $341,000 in accumulated other comprehensive (loss) income, net of taxes, in stockholder's equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control.

        We continue to monitor the market for auction-rate securities and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive (loss) income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges in our Consolidated Statement of Income.

Note 7 – Geographic information

        North America product revenue was $11.2 million and $19.8 million for the three months ended March 31, 2008 and 2007, respectively. International product revenue outside North America, consisting of revenue from our distributors and our sales shipped directly to customers was $6.5 million and $7.6 million for the three months ended March 31, 2008 and 2007, respectively. The following table represents the percentage of product revenue by geographic region for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
North America	63.5%	72.2%
Europe	17.2%	10.7%
South and Central America	6.3%	2.4%
Japan	4.3%	3.0%
Middle East	4.0%	3.1%
Asia/Pacific Rim	3.5%	7.3%
Australia	1.2%	1.3%

Total	100.0%	100.0%

Note 8 – Net (loss) income per common share

        Basic net (loss) income per share was determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of stock options, stock appreciation rights, and warrants based on the treasury stock method.

        A reconciliation of basic and diluted shares for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Basic weighted average number of shares outstanding	18,313,701	18,129,429
Potential common shares pursuant to stock options,
stock appreciation rights, and warrants	--	1,291,968

Diluted weighted average number of shares outstanding	18,313,701	19,421,397

        At March 31, 2008, approximately 3.4 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

Note 9 – Development and License Agreement with The Gillette Company and New License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)

        Effective as of February 14, 2003, we entered into a Development and License Agreement (the “Agreement”) with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. In October 2005, The Procter & Gamble Company (“P&G”) (NYSE: PG) completed its acquisition of Gillette. Under the Agreement, Procter & Gamble, as the acquiring party, assumed all of Gillette’s rights and obligations. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the Agreement and both parties decided to move onto the next phase. Accompanying this decision, we amended the Agreement, whereby, Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

        On September 29, 2006, in response to a first decision point in the Agreement, Gillette decided to continue with the project. On December 8, 2006, over-the-counter clearance was obtained from the United States Food and Drug Administration for the device and, per the Agreement, Gillette was obligated to make a development completion payment to us of $2.5 million, which was paid on December 26, 2006. The $2.5 million payment was recorded as revenue over a 12 month period, as we were obligated to perform additional services to Gillette during that period in consideration for this payment.

        Gillette was to conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette was to decide by January 7, 2008 whether or not to continue with the project (the “Launch Decision”). On February 21, 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional home-use, light-based hair removal device for women, and we also announced that we had executed an amended and restated joint development agreement to incorporate other amendments, including several new amendments to allow for more open collaboration through commercialization. With regard to the additional home-use, light-based hair removal device for women, we completed certain development activities in consultation with Gillette during an eleven month program. Gillette provided us with $1.2 million and an additional $300,000 upon the completion of certain deliverables which was recognized over an eleven month period as costs were incurred and services were provided.

        On December 21, 2007, we announced an agreement with Gillette to extend the Launch Decision until no later than February 29, 2008. During this extension period, we negotiated with Gillette and its parent company P&G for a new agreement to replace the existing one. On February 29, 2008, we entered into a License Agreement with P&G under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement terminated and replaced the prior Development and License Agreement.

        For the three months ended March 31, 2008 and 2007, we recognized $198,000 and $844,000 of funded product development revenues from P&G and Gillette, respectively, under the Development and License Agreement. As of March 31, 2008 and 2007, $0 and $2.9 million, respectively, of advance payments received from P&G and Gillette for which services were not yet provided were included in deferred revenue, under the Development and License Agreement.

        Under the new License Agreement, for the three months ended March 31, 2008, we recognized $1.25 million of other revenues from P&G. This $1.25 million is a quarterly technology transfer payment (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments will be made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset.

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

        For the three months ended March 31, 2008 and 2007, we recognized approximately $398,000 and $375,000, respectively, of funded product development revenues from Johnson & Johnson. As of March 31, 2008 and 2007, $576,000 and $63,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

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

Note 11 – Research Contract with the United States Department of the Army

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, we announced that we had been awarded additional funding of $888,000 for a total of $3.4 million and a twelve month extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. Since April 30, 2007, the contract has been extended on multiple occasions, the last of which was through March 31, 2008. The contract was a cost plus fee arrangement whereby we were reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Our revenue from the contract is subject to government audit.

        For the three months ended March 31, 2008 and 2007, we recognized approximately $0 and $216,000, respectively, of funded product development revenues under this agreement.

Note 12 – Alma Agreement

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us were determined based on an audit by an independent accounting firm which was completed in the first quarter of 2008. We have recognized royalty revenue as amounts become determinable. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing and any new light-based hair removal systems later developed.

        For the three months ended September 30, 2007, we recognized $3.1 million of back-owed royalty revenues, $894,000 of other revenues for trade dress infringement, and $432,000 of interest on back-owed royalties. As the result of the completion of the independent audit, for the three months ended March 31, 2008, we recognized $682,000 of back-owed royalty revenues, $248,000 of other revenues for trade dress infringement, and $87,000 of interest on back-owed royalties. At March 31, 2008, we had deferred revenue of $576,000 related to payments received from Alma.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to our Current Report on Form 8-K filed on April 2, 2007.

Note 13 – Income Taxes

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At March 31, 2008, we have $2.5 million of net unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

        We establish reserves based on management’s assessment of exposure associated with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we had no accrued interest related to uncertain tax positions.

        The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

Note 14 – Stock Repurchase Program

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

        The following table shows our stock repurchase activity since December 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program
January 1, 2008 through January 31, 2008	--	--	--	895,000
February 1, 2008 through February 29, 2008	--	--	--	895,000
March 1, 2008 through March 31, 2008	100,000	13.37	100,000	795,000

Total	100,000	$13.37	100,000	795,000

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        The condensed consolidated financial statements of Palomar Medical Technologies, Inc. in this document present the Company’s balance sheet, statement of income, and statement of cash flows, and should be read in conjunction with the following discussion and analysis. References to “we”, “us”, “our”, “Company”, and “Palomar” mean Palomar Medical Technologies, Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects”, “anticipates”, “intends”, “likely will result”, “estimates”, “projects”, or variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2007 that was filed with the SEC on March 6, 2008 and in this Form 10-Q. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007. There have been no material changes to our critical accounting policies as of March 31, 2008.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date for FASB Statement No. 157. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. See Note 6 of our Notes to Condensed Consolidated Financial Statements for the impact of adopting SFAS 157 for recurring fair value measurements of financial assets.

Overview

        We are a specialty medical device company that discovers, develops, manufactures, markets and sells innovative proprietary light-based systems for aesthetic treatments. Since our inception, we have been able to develop a differentiated product mix of light-based systems for aesthetic treatments through our own research and development as well as with other companies and institutions around the world. We are continually developing and testing new indications to further the advancement in aesthetic light-based treatments.

        We generate our revenues through the sales of our medical products, royalties derived from sales by our licensees, and funded product development programs from other companies. Our total revenues for the three month period ended March 31, 2008, decreased by 27% as compared to the same period in 2007. This decrease was driven by a decline in our product revenues and funded product development revenues, but was offset by an increase in royalty revenues due to the recognition of back-owed royalties from one of our licensees and an increase in other revenues due to a quarterly technology transfer payment made by P&G under the License Agreement.

        We are continually working on initiatives for expanding our product base throughout the world. Earlier this year, we executed an international distribution agreement with the Swedish company, Q-MED AB. Once the transition is complete, Q-MED AB will be responsible for the marketing, advertising, promotion, sale and distribution of our professional products for aesthetic treatments outside of North America.

        Our balance sheet continues to be strong and includes $128.0 million in cash and non-current marketable securities.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2008 and 2007, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2008		2007		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$17,689	77%	$27,398	86%	(9,709)	(35%)
Royalty revenues	3,247	14%	2,685	9%	562	21%
Funded product development revenues	596	3%	1,435	5%	(839)	(58%)
Other revenues	1,498	6%	--	--	1,498	N/	A

Total revenues	23,030	100%	31,518	100%	(8,488)	(27%)

Cost and expenses
Cost of product revenues	6,594	29%	8,618	27%	(2,024)	(23%)
Cost of royalty revenues	1,299	6%	1,074	3%	225	21%
Research and development	5,384	23%	4,303	14%	1,081	25%
Selling and marketing	6,778	29%	6,276	20%	502	8%
General and administrative	6,237	27%	3,144	10%	3,093	98%

Total cost and expenses	26,292	114%	23,415	74%	2,877	12%

(Loss) income from operations	(3,262)	(14%)	8,103	26%	(11,365)	(140%)
Interest income	1,423	6%	1,366	4%	57	4%
Other income	11	0%	--	--	11	N/	A

(Loss) income before income taxes	(1,828)	(8%)	9,469	30%	(11,297)	(119%)
(Benefit from) provision for income taxes	(823)	(4%)	3,598	11%	(4,421)	(123%)

Net (loss) income	$(1,005)	(4%)	$5,871	19%	(6,876)	(117%)

        Product revenues. Sales of the StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our product revenues for the three months ended March 31, 2008 and 2007. Product revenues for the three months ended March 31, 2008 decreased by approximately $9.7 million as compared to the same period in 2007 due to the turnover in our North America sales force over the past year and the current economic conditions delaying the buying decisions of our customer base. Offsetting this decrease was an increase of 57% in customer service revenue in comparison to the same period in 2007.

        Product revenue for the three months ended March 31, 2008 consisted of 64% to North America customers where we sell through a direct sales force and 36% outside of North America where we sell through distributors. In comparison to the same three month period in 2007, product revenue consisted of 72% to North America customers and 28% outside of North America.

        Royalty revenues. Royalty revenues increased for the three months ended March 31, 2008 in comparison to the same period in 2007. This increase is attributed to two new patent license agreements signed since the first quarter of 2007 and the recognition of $682,000 in back-owed royalties from a patent settlement agreement executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008.

        Funded product development revenues. Funded product development revenues decreased for the three months ended March 31, 2008, in comparison to the same period in 2007. Funded product development revenues were generated from the development agreements with Johnson & Johnson Consumer Companies, Inc. and Procter & Gamble (and its wholly owned subsidiary The Gillette Company), and the United States Department of the Army.

        For the three months ended March 31, 2008 and 2007, we recognized $198,000 and $844,000, respectively, of funded product development revenues from Procter & Gamble (and its wholly owned subsidiary The Gillette Company). Funded product development revenue from Procter & Gamble decreased over the same period in 2007 due to (i) a $2.5 million payment received December 8, 2006, which was recognized over a twelve month period as we were obligated to perform additional services and remain exclusive to Gillette, and (ii) a February 21, 2007 amendment to our agreement with Gillette to include the development of a second light-based hair removal device for home-use, which resulted in a payment which was recognized over an eleven month period as costs were incurred and services were provided, ending January 13, 2008. As of March 31, 2008 and 2007, $0 and $2.9 million, respectively, of advance payments received from Procter & Gamble for which services were not yet provided were included in deferred revenue.

        For the three months ended March 31, 2008 and 2007, we recognized $398,000 and $375,000, respectively, of funded product development revenues from Johnson & Johnson. In August 2007, we signed an amendment with Johnson & Johnson to provide for additional development funding for certain development activities. Johnson & Johnson will provide us with quarterly payments of $448,000 for these development activities. These payments will be recognized as revenue as costs are incurred and services are provided. As of March 31, 2008 and 2007, $576,000 and $63,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        We provided services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. Since February 2004, the contract was extended on multiple occasions, the last of which was through March 31, 2008. The contract was a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue was recognized under the contract as the costs were incurred and the services were rendered. For the three months ended March 31, 2008 and 2007, we recognized approximately $0 and $216,000, respectively, of funded product development revenues from the United States Department of the Army.

        Other revenues. For the three month period ended March 31, 2008, we recognized $1.5 million of other revenues consisting of a payment relating to a new License Agreement with The Procter & Gamble Company of $1.25 million (see Note 9) and the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement of $250,000 (see Note 12).

         Cost of product revenues. For the three month periods ended March 31, 2008 and 2007, the cost of product revenues as a percentage of total revenues was 29% and 27%, respectively. The increase is due to lower product sales volume which resulted in lower overhead absorption.

        Cost of royalty revenues. The cost of royalty revenues increased for the three months ended March 31, 2008 in comparison to the same period in 2007. This increase is attributed to two new patent license agreements signed since the first quarter of 2007 and the recognition of $682,000 in back-owed royalties from a patent settlement agreement with Alma Lasers, Ltd. made in the second quarter of 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008 (see Note 12). As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same period in 2007.

        Research and development expense. Research and development expense is a direct result of our spending related to our continued commitment of introducing new technology as well as enhancing our current family of products.

        Expenses relating to the Johnson & Johnson Joint Development and License Agreement (see Note 10) increased during the three months ended March 31, 2008 by $584,000 as compared to the same period in 2007. The increase was mainly due to increases of $406,000 for payroll and payroll related expenses and $200,000 for material costs.

        For the three months ended March 31, 2008, expenses relating to our Research Agreement with the United States Department of the Army (see Note 11) decreased by approximately $200,000 as compared to the same period in 2007. The decrease was due to the completion of the work under the contract in the fourth quarter of 2007.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products, and research and development overhead increased by $761,000 for the three months ended March 31, 2008 as compared to the same period in 2007.

        For the quarter ended March 31, 2008, research and development increased by $1.8 million from payroll and payroll related expenses which was driven by a $1.5 million increase in SFAS 123R compensation expense.

        Selling and marketing expense. For the three months ended March 31, 2008, selling and marketing expense increased by $502,000, or 8%, over the comparable period in 2007. For the quarter ended March 31, 2008, selling and marketing increased by $569,000 from payroll and payroll related expenses which was driven by a $620,000 increase in SFAS 123R compensation expense, $104,000 from promotional related expenses, offset by a decrease of $250,000 related to commission expense as compared to the same period in 2007. These increases directly correlate with costs associated with our continued expansion efforts and employee retention.

        General and administrative expense. For the three months ended March 31, 2008, general and administrative expenses increased by $3.1 million over the comparable period in 2007. For the quarter ended March 31, 2008, general and administrative expense increased $2.2 million from legal expenses related to patent litigation, $1.0 million from an investment banking fee related to our entry into an international distribution agreement with Q-MED, $1.0 million from payroll and payroll related expenses which was primarily due to an increase in SFAS 123R compensation expense, offset by a decrease of $1.5 million from incentive compensation and a $267,000 increase in bad debt recoveries as compared to the same period in 2007.

        Interest income. Interest income increased for the three months ended March 31, 2008 over the comparable period in 2007 due to $52,000 of interest received in 2008 on back-owed royalty revenues related to the new patent license agreement with Alma Lasers, Ltd. (see Note 12) and an increase in cash balance, offset by lower market interest rates.

        Other income. Other income for the three months ended March 31, 2008, includes the foreign exchange gain as a result of transactions in currencies other than the U.S. dollar.

    (Benefit from) provision for income taxes.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. Our effective tax rate for the three months ended March 31, 2008 and 2007 was 45% and 38%, respectively. The increase in our effective tax rate in 2008 is due to the tax treatment of incentive stock options granted during the first quarter.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Cash flows (used in) from operating activities	$(2,594)	$1,984	$(4,578)	(231%)
Cash flows from (used in) investing activities	19,757	(14,798)	34,555	234%
Cash flows (used in) from financing activities	(955)	2,084	(3,039)	(146%)

Capital expenditures, net	$228	$251	$(23)	(9%)

Additionally, our cash, investments, accounts receivable, inventories and working capital are shown below for the periods indicated (in thousands).

	March 31,	December 31,	Change
	2008	2007	$	%
Cash and cash equivalents	$106,668	$90,460	$16,208	18%
Available-for-sale investments	--	41,910	(41,910)	(100%)
Accounts receivable, net	11,746	16,037	(4,291)	(27%)
Inventories, net	15,138	12,896	2,242	17%
Working capital	125,480	145,861	(20,381)	(14%)
Non-current marketable securities	21,364	--	21,364	100%

        At March 31, 2008, we had $106.7 million in cash and cash equivalents and $21.4 million in non-current marketable securities. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of March 31, 2008, we had no borrowings or debt.

        At March 31, 2008, we held $21.9 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed, with interest rates often ranging from 3 to 14%. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007 and through March 31, 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market, which is not currently active. Until the auctions for our ARS are successful, we have the potential to benefit from a penalty feature in our interest rates which allows us to earn higher rates of interest on these securities. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of March 31, 2008. We have also determined that the fair value of our ARS was temporarily impaired as of March 31, 2008. For the three months ending March 31, 2008, we marked to market our ARS and recorded an unrealized loss of $341,000 in accumulated other comprehensive (loss) income, net of taxes, in stockholder's equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control.

        Cash flows from operating activities for the three months ended March 31, 2008, decreased compared to the same period in 2007. This decrease in operating activity cash flows reflects a decrease in profitability, an increase in working capital requirements, an increase in bad debt recoveries, and an increase in tax benefit from stock option exercises offset by an increase in stock compensation expense in the first quarter of 2008. Cash flows related to investing activities increased for the three months ended March 31, 2008, compared to the same period in 2007. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash flows from financing activities decreased for the three month period ended March 31, 2008, compared to the same period in 2007. This decrease was primarily due to a decrease in proceeds from stock option exercises and the repurchase of common stock, offset by an increase in tax benefits related to stock option exercises.

        We anticipate that capital expenditures for the remainder of 2008 will total approximately $750,000, consisting primarily of leasehold improvements, machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. to develop and commercialize home-use, light-based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. (See Note 10.)

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. (See Note 12.)

        On February 29, 2008, we entered into a License Agreement including with P&G under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the prior Development and License Agreement. (See Note 9.)

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to three exclusive patent license agreements executed March 16, 2008 with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain of our products as well as a percentage of royalties received from third party sublicensees. Royalty expense for the three months ended March 31, 2008 totaled approximately $1.5 million.

        For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

        We have obligations related to the adoption of FIN 48. Further information about changes in these obligations can be found in Note 13.

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

        The following table summarizes our estimated contractual cash obligations as of March 31, 2008, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease	$2,013	$1,465	$548	$ --	$ --
Purchase commitments	6,452	6,452	--	--	--

Total contractual cash obligations	$8,465	$7,917	$548	$ --	$ --

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
24
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

        Our products may also be subject to state regulations.   Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance. As a result, in some states non-physicians may purchase and operate our products. In most states, it is within a physician’s discretion to determine whom they can supervise in the operation of our products and the level of supervision. However, some states have specific regulations as to appropriate supervision and who may be supervised. A state could disagree with our decision to sell to a particular type of end user or change regulations to prevent sales to particular types of end users or change regulations as to supervision requirements. In several states, applicable regulations are in flux.  Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

Outside of the United States, we rely on third party distributors to market and sell a large portion of our products. Due to our January 2008 international distribution agreement with Q-MED AB, we are in the process of terminating or changing our relationship with our current distributors as we transition to Q-MED as our exclusive distributor outside of North America. During this transition period, current distributors may not commit the necessary resources to effectively market and sell our products and we may not be able to collect receivables due for past sales to these distributors and our business and operating results may be harmed. Our relationship with Q-MED may not be successful and our business and operating results may be harmed.

        In the United States, we sell our products through our internal sales organization. Outside of this market, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. On January 9, 2008, we announced our international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane, one of the most popular and widely distributed dermal fillers in the world. Q-MED sells Restylane globally through a network of fully owned sales companies, partners and distributors. The transition from our current distributors to Q-MED shall be on a country-by-country basis as the companies agree on the terms of each transition. We are working with Q-MED and current distributors to determine how each distributor might successfully work with Q-MED during and after the time each country is transitioned. The relationship with most, if not all, of our current distributors will be terminated or changed. During this transition period, our relationship with current distributors may be damaged such that they may not commit the necessary resources to effectively market and sell our products and may leave us with a greater collection risk on our outstanding receivables from these distributors. In addition, the transition to, and our future relationship with, Q-MED may not be successful. If the current distributors do not perform adequately or if our agreement with Q-MED is unsuccessful, our revenue from international sales may be adversely affected and our operating results could suffer.

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

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, changes in the valuation of our deferred tax assets, future levels of research and development spending, stock option grants, deductions for employee stock option exercises being different than what we projected, and changes in overall levels of income before taxes.

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

        Most procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the client. As a result, the decision to undergo a procedure that utilizes our products may be influenced by a number of factors, including:

o	consumer awareness of and demand for procedures and treatments;
o	the cost, safety and effectiveness of the procedure and of alternative treatments;
o	the success of our and our customers’ sales and marketing efforts to purchasers of these procedures; and
o	consumer confidence, which may be affected by short-term or long-term economic and other conditions.

        If there is not sufficient demand for the procedures performed with our products, a weakening in the economy, or other factors, practitioner demand for our products may be reduced or buying decisions postponed, which would adversely affect our operating results.

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

         We develop light-based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts. A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse affect on inventory and inventory reserves. Any extended interruption in our supplies of third-party components could materially harm our business.

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

        We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing these patents against Candela Corporation and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Candela or other suspected infringers.  Whether or not we are successful in the pending lawsuit, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see Part II, Item 1 Legal Proceedings.)

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

        Candela Corporation has filed two patent infringement lawsuits against us. (For more information about our patent litigation, see Part II, Item 1 Legal Proceedings.) Litigation with Candela is expected to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

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

Managing our relationships with Johnson & Johnson Consumer Companies, Inc. and future development partners may divert the attention of key technical personnel and management from the core business.   If, pursuant to rights in their respective agreements with us, any of these parties should end their relationship with us, our stock price could fall, and we may be unable to bring home-use devices to the market.

        We believe that our relationship with Johnson & Johnson Consumer Companies, Inc. represents a unique opportunity to bring light-based devices to the mass market. Significant resources and the attention of key technical personnel and management have been and may continue to be directed to the development and commercialization of such devices even though such devices will not likely be commercialized for several years, if ever.  In addition, we cannot be sure that these parties will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.  During the term of the agreement, Johnson & Johnson has the ability to choose not to continue and may terminate the agreement.  If Johnson & Johnson should terminate their agreement with us, we will not receive certain payments, and the price of our common stock could fall significantly. In that event, we may proceed to develop and commercialize the devices on our own or with a third party.  However, there can be no assurance that we will be able to successfully implement such a strategy.  In addition, after commercialization of such devices, Johnson & Johnson is to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold.  This could have a material adverse effect on our business, results of operations and financial condition.

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

         Although we have generated a profit in recent years, we incurred a loss this quarter and have a history of losses. We may not be able to sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, including practitioners postponing their buying decisions due to the weakening economy or other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

The liquidity and market value of our investments may decrease.

        As of March 31, 2008, we held approximately $21.9 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of March 31, 2008 failed in its last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market, which currently is not active. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash in the future. At March 31, 2008, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded an unrealized loss of $341,000 in accumulated other comprehensive (loss) income, net of taxes in stockholder's equity. The recovery of these investments is based upon market factors which are not within our control. We will continue to evaluate whether the impairment is temporary.

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

Item 3. Quantitative and qualitative disclosures about market risk

        Our primary market risk exposures are in the areas of interest rate risk, liquidity risk, and foreign currency exchange risk.

        Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At March 31, 2008, we held $21.9 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed, with interest rates often ranging from 3 to 14%. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007 and through March 31, 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market, which is not currently active. Until the auctions for our ARS are successful, we have the potential to benefit from a penalty feature in our interest rates which allows us to earn higher rates of interest on these securities. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of March 31, 2008. The recovery of these investments is based upon market factors which are not within our control.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

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

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        On April 2, 2007, we announced the resolution of our lawsuit against Alma Laser, Inc. through the execution of a Non-Exclusive Patent License Agreement, a Trade Dress Settlement Agreement, and a Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,595,568 & 5,735,844 & corresponding foreign patents and applications in the professional field, excluding the consumer field. Alma admitted that its products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma paid us an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 through the date of settlement, plus interest and reimbursement of our legal costs. Alma also paid us an estimated payment for trade dress fees on past sales of their Harmony and Aria Systems and interest, and Alma agreed to change and has changed the trade dress of the Harmony and Aria systems. The final amounts due to us were the subject of an audit by an independent accounting firm completed in the first quarter of 2008. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing and any new light-based hair removal systems later developed.

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

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006 we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct. In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the United States Patent and Trademark Office (“PTO”). In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March, the PTO granted our request for reexamination of the ‘222 patent. However, before we could notify the judge in this action, he denied our motion to stay. We then filed a motion for reconsideration which was granted on April 10, 2008 and the judge set a hearing date of June 16, 2008. A claim construction hearing, or a Markman Hearing, scheduled for April 15, 2008 was postponed. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Candela Corporation, Texas Litigation

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On July 13, 2007, we filed an amended answer to Candela’s first amended complaint including counterclaim of inequitable conduct, and on March 21, 2008, we filed a second amended answer to Candela’s second amended complaint including a further counterclaim of inequitable conduct and a counterclaim of bad faith filing and prosecution of this lawsuit. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity, and unenforceability. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States. A Markman Hearing was held on November 13, 2007 and we are waiting on a ruling from the Judge. The trial was scheduled to begin July 14, 2008, however, on May 2, 2008, the Judge postponed the trial start date to September 15, 2008.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
January 1, 2008 through January 31, 2008	--	--	--	895,000
February 1, 2008 through February 29, 2008	--	--	--	895,000
March 1, 2008 through March 31, 2008	100,000	13.37	100,000	795,000

Total	100,000	$ 13.37	100,000	795,000

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

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

      None.

Item 5. Other information

      None.

Item 6. Exhibits

3.4	Amended and Restated By-Laws (previously disclosed as exhibit 10.51 in our Form 10-K dated March 6, 2008)

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: May 8, 2008	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: May 8, 2008	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

40