Form 10-Q
period 2008-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2008-08-07
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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
                reporting company)

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes☐ No ☒

The number of shares outstanding of the registrant’s common stock as of the close of business on August 5, 2008 was 18,047,445.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$118,909,121	$90,460,350
Available-for-sale investments	1,850,000	41,910,000
Accounts receivable, net	10,430,151	16,037,475
Inventories	16,285,101	12,896,154
Deferred tax assets	6,045,645	3,811,873
Other current assets	931,183	1,129,300

Total current assets	154,451,201	166,245,152

Marketable securities	7,157,612	--

Property and equipment, net	1,446,323	1,250,437

Other assets	114,076	111,074

Total assets	$163,169,212	$167,606,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,070,650	$1,987,579
Accrued liabilities	7,412,283	12,606,422
Deferred revenue	4,576,997	5,789,936

Total current liabilities	15,059,930	20,383,937

Deferred income taxes	2,533,220	2,533,220

Total liabilities	$17,593,150	$22,917,157

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued - 18,479,345 and 18,442,846 shares, respectively	184,794	184,429
Additional paid-in capital	204,743,809	199,988,081
Accumulated other comprehensive (loss) income	(89,167)	12,590
Accumulated deficit	(52,723,531)	(52,479,008)
Treasury stock, at cost - 435,500 and 105,000 shares, respectively	(6,539,843)	(3,016,586)

Total stockholders' equity	145,576,062	144,689,506

Total liabilities and stockholders’ equity	$163,169,212	$167,606,663

The accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Product revenues	$19,206,511	$28,280,653	$36,895,304	$55,679,198
Royalty revenues	2,269,561	2,073,621	5,516,584	4,758,175
Funded product development revenues	398,467	2,414,218	995,037	3,849,298
Other revenues	1,250,000	--	2,747,625	--

Total revenues	23,124,539	32,768,492	46,154,550	64,286,671

Costs and expenses
Cost of product revenues	6,330,668	10,308,578	12,925,000	18,926,966
Cost of royalty revenues	907,824	829,448	2,206,634	1,903,270
Research and development	4,549,960	3,752,093	9,933,607	8,055,435
Selling and marketing	5,647,400	6,358,629	12,425,717	12,634,617
General and administrative	5,095,069	4,150,911	11,331,661	7,295,001

Total costs and expenses	22,530,921	25,399,659	48,822,619	48,815,289

Income (loss) from operations	593,618	7,368,833	(2,668,069)	15,471,382

Interest income	833,494	1,533,077	2,249,034	2,899,376
Other income	227	500,000	18,244	500,000

Income (loss) before income taxes	1,427,339	9,401,910	(400,791)	18,870,758

Provision for (benefit from) income taxes	667,222	3,572,726	(156,268)	7,170,888

Net income (loss)	$760,117	$5,829,184	$(244,523)	$11,699,870

Net income (loss) per share
Basic	$0.04	$0.32	$(0.01)	$0.64

Diluted	$0.04	$0.30	$(0.01)	$0.60

Weighted average number of shares outstanding
Basic	18,151,396	18,333,091	18,137,680	18,306,598

Diluted	18,432,016	19,418,394	18,137,680	19,493,964

Comprehensive income (loss):
Net income (loss)	$760,117	$5,829,184	$(244,523)	$11,699,870
Unrealized gain (loss) from marketable
securities, net of (benefit) taxes
of $(95,463) and $124,289, respectively	148,313	--	(193,099)	--
Foreign currency translation adjustment	821	--	(4,121)	--

Comprehensive income (loss)	$909,251	$5,829,184	$(441,743)	$11,699,870

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net (loss) income	$(244,523)	$11,699,870
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Depreciation and amortization	329,002	276,180
Stock-based compensation expense (benefit)	3,866,094	(13,973)
Provision for bad debt	139,767	(158,261)
Inventory write-off	265,000	111,280
Tax benefit from the exercise of stock options	(1,815,387)	(2,119,124)
Other non-cash items	91,342	--
Changes in assets and liabilities:
Accounts receivable	5,467,557	(5,322,945)
Inventories	(3,653,947)	(3,029,322)
Deferred tax assets	(2,109,483)	3,588,377
Other current assets	198,117	(1,679,042)
Other assets	(3,002)	--
Accounts payable	1,083,071	696,550
Accrued liabilities	(3,378,752)	1,398,755
Deferred revenue	(1,212,939)	5,698,813
Deferred income taxes	--	150,351

Net cash (used in) from operating activities	(978,083)	11,297,509

Investing activities
Capital expenditures	(524,888)	(508,321)
Purchases of available-for-sale investments	(1,250,000)	(31,697,899)
Proceeds from sale of available-for-sale investments	33,835,000	5,825,000

Net cash from (used in) investing activities	32,060,112	(26,381,220)

Financing activities
Proceeds from the exercise of stock options and warrants	203,400	3,962,047
Tax benefit from the exercise of stock options	1,815,387	2,119,124
Costs incurred related to issuance of common stock	(29,800)	(32,300)
Costs incurred related to purchase of stock for treasury	(4,622,245)	--

Net cash (used in) from financing activities	(2,633,258)	6,048,871

Net increase (decrease) in cash and cash equivalents	28,448,771	(9,034,840)
Cash and cash equivalents, beginning of the period	90,460,350	36,817,257

Cash and cash equivalents, end of the period	$118,909,121	$27,782,417

Supplemental disclosure of cash flow information
Cash paid for income taxes	$529,524	$2,230,000

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

Note 2 – Stock-based compensation

        During the three months ended June 30, 2008, no options were granted. For the six months ended June 30, 2008, we granted 1,315,500 stock options. The options granted to employees and directors have exercise prices equal to the fair market value on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. On May 14, 2008, 472,734 unvested incentive stock options (“ISO”) granted on February 29, 2008 were modified for non-qualified option (“NQ”) treatment. These modified NQs have the same terms and conditions as the ISOs granted on February 29, 2008.

        Our income before taxes and net income were decreased by $523,000 for the three months ended June 30, 2008 while our loss before taxes and net loss were increased by $3.9 million for the six months ended June 30, 2008 as a result of the SFAS 123(R) stock-based compensation expense. Our income before taxes and net income were $1,400 lower and $14,000 higher for the three and six months ended June 30, 2007 as a result of the SFAS 123(R) stock-based compensation expense or benefit, respectively. The compensation expense for the three and six months ended June 30, 2008 decreased basic and diluted earnings per share by $0.03 and $0.21, respectively, while the compensation expense for the three months ended June 30, 2007 and the compensation benefit for the six months ended June 30, 2007 had no effect on basic and diluted earnings per share. As of June 30, 2008, there was $7.8 million of unrecognized compensation expense related to non-vested market-based share awards. The expense is expected to be recognized over a weighted-average period of 3.0 years.

      Stock Options

        The following table summarizes our stock option activity since December 31, 2007:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	3,480,489	$0.90 - $26.00	$ 16.44	6.05	$5,148,147

Granted	1,315,000	$13.31	$ 13.31
Exercised	(95,999)	$0.90 - $ 5.05	$ 1.83
Canceled	(1,411,350)	$1.00 - $26.00	$ 15.51

Outstanding, June 30, 2008	3,288,140	$0.90 - $26.00	$ 15.59	7.32	$2,242,752

Exercisable, June 30, 2008	2,684,390	$0.90 - $26.00	$ 16.10	6.79	$2,242,752

        The total intrinsic value for stock options exercised during the six months ended June 30, 2008 and 2007 was $869,127 and $2,729,642, respectively.

        The following table summarizes information about stock options outstanding as of June 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $1.00	159,161	3.21 years	$0.97	159,161	$0.96
1.97 - 4.08	65,000	1.53 years	2.80	65,000	2.80
4.50 - 8.23	69,238	5.03 years	5.05	69,238	5.05
10.72 - 13.31	1,304,583	9.63 years	13.31	700,833	13.31
13.66 - 16.53	1,035,658	5.86 years	16.49	1,035,658	16.49
23.61 - 26.00	654,500	6.85 years	24.64	654,500	24.64

$0.90 - $26.00	3,288,140	7.32 years	$15.59	2,684,390	$16.10

        We granted 1,440,000 performance based stock options in 2004 to employees and directors with exercise prices equal to the fair market value on the date of grant of $16.53, and which expire ten years from the date of grant. 815,000 of these options would vest upon Gillette making a “Launch Decision” as defined under the original Development and License Agreement, and the remaining 625,000 of these options would vest twelve months after the Launch Decision. On February 29, 2008, we entered into a new License Agreement, to replace the existing one, with The Procter and Gamble Company (“P&G”), Gillette’s parent company, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. As a Launch Decision did not occur under the original Development and License Agreement, on February 29, 2008, the 1,365,000 performance based stock options which remained outstanding were cancelled and the related stock-based payment expense was never incurred.

        On February 29, 2008, we granted 1,315,000 stock options to employees and directors with exercise prices equal to the fair market value on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. On May 14, 2008, 472,734 unvested ISOs granted on February 29, 2008 were modified for NQ treatment. These modified NQs have the same terms and conditions as the ISOs granted on February 29, 2008. There was no additional compensation expense created by the modification. Starting in the third quarter of 2008, we expect our stock-based payment expense related to these options to be approximately $160,000 a quarter through February 27, 2011.

      Stock-Settled Stock Appreciation Rights

        The granted stock-settled stock appreciation rights (SARs) are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. In 2007 and 2008, stock-settled SARs were granted and the exercise price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. During the three and six months ended June 30, 2008, 7,800 stock-settled SARs were granted.

        The following table summarizes our stock-settled stock appreciation rights activity since December 31, 2007:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2007	477,500	$ 14.40	3.59	--

Granted	7,800	5.44	3.83
Converted	--	--	--
Canceled	(13,000)	$ 14.40	--

Outstanding, June 30, 2008	472,300	$ 14.25	3.11	$35,412

Vested, June 30, 2008	--	--	--	--

SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price
$ 5.44	7,800	2.85 years	$ 5.44
$ 14.40	464,500	2.11 years	14.40

$ 5.44- $14.40	472,300	2.13 years	$ 14.25

8 Warrants The following table summarizes our warrant activity since December 31, 2007:
	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2007	75,000	$1.97 - $3.19	$2.76	1.86	$941,812

Exercised	(10,000)	$2.81	$2.81

Outstanding, June 30, 2008	65,000	$1.97 - $3.19	$2.75	1.28	$469,637

Exercisable, June 30, 2008	65,000	$1.97 - $3.19	$2.75	1.28	$469,637

        The total intrinsic value for warrants exercised for the six months ended June 30, 2008 and 2007 were $111,175 and $0, respectively.

        The following table summarizes information about warrants outstanding as of June 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.97 - $1.97	20,000	1.59 years	$1.97	20,000	$1.97
2.81 - 2.81	10,000	1.93 years	2.81	10,000	2.81
3.19 - 3.19	35,000	0.92 years	3.19	35,000	3.19

$1.97 - $3.19	65,000	1.28 years	$2.75	65,000	$2.75

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At June 30, 2008 and December 31, 2007, inventories consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$ 7,259,147	$ 5,541,725
Work in process	2,079,971	1,383,689
Finished goods	6,945,983	5,970,740

Total	$16,285,101	$12,896,154

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	June 30, 2008	December 31, 2007	Estimated useful life
Machinery and equipment	$ 2,025,911	$ 1,902,425	3-8 years
Furniture and fixtures	3,130,074	2,956,610	5 years
Leasehold improvements	537,648	517,673	Shorter of estimated useful life or term of lease
Construction in progress	207,963	--

	5,901,596	5,376,708
Accumulated depreciation	(4,455,273)	(4,126,271)

Total	$ 1,446,323	$ 1,250,437

        We anticipate that during the fourth quarter of 2008, we will purchase land and begin construction on our new headquarters. Construction of the building is expected to be completed near the end of fiscal 2009.

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

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the condensed Consolidated Balance Sheets for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Warranty accrual, beginning of period	$937,297	$1,275,817	$1,051,432	$1,120,420
Charges to cost and expenses relating to
new sales	308,763	649,450	637,087	1,311,938
Costs of product warranty claims	(421,592)	(504,565)	(864,051)	(1,011,656)

Warranty accrual, end of period	$824,468	$1,420,702	$824,468	$1,420,702

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

        As of January 1, 2008, we adopted SFAS 157. We performed an analysis of our investments held at June 30, 2008 to determine the significance and character of all inputs to their fair value determination. The adoption of the standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

        SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

o	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
o

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

o

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of June 30, 2008 and 2007.

Assets	Fair Value as of June 30, 2008
(In thousands)	Level 1	Level 2	Level 3	Total

Auction-rate preferred securities	$ --	$ --	$5,449	$5,449

Auction-rate municipal securities	--	--	3,559	3,559

Total	$ --	$ --	$9,008	$9,008

Assets	Fair Value as of June 30, 2007
(In thousands)	Level 1	Level 2	Level 3	Total

Auction-rate preferred securities	$ 29,900	$ --	$ --	$ 29,900

Auction-rate municipal securities	63,325	--	--	63,325

Total	$ 93,225	$ --	$ --	$ 93,225

Level 3 Gains and Losses The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the six months ended June 30, 2008.
	Auction-rate preferred securities	Auction-rate municipal securities	Total
(In thousands)
Balance at December 31, 2007	$16,850	$25,060	$41,910
Net payments, purchases and sales	(11,225)	(21,360)	(32,585)
Net transfers in/(out)	--	--	--
Gains/(losses)
Realized	--	--	--
Unrealized	(141)	(176)	(317)

Balance at June 30, 2008	$5,484	$3,524	$9,008

        At June 30, 2008, we held $9.0 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007 and through June 30, 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market which is not currently active. As our investments in ARS currently lack short-term liquidity, we have reclassified some of these investments as non-current as of June 30, 2008. Investments classified as current at June 30, 2008 were sold at full value in July 2008. In the six months ended June 30, 2008, we have sold $33.8 million of the ARS held at December 31, 2007.

        We have determined that the fair value of our ARS was temporarily impaired as of June 30, 2008. For the six months ended June 30, 2008, we marked to market our ARS and recorded an unrealized loss of $193,000 in accumulated other comprehensive (loss) income, net of taxes, in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control.

        We continue to monitor the market for auction-rate securities and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive (loss) income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges in our Consolidated Statements of Income.

Note 7 – Geographic information

        North America product revenue was $14.6 million and $20.1 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, North America product revenue was $25.8 million and $39.9 million, respectively. International product revenue outside North America, consisting of revenue from our distributors and our sales shipped directly to customers was $4.6 million and $8.2 million for the three months ended June 30, 2008 and 2007, respectively, while international product revenue for the six months ended June 30, 2008 was $11.1 million and $15.8 million, respectively. The following table represents the percentage of product revenue by geographic region for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
North America	75.9%	71.1%	69.9%	71.6%
Europe	9.8%	11.3%	13.4%	11.0%
South and Central America	9.2%	4.3%	7.8%	3.4%
Japan	1.8%	4.9%	3.0%	4.0%
Middle East	1.8%	5.0%	2.9%	4.1%
Asia/Pacific Rim	0.9%	3.0%	2.1%	5.1%
Australia	0.6%	0.4%	0.9%	0.8%

Total	100.0%	100.0%	100.0%	100.0%

Note 8 – Net income (loss) per common share

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

        A reconciliation of basic and diluted shares for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average number of shares
outstanding	18,151,396	18,333,091	18,137,680	18,306,598
Potential common shares pursuant to stock
options, stock appreciation rights and warrants	280,620	1,085,303	--	1,187,366

Diluted weighted average number of shares
outstanding	18,432,016	19,418,394	18,137,680	19,493,964

        At June 30, 2008, approximately 3.6 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

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

        For the three months ended June 30, 2008 and 2007, we recognized $0 and $1.2 million of funded product development revenues from P&G and Gillette, respectively, under the Development and License Agreement. For the six months ended June 30, 2008 and 2007, we recognized $198,000 and $2.1 million of funded product development revenues from P&G and Gillette, respectively under the Development and License Agreement. As of June 30, 2008 and 2007, $0 and $1.8 million, respectively, of advance payments received from P&G and Gillette for which services were not yet provided were included in deferred revenue, under the Development and License Agreement.

        Under the new License Agreement, for the three and six months ended June 30, 2008, we recognized $1.25 million and $2.5 million of other revenues from P&G, respectively. The $1.25 million payments are quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments will be made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset.

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

        For the three months ended June 30, 2008 and 2007, we recognized approximately $398,000 and $1.2 million, respectively, of funded product development revenues from Johnson & Johnson. For the six months ended June 30, 2008 and 2007, we recognized approximately $797,000 and $1.5 million, respectively, of funded product development revenues from Johnson & Johnson. As of June 30, 2008 and 2007, $626,000 and $340,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

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

        For the three months ended June 30, 2008 and 2007, we recognized approximately $0 and $34,000, respectively, of funded product development revenues under this agreement. For the six months ended June 30, 2008 and 2007, we recognized approximately $0 and $250,000, respectively, of funded product development revenues under this agreement.

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

        For the year ended December 31, 2007, we recognized $3.1 million of back-owed royalty revenues, $894,000 of other revenues for trade dress infringement, and $432,000 of interest on back-owed royalties. As the result of the completion of the independent audit during the three months ended March 31, 2008, we recognized $682,000 of back-owed royalty revenues, $248,000 of other revenues for trade dress infringement, and $87,000 of interest on back-owed royalties. At June 30, 2008, we had deferred revenue of $244,000 related to payments received from Alma.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to our Current Report on Form 8-K filed on April 2, 2007.

Note 13 – Income Taxes

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At June 30, 2008, we have $2.6 million of net unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

        We establish reserves based on management’s assessment of exposure associated with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we had no accrued interest related to uncertain tax positions.

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

        The following table shows our stock repurchase activity since March 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program
April 1, 2008 through April 30, 2008	--	--	--	795,000
May 1, 2008 through May 31, 2008	199,500	11.05	199,500	595,500
June 1, 2008 through June 30, 2008	100,500	10.75	100,500	495,000

Total	300,000	$ 10.95	300,000	495,000

Note 15 – Contingencies

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

        In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the United States Patent and Trademark Office (“PTO”). In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March 2008, the PTO granted our request for reexamination of the ‘222 patent. On June 11, 2008, the Court ordered the parties to report back to the Court after the PTO makes its decision in the reexamination of the ‘222 patent, after which a claim construction hearing, or a Markman Hearing, will be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Candela Corporation, Texas Litigation

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On July 13, 2007, we filed an amended answer to Candela’s first amended complaint including counterclaim of inequitable conduct, and on March 21, 2008, we filed a second amended answer to Candela’s second amended complaint including a further counterclaim of inequitable conduct and a counterclaim of bad faith filing and prosecution of this lawsuit. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity, and unenforceability. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States. A claim construction hearing, sometimes called a “Markman Hearing”, was held November 13, 2007, and we received what we consider to be a favorable Markman ruling on August 6, 2008. On June 23, 2008, we filed two motions for summary judgment and Candela then filed oppositions to those motions. The Judge has not yet ruled on those motions for summary judgment. The trial is scheduled to begin September 29, 2008.

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

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007. There have been no material changes to our critical accounting policies as of June 30, 2008.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which we adopted on January 1, 2008.  In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date for FASB Statement No. 157. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. See Note 6 of our Notes to Condensed Consolidated Financial Statements for the impact of adopting SFAS 157 for recurring fair value measurements of financial assets.

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

        We generate our revenues through the sales of our medical products, royalties derived from sales by our licensees, and funded product development programs from other companies. Our total revenues for the three and six month periods ended June 30, 2008, decreased by 29% and 28%, respectively, as compared to the same periods in 2007. This decrease was driven by a decline in our product revenues and funded product development revenues, but was offset by an increase in royalty revenues due to the recognition of back-owed royalties and current royalties from one of our new licensees and an increase in other revenues due to quarterly technology transfer payments made by P&G under the License Agreement.

        We are continually working on initiatives for expanding our product base throughout the world. Earlier this year, we executed an international distribution agreement with the Swedish company, Q-MED AB (“Q-MED”). Once the transition is complete, Q-MED will be responsible for the marketing, advertising, promotion, sale and distribution of our professional products for aesthetic treatments outside of North America. We are in the process of transitioning distribution of the first country to Q-MED.

        Our balance sheet includes $128 million in cash, available-for-sale investments, and non-current marketable securities.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2008 and 2007, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2008		2007		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$19,207	83%	$28,281	87%	(9,074)	(32%)
Royalty revenues	2,270	10%	2,074	6%	196	9%
Funded product development revenues	398	2%	2,414	7%	(2,016)	(84%)
Other revenues	1,250	5%	--	--%	1,250	--%

Total revenues	23,125	100%	32,769	100%	(9,644)	(29%)

Cost and expenses
Cost of product revenues	6,331	27%	10,309	32%	(3,978)	(39%)
Cost of royalty revenues	908	4%	829	3%	79	10%
Research and development	4,550	20%	3,752	11%	798	21%
Selling and marketing	5,647	25%	6,359	19%	(712)	(11%)
General and administrative	5,095	22%	4,151	13%	944	23%

Total cost and expenses	22,531	97%	25,400	78%	(2,869)	(12%)

Income from operations	594	3%	7,369	22%	(6,775)	(92%)

Interest income	833	4%	1,533	5%	(700)	(46%)
Other income	--	--%	500	2%	(500)	--%

Income before income taxes	1,427	6%	9,402	29%	(7,975)	(85%)

Provision for income taxes	667	3%	3,573	11%	(2,906)	(81%)

Net income	$760	3%	$5,829	18%	(5,069)	(87%)

20
	Six Months Ended June 30,
	2008		2007		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$36,895	80%	$55,679	87%	(18,784)	(34%)
Royalty revenues	5,517	12%	4,758	7%	759	16%
Funded product development revenues	995	2%	3,849	6%	(2,854)	(74%)
Other revenues	2,748	6%	--	--%	2,748	--%

Total revenues	46,155	100%	64,286	100%	(18,131)	(28%)

Cost and expenses
Cost of product revenues	12,925	28%	18,927	29%	(6,002)	(32%)
Cost of royalty revenues	2,206	5%	1,903	3%	303	16%
Research and development	9,934	21%	8,055	13%	1,879	23%
Selling and marketing	12,426	27%	12,635	20%	(209)	(2%)
General and administrative	11,332	25%	7,295	11%	4,037	55%

Total cost and expenses	48,823	106%	48,815	76%	8	--%

(Loss) income from operations	(2,668)	(5%)	15,471	24%	(18,139)	(117%)

Interest income	2,249	5%	2,899	5%	(650)	(22%)
Other income	18	--%	500	1%	(482)	(96%)

(Loss) income before income taxes	(401)	--%	18,870	29%	(19,271)	(102%)

Provision for income taxes	(156)	--%	7,171	11%	(7,327)	(102%)

Net income	$(245)	--%	$11,699	18%	(11,944)	(102%)

        Product revenues. Sales of the StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our product revenues for the three and six months ended June 30, 2008 and 2007. Product revenues for the three months ended June 30, 2008 decreased by approximately $9.1 million as compared to the same period in 2007 due to the turnover in our North America sales force over the past year and the current economic conditions delaying the buying decisions of our customer base, offset by an increase of 24% in customer service revenue in comparison to the same period in 2007. Product revenues for the six months ended June 30, 2008 decreased by approximately $18.8 million as compared to the same period in 2007 due to the turnover in our North America sales force over the past year and the current economic conditions delaying the buying decisions of our customer base, offset by an increase of 39% in customer service revenue in comparison to the same period in 2007.

        Product revenues for the three and six months ended June 30, 2008 consisted of 76% and 70%, respectively, to North America customers where we sell through a direct sales force and 24% and 30%, respectively, outside of North America where we sell through distributors. In comparison to the same three and six month period in 2007, product revenues consisted of 71% and 72%, respectively, to North America customers and 29% and 28%, respectively, outside of North America.

        Royalty revenues. Royalty revenues increased for the three and six months ended June 30, 2008 in comparison to the same periods in 2007. For the three months ended June 30, 2008, the increase is mainly attributed to on-going royalties received from new patent license agreements since the second quarter of 2007. For the six months ended June 30, 2008, the increase is mainly attributed to the recognition of $682,000 in back-owed royalties from a patent settlement agreement executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008 (see Note 12).

        Funded product development revenues. Funded product development revenues decreased for the three and six months ended June 30, 2008, in comparison to the same periods in 2007. Funded product development revenues were generated from the development agreements with Johnson & Johnson Consumer Companies, Inc. and Procter & Gamble (and its wholly owned subsidiary The Gillette Company), and the United States Department of the Army.

        For the three months ended June 30, 2008 and 2007, we recognized $0 and $1.2 million, respectively, of funded product development revenues from Procter & Gamble (and its wholly owned subsidiary The Gillette Company). For the six months ended June 30, 2008 and 2007, we recognized $198,000 and $2.1 million, respectively, of funded product development revenues from Procter & Gamble. Funded product development revenue from Procter & Gamble decreased over the same periods in 2007 due to (i) a $2.5 million payment received December 8, 2006, which was recognized over a twelve month period as we were obligated to perform additional services and remain exclusive to Gillette, and (ii) a February 21, 2007 amendment to our agreement with Gillette to include the development of a second light-based hair removal device for home-use, which resulted in a payment which was recognized over an eleven month period as costs were incurred and services were provided, ending January 13, 2008. As of June 30, 2008 and 2007, $0 and $1.8 million, respectively, of advance payments received from Procter & Gamble for which services were not yet provided were included in deferred revenue.

        For the three months ended June 30, 2008 and 2007, we recognized $398,000 and $1.2 million, respectively, of funded product development revenues from Johnson & Johnson. For the six months ended June 30, 2008 and 2007, we recognized $797,000 and $1.5 million, respectively, of funded product development revenues from Johnson & Johnson. The funded product development revenues from Johnson & Johnson in the six months ending June 30, 2008 and 2007 consist of (i) an amendment to our agreement with Johnson & Johnson which resulted in a payment to be recognized over a six month period as costs are incurred and services are provided, ending August 15, 2007, and (ii) an amendment signed in August 2007 with Johnson & Johnson to provide for additional development funding for certain development activities. Johnson & Johnson will provide us with quarterly payments of $448,000 for these development activities. These payments will be recognized as revenue as costs are incurred and services are provided. As of June 30, 2008 and 2007, $626,000 and $340,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        We provided services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. Since February 2004, the contract was extended on multiple occasions, the last of which was through March 31, 2008. The contract was a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue was recognized under the contract as the costs were incurred and the services were rendered. For the three months ended June 30, 2008 and 2007, we recognized approximately $0 and $34,000, respectively, of funded product development revenues from the United States Department of the Army. For the six months ended June 30, 2008 and 2007, we recognized approximately $0 and $250,000, respectively, of funded product development revenues from the United States Department of the Army.

        Other revenues. For the three and six months ended June 30, 2008, we recognized $1.25 million and $2.7 million, respectively, of other revenues consisting of quarterly payments relating to a new License Agreement with The Procter & Gamble Company of $1.25 million (see Note 9) and the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement of $250,000 (see Note 12).

         Cost of product revenues. For the three months ended June 30, 2008 and 2007, the cost of product revenues as a percentage of total revenues was 27% and 32%, respectively. For the six months ended June 30, 2008 and 2007, the cost of product revenues as a percentage of total revenues was 28% and 29%, respectively. The decrease in cost of product revenues as a percentage of total revenues for the three months ended June 30, 2008 and 2007, can be attributed to a decrease in material scrap and a shift from product sales to outside North America where we sell our products at lower, fixed transfer prices to product sales within North America where we sell directly to the customer. The decrease in the cost of product revenues as a percentage of total revenues for the six months ended June 30, 2008 and 2007, is due to a decrease in material scrap, offset by a shift in product sales from North America to outside North America where we sell at lower, fixed transfer prices.

        Cost of royalty revenues. The cost of royalty revenues increased for the three and six months ended June 30, 2008 in comparison to the same periods in 2007. For the three months ended June 30, 2008, the increase is mainly attributed to on-going royalties received from new patent license agreements since the second quarter of 2007. For the six months ended June 30, 2008, the increase is mainly attributed to the recognition of $682,000 in back-owed royalties from a patent settlement agreement executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008 (see Note 12). As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2007.

        Research and development expense. Research and development expense is a direct result of our spending related to our continued commitment of introducing new technology as well as enhancing our current family of products.

        Expenses relating to the Development and License Agreement with Gillette (see Note 9) decreased during the three and six months ended June 30, 2008 by $472,000 and $891,000, respectively, as compared to the same periods in 2007. The decrease for the three and six months ended June 30, 2008 was due to the termination of the Development and License Agreement with Gillette on February 29, 2008.

        Expenses relating to the Johnson & Johnson Joint Development and License Agreement (see Note 10) increased during the three and six months ended June 30, 2008 by $117,000 and $701,000, respectively, as compared to the same periods in 2007. The increase for the three months ended June 30, 2008 was mainly due to increases of $104,000 for material costs and $47,000 for payroll and payroll related expenses. The increase for the six months ended June 30, 2008 was mainly due to increases of $454,000 for payroll and payroll related expenses and $304,000 for material costs.

        For the three and six months ended June 30, 2008, expenses relating to our Research Agreement with the United States Department of the Army (see Note 11) decreased by approximately $30,000 and $230,000 as compared to the same periods in 2007. The decrease was due to the completion of the work under the contract in the fourth quarter of 2007.

        Expenses for research and development projects relating to home-use, light-based products, which are funded internally increased by $466,000 and $821,000, respectively, for the three and six months ended June 30, 2008 as compared to the same periods in 2007.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products, and research and development overhead increased by $717,000 and $1.5 million, respectively, for the three and six months ended June 30, 2008 as compared to the same periods in 2007.

        For the three and six months ended June 30, 2008, research and development expense increased by $239,000 and $1.9 million, respectively, as a result of SFAS 123R compensation expense.

        Selling and marketing expense. For the three months ended June 30, 2008, selling and marketing expense decreased by $712,000, or 11%, over the comparable period in 2007. For the quarter ended June 30, 2008, factors driving the decrease in selling and marketing expense were decreases of $423,000 from commission expense, $122,000 from factory supplies, $113,000 from consulting expenses, offset by an increase of $141,000 from payroll and payroll related expenses which was primarily driven by an increase in SFAS 123R compensation expense as compared to the same period in 2007. For the six months ended June 30, 2008, selling and marketing expense decreased by $209,000, or 2%, over the comparable period in 2007. For the six months ended June 30, 2008, factors driving the decrease in selling and marketing expense were decreases of $674,000 from commission expense, $256,000 from factory supplies, and $241,000 from consulting expenses, offset by an increase of $710,000 from payroll and payroll related expenses which was primarily driven by an increase in SFAS 123R compensation expense as compared to the same period in 2007.

        General and administrative expense. For the three months ended June 30, 2008, general and administrative expenses increased by $944,000 over the comparable period in 2007. For the quarter ended June 30, 2008, factors driving the increase in general and administrative expense were increases of $1.1 million from legal expenses related to patent litigation, $642,000 from general overhead expenses, $325,000 from bad debt expense, $217,000 from payroll and payroll related expenses which includes a $97,000 increase in SFAS 123R compensation expense, offset by a decrease of $1.3 million from incentive compensation as compared to the same period in 2007. For the six months ended June 30, 2008, general and administrative expenses increased by $4.0 million over the comparable period in 2007. For the six months ended June 30, 2008, factors driving the increase in general and administrative expense were increases of $3.1 million from legal expenses related to patent litigation, $1.9 million from payroll and payroll related expenses which includes a $1.1 million increase in SFAS 123R compensation expense, $1.0 million from an investment banking fee related to our entry into an international distribution agreement with Q-MED, $659,000 from general overhead expenses, offset by a decrease of $2.8 million from incentive compensation as compared to the same period in 2007.

        Interest income. Interest income decreased for the three and six months ended June 30, 2008 over the comparable periods in 2007 due to lower interest rates and a more conservative investment strategy, offset by an increase in cash and $52,000 of interest received in 2008 on back-owed royalty revenues related to the new patent license agreement with Alma Lasers, Ltd. (see Note 12).

        Other income. Other income for the three and six months ended June 30, 2008, includes the foreign exchange gain as a result of transactions in currencies other than the U.S. dollar while other income for the three and six months ended June 30, 2007, includes cash received related to the expiration of a standstill agreement.

        Provision for (benefit from) income taxes.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. Our effective tax rate for the three months ended June 30, 2008 and 2007 was 47% and 38%, respectively. Our effective tax rate for the six months ended June 30, 2008 and 2007 was 39% and 38%, respectively.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Six months ended June 30,		Change
	2008	2007	$	%
Cash flows (used in) from operating activities	$(978)	$11,298	$(12,276)	(109%)
Cash flows from (used in) investing activities	32,060	(26,381)	58,441	222%
Cash flows (used in) from financing activities	(2,633)	6,049	(8,682)	(144%)
Capital expenditures, net	$525	$508	$17	3%

Additionally, our cash, investments, accounts receivable, inventories and working capital are shown below for the periods indicated (in thousands).
			Change
	June 30, 2008	December 31, 2007	$	%
Cash and cash equivalents	$118,909	$90,460	$28,449	31%
Available-for-sale investments	1,850	41,910	(40,060)	(96%)
Accounts receivable, net	10,430	16,037	(5,607)	(35%)
Inventories, net	16,285	12,896	3,389	26%
Working capital	139,391	145,861	(6,470)	(4%)
Non-current marketable securities	7,158	--	7,158	--%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of June 30, 2008, we had no borrowings or debt.

        At June 30, 2008, we held $9.0 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market which is not currently active. As our investments in ARS currently lack short-term liquidity, we have reclassified some of these investments as non-current as of June 30, 2008. Investments classified as current at June 30, 2008 were sold at full value in July 2008. In the six months ended June 30, 2008, we have sold $33.8 million of the ARS held at December 31, 2007.

        We have determined that the fair value of our ARS was temporarily impaired as of June 30, 2008. For the six months ended June 30, 2008, we marked to market our ARS and recorded an unrealized loss of $193,000 in accumulated other comprehensive (loss) income, net of taxes, in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control.

        Cash flows from operating activities for the six months ended June 30, 2008, decreased compared to the same period in 2007. This decrease in operating activity cash flows reflects a decrease in profitability, an increase in working capital requirements, offset by an increase in stock compensation expense and a decrease in tax benefit from stock option exercises in the first six months of 2008. Cash flows related to investing activities increased for the six months ended June 30, 2008, compared to the same period in 2007. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments, offset by proceeds from the sale of available-for-sale investments. Cash flows from financing activities decreased for the six month period ended June 30, 2008, compared to the same period in 2007. This decrease was primarily due to decreases in proceeds and tax benefits from stock option exercises.

        We anticipate that capital expenditures for the remainder of 2008 will total approximately $500,000, consisting primarily of leasehold improvements, machinery, equipment, computers and peripherals. We expect to finance these expenditures with cash on hand.

        We anticipate that during the fourth quarter of 2008, we will purchase land and begin construction on our new headquarters. Construction of the building is expected to be completed near the end of fiscal 2009.

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to three exclusive patent license agreements executed March 16, 2008 with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain of our products as well as a percentage of royalties received from third party sublicensees. Royalty expense for the three and six months ended June 30, 2008 totaled approximately $1.1 million and $2.7 million, respectively.

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

        On July 30, 2007, we signed an amendment to our Burlington, Massachusetts lease to add an additional 13,600 square feet. Rent expense, including this new lease, will total approximately $1.3 million per year, expiring in August of 2009.

        The following table summarizes our estimated contractual cash obligations as of June 30, 2008, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$1,647	$1,465	$182	$ --	$ --
Purchase commitments	4,233	4,233	--	--	--

Total contractual cash obligations	$5,880	$5,698	$182	$ --	$ --

26

Item 3. Quantitative and qualitative disclosures about market risk

        Our primary market risk exposures are in the areas of interest rate risk, liquidity risk, and foreign currency exchange risk.

        Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At June 30, 2008, we held $9.0 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market which is not currently active. As our investments in ARS currently lack short-term liquidity, we have reclassified some of these investments as non-current as of June 30, 2008. Investments classified as current at June 30, 2008 were sold at full value in July 2008. In the six months ended June 30, 2008, we have sold $33.8 million of the ARS held at December 31, 2007. The recovery of the remaining $9.3 million ARS held is based upon market factors which are not within our control.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

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

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the United States Patent and Trademark Office (“PTO”). In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March 2008, the PTO granted our request for reexamination of the ‘222 patent. On June 11, 2008, the Court ordered the parties to report back to the Court after the PTO makes its decision in the reexamination of the ‘222 patent, after which a claim construction hearing, or a Markman Hearing, will be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Candela Corporation, Texas Litigation

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleges that our StarLux System with the LuxY handpiece willfully infringes U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringes related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela is seeking to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On January 10, 2007, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On July 13, 2007, we filed an amended answer to Candela’s first amended complaint including counterclaim of inequitable conduct, and on March 21, 2008, we filed a second amended answer to Candela’s second amended complaint including a further counterclaim of inequitable conduct and a counterclaim of bad faith filing and prosecution of this lawsuit. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity, and unenforceability. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products that are found to infringe in the United States. A claim construction hearing, sometimes called a “Markman Hearing”, was held November 13, 2007, and we received what we consider to be a favorable Markman ruling on August 6, 2008. On June 23, 2008, we filed two motions for summary judgment and Candela then filed oppositions to those motions. The Judge has not yet ruled on those motions for summary judgment. The trial is scheduled to begin September 29, 2008.

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
30
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

Outside of the United States, we rely on third party distributors to market and sell a large portion of our products. Due to our January 2008 international distribution agreement with Q-MED AB, we are in the process of transitioning to Q-MED as our exclusive distributor outside of North America. During this transition period, current distributors may not commit the necessary resources to effectively market and sell our products and we may not be able to collect receivables due for past sales to these distributors and our business and operating results may be harmed. Our relationship with Q-MED may not be successful and our business and operating results may be harmed.

        In the United States, we sell our products through our internal sales organization. Outside of this market, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. On January 9, 2008, we announced our international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane, one of the most popular and widely distributed dermal fillers in the world. Q-MED sells Restylane globally through a network of fully owned sales companies, partners and distributors. The transition from our current distributors to Q-MED shall be on a country-by-country basis as the companies agree on the terms of each transition. We have agreed with Q-MED to focus our initial transition efforts on one test country. The success of the sales effort in this test country will determine the transition of other countries, if at all. We are working with Q-MED and current distributors to determine how each distributor might successfully work with Q-MED during and after the time each country is transitioned. The relationship with our current distributors could be terminated or changed. During this transition period, our relationship with current distributors may be damaged such that they may not commit the necessary resources to effectively market and sell our products and may leave us with a greater collection risk on our outstanding receivables from these distributors. In addition, the transition to, and our future relationship with, Q-MED may not be successful. If the current distributors do not perform adequately or if our agreement with Q-MED is unsuccessful, our revenue from international sales may be adversely affected and our operating results could suffer.

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

Our business and operations are experiencing rapid change. If we fail to effectively manage the changing market, our business and operating results could be harmed.

        We have experienced rapid change in the scope of our operations and the industry in which we operate. This change has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage the changing market and its effect on our business, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this change, we will need to continue to:

o	implement appropriate operational, financial and management controls, systems and procedures;
o	change our manufacturing capacity and scale of production;
o	change our sales, marketing and distribution infrastructure and capabilities; and
o	provide adequate training and supervision to maintain high quality standards.

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

         We sell a significant amount of our products and services outside the U.S.  International product revenue consists of sales from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international locations from the United States. We expect that international sales will continue to be significant.  As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales, including but not limited to political and economic instability and difficulties in managing our foreign operations.  In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign certification or regulatory approvals for products may occur.  In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

We may not be able to sustain or increase profitability and we may seek additional financing to grow the business.

         Although we have generated a profit in recent years, we incurred a loss in the first quarter of 2008 and have a history of losses. We may not be able to sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, including practitioners postponing their buying decisions due to the weakening economy or other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

        As of June 30, 2008, we held approximately $9.0 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of June 30, 2008 failed in its last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market which currently is not active. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash in the future. At June 30, 2008, due to the uncertainty and illiquidity in this market, we have classified some of our auction-rate securities as non-current assets and have recorded an unrealized loss of $193,000 in accumulated other comprehensive (loss) income, net of taxes in stockholder’s equity. The recovery of these investments is based upon market factors which are not within our control. We will continue to evaluate whether the impairment is temporary.

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

        Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

o	acceptance and success of new products or technologies;
o	the success of competitive products or technologies;
o	regulatory developments in the United States and foreign countries;
o	developments or disputes concerning patents or other foreign countries;
o	the recruitment or departure of key personnel;
o	variations in our financial results or those of companies that are perceived to be similar to us;
o	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and
o	general economic, industry and market conditions.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
April 1, 2008 through April 30, 2008	--	--	--	795,000
May 1, 2008 through May 31, 2008	199,500	11.05	199,500	595,500
June 1, 2008 through June 30, 2008	100,500	10.75	100,500	495,000

Total	300,000	$ 10.95	300,000	495,000

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

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

        Palomar’s Annual Meeting of Shareholders was held on May 14, 2008 (the “Annual Meeting”).  At the Annual Meeting, stockholders voted on two matters:  the election of directors for a term of one year and the ratification of the appointment of Ernst & Young LLP as the Company’s registered public accounting firm. The stockholders elected management’s nominees as directors in an uncontested election and ratified the appointment of the registered public accounting firm by the following votes, respectively:

Matter	Votes For	Withheld
Proposal #1: The Election of Directors

Joseph P. Caruso	13,573,359	2,445,174
Jeanne Cohane	13,278,946	2,739,587
Nicolas P. Economou	15,728,109	290,424
James Martin	13,278,206	2,740,327
A. Neil Pappalardo	13,942,193	2,076,340
Louis (Dan) Valente	12,381,536	3,636,997

Matter	Votes For	Votes Against	Abstained
Proposal #2: The Ratification of Ernst & Young LLP as the Company's Independent Auditors

Ernst & Young LLP	15,815,641	169,437	33,452

Item 5. Other information

      None.

Item 6. Exhibits

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: August 7, 2008	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: August 7, 2008	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

43