Form 10-Q
period 2008-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2008-11-04
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The number of shares outstanding of the registrant's common stock as of the close of business on October 31, 2008 was 18,147,811.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$127,790,810	$90,460,350
Available-for-sale investments	--	41,910,000
Accounts receivable, net	10,939,812	16,037,475
Inventories	15,949,050	12,896,154
Deferred tax assets	5,997,259	3,811,873
Other current assets	1,005,678	1,129,300

Total current assets	161,682,609	166,245,152

Marketable securities	5,319,297	--

Property and equipment, net	1,625,256	1,250,437

Other assets	119,568	111,074

Total assets	$168,746,730	$167,606,663

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,346,811	$1,987,579
Accrued liabilities	8,160,158	12,606,422
Deferred revenue	5,911,994	5,789,936

Total current liabilities	18,418,963	20,383,937

Deferred income taxes	2,533,220	2,533,220

Total liabilities	$20,952,183	$22,917,157

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued - 18,479,345 and 18,442,846 shares, respectively	184,794	184,429
Additional paid-in capital	205,040,113	199,988,081
Accumulated other comprehensive (loss) income	(95,421)	12,590
Accumulated deficit	(52,127,057)	(52,479,008)
Treasury stock, at cost - 331,534 and 105,000 shares, respectively	(5,207,882)	(3,016,586)

Total stockholders' equity	147,794,547	144,689,506

Total liabilities and stockholders’ equity	$168,746,730	$167,606,663

The accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Product revenues	$19,223,597	$23,073,461	$56,118,901	$78,752,659
Royalty revenues	2,777,627	5,826,091	8,294,211	10,584,266
Funded product development revenues	954,907	1,585,202	1,949,944	5,434,500
Other revenues	1,250,000	894,189	3,997,625	894,189

Total revenues	24,206,131	31,378,943	70,360,681	95,665,614

Costs and expenses
Cost of product revenues	6,764,284	7,869,200	19,689,284	26,796,166
Cost of royalty revenues	1,111,051	2,330,436	3,317,685	4,233,706
Research and development	4,219,677	4,187,559	14,153,284	12,242,994
Selling and marketing	5,946,025	5,971,960	18,371,742	18,606,577
General and administrative	5,952,934	4,360,561	17,284,595	11,655,562

Total costs and expenses	23,993,971	24,719,716	72,816,590	73,535,005

Income (loss) from operations	212,160	6,659,227	(2,455,909)	22,130,609

Interest income	798,522	1,926,745	3,058,056	4,826,121
Other (expense) income	(68,908)	--	(61,164)	500,000

Income before income taxes	941,774	8,585,972	540,983	27,456,730

Provision for income taxes	345,300	3,262,669	189,032	10,433,557

Net income	$596,474	$5,323,303	$351,951	$17,023,173

Net income per share
Basic	$0.03	$0.29	$0.02	$0.93

Diluted	$0.03	$0.28	$0.02	$0.88

Weighted average number of shares outstanding
Basic	18,091,419	18,348,424	18,175,772	18,271,116

Diluted	18,289,995	19,325,562	18,450,464	19,383,122

Comprehensive income:
Net income	$596,474	$5,323,303	$351,951	$17,023,173
Unrealized gain (loss) from marketable
securities, net of (benefit) taxes
of $(43,736) and $80,553, respectively	67,949	--	(125,150)	--
Foreign currency translation adjustment	21,260	--	17,139	--

Comprehensive income	$685,683	$5,323,303	$243,940	$17,023,173

See accompanying notes to condensed consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$351,951	$17,023,173
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	515,085	430,166
Stock-based compensation expense	5,104,338	166,240
Provision for bad debt	302,228	666,672
Inventory write-off	440,000	489,169
Tax benefit from the exercise of stock options	(1,994,199)	(4,672,863)
Other non-cash items	17,139	--
Changes in assets and liabilities:
Accounts receivable	4,795,435	(6,931,656)
Inventories	(3,492,896)	(4,396,891)
Deferred tax assets	(2,104,833)	3,757,114
Other current assets	123,622	514,152
Other assets	(8,494)	--
Accounts payable	2,359,232	368,225
Accrued liabilities	(2,452,065)	2,714,600
Deferred revenue	122,058	290,158
Deferred income taxes	--	225,526

Net cash from operating activities	4,078,601	10,643,785

Investing activities
Capital expenditures	(889,904)	(634,349)
Purchases of available-for-sale investments	(1,250,000)	(37,098,178)
Proceeds from sale of available-for-sale investments	37,635,000	49,450,000

Net cash from investing activities	35,495,096	11,717,473

Financing activities
Proceeds from the exercise of stock options and warrants	429,509	4,252,948
Tax benefit from the exercise of stock options	1,994,199	4,672,863
Costs incurred related to issuance of common stock	(44,700)	(47,200)
Costs incurred related to purchase of stock for treasury	(4,622,245)	(3,016,586)

Net cash (used in) from financing activities	(2,243,237)	5,862,025

Net increase in cash and cash equivalents	37,330,460	28,223,283
Cash and cash equivalents, beginning of the period	90,460,350	36,817,257

Cash and cash equivalents, end of the period	$127,790,810	$65,040,540

Supplemental disclosure of cash flow information
Cash paid for income taxes	$914,574	$3,264,780

Supplemental noncash investing activities
Unrealized loss on marketable securities, net of $80,553 and
$0, deferred income tax benefit, respectively	$125,150	$--

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

Note 2 – Stock-based compensation

        Our income before taxes and net income were decreased by $1.2 million for the three months ended September 30, 2008 and $5.1 million for the nine months ended September 30, 2008 as a result of the SFAS 123(R) stock-based compensation expense. Our income before taxes and net income were decreased by $180,200 and $166,200 for the three and nine months ended September 30, 2007, respectively, as a result of the SFAS 123(R) stock-based compensation expense. The compensation expense for the three and nine months ended September 30, 2008 decreased basic and diluted earnings per share by $0.07 and $0.28, respectively, while the compensation expense for both the three and nine months ended September 30, 2007 decreased basic and diluted earnings per share by $0.01. As of September 30, 2008, there was $9.3 million of unrecognized compensation expense related to non-vested market-based share awards. The expense is expected to be recognized over a weighted-average period of 3.0 years.

Stock Options

        During the three months ended September 30, 2008, no options were granted. For the nine months ended September 30, 2008, we granted 1,315,000 stock options.

        The following table summarizes our stock option activity since December 31, 2007:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	3,480,489	$0.90 - $26.00	$ 16.44	6.05	$5,148,147

Granted	1,315,000	$13.31	$ 13.31
Exercised	(144,965)	$0.90 - $ 5.05	$ 1.73
Canceled	(1,416,100)	$1.00 - $26.00	$ 16.51

Outstanding, September 30, 2008	3,234,424	$0.90 - $26.00	$ 15.80	7.14	$2,877,153

Exercisable, September 30, 2008	2,630,674	$0.90 - $26.00	$ 16.37	6.62	$2,786,590

        The total intrinsic value for stock options exercised during the nine months ended September 30, 2008 and 2007 was $1.5 million and $10.4 million, respectively.

        The following table summarizes information about stock options outstanding as of September 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $3.19	175,361	2.27 years	$1.52	175,361	$1.52
4.08 - 10.72	69,905	4.78 years	5.05	69,905	5.05
13.31 - 13.31	1,300,000	9.41 years	13.31	696,250	13.31
13.66 - 16.53	1,034,658	5.61 years	16.49	1,034,658	16.49
23.61 - 26.00	654,500	6.60 years	24.64	654,500	24.64

$0.90 - $26.00	3,234,424	7.14 years	$15.80	2,630,674	$16.37

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

Stock-Settled Stock Appreciation Rights

        The granted stock-settled stock appreciation rights (SARs) are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. In 2007 and 2008, stock-settled SARs were granted and the conversion price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. During the three and nine months ended September 30, 2008, 342,200 and 350,000 stock-settled SARs were granted, respectively.

        The following table summarizes our stock-settled stock appreciation rights activity since December 31, 2007:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	477,500	$ 14.40	2.61	--

Granted	350,000	$ 7.91
Converted	--	--
Canceled	(13,000)	$ 14.40

Outstanding, September 30, 2008	814,500	$ 11.61	2.40	$1,941,234

Vested, September 30, 2008	--	--	--	--

SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price
$5.44 - $7.97	350,000	2.87 years	$ 7.91
14.40 - 14.40	464,500	1.86 years	14.40

$5.44 - $14.40	814,500	2.40 years	$ 11.61

Warrants The following table summarizes our warrant activity since December 31, 2007:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2007	75,000	$1.97 - $3.19	$2.76	1.86	$941,812

Exercised	(65,000)	$1.97 - $3.19	$2.75

Outstanding, September 30, 2008	10,000	$2.81	$2.81	1.68	$106,475

Exercisable, September 30, 2008	10,000	$2.81	$2.81	1.68	$106,475

        The total intrinsic value for warrants exercised for the nine months ended September 30, 2008 and 2007 were $815,000 and $0, respectively.

        The following table summarizes information about warrants outstanding as of September 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$ 2.81	10,000	1.68 years	$ 2.81	10,000	$2.81

$ 2.81	10,000	1.68 years	$ 2.81	10,000	$2.81

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$ 7,416,753	$ 5,541,725
Work in process	2,062,825	1,383,689
Finished goods	6,469,472	5,970,740

Total	$15,949,050	$12,896,154

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	September 30, 2008	December 31, 2007	Estimated useful life
Machinery and equipment	$ 2,093,825	$ 1,902,425	3-8 years
Furniture and fixtures	3,243,416	2,956,610	5 years
Leasehold improvements	537,648	517,673	Shorter of estimated useful life or term of lease
Construction in progress	391,723	--

	6,266,612	5,376,708
Accumulated depreciation	(4,641,356)	(4,126,271)

Total	$ 1,625,256	$ 1,250,437

        During the third quarter of 2008, we signed a purchase and sale agreement for the purchase of land for $10.7 million on which we intend to build our new operational facility. As of September 30, 2008, we had placed a $250,000 deposit on this land. We anticipate that during the fourth quarter of 2008, we will begin construction on our new facility. Construction of the building is expected to be completed during the first half of 2010. We are currently considering our alternatives for financing this project which is expected to cost approximately $35 million. Current financing alternatives include using cash on hand, obtaining a bank loan, or using a combination of both.

Note 5 – Warranty costs

        We typically offer either a one or three-year warranty for our base units. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Warranty accrual, beginning of year	$1,051,432	$1,120,420
Charges to cost and expenses relating to
new sales	1,452,448	2,144,463
Costs of product warranty claims	(1,683,969)	(2,213,451)

Warranty accrual, end of period	$819,911	$1,051,432

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

        As of January 1, 2008, we adopted SFAS 157. We performed an analysis of our investments held at September 30, 2008 to determine the significance and character of all inputs to their fair value determination. The adoption of the standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of September 30, 2008 and December 31, 2007.

Assets	Fair Value as of September 30, 2008
(In thousands)	Level 1	Level 2	Level 3	Total

Auction-rate preferred securities	$ --	$ --	$3,796	$3,796

Auction-rate municipal securities	--	--	1,523	1,523

Total	$ --	$ --	$5,319	$5,319

Assets	Fair Value as of December 31, 2007
(In thousands)	Level 1	Level 2	Level 3	Total

Auction-rate preferred securities	$ 16,850	$ --	$ --	$ 16,850

Auction-rate municipal securities	25,060	--	--	25,060

Total	$ 41,910	$ --	$ --	$ 41,910

Level 3 Gains and Losses The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2008.

	Auction-rate preferred securities	Auction-rate municipal securities	Total
(In thousands)
Balance at December 31, 2007	$16,850	$25,060	$41,910
Net payments, purchases and sales	(12,924)	(23,460)	(36,384)
Net transfers in/(out)	--	--	--
Gains/(losses)
Realized	--	--	--
Unrealized	(130)	(77)	(207)

Balance at September 30, 2008	$3,796	$1,523	$5,319

        At September 30, 2008, we held $5.3 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007 and through September 30, 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market which is not currently active. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of September 30, 2008. In the nine months ended September 30, 2008, we have sold $37.6 million of the ARS held at December 31, 2007.

        We have determined that the fair value of our ARS was temporarily impaired as of September 30, 2008. For the nine months ended September 30, 2008, we marked to market our ARS and recorded an unrealized loss of $125,000 in accumulated other comprehensive (loss) income, net of taxes, in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control.

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

Note 7 – Geographic information

        North America product revenue was $12.0 million and $13.3 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, North America product revenue was $37.8 million and $47.9 million, respectively. International product revenue outside North America, consisting of revenue from our foreign subsidiary, distributors and our sales shipped directly to customers was $7.2 million and $9.8 million for the three months ended September 30, 2008 and 2007, respectively, while international product revenue for the nine months ended September 30, 2008 and 2007, was $18.3 million and $30.9 million, respectively. The following table represents the percentage of product revenue by geographic region for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
North America	62.6%	66.3%	67.4%	70.0%
Europe	18.4%	17.9%	15.1%	13.0%
South and Central America	10.1%	6.6%	8.6%	4.4%
Asia/Pacific Rim	3.9%	5.7%	4.7%	8.1%
Middle East	3.3%	1.9%	3.0%	3.4%
Australia	1.7%	1.6%	1.2%	1.1%

Total	100.0%	100.0%	100.0%	100.0%

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

        A reconciliation of basic and diluted shares for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average number of shares	18,091,419	18,348,424	18,175,772	18,271,116
outstanding
Potential common shares pursuant to stock
options, stock appreciation rights and
warrants	198,576	977,138	274,692	1,112,006

Diluted weighted average number of shares
outstanding	18,289,995	19,325,562	18,450,464	19,383,122

        For the three months ended September 30, 2008, approximately 4.1 million weighted average options, stock-settled SARs, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

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

        For the three months ended September 30, 2008 and 2007, we recognized $18,000 and $958,000 of funded product development revenues from P&G and Gillette, respectively, under the Development and License Agreement and various other agreements. For the nine months ended September 30, 2008 and 2007, we recognized $216,000 and $3.0 million of funded product development revenues from P&G and Gillette, respectively under the Development and License Agreement and various other agreements. As of September 30, 2008 and December 31, 2007, $0 and $48,000, respectively, of advance payments received from P&G and Gillette for which services were not yet provided were included in deferred revenue, under the Development and License Agreement.

        Under the new License Agreement, for the three and nine months ended September 30, 2008, we recognized $1.25 million and $3.75 million of other revenues from P&G, respectively. The $1.25 million payments are quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments will be made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset. As of September 30, 2008, $1.25 million of advance payments received from P&G for which services were not yet provided were included in deferred revenue, under the new License Agreement.

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

        For the three months ended September 30, 2008 and 2007, we recognized approximately $937,000 and $568,000, respectively, of funded product development revenues from Johnson & Johnson. For the nine months ended September 30, 2008 and 2007, we recognized approximately $1.7 million and $2.1 million, respectively, of funded product development revenues from Johnson & Johnson. As of September 30, 2008 and December 31, 2007, $736,000 and $477,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

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

        For the three months ended September 30, 2008 and 2007, we recognized $0 and $59,000, respectively, of funded product development revenues under this agreement. For the nine months ended September 30, 2008 and 2007, we recognized $0 and $309,000, respectively, of funded product development revenues under this agreement.

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

        For the year ended December 31, 2007, we recognized $3.1 million of back-owed royalty revenues, $894,000 of other revenues for trade dress infringement, and $432,000 of interest on back-owed royalties. As the result of the completion of the independent audit during the three months ended March 31, 2008, we recognized $682,000 of back-owed royalty revenues, $248,000 of other revenues for trade dress infringement, and $87,000 of interest on back-owed royalties. At September 30, 2008, we had deferred revenue of $105,000 related to payments received from Alma.

        For more information, please see the Settlement Agreement, the Non-Exclusive Patent License Agreement, the Trade Dress Settlement Agreement, the Consent Judgments and Stipulations of Dismissal filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to our Current Report on Form 8-K filed on April 2, 2007.

Note 13 – Income Taxes

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At September 30, 2008, we have $2.6 million of net unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

        We establish reserves based on management’s assessment of exposure associated with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we had no accrued interest related to uncertain tax positions.

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

        The following table shows our stock repurchase activity since June 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program
July 1, 2008 through July 31, 2008	-	-	-	495,000
August 1, 2008 through August 31, 2008	-	-	-	495,000
September 1, 2008 through September 30, 2008	-	-	-	495,000

Total	-	-	-	495,000

Note 15 – Contingencies

Candela Corporation, Massachusetts Litigation

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims.

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

Candela Corporation, Texas Litigation

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxY handpiece willfully infringed U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringed related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela sought to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On June 20, 2008, Candela dropped its accusations against the LuxB handpiece. A claim construction hearing, sometimes called a “Markman Hearing”, was held November 13, 2007, and we received what we consider to be a favorable Markman ruling on August 6, 2008. On September 22, 2008, Candela (i) dropped its accusations against the LuxY, LuxYs, and LuxG handpieces, (ii) dropped two of its patents from the lawsuit, specifically 6,120,497 and 6,659,999, and (iii) dropped from the lawsuit all method claims in 5,810,801. Consequently, Candela went to trial on September 29, 2008 accusing only the Lux1540, Lux1540z, LuxIR and LuxDeepIR when used with the StarLux 500 or 300 of infringement of only claims 11-14 of 5,810,801. In addition, Candela significantly reduced the amount of damages it was seeking. The trial ended on October 7, 2008 with a jury verdict that none of the accused products infringe the asserted claims and that the asserted claims were invalid over prior art for both anticipation and obviousness.

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

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2007. There have been no material changes to our critical accounting policies as of September 30, 2008.

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

        We generate our revenues through the sales of our medical products, royalties derived from sales by our licensees, and funded product development programs from other companies. Our total revenues for the three and nine month periods ended September 30, 2008, decreased by 23% and 26%, respectively, as compared to the same periods in 2007. This decrease was driven by a decline in our product revenues, royalty revenues, and funded product development revenues, but was offset by an increase in other revenues due to quarterly technology transfer payments made by P&G under the License Agreement.

        We are continually working on initiatives for expanding our product base throughout the world. Earlier this year, we executed an international distribution agreement with the Swedish company, Q-MED AB (“Q-MED”). We are in the process of evaluating a distribution transition of the first country to Q-MED. If successful in this test country, Q-MED may be responsible for the marketing, advertising, promotion, sale and distribution of our professional products for aesthetic treatments in other countries outside of North America.

        Our balance sheet includes $128 million in cash and cash equivalents and no debt as of September 30, 2008.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2008		2007		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$19,223	80%	$23,074	73%	(3,851)	(17%)
Royalty revenues	2,778	11%	5,826	19%	(3,048)	(52%)
Funded product development revenues	955	4%	1,585	5%	(630)	(40%)
Other revenues	1,250	5%	894	3%	356	40%

Total revenues	24,206	100%	31,379	100%	(7,173)	(23%)

Cost and expenses
Cost of product revenues	6,764	28%	7,869	25%	(1,105)	(14%)
Cost of royalty revenues	1,111	5%	2,330	8%	(1,219)	(52%)
Research and development	4,220	17%	4,188	13%	32	1%
Selling and marketing	5,946	24%	5,972	19%	(26)	0%
General and administrative	5,953	25%	4,361	14%	1,592	37%

Total cost and expenses	23,994	99%	24,720	79%	(726)	(3%)

Income from operations	212	1%	6,659	21%	(6,447)	(97%)
Interest income	799	3%	1,927	6%	(1,128)	(59%)
Other (expense) income	(69)	-%	-	-%	(69)	-%

Income before income taxes	942	4%	8,586	27%	(7,644)	(89%)

Provision for income taxes	345	1%	3,263	10%	(2,918)	(89%)

Net income	$597	2%	$5,323	17%	(4,726)	(89%)

19

	Nine Months Ended September 30,
	2008		2007		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$56,119	80%	$78,753	82%	(22,634)	(29%)
Royalty revenues	8,294	12%	10,584	11%	(2,290)	(22%)
Funded product development revenues	1,950	3%	5,435	6%	(3,485)	(64%)
Other revenues	3,998	5%	894	1%	3,104	347%

Total revenues	70,361	100%	95,666	100%	(25,305)	(26%)

Cost and expenses
Cost of product revenues	19,689	28%	26,796	28%	(7,107)	(27%)
Cost of royalty revenues	3,318	5%	4,234	4%	(916)	(22%)
Research and development	14,153	20%	12,243	13%	1,910	16%
Selling and marketing	18,372	26%	18,607	19%	(235)	(1%)
General and administrative	17,285	25%	11,655	12%	5,630	48%

Total cost and expenses	72,817	103%	73,535	77%	(718)	(1%)

(Loss) income from operations	(2,456)	(4%)	22,131	23%	(24,587)	(111%)
Interest income	3,058	4%	4,826	5%	(1,768)	(37%)
Other (expense) income	(61)	-%	500	1%	(561)	(112%)

Income before income taxes	541	-%	27,457	29%	(26,916)	(98%)

Provision for income taxes	189	-%	10,434	11%	(10,245)	(98%)

Net income	$352	-%	$17,023	18%	(16,671)	(98%)

        Product revenues. Sales of the StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our product revenues for the three and nine months ended September 30, 2008 and 2007. During the quarter ended September 30, 2008, we launched and began shipping our newest platform system, the Aspire with the laser lipolysis SlimLipo body sculpting system. Product revenues for the three months ended September 30, 2008 decreased by approximately $3.9 million as compared to the same period in 2007 due to the current economic conditions delaying the buying decisions of our customer base, including the tightening of the credit market, offset by an increase of 25% in customer service revenue in comparison to the same period in 2007. Product revenues for the nine months ended September 30, 2008 decreased by approximately $22.6 million as compared to the same period in 2007 due to the current economic conditions delaying the buying decisions of our customer base, including the tightening of the credit market, offset by an increase of 34% in customer service revenue in comparison to the same period in 2007.

         Product revenues for the three and nine months ended September 30, 2008 consisted of 63% and 67%, respectively, to North America customers where we sell through a direct sales force and 37% and 33%, respectively, outside of North America where we sell through our foreign subsidiary and distributors. In the same three and nine month period in 2007, product revenues consisted of 66% and 70%, respectively, to North America customers and 34% and 30%, respectively, outside of North America.

        Royalty revenues. Royalty revenues decreased for the three and nine months ended September 30, 2008 in comparison to the same periods in 2007. For the three months ended September 30, 2008, the decrease is mainly attributed to $3.1 million in back-owed royalties received in the third quarter of 2007. For the nine months ended September 30, 2008, the decrease is mainly attributed to the recognition of $3.1 million in back-owed royalties received in the third quarter of 2007 offset by $682,000 in back-owed royalties from a patent settlement agreement executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008 (see Note 12).

        Funded product development revenues. Funded product development revenues decreased for the three and nine months ended September 30, 2008, in comparison to the same periods in 2007. Funded product development revenues were generated from the development agreements with Johnson & Johnson Consumer Companies, Inc., Procter & Gamble (and its wholly owned subsidiary The Gillette Company), and the United States Department of the Army.

         For the three months ended September 30, 2008 and 2007, we recognized $18,000 and $958,000, respectively, of funded product development revenues from Procter & Gamble (and its wholly owned subsidiary The Gillette Company). For the nine months ended September 30, 2008 and 2007, we recognized $216,000 and $3.0 million, respectively, of funded product development revenues from Procter & Gamble. Funded product development revenue from Procter & Gamble decreased over the same periods in 2007 due to (i) a $2.5 million payment received December 8, 2006, which was recognized over a twelve month period as we were obligated to perform additional services and remain exclusive to Gillette, and (ii) a February 21, 2007 amendment to our agreement with Gillette to include the development of a second light-based hair removal device for home-use, which resulted in a payment which was recognized over an eleven month period as costs were incurred and services were provided, ending January 13, 2008. As of September 30, 2008 and December 31, 2007, $0 and $48,000, respectively, of advance payments received from Procter & Gamble for which services were not yet provided were included in deferred revenue.

         For the three months ended September 30, 2008 and 2007, we recognized $937,000 and $568,000, respectively, of funded product development revenues from Johnson & Johnson. For the nine months ended September 30, 2008 and 2007, we recognized $1.7 million and $2.1 million, respectively, of funded product development revenues from Johnson & Johnson. The funded product development revenues from Johnson & Johnson in the nine months ending September 30, 2008 and 2007 consist of (i) an amendment to our agreement with Johnson & Johnson which resulted in a payment to be recognized over a six month period as costs are incurred and services are provided, ending August 15, 2007, (ii) an amendment signed in August 2007 with Johnson & Johnson to provide for additional development funding for certain development activities, and (iii) a study to test consumer perception of a home-use product which was completed in the third quarter of 2008. Johnson & Johnson will provide us with quarterly payments of $448,000 for development activities related to the August 2007 agreement. These payments will be recognized as revenue as costs are incurred and services are provided. As of September 30, 2008 and December 31, 2007, $736,000 and $477,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        We provided services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. Since February 2004, the contract was extended on multiple occasions, the last of which was through March 31, 2008. The contract was a cost plus fee arrangement whereby we are reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue was recognized under the contract as the costs were incurred and the services were rendered. For the three months ended September 30, 2008 and 2007, we recognized $0 and $59,000, respectively, of funded product development revenues from the United States Department of the Army. For the nine months ended September 30, 2008 and 2007, we recognized $0 and $309,000, respectively, of funded product development revenues from the United States Department of the Army.

        Other revenues. For the three and nine months ended September 30, 2008, we recognized $1.25 million and $4.0 million, respectively, of other revenues consisting of quarterly payments relating to a new License Agreement with The Procter & Gamble Company of $1.25 million (see Note 9) and the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement of $250,000 (see Note 12). For the three and nine months ended September 30, 2007, we recognized $0 and $894,000, respectively, of other revenues consisting of trade dress infringement fees associated with the Alma settlement agreement. As of September 30, 2008 and December 31, 2007, $1.25 million and $0, respectively, of advance payments received from Procter & Gamble for which services were not yet provided were included in deferred revenue.

         Cost of product revenues. For the three months ended September 30, 2008 and 2007, the cost of product revenues as a percentage of total revenues was 28% and 25%, respectively. For the nine months ended September 30, 2008 and 2007, the cost of product revenues as a percentage of total revenues was 28% for both periods. The increase in cost of product revenues as a percentage of total revenues for the three months ended September 30, 2008 and 2007, can be attributed to a change in product mix and a shift from product sales within North America where we sell directly to the customer to product sales to outside North America where we sell our products at lower, fixed transfer prices. The consistency in the cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2008 and 2007, is due to a change in product mix offset by a shift in product sales to outside North America where we sell at lower, fixed transfer prices to product sales within North America.

        Cost of royalty revenues. The cost of royalty revenues decreased for the three and nine months ended September 30, 2008 in comparison to the same periods in 2007. For the three months ended September 30, 2008, the decrease is mainly attributed to the recognition of $3.1 million in back-owed royalties received in the third quarter of 2007 offset by $682,000 in back-owed royalties from a patent settlement agreement executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008 (see Note 12). As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2007.

        Research and development expense. Research and development expense is a direct result of our spending related to our continued commitment of introducing new technology as well as enhancing our current family of products.

        Expenses relating to the Development and License Agreement with Gillette (see Note 9) decreased during the three and nine months ended September 30, 2008 by $441,000 and $1.3 million, respectively, as compared to the same periods in 2007. The decrease for the three and nine months ended September 30, 2008 was due to the termination of the Development and License Agreement with Gillette on February 29, 2008.

         Expenses relating to the Johnson & Johnson Joint Development and License Agreement (see Note 10) decreased during the three months ended September 30, 2008 by $11,000 and increased for the nine months ended September 30, 2008 by $690,000, respectively, as compared to the same periods in 2007. The decrease for the three months ended September 30, 2008 was mainly due to decreases of $238,000 for material costs, offset by increases of $86,000 for general overhead expenses, $71,000 for clinical expenses, and $62,000 for additional labor hours worked. The increase for the nine months ended September 30, 2008 was mainly due to increases of $516,000 for additional labor hours worked, $99,000 for general overhead expenses, and $66,000 for material costs.

        For the three and nine months ended September 30, 2008, expenses relating to our Research Agreement with the United States Department of the Army (see Note 11) decreased by approximately $54,000 and $284,000 as compared to the same periods in 2007. The decrease was due to the completion of the work under the contract in the fourth quarter of 2007.

        Expenses for research and development projects relating to home-use, light-based products, which are funded internally increased by $419,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products, and research and development overhead increased by $120,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

        For the three and nine months ended September 30, 2008, research and development expense increased by $483,000 and $2.4 million, respectively, as compared to the same periods in 2007, as a result of SFAS 123R compensation expense.

        Selling and marketing expense. For the three months ended September 30, 2008, selling and marketing expense remained consistent with the comparable period in 2007. For the nine months ended September 30, 2008, selling and marketing expense decreased by $235,000, or 1%, over the comparable period in 2007. For the nine months ended September 30, 2008, factors driving the decrease in selling and marketing expense were decreases of $1.3 million from commission expense, $522,000 from various overhead expenses, offset by an increase of $1.5 million from payroll and payroll related expenses which was primarily driven by a $1.0 million increase in SFAS 123R compensation expense as compared to the same period in 2007.

        General and administrative expense. For the three months ended September 30, 2008, general and administrative expenses increased by $1.6 million over the comparable period in 2007. For the quarter ended September 30, 2008, factors driving the increase in general and administrative expense were increases of $2.2 million from legal expenses related to patent litigation, $449,000 from payroll and payroll related expenses which includes a $203,000 increase in SFAS 123R compensation expense and $331,000 from general overhead expenses, offset by decreases of $1.0 million from incentive compensation and $662,000 from bad debt expense as compared to the same period in 2007. For the nine months ended September 30, 2008, general and administrative expenses increased by $5.6 million over the comparable period in 2007. For the nine months ended September 30, 2008, factors driving the increase in general and administrative expense were increases of $6.6 million from legal expenses related to patent litigation, $2.3 million from payroll and payroll related expenses which includes a $1.3 million increase in SFAS 123R compensation expense, $1.0 million from an investment banking fee related to our entry into an international distribution agreement with Q-MED, offset by decreases of $3.8 million from incentive compensation and $863,000 from general overhead expenses as compared to the same period in 2007.

        Interest income. Interest income decreased for the three and nine months ended September 30, 2008 over the comparable periods in 2007 due to lower interest rates and a more conservative investment strategy, offset by an increase in cash and $52,000 and $259,000 of interest received in 2008 and 2007, respectively, on back-owed royalty revenues related to the new patent license agreement with Alma Lasers, Ltd. (see Note 12).

        Other (expense) income. Other (expense) income for the three and nine months ended September 30, 2008, includes the foreign exchange loss as a result of transactions in currencies other than the U.S. dollar while other income for the nine months ended September 30, 2007, includes cash received related to the expiration of a standstill agreement.

        Provision for income taxes.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. Our effective tax rate for the three months ended September 30, 2008 and 2007 was 37% and 38%, respectively. Our effective tax rate for the nine months ended September 30, 2008 and 2007 was 35% and 38%, respectively.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Nine months ended September 30,		Change
	2008	2007	$	%
Cash flows from operating activities	$4,079	$10,644	(6,565)	(62%)
Cash flows from investing activities	35,495	11,717	23,778	203%
Cash flows (used in) from financing activities	(2,243)	5,862	(8,105)	(138%)
Capital expenditures, including construction in
process	$890	$634	256	40%

Additionally, our cash, investments, accounts receivable, inventories and working capital are shown below for the periods indicated (in thousands).

	September 30,	December 31,	Change
	2008	2007	$	%
Cash and cash equivalents	$127,791	$90,460	37,331	41%
Available-for-sale investments	--	41,910	(41,910)	(100%)
Accounts receivable, net	10,940	16,037	(5,097)	(32%)
Inventories, net	15,949	12,896	3,053	24%
Working capital	143,264	145,861	(2,597)	(2%)
Non-current marketable securities	5,319	--	5,319	100%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of September 30, 2008, we had no borrowings or debt.

        At September 30, 2008, we held $5.3 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market which is not currently active. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of September 30, 2008. In the nine months ended September 30, 2008, we have sold $37.6 million of the ARS held at December 31, 2007.

        We have determined that the fair value of our ARS was temporarily impaired as of September 30, 2008. For the nine months ended September 30, 2008, we marked to market our ARS and recorded an unrealized loss of $125,000 in accumulated other comprehensive (loss) income, net of taxes, in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control.

        Cash flows from operating activities for the nine months ended September 30, 2008, decreased compared to the same period in 2007. This decrease in operating activity cash flows reflects a decrease in profitability offset by a decrease in working capital requirements, an increase in stock compensation expense and a decrease in tax benefit from stock option exercises in the first nine months of 2008. Cash flows related to investing activities increased for the nine months ended September 30, 2008, compared to the same period in 2007. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments, offset by proceeds from the sale of available-for-sale investments. Cash flows from financing activities decreased for the nine month period ended September 30, 2008, compared to the same period in 2007. This decrease was primarily due to decreases in proceeds and tax benefits from stock option exercises and an increase in the purchase of treasury shares.

        Excluding the construction of our new operational facility, as discussed below, we anticipate that capital expenditures relating to machinery and equipment, furniture and fixtures, and leasehold improvements for the remainder of 2008 will total approximately $250,000. We expect to finance these expenditures with cash on hand.

         During the third quarter of 2008, we signed a purchase and sale agreement for the purchase of land for $10.7 million on which we intend to build our new operational facility. We plan to close on the purchase of land during the fourth quarter of 2008. As of September 30, 2008, we had placed a $250,000 deposit on this land. We anticipate that during the fourth quarter of 2008, we will begin construction on our new facility. Construction of the building is expected to be completed during the first half of 2010. We are currently considering our alternatives for financing this project which is expected to cost approximately $35 million. Current financing alternatives include using cash on hand, obtaining a bank loan, or using a combination of both. Excluding the purchase of the land, we currently anticipate incurring approximately $5.4 million of capitalizable expenses during the fourth quarter of 2008 related to construction costs.

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to three exclusive patent license agreements executed March 16, 2008 with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain of our products as well as a percentage of royalties received from third party sublicensees. Royalty expense for the three and nine months ended September 30, 2008 totaled approximately $1.3 million and $4.0 million, respectively.

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

        On September 12, 2008, we signed a purchase and sale agreement for the purchase of land for $10.7 million on which we intend to build our new operational facility. As of September 30, 2008, we had placed a $250,000 deposit on this land. For more information, please see the Purchase and Sale Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2008.

        The following table summarizes our estimated contractual cash obligations as of September 30, 2008, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$1,280	$1,280	$ --	$ --	$ --
Purchase commitments	5,703	5,703	--	--	--

Total contractual cash obligations	$6,983	$6,983	$ --	$ --	$ --

Item 3. Quantitative and qualitative disclosures about market risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. The current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

        Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At September 30, 2008, we held $5.3 million in auction-rate securities (ARS). The ARS we typically invest in are high quality, AAA-rated securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market which is not currently active. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of September 30, 2008. In the nine months ended September 30, 2008, we have sold $37.6 million of the ARS held at December 31, 2007. The recovery of the remaining $5.3 million ARS held is based upon market factors which are not within our control.

        Our international subsidiaries in The Netherlands and Australia conduct business in both local and foreign currencies and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

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

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

Candela Corporation, Massachusetts Litigation

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patents and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. patent No. 5,595,568 are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims.

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

Candela Corporation, Texas Litigation

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxY handpiece willfully infringed U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringed related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela sought to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On June 20, 2008, Candela dropped its accusations against the LuxB handpiece. A claim construction hearing, sometimes called a “Markman Hearing”, was held November 13, 2007, and we received what we consider to be a favorable Markman ruling on August 6, 2008. On September 22, 2008, Candela (i) dropped its accusations against the LuxY, LuxYs, and LuxG handpieces, (ii) dropped two of its patents from the lawsuit, specifically 6,120,497 and 6,659,999, and (iii) dropped from the lawsuit all method claims in 5,810,801. Consequently, Candela went to trial on September 29, 2008 accusing only the Lux1540, Lux1540z, LuxIR and LuxDeepIR when used with the StarLux 500 or 300 of infringement of only claims 11-14 of 5,810,801. In addition, Candela significantly reduced the amount of damages it was seeking. The trial ended on October 7, 2008 with a jury verdict that none of the accused products infringe the asserted claims and that the asserted claims were invalid over prior art for both anticipation and obviousness.

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

Recent disruptions in the global economy, the financial markets, currency markets and energy markets, as well as government responses to these disruptions, may adversely impact our business and results of operations.

        Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Continued market deterioration, however, could jeopardize certain counterparty obligations, including those of the insurers and financial institutions with which we do business. Some of our customers may face issues gaining access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. Lack of availability of consumer credit and the general economic downturn could adversely impact the market in which we operate. As a result of recent fluctuations in currency markets and the strong dollar relative to many other major currencies, our products priced in United States dollars may be more expensive relative to products of our foreign competitors, which could result in lower sales. In addition, the non-dollar denominated earnings of our foreign operations may be lower when reported by us in dollars. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for our products.

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

Outside of the United States, we rely on third party distributors to market and sell a large portion of our products. Due to our January 2008 international distribution agreement with Q-MED AB, we are in the process of evaluating a transition to Q-MED as our exclusive distributor outside of North America. During this period, current distributors may not commit the necessary resources to effectively market and sell our products and we may not be able to collect receivables due for past sales to these distributors and our business and operating results may be harmed. Our relationship with Q-MED may not be successful and our business and operating results may be harmed.

        In the United States, we sell our products through our internal sales organization. Outside of this market, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. On January 9, 2008, we announced our international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane, one of the most popular and widely distributed dermal fillers in the world. Q-MED sells Restylane globally through a network of fully owned sales companies, partners and distributors. The transition from our current distributors to Q-MED would be on a country-by-country basis as the companies agree on the terms of each transition. We have agreed with Q-MED to focus our initial transition efforts on one test country and we are currently evaluating this transition. The success of the sales effort in this test country will determine the transition of other countries, if at all. We are working with Q-MED and current distributors to determine how each distributor might successfully work with Q-MED during and after the time each country is transitioned. The relationship with our current distributors could be terminated or changed. During this period, our relationship with current distributors may be damaged such that they may not commit the necessary resources to effectively market and sell our products and may leave us with a greater collection risk on our outstanding receivables from these distributors. In addition, the transition to, and our future relationship with, Q-MED may not be successful. If the current distributors do not perform adequately or if our agreement with Q-MED is unsuccessful, our revenue from international sales may be adversely affected and our operating results could suffer.

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

We plan to close on a purchase of land and begin construction of a new operational facility during the fourth quarter of 2008. We are in the process of coordinating the transition from the current facility to the new facility. During this process, our operations may be disrupted during the move to our new facility and our business and operating results could be harmed.

        In the fourth quarter, we plan to close on the purchase of land for $10.7 million and we intend to begin construction of a new operational facility on that land. The lease for our current operational facility expires in August 2009. We are in the process of coordinating the timing between the construction of our new facility and the expiration of our current facility lease. During this time, we may incur many issues which would negatively affect our business and operating results, including:

o	higher rental expenses after the lease on our current operational facility expires;

o	permitting difficulties for our new operational facility;

o	construction cost overruns; and

o	disruption of operations during the move from our current facility to our new operational facility.

32

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

         We sell a significant amount of our products and services outside the United States.  International product revenue consists of sales from our foreign subsidiary, distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and sales shipped directly to international locations from the United States. We expect that international sales will continue to be significant.  As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales, including but not limited to political and economic instability and difficulties in managing our foreign operations.  In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign certification or regulatory approvals for products may occur.  In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.

        We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. dollars, and a significant proportion of our revenue is denominated in U.S. dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro and Australian dollar. As a result, changes in the exchange rates of these currencies to the U.S. dollar will affect our net income.

To successfully grow our international presence, we must address many issues with which we have little or no experience. We may not be able to properly manage our foreign subsidiaries which may have an adverse effect on our business and operating results.

        We have two international subsidiaries which are located in The Netherlands and Australia. In managing foreign operations, we must address many issues with which we have little or no experience which exposes our business to additional risk. Our foreign operations redirect management’s time from other operating issues. We may not be successful in operating our foreign subsidiaries. If we are unsuccessful in managing our foreign subsidiaries, the foreign subsidiaries could be unprofitable and negatively impact the company’s resources and financial position.

We may not be able to sustain or increase profitability and we may seek additional financing to grow the business.

         Although we have generated a profit in recent years, we incurred a loss in the first quarter of 2008 and have a history of losses. We may not be able to sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, including practitioners postponing their buying decisions due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

        As of September 30, 2008, we held approximately $5.3 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of September 30, 2008 failed in its last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market which currently is not active. In the event that we are unable to sell the underlying securities at or above our carrying value, these securities may not provide us a liquid source of cash in the future. At September 30, 2008, due to the uncertainty and illiquidity in this market, we have classified some of our auction-rate securities as non-current assets and have recorded an unrealized loss of $125,000 in accumulated other comprehensive (loss) income, net of taxes in stockholder’s equity. The recovery of these investments is based upon market factors which are not within our control. We will continue to evaluate whether the impairment is temporary.

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

        In April 1999, we adopted a shareholder rights agreement or “poison pill.” This is intended to protect shareholders from unfair or coercive takeover practices. On October 28, 2008, we amended and restated the April 1999 shareholder rights agreement to (i) extend the expiration date to October 28, 2018, (ii) increase the purchase price to $200.00, (iii) amend the definition of “Acquiring Person” to exclude a “Person” qualified to file Schedule 13G as provided in the definition, (iv) amend the recitals to take account of the “Recapitalization” that occurred May 7, 1999, and (v) make any other additional changes deemed necessary. For more information, please see the Amended and Restated Rights Agreement dated October 28, 2008 filed as an exhibit to our Current Report on Form 8-K filed October 31, 2008.

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

        Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

o	acceptance and success of new products or technologies;

o	the success of competitive products or technologies;

o	regulatory developments in the United States and foreign countries;

o	developments or disputes concerning patents or other foreign countries;

39
o	the recruitment or departure of key personnel;

o	variations in our financial results or those of companies that are perceived to be similar to us;

o	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and

o	general economic, industry and market conditions.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
July 1, 2008 through July 31, 2008	-	-	-	495,000
August 1, 2008 through August 31, 2008	-	-	-	495,000
September 1, 2008 through September 30, 2008	-	-	-	495,000

Total	-	-	-	495,000

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

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

      None.

Item 5. Other information

      None.

Item 6. Exhibits

3.4	Amended and Restated By-Laws (previously disclosed in our Form 8-K dated October 31, 2008)

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: November 4, 2008	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: November 4, 2008	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

41