Form 10-K
period 2008-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2009-03-05
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2008 was $158,563,767. The number of shares outstanding of the registrant's common stock as of the close of business on March 2, 2009 was 18,479,345.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference certain information from the registrant's definitive proxy statement for its 2009 annual meeting of stockholders, which is expected to be filed on or before April 30, 2009.

PART I

Item 1. Business

Introduction

        Palomar is a leading researcher and developer of innovative aesthetic light-based systems for hair removal and other cosmetic procedures, including both lasers and high powered lamps. For over a decade, we have been on the forefront of technology breakthroughs.

        Highlights the development of our business over the past six years include the following:

o	2003 we signed a Development and License Agreement with The Gillette Company to complete development and commercialize a patented home-use, light-based hair removal device for women
o	2004 we introduced the StarLux® Pulsed Light and Laser system which incorporates a single power supply system capable of operating both lasers and lamps
o	2004 we were awarded a research contract by the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae
o	2004 we signed a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company (NYSE: JNJ), to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne
o	2005 we began shipping the Lux1064™ handpiece for use with the StarLux System for removal of leg veins and other conditions
o	2005 we began shipping the Lux IR™ Fractional Infrared handpiece for use with the StarLux System for deep heating for pain relief and in 2006 we received FDA clearance for soft tissue coagulation
o	2006 we began shipping the Lux1540™ Fractional Laser handpiece for use with the StarLux System for soft tissue coagulation and non-ablative skin resurfacing
o	2006 we received a 510(k) over-the-counter (OTC) clearance from the FDA for a new, patented, home-use, light-based hair removal device
o	2007 we introduced the StarLux® 500 Laser and Pulsed Light System featuring 70% more power and increased functionality and speed of treatment
o	2007 we introduced new handpieces including:

o	LuxDeepIR(TM)Fractional handpiece, the second generation of the LuxIR™ Fractional handpiece, including advanced cooling, contact sensors and longer pulse duration, and
o	LuxYs™ Pulsed Light handpiece for permanent reduction of lighter, finer hair

o	2007 we expanded our Development and License Agreement with Gillette to allow for the development of an additional home-use, light-based hair removal device for women. In December 2007, we announced an extension of a Launch Decision under this Agreement to allow the parties to negotiate terms for a potential new agreement.
o	2007 and early 2008 we introduced new fractional handpieces including:

o	Lux2940™ Fractional Laser handpiece for ablative skin resurfacing, and
o	Lux1440™ Fractional Laser handpiece for faster non-ablative soft tissue coagulation and skin resurfacing

o	2008 we entered into a License Agreement with The Procter & Gamble Company and its wholly owned subsidiary The Gillette Company under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003 which was amended and restated in February 2007.
o	2008 we introduced and began shipping the Aspire™ body sculpting system and SlimLipo™ handpiece for laser-assisted lipolysis

3
o	2008, together with Massachusetts General Hospital and Reliant Technologies, Inc. (now Solta Medical, Inc.), we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses in the professional field to six key patent families in the fractional space.

We are continuously researching, developing and testing new and exciting innovations for a variety of cosmetic applications, such as:

o	skin rejuvenation, including tone and texture
o	skin tightening, including laxity and lifting
o	pigmented lesion removal, such as sun and age spots, freckles and melasma
o	vascular lesion removal, such as spider veins, cherry angiomas and rosacea
o	wrinkle reduction
o	leg vein removal
o	acne treatment
o	scars, including acne scars, stretch marks and warts
o	fat reduction, including cellulite, and
o	body sculpting.

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

        On February 18, 2004, we announced that we were awarded a $2.5 million research contract by the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae, or PFB, commonly known as “razor bumps.” On October 25, 2005, we announced that we were awarded additional funding of $888,000 for a total of $3.4 million and a twelve month contract extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. Subsequent to April 30, 2007, the contract was extended on multiple occasions, the last of which was through March 31, 2008.

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

        We have three operating subsidiaries. Palomar Medical Products, Inc. is located at our headquarters in Burlington, Massachusetts and oversees the development, manufacture and sale of our laser and lamp-based systems currently on the market. Palomar Medical Technologies BV is located in Amsterdam, The Netherlands, and markets our products in Europe, Middle East, and Africa as well as provides certain services of our products for those regions. Palomar Medical Technologies (Australia) Pty Limited is located near Sydney, Australia and oversees the sale and marketing of our products in Australia and New Zealand as well as provides certain services of our products for those countries.

Market for Aesthetic Procedures

        The downturn in the global economy in 2008 considerably affected the aesthetic laser industry. A swift and severe decrease in revenue was seen across the sector in 2008 driven by the inability of many prospective customers to obtain financing and prompting others to delay their capital equipment purchases until economic conditions improve. In the ten years prior to 2008, the market for light-based aesthetic procedures saw significant growth, particularly in the last several years. Many factors are likely responsible for this growth including the aging population of the United States and other industrialized nations along with a desire to look and feel younger and a rising discretionary income with which to pay for such procedures. Consumers often undergo aesthetic procedures to improve their self-image and self-esteem, or to appear competitive in an ever-younger workforce. Another important factor is the sophistication of the equipment for light-based aesthetic procedures. Technological advancements made to the equipment have improved safety, ease of use, efficacy, and cost which has in turn grown our customer base. Our traditional customers have been plastic surgeons and dermatologists. However, increased consumer demand and technological advancements as well as managed care and reimbursement restrictions in the United States and similar constraints outside the United States, have motivated non-traditional customers such as general practitioners, gynecologists, surgeons, and others to offer aesthetic procedures. Such procedures have the advantage of being provided on a fee-for-service basis. In addition, technological advances have reduced both treatment and recovery times and made a broader variety of treatments for different cosmetic issues possible, further increasing consumer demand.

Business Strategy

        We are responding to the current challenging economic times by taking actions to reduce our cost structure to be more in line with current sales levels in all areas of the company, including reductions in headcount and operating cost. We have built a diversified business model that does not rely solely on high-priced capital equipment sales. These are volatile economic times, but we feel confident that we have the resources needed to navigate through them and continue as an industry leader.

        With our strong focus on both the professional and consumer markets, when the economy recovers, we believe we will emerge as a stronger company positioned to continue capitalizing on the market for improving personal appearance. Our strategy is three-fold: growth of our professional business, driving our technology into the mass consumer markets, and executing our intellectual property enforcement strategy.

        Growth of Professional Business.

Innovative Products. We grow our professional business by investing significant resources in research and development to allow us to continually introduce innovative, patented products. For example, in the third quarter of 2008, we began shipping the new Aspire body sculpting system and SlimLipo handpiece. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures. We have led the industry in offering platforms that allow practitioners to grow their practice by adding new platforms and handpieces for additional applications and by moving to higher power, more sophisticated systems. This strategy has been favorably received through the years by our customers allowing us to leverage our installed base.

5
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

Increasing International Presence. We are expanding our international presence which we believe will be a significant opportunity for us. In 2007, we opened an office in Amsterdam, The Netherlands, to oversee our marketing efforts in Europe, Middle East, and Africa and provide certain services for our products in these regions. In 2008, we opened an office located near Sydney, Australia which oversees the sale and marketing of our products in Australia and New Zealand as well as provides certain services of our products for those countries. On January 9, 2008, we announced our international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane. However, due to the downturn in the world-wide economic environment, Q-MED’s efforts concentrated on their own product line of dermal fillers. Both Palomar and Q-MED agreed that we would be better served by separately continuing to expand our existing distribution channel. Palomar and Q-MED mutually terminated the international distribution agreement on January 8, 2009 without any financial penalty. We are currently in the process of working with current distributors and seeking new distributors to improve our international sales and marketing efforts.

Driving Our Technology into the Consumer Market. We direct significant resources toward driving our technology into the mass consumer markets, including independently in our own research facility, with Johnson & Johnson Consumer Companies, Inc. and, in the past, with The Procter & Gamble Company, and its wholly owned subsidiary The Gillette Company.

Intellectual Property Enforcement. We are executing on our intellectual property enforcement strategy. We have a portfolio of patents in a number of areas. In the light-based hair removal area, we have licensed many companies to certain hair removal patents, several taking licenses following our enforcement of the patents against them. We will continue to enforce these hair removal patents. In the fractional technology area, we have begun our enforcement efforts against Alma Lasers, Inc. In addition, in November 2008, together with Massachusetts General Hospital and Reliant Technologies, Inc. (now Solta Medical, Inc.), we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses in the professional field to six key patent families in the fractional space. We have begun efforts to license the F-TOPP patent families.

        We continue to review various strategies with additional parties, including granting additional licenses and further litigation, if necessary, which would seek money damages as well as injunctions. (For more information about our patent litigation, see Item 3 Legal Proceedings and Note 7 of Notes to our Consolidated Financial Statements.)

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

Principal Products

        We research, develop, manufacture, market, sell and service light-based products used to perform procedures addressing medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies that include, but are not limited to:

o	Hair removal
o	Body sculpting, including laser-assisted liposuction

6
o	Removal of vascular lesions such as rosacea, spider veins, port wine stains and hemangiomas
o	Wrinkle reduction
o	Removal of leg veins
o	Removal of benign pigmented lesions such as age and sun spots, freckles and melasma
o	Tattoo removal
o	Acne treatment
o	Skin resurfacing
o	Pseudofolliculitis Barbae or PFB treatment
o	Treatment of red pigmentation in hypertrophic and keloid scars
o	Treatment of verrucae, skin tags, seborrheic keratosis
o	Skin tightening through soft tissue coagulation
o	Scars, including acne scars, stretch marks and warts
o	Soft tissue coagulation, and
o	Other skin treatments.

        Lux Platform. With increasing market acceptance of light-based treatments for new applications, we recognized the need for a cost effective platform that could expand with the needs of our customers. In 2001, we announced the first product with the Lux Platform: the EsteLux® Pulsed Light System. In March 2003, we introduced the higher priced MediLux™ Pulsed Light System with the same six handpieces, but also with higher power, faster repetition rate and a new snap-on connector for faster changes between handpieces. In February 2004, we enhanced the upgrade opportunities for our customers with the introduction of the StarLux® 300 Pulsed Light and Laser System with increased power, a computer controlled touch screen, instant handpiece recognition, active contact cooling, and a long pulse Nd:YAG laser handpiece, the Lux1064™. In February 2005, we introduced a new infrared handpiece, the LuxIR™. In June 2006, we introduced and began shipping the Lux1540™ Fractional Laser handpiece. In February 2007, we introduced the StarLux® 500 Pulsed Light and Laser System with 70% more power and increased functionality and speed of treatment as compared to the original StarLux System. Capable of achieving higher peak and average power for greater efficacy with increased contact cooling for added safety and comfort, the StarLux 500 offers customers faster treatment times, more flexibility and improved results. The StarLux 500 supports the suite of StarLux handpieces, as well as several handpieces introduced in 2007 and early 2008, the LuxDeepIR™ handpiece and the LuxYs™ handpiece, and two new handpieces, the Lux2940 fractional handpiece for ablative treatment and the Lux1440 fractional handpiece for non-ablative treatment.

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

        Our Active Contact Cooling technology sends a chilled water supply through the StarLux 300 handpieces, thus cooling the skin before, during, and after treatment. This feature is designed to ensure safety and comfort during treatment. The StarLux 300’s high-powered treatments deliver long-lasting and even permanent results. The StarLux 300 full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters.

        In 2005, we introduced and began shipping a new infrared handpiece, the LuxIR™, for deep tissue heating for relief of muscle and joint pain. In 2006, we received FDA clearance for the LuxIR handpiece for soft tissue coagulation and began marketing the LuxIR for skin tightening through soft tissue coagulation.

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

        Aspire. In April 2008, we launched the Aspire body sculpting system and SlimLipo™ handpiece. Shipments began in the third quarter of 2008. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures. The SlimLipo handpiece is used to “melt” unwanted fat efficiently and effectively by selectively targeting adipose tissue. Our optimized wavelengths and unique tip design provide excellent results with minimal downtime for the patient. Laser-assisted lipolysis can provide skin tightening, smoother skin with less contour deformities, and faster treatments with small incisions, less bruising, reduced pain, and minimal blood loss and swelling. The SlimLipo handpiece also offers tremendous benefits to physicians, including less fatigue as the SlimLipo treatment tip moves easily through treatment areas — even fibrous tissue. Physicians can also treat patients in areas that are not normally treated with traditional liposuction, such as small areas and contour deformities. The SlimLipo handpiece features (i) continuous wave technology for superior control of thermal effects versus competing high peak power lasers, (ii) dual laser wavelengths of 924 nm and 975 nm for optimized fat and dermal tissue lasing, (iii) interchangeable treatment tip designs for specific treatment areas, and (iv) an aiming beam for precise visualization of the treatment tip during treatment. The SlimLipo is significantly faster than competing laser-assisted lipolysis devices.

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

Global Distribution

        We currently employ a global network of strategic distributors throughout Europe, Japan, South and Central America, the Far East, and the Middle East. As of December 31, 2008, we utilized 37 distributors in 53 countries. To improve our international sales and marketing efforts, in January 2008, we executed an international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane. However, due to the downturn in the world-wide economic environment, Q-MED’s efforts concentrated on their own product line of dermal fillers. Both Palomar and Q-MED agreed that we would be better served by separately continuing to expand our existing distribution channel. Palomar and Q-MED mutually terminated the international distribution agreement on January 8, 2009 without any financial penalty. We are currently in the process of working with current distributors and seeking new distributors to improve our international sales and marketing efforts.

        To further improve our international sales and marketing efforts, in 2008, we opened a new subsidiary in Australia. This location oversees the sale and marketing of our products in Australia and New Zealand as well as provides certain services of our products for those countries. In 2007, we opened a subsidiary in The Netherlands. We use this location to coordinate various marketing and distribution activities in Europe, Middle East and Africa as well as provide certain services for our products for those regions.

        The following table shows product revenue relating to our international sales activities during each of the last three fiscal years by geographic region:

Year ended December 31,	2008	2007	2006
North America	68%	71%	81%
Europe	15%	12%	6%
South and Central America	8%	5%	2%
Asia / Pacific Rim	5%	8%	9%
Middle East	3%	3%	1%
Australia	1%	1%	1%

Total	100%	100%	100%

Products Under Development

        We are engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other light-based products for the removal of unwanted hair, body sculpting, wrinkle reduction, tattoos, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including skin resurfacing, skin tone and texture as well as other cosmetic applications. We perform our own research as well as fund research at various institutions throughout the world. Product development is performed by scientists and engineers at our headquarters. We direct resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions and tattoos, acne and skin resurfacing, and other products for new markets, such as body sculpting, fat reduction, including the treatment of cellulite.

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

Patents and Licenses

        Our success and ability to compete are dependent on our ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We are presently the exclusive licensee of three United States patents and the non-exclusive licensee of four United States patents as well as corresponding foreign patents and pending applications owned by Massachusetts General Hospital, and we are the joint owner with Massachusetts General Hospital of seven other United States patents as well as corresponding United States pending applications and foreign patents and pending applications. In addition, we are the sole owner of twenty-six United States patents as well as corresponding and non-corresponding United States pending applications and foreign patents and pending applications. We also have rights to other patents under exclusive and non-exclusive licenses. In November 2008, we entered into a Non-Exclusive Patent Cross-License Agreement with Reliant Technologies, Inc. (now Solta Medical, Inc.) under which Reliant granted to us non-exclusive licenses and other intellectual property rights to certain fractional technology owned and licensed by Reliant. Similarly, we granted to Reliant non-exclusive licenses and other intellectual property rights to certain of our fractional technology. In addition to the license agreement, in November 2008, together with Massachusetts General Hospital and Reliant, we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses to third parties in the professional field to six key patent families in the fractional space.

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

Competition

        The market in which we are engaged is subject to intense competition and rapid technological change. Our competitors include, but are not limited to: Candela, Inc., Cutera, Inc., Cynosure, Inc., Syneron, Inc., Lumenis, Inc., Alma, Inc., Iridex, Inc., Reliant Technologies, Inc. (now Solta Medical, Inc.), and other smaller competitors. Some of our competitors have greater financial, marketing, and technical resources than we have. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to that of ours. We expect that there may be further consolidation of companies within the light-based industry via acquisitions, partnering arrangements or joint ventures. We compete primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service. To remain competitive, we will be required to continue to develop new products and periodically enhance our existing products.

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

Number of Employees

        As of December 31, 2008, we employed 246 people. In January 2009, in response to the downturn in the global economy, we reduced our work force to approximately 200 people. We are not subject to any collective bargaining agreements, have not experienced a work stoppage and consider our relations with our employees to be good.

Available Information

        Our internet site is www.palomarmedical.com. You can access our Investor Relations webpage through our internet site by clicking on the “Investors” link to the heading “SEC Filings.” We make available free of charge, on or through our Investor Relations webpage, our proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. We have also made our Code of Conduct available through our internet site by clicking on the “Corporate Governance” link under “Investors”.

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

Our new Aspire System with SlimLipo handpiece requires the use of consumable treatment tips and fiber delivery assemblies. In the future, we may derive substantial revenue from sales of those consumable components. These products were recently introduced and could fail to generate significant revenue or achieve market acceptance.

        In April 2008, we launched the Aspire body sculpting system and SlimLipo handpiece. Shipments began in the third quarter of 2008. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures. The SlimLipo handpiece requires the use of consumable, single-use treatment tips and a limited-use fiber delivery assembly. In the future, we could receive substantial revenue from sales of the Aspire system with SlimLipo handpiece as well as the consumable components. Our future success will depend on a number of factors, including our ability to increase and maintain sales of the Aspire system with SlimLipo handpiece as well as the consumable components. Several competing systems also require the use of consumable components, while others do not or their consumable components allow for more usage before needing to be replaced. Competing against such systems may be more difficult.

If third parties are able to supply our customers with consumable treatment tips and fiber delivery assemblies for the Aspire system with SlimLipo handpiece, our business could be adversely impacted.

        Our consumable treatment tips and fiber delivery assemblies are protected by an encryption technology that is designed to authenticate that the tips are supplied by us or by a supplier authorized by us. It is possible that a third party may be able to find methods of circumventing our encryption technology and other technological barriers that we have employed to ensure that only our tips are used with the Aspire system with SlimLipo handpiece. If a third party is able to supply consumable treatment tips and fibers to our customers, this could result in a reduction in the rate of sales and price of consumable treatment tips and fiber delivery assemblies. It could also lead to a reduction in the safety or efficacy of treatments performed with the Aspire system and SlimLipo handpiece as we cannot control the quality of such third party products. This could damage the Aspire brand and result in loss of confidence in our products.

We have limited experience manufacturing the Aspire system, SlimLipo handpiece and consumable treatment tips and fiber laser assemblies in commercial quantities, which could adversely impact our business.

        We began manufacturing our Aspire system, SlimLipo handpiece and consumable treatment tips and fiber delivery assemblies in during the second half of 2008. Because we have only limited experience in manufacturing in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. We face significant challenges and risk in manufacturing the Aspire laser system, SlimLipo handpiece and consumable treatment tips and fibers, including that production processes may have to change to accommodate any significant future expansion of our manufacturing operations and growth; key components are currently provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; and we have limited experience manufacturing the Aspire system, SlimLipo handpiece and consumable treatment tips and fiber delivery assemblies in compliance with FDA’s Quality System Regulation. If we are unable to keep up with or generate demand for the Aspire system, SlimLipo handpiece and consumable components, our revenue could be impaired, market acceptance for the Aspire system, SlimLipo handpiece and consumable components could be adversely affected and our customers might instead purchase competitors’ products.

If we do not continue to develop and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer.

        The aesthetic light-based (both lasers and lamps) treatment system industry is subject to continuous technological development and product innovation. If we do not continue to be innovative in the development of new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. We compete in the development, manufacture, marketing, sales and servicing of light-based devices with numerous other companies, some of which have substantially greater direct worldwide sales capabilities. Our products also face competition from medical treatments and products, prescription drugs and cosmetic topicals and procedures, such as electrolysis and waxing.

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

Outside of the United States, we rely on third party distributors to market and sell a large portion of our products. In January 2008, we entered into an international distribution agreement with Q-MED AB and began the process of evaluating a transition to Q-MED as our exclusive distributor outside of North America. However, due to the downturn in the world-wide economic environment, Palomar and Q-MED mutually terminated their international distribution agreement on January 8, 2009. During this period, some of our existing distributors were disrupted. We are in the process of working with existing distributors and seeking new distributors to improve our international sales and marketing efforts. If this process is not successful our business and operating results may be harmed.

        In the United States, we sell our products through our internal sales organization. Outside of this market, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. On January 9, 2008, we announced our international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane. We began working with Q-MED and current distributors to determine how each distributor might successfully work with Q-MED during and after the time each country is transitioned. The relationship with some of our distributors was disrupted. Due to the downturn in the world-wide economic environment, Q-MED concentrated on their own product line of dermal fillers. Both Palomar and Q-MED agreed that we would be better served by separately continuing to expand our existing distribution channel. Palomar and Q-MED mutually terminated the international distribution agreement on January 8, 2009. We are currently in the process of working with current distributors and seeking new distributors to improve our international sales and marketing efforts. If the current and new distributors do not commit the necessary resources to effectively market and sell our products and collect receivables due for past sales, our revenue from international sales may be adversely affected and our operating results could suffer.

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

We purchased land and began construction of a new operational facility during the fourth quarter of 2008. We are in the process of coordinating the transition from the current facility to the new facility. During this process, our operations may be disrupted during the move to our new facility and our business and operating results could be harmed.

        In the fourth quarter of 2008, we closed on the purchase of land for $10.7 million and entered into a construction management agreement for construction of a new operational facility on that land at a guaranteed maximum price of $22.5 million. We began construction in the fourth quarter. The lease for this facility was to expire in August 2009. However, we have negotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between the construction of our new facility and the expiration of our current facility lease. During this time, we may incur many issues which would negatively affect our business and operating results, including:

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

        We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing these patents against Candela Corporation and Syneron, Inc. and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Candela or other suspected infringers.  Whether or not we are successful in the pending lawsuit, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see Part I, Item 3 Legal Proceedings.)

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

        Candela Corporation has one pending patent infringement lawsuit against us. (For more information about our patent litigation, see Part I, Item 3 Legal Proceedings.) Litigation with Candela is expected to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuit, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

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

        We believe that our relationship with Johnson & Johnson Consumer Companies, Inc. and our past relationship with The Gillette Company (now a wholly owned subsidiary of Procter & Gamble Company) represent unique opportunities to bring light-based devices to the mass market. Significant resources and the attention of key technical personnel and management have been and may continue to be directed to the development and commercialization of such devices even though such devices will not likely be commercialized for several years, if ever.  In addition, we cannot be sure that these parties will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.  During the term of the agreements, both Johnson & Johnson and Procter & Gamble have the ability to choose not to continue and may terminate the agreements.  If Johnson & Johnson or Procter & Gamble should terminate their agreement with us, we will not receive certain payments, and the price of our common stock could fall significantly. If Johnson & Johnson should terminate their agreement with us, we may proceed to develop and commercialize the devices on our own or with a third party. We are currently developing devices on our own which may compete with products sold by Procter & Gamble.  However, there can be no assurance that we will be able to successfully implement such a strategy.  In addition, after commercialization of such devices, Johnson & Johnson and Procter & Gamble are to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold. In addition, a certain portion of the proceeds received on such sales may be owed to Massachusetts General Hospital.  This could have a material adverse effect on our business, results of operations and financial condition.

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

        We have two international subsidiaries which are located in The Netherlands and Australia. In managing foreign operations, we must address many issues with which we have little or no experience which exposes our business to additional risk. Our foreign operations redirect management’s time from other operating issues. We may not be successful in operating our foreign subsidiaries. If we are unsuccessful in managing our foreign subsidiaries, the foreign subsidiaries could be unprofitable and negatively impact our resources and financial position.

We may not be able to sustain or increase profitability and we may seek additional financing to grow the business.

         Although we have generated a profit in recent years, we incurred a loss in during 2008 and have a history of losses. We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, including practitioners postponing their buying decisions due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

        As of December 31, 2008, we held approximately $4.5 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of December 31, 2008 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At December 31, 2008, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded an unrealized loss of $588,000 in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. We will continue to evaluate whether the impairment is temporary. We have both the intent and ability to hold the remaining securities until either a market recovery, redemptions at par value, or maturity occurs.

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

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        We lease a facility totaling approximately 69,000 square feet of office, manufacturing and research space in Burlington, Massachusetts. The lease for this facility was to expire in August 2009. However, we have negotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between the construction of our new facility and the expiration of our current facility lease. We also lease a facility totaling approximately 1,300 square feet of office and service space in Amsterdam, The Netherlands. The lease expires in March 2009. We also lease approximately 1,700 square feet of office and service space near Sydney, Australia. The lease expires in August 2009. We believe that all facilities are in good condition and are suitable and adequate for our current operations.

        On November 19, 2008, we purchased land in Burlington, Massachusetts for $10.7 million on which we intend to build our new operational facility. Construction of the building is expected to be completed during the first half of 2010.

Item 3. Legal Proceedings

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

        On November 17, 2008 the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both U.S. Patent Nos. 5,735,844 and 5,595,568 in the United States Patent and Trademark Office. Consequently, this lawsuit against Candela will be delayed until the reexaminations are complete. On December 9, 2008, Candela also filed requests for re-examination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. Requests for reexamination of patents are common and granted by the Patent Office 92% of the time. The granting of a request for reexamination does not indicate that the claims of the patents will be cancelled or altered in any way. We will vigorously respond to the reexamination, including by citing all prior art which Candela and others have relied upon in their contentions that the patents are not valid. We believe that at the end of the process, it should be clear, as we and many of our licensees have already concluded, that the patent claims are valid. However, the patent office could disagree with us and find some or all of the claims invalid over prior art or we may need to modify the claims as part of the reexamination process. In either event, it is possible that Candela’s products would no longer infringe the claims that result from the reexamination process and this lawsuit would be terminated. In addition, the products of our current licensees may no longer infringe the claims that result from the reexamination process in which case the licensees would stop paying us royalties. While we intend to vigorously respond to the reexamination procedures, each reexamination is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome would materially hurt our business, financial condition, results of operations and cash flows.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct.

        In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the United States Patent and Trademark Office (“PTO”). In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March 2008, the PTO granted our request for reexamination of the ‘222 patent. On June 11, 2008, the Court ordered the parties to report back to the Court after the PTO makes its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) will be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Candela Corporation, Texas Litigation

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxY handpiece willfully infringed U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringed related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela sought to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux 300, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On June 20, 2008, Candela dropped its accusations against the LuxB handpiece. A claim construction hearing, sometimes called a “Markman Hearing”, was held November 13, 2007, and we received what we consider to be a favorable Markman ruling on August 6, 2008. On September 22, 2008, Candela (i) dropped its accusations against the LuxY, LuxYs, and LuxG handpieces, (ii) dropped two of its patents from the lawsuit, specifically 6,120,497 and 6,659,999, and (iii) dropped from the lawsuit all method claims in 5,810,801. Consequently, Candela went to trial on September 29, 2008 accusing only the Lux1540, Lux1540z, LuxIR and LuxDeepIR when used with the StarLux 500 or 300 of infringement of only claims 11-14 of 5,810,801. In addition, Candela significantly reduced the amount of damages it was seeking. The trial ended on October 7, 2008 with a jury verdict that none of the accused products infringe the asserted claims and that the asserted claims were invalid over prior art for both anticipation and obviousness. Following trial, Candela filed a Judgment as a Matter of Law motion with the Court in an attempt to reverse the invalidity ruling. On December 30, 2008, the Court entered final judgment in favor of Palomar.

Alma Lasers, Inc., Delaware Litigation

        On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma’s products and is invalid over prior art. Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma’s allegations that the patent is invalid and not infringed. We also filed a counterclaim accusing Alma’s Pixel C0[2] Omnifit Fractional C0[2] Handpiece and Pixel C0[2] Fractional C0 [2] Skin Resurfacing System of infringing the patent. On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge. On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation.

Syneron, Inc., Massachusetts Litigation

        On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron’s eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe U.S. patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to us by the Massachusetts General Hospital. In March 2009, we served Syneron with this suit.

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

	Fiscal Year 2007
	High	Low
Quarter ended March 31, 2007	$ 55.02	$ 37.41
Quarter ended June 30, 2007	43.73	33.89
Quarter ended September 30, 2007	39.57	27.51
Quarter ended December 31, 2007	30.97	15.25

	Fiscal Year 2008
	High	Low
Quarter ended March 31, 2008	$ 15.78	$ 12.79
Quarter ended June 30, 2008	15.50	9.98
Quarter ended September 30, 2008	15.93	9.72
Quarter ended December 31, 2008	13.79	7.90

        As of March 2, 2009, we had 3,028 holders of record of common stock. This does not include holdings in street or nominee names.

        We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future. We intend to retain substantially all earnings to finance our operations. On August 13, 2007, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. As of December 31, 2008, we have repurchased 640,500 shares of common stock at an average price of $14.03 per share. We repurchased 535,500 shares during fiscal 2008. We may buy back additional shares of our common stock on the open market from time to time.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program
October 1, 2008 through October 31, 2008	--	$ --	--	495,000
November 1, 2008 through November 30, 2008	83,000	10.60	83,000	412,000
December 1, 2008 through December 31, 2008	52,500	8.88	52,500	359,500

Total	135,500	$ 9.94	135,500	359,500

Performance Graph

        The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Stock Market Total Return Index and the NASDAQ Medical Devices Stocks Index.

Comparison of Five Year Cumulative Total Return *
Palomar Medical Technologies, Inc., NASDAQ Stock
Market Total Return, and NASDAQ Medical Devices Stocks

	For the years ended December 31,
	2003	2004	2005	2006	2007	2008
Palomar Medical Technologies, Inc.	$100	$248	$333	$482	$146	$110
NASDAQ Stock Market Total Return	$100	$109	$111	$122	$132	$ 64
NASDAQ Medical Devices Stocks	$100	$117	$129	$136	$172	$ 93

* Hypothetical $100 invested on December 31, 2003 in Palomar Medical Technologies, Inc. Stock, NASDAQ Stock Market Total Return Index, and NASDAQ Medical Devices Stock Index, assuming reinvestment of dividends, if any.

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

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues:
Product revenues	$69,379	$103,221	$92,222	$65,824	$45,810
Royalty revenues	10,520	13,005	30,481	4,921	4,052
Funded product development revenues	2,434	6,698	3,841	5,409	4,570
Other revenues	5,248	894	--	--	--

Total revenues	87,581	123,818	126,544	76,154	54,432

Costs and expenses:
Cost of product revenues	25,218	33,391	26,897	20,952	15,514
Cost of royalty revenues	4,208	5,202	12,192	1,969	1,621
Research and development	17,693	16,673	14,056	11,339	9,562
Selling and marketing	23,340	24,886	22,467	17,234	11,747
General and administrative	20,516	17,495	7,645	7,906	6,246

Total cost and expenses	90,975	97,647	83,257	59,400	44,690

(Loss) income from operations	(3,394)	26,171	43,287	16,754	9,742

Interest income	3,653	6,399	4,719	1,172	36
Other (loss) income, net	(317)	513	--	--	--

(Loss) income before income taxes	(58)	33,083	48,006	17,926	9,778
Provision (benefit) for income taxes	10	12,575	(4,971)	473	(855)

Net (loss) income	$(68)	$20,508	$52,977	$17,453	$10,633

Net income per common share:
Basic	$--	$1.12	$3.02	$1.04	$0.68

Diluted	$--	$1.07	$2.62	$0.91	$0.60

Weighted average number of common shares outstanding:
Basic	18,161	18,277	17,519	16,831	15,689

Diluted	18,161	19,254	20,209	19,158	17,720

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$122,601	$90,460	$36,817	$10,536	$7,509
Available-for-sale investments, at fair market value	--	41,910	67,352	38,758	17,650
Working capital	130,901	145,861	118,117	50,845	28,163
Marketable securities, at fair value	4,487	--	--	--	--
Total assets	171,722	167,607	143,196	66,336	39,599
Debt	6,000	--	--	--	--
Total stockholders' equity	146,805	144,690	117,132	51,866	29,174

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

o	financing of future operations, manufacturing risks, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, technological difficulties in developing or introducing new products, the results of future research, lack of product demand and market acceptance for current and future products, challenges in managing joint ventures, government contracts and research with third parties, the impact of competitive products and pricing, governmental regulations with respect to medical devices, including whether FDA clearance will be obtained for future products, the results of litigation, difficulties in collecting royalties, potential infringement of third-party intellectual property rights;
o	we expect to face increased competition that could result in price reductions and reduced margins, as well as loss of market share; and
o	other risks contained in Item 1A under the caption "Risk Factors".

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

        We have funded product development revenue from the development agreements with Johnson & Johnson, Procter & Gamble/Gillette, and the United States Department of the Army. For both Johnson & Johnson and Gillette, we have received payments in accordance with the work plans that were developed with both Johnson & Johnson and Gillette. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        We have provided services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract was a cost plus fee arrangement whereby we were reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue was recognized under the contract as the costs were incurred and the services were rendered. Our revenue from the contract is subject to government audit.

        Investments. Investment securities, which primarily consist of state and municipal auction-rate securities and variable rate demand obligations, are classified as “available-for-sale” or “marketable securities” under provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and are recorded at fair market value. We generally invest in short-term investments that are highly liquid. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Statements of Stockholder’s Equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If an unrealized loss is deemed other-than-temporary, we record the loss in the statement of operations.

        Accounts Receivable Reserves. Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. In establishing the appropriate provisions for customer receivable balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once we consider all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above. We provide an additional reserve for doubtful accounts based on the aging of our accounts receivable balances, historical experiences of write-offs and defaults.

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

        Warranty Provision. We typically offer either a one or three-year warranty for our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

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

        As permitted under SFAS 123 and SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of stock option and SAR grants. Key input assumptions used to estimate the fair value of stock options and SARs include the exercise price of the award, the expected option term, the expected volatility of our stock over the option or SAR’s expected term, the risk-free interest rate over the option or SAR’s expected term and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options or SARs granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

        Fair Value Measurements. The performance of fair value measurements is an integral part of the preparation of financial statements in accordance with generally accepted accounting principles. Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants to sell or transfer such an asset or liability. Selection of the appropriate valuation technique, as well as determination of assumptions, risks and estimates used by market participants in pricing the asset or liability requires significant judgment. Although we believe that the inputs used in our valuation techniques are reasonable, a change in one or more of the inputs could result in an increase or decrease in the fair value of certain assets and certain liabilities and could have an impact on both our Consolidated Balance Sheets and Consolidated Statements of Operations.

        To value our auction-rate securities, we determined the present value of the auction-rate securities at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. As there is currently no active market for these investments, their valuation required management’s judgment.

        Income taxes. We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        We regularly review deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. SFAS No. 109, Accounting for Income Taxes, requires us to maintain a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For 2006, we removed the valuation allowance related to deferred tax assets based on the conclusion that there was sufficient positive evidence to support that it was more likely than not that the deferred tax asset would be realized. This resulted in a non-cash, $7.6 million tax benefit recorded through our 2006 provision for income taxes. In 2008, we incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will expire prior to utilization. Therefore, we have established a full valuation allowance in 2008 against this deferred tax asset.

        In addition to the tax assets described above, we have deferred tax assets totaling $22 million, resulting from the exercise of employee stock options. In accordance with SFAS 109 and SFAS 123(R), recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. For 2008, 2007 and 2006, the impact to paid-in capital resulting from the exercise of employee stock options was $1.8 million, $4.8 million and $1.2 million, respectively.

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

        Contingencies. In accordance with SFAS No. 5, Accounting for Contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2008, we have not recorded any material loss contingencies.

Overview

        We are engaged in research, development, manufacturing and distribution of proprietary light-based systems for medical and cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light-based systems for various treatments through our research and development as well as with our partnerships throughout the world. We are continually developing and testing new indications to further the advancement in light-based treatments.

        Our total revenues for the year ended December 31, 2008, decreased by 29% as compared to the same period in 2007. The factors driving this decrease were threefold: 1) a decline in product revenues was the result of challenging economic conditions which have caused many prospective customers to be unable to obtain financing and prompting others to delay their capital equipment purchases until economic conditions improve; 2) a decline in royalty revenues was due to a smaller back-owed royalties payment received of $0.7 million in 2008 as compared to $3.1 million in 2007 as well as our competitors being affected by the same challenging economic conditions which have depressed their product revenue sales which decreases the amount of royalties they owe us; and 3) a decline in funded product development revenues occurred as since January 2008, we are no longer receiving such payments from Procter & Gamble. Offsetting the decrease in product, royalty, and funded product development revenues, other revenues increased by 487% as compared to the same period in 2007 due to $5 million of technology transfer payments in 2008 from Procter & Gamble.

        Although 2008 was a very challenging year, we were able to maintain a strong balance sheet. As of December 31, 2008, we had $122.6 million of cash and cash equivalents and $4.5 million in marketable securities. As of December 31, 2007, we had $132.4 million of cash, cash equivalents, and available-for-sale securities. Our stockholders’ equity increased year over year. Our current ratio is 6.9x, down from 8.2x at the end of 2007. We had $6.0 million of short-term debt as of December 31, 2008. At December 31, 2007, we had no borrowings.

        Sales from our Lux family of products weakened throughout 2008 due to the tightening of the credit market and prospective customers delaying buying decisions due to the downturn of the global economy. The Lux line of products consists of the StarLux Laser and Pulsed Light System, the MediLux and the EsteLux Pulsed Light Systems, including a base unit and multiple, optional handpieces. During the third quarter of 2008, we began shipping our latest technology platform, the Aspire body sculpting system coupled with the SlimLipo handpiece. The SlimLipo handpiece is our first minimally invasive product designed to provide laser-assisted lipolysis.

Results of operations

Year 2008 Compared to Year 2007

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2008 and 2007 (in thousands, except for percentages):

	2008		2007		2008 vs. 2007
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$69,379	79%	$103,221	83%	$(33,842)	(33%)
Royalty revenues	10,520	12%	13,005	11%	(2,485)	(19%)
Funded product development revenues	2,434	3%	6,698	5%	(4,264)	(64%)
Other revenues	5,248	6%	894	1%	4,354	487%

Total revenues	87,581	100%	123,818	100%	(36,237)	(29%)

Cost and expenses:
Cost of product revenues	25,218	29%	33,391	27%	(8,173)	(24%)
Cost of royalty revenues	4,208	5%	5,202	4%	(994)	(19%)
Research and development	17,693	20%	16,673	14%	1,020	6%
Selling and marketing	23,340	27%	24,886	20%	(1,546)	(6%)
General and administrative	20,516	23%	17,495	14%	3,021	17%

Total costs and expenses	90,975	104%	97,647	79%	(6,672)	(7%)

(Loss) income from operations	(3,394)	(4%)	26,171	21%	(29,565)	(113%)
Interest income	3,653	4%	6,399	5%	(2,746)	(43%)
Other (loss) income	(317)	0%	513	0%	(830)	(162%)

(Loss) income before income taxes	(58)	0%	33,083	26%	(33,141)	(100%)
Provision for income taxes	10	0%	12,575	10%	(12,565)	(100%)

Net (loss) income	$(68)	0%	$20,508	16%	$(20,576)	(100%)

        Product revenues. The downturn in the global economy in 2008 considerably affected the aesthetic laser industry and our product revenues. A swift and severe decrease in revenue was seen across the sector in 2008 driven by the inability of many prospective customers to obtain financing and prompting others to delay their capital equipment purchases until economic conditions improve. Sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our product revenues. Product revenues were unfavorably impacted by a decrease of 44% in sales related to the StarLux Laser and Pulsed Light System, a decrease of 49% in revenue related to our other “Lux” family of products, which includes the MediLux and EsteLux, a decrease of 61% from sales related to the Q-Yag 5 product line as compared to the same period in 2007. In April 2008, we launched the Aspire body sculpting system and SlimLipo handpiece. Shipments began in the third quarter of 2008. The SlimLipo handpiece is our first minimally invasive product which was designed to provide laser-assisted lipolysis during liposuction procedures. During the second half of 2008, we recognized product revenue related to the Aspire system and SlimLipo handpiece. Customer service increased by 26% as compared to the same period in 2007.

        International product revenue, consisting of revenue from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers, was 32% of total product revenue for the year ended 2008 in comparison to 29% for the same period in 2007.

        Royalty revenues. Royalty revenues decreased during 2008 in comparison to the same period in 2007, mainly due to the recognition of $3.1 million in back-owed royalties received in 2007 offset by $0.7 million in back-owed royalties received in 2008. The back-owed royalties in both years were from a patent settlement agreement executed in 2007 and these amounts were recognized as they became determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008. Excluding back-owed royalties in both periods, royalty revenues remained constant.

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us were determined based on an audit by an independent accounting firm which was completed in the first quarter of 2008. We recognized royalty revenue as amounts became determinable. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us royalties on sales of its existing and any new light-based hair removal systems later developed. For the years ended December 31, 2008 and 2007, we recognized $0.7 million and $3.1 million, respectively, for back-owed royalties from Alma.

        Funded product development revenues. Funded development revenue decreased during 2008 as compared to the same period in 2007. Funded product development revenue is generated from the development agreements with Johnson & Johnson Consumer Companies, Inc., Procter & Gamble (and its wholly owned subsidiary The Gillette Company), and the United States Department of the Army.

        During 2008, we recognized approximately $2.2 million and $0.2 million of funded product development revenue from Johnson & Johnson and Procter & Gamble, respectively. During 2007, we recognized approximately $2.5 million and $3.8 million of funded product development revenue from Johnson & Johnson and Gillette, respectively. The decrease in funded product development revenue from Johnson & Johnson during 2008 was the result of the completion of several agreement amendments, offset by a new agreement amendment which started in the third quarter of 2007. The decrease in funded product development revenue from Gillette during 2008 was the result of the termination of the Development and License Agreement with Gillette in 2008. In 2007, funded product development revenues consisted of the $2.5 million go decision payment following FDA OTC clearance in December 2006 which was recognized throughout 2007 as we were obligated to perform additional services and remain exclusive with Gillette during that period in consideration for this payment and the $1.2 million amendment in February 2007 which was recognized throughout the remainder of 2007 as costs were incurred and services were provided.

        During 2008 and 2007, we recognized approximately $0 and $390,000, respectively, of funded product development revenues from the United States Department of the Army. We provided services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract was a cost plus fee arrangement whereby we were reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue was recognized under the contract as the costs were incurred and the services were rendered. The contract was completed on March 31, 2008.

        Other revenues. Other revenues increased during 2008 as compared to the same period in 2007. Other revenues of $5.2 million in 2008 consisted of four quarterly payments of $1.25 million relating to a new License Agreement with The Procter & Gamble Company and the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement. Other revenues of $894,000 in 2007 were related to the recognition of a portion of the trade dress infringement associated with the settlement of our lawsuit with Alma.

        Cost of product revenues. The cost of product revenues decreased in absolute dollars, but increased as a percentage of product revenues to 36% in 2008 from 32% in 2007 which includes a $1.7 million reduction related to royalties due to Massachusetts General Hospital after finalizing licensing negotiations. Excluding the $1.7 million, the cost of product revenues as a percentage of product revenues was 34% in 2007. The decrease in absolute dollars was attributed to lower product revenues. The increase as a percentage of product revenues is due to a shift in product sales to outside North America where we sell our products at fixed transfer prices.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital for the years ended December 31, 2008 and 2007. The decrease in the cost of royalty revenues in absolute dollars during 2008 as compared to 2007 is attributed to the decrease in royalty revenue recognized from our licensees, mainly due to the change in back-owed royalties received in 2007 as compared to 2008.

        Research and development expense. The increase in research and development expense is a direct result of our spending related to the Johnson & Johnson agreement and our continued commitment to introducing new platforms and enhancing our current family of products, offset by reduced expenses related to the completion of research contract with the United States Department of the Army and the termination of the Development and License Agreement with Gillette both in 2008.

        For our Johnson & Johnson Joint Development and License Agreement, costs related to other clinical, consulting and overhead expenses increased by $491,000, additional labor hours worked increased by $342,000, and material costs decreased by $36,000 as compared to the same period in 2007.

        For our Development and License Agreement with Gillette, costs decreased in 2008 by $1.9 million as compared to 2007 due to the termination of the Development and License Agreement on February 29, 2008.

        For our Research Agreement with the United States Department of the Army, costs decreased in 2008 by $358,000 as compared to 2007 due to the completion of the Research Agreement on March 31, 2008.

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead increased by $868,000 in comparison to the same period in 2007. This increase is attributed to increases in additional labor hours, material costs, other clinical, consulting and overhead expenses.

        For the years ended December 31, 2008 and 2007, research and development expense included $2.8 million and $194,000, respectively of stock-based compensation expense.

        Selling and marketing expense. The decrease in selling and marketing expense is primarily comprised of $2.2 million of commissions and $426,000 from consultants, offset by an increase of $1.4 million from payroll and payroll related expenses of which $1.1 million is due to higher stock-based compensation expense. Included in these expenses for 2008 is approximately $1.1 million related to our two foreign subsidiaries.

        General and administrative expense. The increase in general and administrative expense is mainly attributed to increases in our corporate legal expenses of $4.7 million which excludes a $227,000 reimbursement (net of payments owed to the Massachusetts General Hospital) from Alma in 2007 and payroll and payroll related expenses of $2.5 million as well as a $843,000 decrease in allocated expenses. Offsetting these increases is a $4.0 million decrease in incentive compensation and a $1.6 million decrease in bad debt expense in comparison to the same period in 2007.

        For the years ended December 31, 2008 and 2007, general and administrative expense included $1.5 million and $99,000, respectively of stock-based compensation expense.

        Interest income. In comparison to the same period in 2007, interest income in 2008 decreased due to a reduction in our cash balances and lower interest rates, offset by $52,000 (net of payments owed to the Massachusetts General Hospital) received related to back-owed royalties from a new patent license agreement in 2007 under which we recognized $259,000 (net of payments owed to the Massachusetts General Hospital) related to back-owed royalties in 2007.

        Other income. Other income for the year ended December 31, 2008 includes the foreign exchange loss as a result of transactions in currencies other than the U.S. dollar. Other income for the year ended December 31, 2007 includes $500,000 cash received related to the expiration of a standstill agreement and the foreign exchange gain as a result of transactions in currencies other than the U.S. dollar.

        Provision for income taxes. The effective tax rate for the year ended December 31, 2008 was 17% as compared to an effective tax rate 38% for the year ended December 31, 2007. In 2008 and 2007, our effective tax rate was less than the combined federal and state statutory rates primarily due to the benefit of research and development credits generated. In addition, in 2008, our effective tax rate was impacted by the valuation allowance we recorded related to foreign net operating losses. Although in 2008, we have determined that a valuation allowance is not required with respect to our remaining deferred tax assets of $5.3 million, their recovery is dependent on achieving the forecast of future operating income over a protracted period of time. Failure to achieve future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

Year 2007 Compared to Year 2006

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2007 and 2006, (in thousands, except for percentages):

	2007		2006		2007 vs. 2006
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$103,221	83%	$92,223	73%	$10,998	12%
Royalty revenues	13,005	11%	30,481	24%	(17,476)	(57%)
Funded product development revenues	6,698	5%	3,840	3%	2,858	74%
Other revenues	894	1%	--	0%	894	N	/A

Total revenues	123,818	100%	126,544	100%	(2,726)	(2%)

Cost and expenses:
Cost of product revenues	33,391	27%	26,897	21%	6,494	24%
Cost of royalty revenues	5,202	4%	12,192	10%	(6,990)	(57%)
Research and development	16,673	14%	14,056	11%	2,617	19%
Selling and marketing	24,886	20%	22,467	18%	2,419	11%
General and administrative	17,495	14%	7,645	6%	9,850	129%

Total costs and expenses	97,647	79%	83,257	66%	14,390	17%

Income from operations	26,171	21%	43,287	34%	(17,116)	(40%)
Interest income	6,399	5%	4,719	4%	1,680	36%
Other income	513	0%	--	0%	513	N	/A

Income before income taxes	33,083	26%	48,006	38%	(14,923)	(31%)
Provision (benefit) for income taxes	12,575	10%	(4,971)	(4%)	(17,546)	(353%)

Net income	$20,508	16%	$52,977	42%	$(32,469)	(61%)

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

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us were determined based on an audit by an independent accounting firm which was completed in the first quarter of 2008. We recognized royalty revenue as amounts became determinable. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us royalties on sales of its existing and any new light-based hair removal systems later developed. For the year ended December 31, 2007, we recognized $3.1 million for back-owed royalties from Alma.

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

        For our Development and License Agreement with Gillette, costs related to additional labor hours increased by $404,000, material costs increased by $228,000 and other clinical, consulting and overhead expenses increased by $165,000 as compared to the same period in 2006.

        For our Johnson & Johnson Joint Development and License Agreement, costs related to additional labor hours increased by $159,000, material costs increased by $544,000, and other clinical, consulting and overhead expenses decreased by $26,000 as compared to the same period in 2006.

        For our Research Agreement with the United States Department of the Army, costs related to labor hours decreased by $544,000, material costs decreased by $176,000 and other clinical, consulting and overhead expenses decreased by $97,000 as compared to the same period in 2006.

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead increased by $2.0 million in comparison to the same period in 2006. This increase is attributed to increases in payroll and payroll related expenses, material costs, other clinical, consulting and overhead expenses.

        Selling and marketing expense. The increase in selling and marketing expense is primarily comprised of $780,000 from payroll and payroll related expenses, $657,000 from tradeshows and workshops, $324,000 from consultants, and approximately $600,000 relating to other sales and marketing costs in comparison to the same period in 2006. Included in these increases are expenses of approximately $824,000 related to our subsidiary in Amsterdam, The Netherlands which markets our products in Europe, Middle East, and Africa.

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

        Other income. Other income for the year ended December 31, 2007 includes $500,000 cash received related to the expiration of a standstill agreement and the foreign exchange loss as a result of transactions in currencies other than the U.S. dollar.

        Provision for (benefit from) income taxes. The effective tax rate for the year ended December 31, 2007 was 38% as compared to a tax benefit rate of 10% for the year ended December 31, 2006. In 2007, our effective tax rate was less than the combined federal and state statutory rates because of the benefit of research and development credits generated. In the fourth quarter of 2006, based on current and preceding years’ results of operations and anticipated profit levels in future periods, we believed that it was more likely than not that our deferred tax assets would be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, we weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over-year comparison of key components of our liquidity and capital resources (in thousands).

			2008 to 2007
Year ended December 31,	2008	2007	$ Change	% Change
Cash flows from operating activities	$6,809	$23,014	$(16,205)	(70%)
Cash flows from investing activities	23,160	24,736	(1,576)	(6%)
Cash flows from financing activities	2,172	5,893	(3,721)	(63%)
Capital expenditures, including construction in process	13,675	706	12,969	1,837%

Additionally, our cash, investments, accounts receivable, inventories and working capital are shown below for the periods indicated (in thousands).

			2008 to 2007
At December 31,	2008	2007	$ Change	% Change
Cash and cash equivalents	$122,601	$90,460	$32,141	36%
Available-for-sale investments, at fair market value	--	41,910	(41,910)	(100%)
Accounts receivable, net	6,395	16,037	(9,642)	(60%)
Inventories, net	16,046	12,896	3,150	24%
Working capital	130,901	145,861	(14,960)	(10%)
Non-current marketable securities	4,487	--	4,487	N	/A
Debt	6,000	--	6,000	N	/A

        As of December 31, 2008, we had $123 million in cash and cash equivalents. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of December 31, 2008, we had $6.0 million of short-term debt outstanding under a $30 million revolving note agreement, which was repaid on January 2, 2009.

        At December 31, 2008, we held $4.5 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of December 31, 2008. During fiscal 2008, we sold $38.1 million of the ARS held at December 31, 2007.

        We have determined that the fair value of our ARS was temporarily impaired as of December 31, 2008. For the twelve months ended December 31, 2008, we marked to market our ARS and recorded an unrealized loss of $588,000 in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. We have both the intent and ability to hold the remaining securities until either a market recovery, redemptions at par value, or maturity occurs.

        Cash provided by operating activities decreased for the year ended December 31, 2008 compared to the same period in 2007. This decrease primarily reflects the effects of a decrease in net profit, an increase in working capital requirements, and a decrease in the provision for bad debt, offset by an increase in FAS 123R stock-based compensation expense and a decrease in tax benefits from stock option exercises. Cash from investing activities decreased during 2008 compared to the same period in 2007. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities decreased for the year ended December 31, 2008 compared to the same period in 2007. This decrease was primarily due to decreases in exercises of stock options and tax benefits from the exercise of stock options and an increase in buyback of treasury stock, offset by an increase in proceeds from borrowing.

        In December 2008, we secured access to a $30 million revolving note through December 17, 2013. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At December 31, 2008, we had outstanding debt of $6 million at an average interest rate of 1.22%. The interest expense was capitalized into Property and Equipment on the consolidated balance sheets and was immaterial for the year ended December 31, 2008. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million and had no further debt outstanding.

        Our revolving note requires that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. At December 31, 2008, we were in compliance with the financial covenants. If we were to default on our debt, the building would be used as collateral.

        Excluding the construction of our new operational facility, as discussed below, we anticipate that capital expenditures for 2009 will total approximately $800,000 consisting primarily of leasehold improvements, machinery, equipment, computers, and peripherals. We expect to finance these expenditures with cash on hand.

        On November 19, 2008, we purchased land for $10.7 million on which we intend to build our new operational facility. Construction of the building is expected to be completed during the first half of 2010. We anticipate that capital expenditures related to the building for 2009 will be approximately $23 million. The total cost of the building (exclusive of land) is expected to cost approximately $25 million. We are financing this project by using cash on hand and drawing down on our line of credit.

        On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice. During the year ended December 31, 2008, we used $6.0 million to purchase 535,500 shares of our common stock at an average price of $11.15.

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to three license agreements, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense in 2008 totaled approximately $5.0 million.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

         On January 18, 2006, we signed an amendment to our lease to add an additional 12,000 square feet. On July 30, 2007, we signed an amendment to our lease to add an additional 13,600 square feet. The lease for this facility was to expire in August 2009. However, we have negotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between the construction of our new facility and the expiration of our current facility lease. Rent expense, including these lease amendments, will total approximately $1.4 million per year.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2008, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands).

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease	$ 2,494	$ 1,410	$ 1,084	$ --	$ --
Purchase commitments	3,721	3,721	--	--	--
Building commitments	23,207	23,207	--	--	--

Total contractual obligations	$29,422	$28,338	$ 1,084	$ --	$ --

Recently issued accounting standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which we adopted on January 1, 2008.  In February 2008, the FASB issued FSP SFAS No. 157-2. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. See Note 1 of our Notes to Consolidated Financial Statements for the impact of adopting SFAS 157 for recurring fair value measurements of financial assets.

        In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We chose not to adopt SFAS 159 for the year ended December 31, 2008.

        In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted.  We adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not impact our consolidated financial statements for the year ended December 31, 2008 nor do we currently expect an impact on our future consolidated financial statements.

        In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have an impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. SFAS 141(R) retains the fundamental requirements of SFAS 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt SFAS 141(R) prospectively for any acquisitions on or after January 1, 2009 and are currently evaluating the impact that SFAS 141(R) will have, if any, on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51. SFAS  160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the statement of operations of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. As our subsidiaries are 100% owned, we do not expect the adoption of SFAS  160 to have an impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

        Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At December 31, 2008, we held $4.5 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of December 31, 2008. During fiscal 2008, we sold $38.1 million of the ARS held at December 31, 2007. The recovery of the remaining $4.5 million ARS held is based upon market factors which are not within our control.

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

Palomar Medical Technologies, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palomar Medical Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2009

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Assets:
Cash and cash equivalents	$122,601,139	$90,460,350
Available-for-sale investments, at fair market value	--	41,910,000
Accounts receivable, net of allowance of $1,235,005 and $1,470,360, respectively	6,395,364	16,037,475
Inventories	16,045,725	12,896,154
Deferred tax assets	5,347,459	3,811,873
Other current assets	2,613,003	1,129,300

Total current assets	153,002,690	166,245,152

Marketable securities, at fair value	4,486,834	--

Property and equipment, net	14,225,397	1,250,437

Other assets	7,515	111,074

Total assets	$171,722,436	$167,606,663

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$6,000,000	$--
Accounts payable	3,247,051	1,987,579
Accrued liabilities	6,688,137	12,606,422
Deferred revenue	6,166,246	5,789,936

Total current liabilities	22,101,434	20,383,937

Deferred income taxes	2,815,577	2,533,220

Total liabilities	$24,917,011	$22,917,157

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 18,479,345 and 18,442,846 shares, respectively	184,794	184,429
Additional paid-in capital	205,306,957	199,988,081
Accumulated other comprehensive (loss) income	(542,443)	12,590
Accumulated deficit	(52,547,173)	(52,479,008)
Treasury stock, at cost - 413,255 and 105,000 shares, respectively	(5,596,710)	(3,016,586)

Total stockholders' equity	146,805,425	144,689,506

Total liabilities and stockholders’ equity	$171,722,436	$167,606,663

See accompanying notes to consolidated financial statements. 49

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Revenues:
Product revenues	$69,378,948	$103,220,932	$92,222,660
Royalty revenues	10,520,132	13,005,459	30,481,498
Funded product development revenues	2,434,395	6,698,063	3,840,286
Other revenues	5,247,625	894,189	--

Total revenues	87,581,100	123,818,643	126,544,444

Costs and expenses:
Cost of product revenues	25,217,638	33,390,942	26,896,839
Cost of royalty revenues	4,208,054	5,202,184	12,192,598
Research and development	17,692,888	16,673,191	14,055,616
Selling and marketing	23,339,759	24,885,695	22,467,161
General and administrative	20,516,522	17,495,400	7,645,081

Total costs and expenses	90,974,861	97,647,412	83,257,295

(Loss) income from operations	(3,393,761)	26,171,231	43,287,149

Interest income	3,652,324	6,398,805	4,718,684
Other (loss) income	(316,805)	513,142	--

(Loss) income before income taxes	(58,242)	33,083,178	48,005,833

Provision for (benefit from) income taxes	9,923	12,575,516	(4,970,789)

Net (loss) income	$(68,165)	$20,507,662	$52,976,622

Net (loss) income per share:
Basic	$--	$1.12	$3.02

Diluted	$--	$1.07	$2.62

Weighted average number of shares outstanding:
Basic	18,160,700	18,277,324	17,519,242

Diluted	18,160,700	19,254,023	20,208,687

Comprehensive (loss) income:
Net (loss) income	$(68,165)	$20,507,662	$52,976,622
Unrealized loss on auction-rate securities	(588,166)	--	--
Currency translation adjustment	33,133	12,590	--

Comprehensive (loss) income	$(623,198)	$20,520,252	$52,976,622

See accompanying notes to consolidated financial statements. 50

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number of shares	$0.01 Par value	Additional paid-in capital	Treasury Stock Value	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance, December 31, 2005	17,126,467	$171,265	$177,658,135	--	$(125,963,292)	--	$51,866,108

Net income	--	--	--	--	52,976,622	--	52,976,622
Issuance of stock for employer 401(k) matching contribution	9,355	94	543,706	--	--	--	543,800
Costs incurred related to the issuance of common stock	--	--	(83,077)	--	--	--	(83,077)
Tax benefit from the exercise of stock options	--	--	1,234,178	--	--	--	1,234,178
Exercise of warrants	55,000	550	165,388	--	--	--	165,938
Exercise of stock options	872,281	8,723	9,957,304	--	--	--	9,966,027
Stock-based compensation expense	--	--	462,067	--	--	--	462,067

Balance, December 31, 2006	18,063,103	$180,631	$189,937,701	--	$(72,986,670)	--	$117,131,662

Net income	--	--	--	--	20,507,662	--	20,507,662
Issuance of stock for employer 401(k) matching contribution	41,865	419	654,711	--	--	--	655,130
Costs incurred related to the issuance of common stock	--	--	(62,100)	--	--	--	(62,100)
Tax benefit from the exercise of stock options	--	--	4,775,156	--	--	--	4,775,156
Exercise of stock options	337,878	3,379	4,193,067	--	--	--	4,196,446
Stock-based compensation expense	--	--	489,546	--	--	--	489,546
Currency translation adjustment	--	--	--	--	--	12,590	12,590
Treasury stock buyback	--	--	--	(3,016,586)	--	--	(3,016,586)

Balance, December 31, 2007	18,442,846	$184,429	$199,988,081	$(3,016,586)	$(52,479,008)	$12,590	$144,689,506

Net loss	--	--	--	--	(68,165)	--	(68,165)
Issuance of stock for employer 401(k) matching contribution	--	--	(83,860)	728,328	--	--	644,468
Costs incurred related to the issuance of common stock	--	--	(59,600)	--	--	--	(59,600)
Tax benefit from the exercise of stock options	--	--	1,770,681	--	--	--	1,770,681
Exercise of stock options and warrants	36,499	365	(2,231,086)	2,660,230	--	--	429,509
Stock-based compensation expense	--	--	5,922,741	--	--	--	5,922,741
Unrealized loss on marketable securities	--	--	--	--	--	(588,166)	(588,166)
Currency translation adjustment	--	--	--	--	--	33,133	33,133
Treasury stock buyback	--	--	--	(5,968,682)	--	--	(5,968,682)

Balance, December 31, 2008	18,479,345	$184,794	$205,306,957	$(5,596,710)	$(52,547,173)	$(542,443)	$146,805,425

See accompanying notes to consolidated financial statements. 51

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	2008	2007	2006
Operating activities:
Net (loss) income	$(68,165)	$20,507,662	$52,976,622
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	700,268	585,534	473,732
Stock-based compensation expense	5,922,741	489,546	462,067
Provision for bad debt	667,846	2,346,122	1,106,140
Inventory write-off	480,093	434,092	844,454
Tax benefit from the exercise of stock options	(1,770,682)	(4,775,156)	(1,234,178)
Change in deferred tax asset	282,357	307,214	2,226,006
Other non-cash items	33,133	12,590	--
Changes in assets and liabilities:
Accounts receivable	8,974,266	(2,940,544)	(7,862,966)
Inventories	(3,629,664)	(2,318,536)	(5,103,054)
Deferred tax assets	(1,535,586)	5,816,832	(9,628,705)
Other current assets	(1,483,703)	572,963	(1,120,189)
Other assets	103,559	--	--
Accounts payable	1,259,472	(275,450)	984,206
Accrued liabilities	(3,503,136)	2,430,933	5,918,653
Deferred revenue	376,310	(179,461)	4,243,548

Net cash from operating activities	6,809,109	23,014,341	44,286,336

Investing activities:
Purchases of property and equipment	(13,675,228)	(705,986)	(694,041)
Purchases of available-for-sale investments	(1,250,000)	(43,173,178)	(45,829,247)
Proceeds from sale of available-for-sale investments	38,085,000	68,615,000	17,235,000

Net cash from (used in) investing activities	23,159,772	24,735,836	(29,288,288)

Financing activities:
Proceeds from the exercise of stock options and warrants	429,509	4,196,446	10,131,964
Tax benefit from the exercise of stock options and warrants	1,770,681	4,775,156	1,234,178
Costs incurred related to issuance of common stock	(59,600)	(62,100)	(83,077)
Costs incurred related to purchase of stock for treasury	(5,968,682)	(3,016,586)	--
Proceeds from short-term borrowings on credit facilities	6,000,000	--	--

Net cash from financing activities	2,171,908	5,892,916	11,283,065

Net increase in cash and cash equivalents	32,140,789	53,643,093	26,281,113
Cash and cash equivalents, beginning of the period	90,460,350	36,817,257	10,536,144

Cash and cash equivalents, end of the period	$122,601,139	$90,460,350	$36,817,257

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$923,993	$3,321,993	$975,271

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$644,468	$655,130	$543,800

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Business

        We are engaged in research, development, manufacturing and distribution of proprietary laser and lamp (“light-based”) systems for medical and cosmetic treatments.

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

Marketable Securities

        Investment securities, which primarily consist of state and municipal auction-rate securities and variable rate demand obligations, are classified as “available-for-sale” under provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and are recorded at fair market value. We generally invest in short-term investments that are highly liquid. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Statements of Stockholder’s Equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If an unrealized loss is deemed other-than-temporary, we record the loss in the statement of operations. Substantially all of our short-term investments have contractual maturities of twelve months or less. Because of the short term to maturity, amortized cost approximates fair market value for all of these securities. Unrealized gains and losses at December 31, 2007 were not material.

        Our available-for-sale investments are comprised of auction-rate securities (ARS). Our holdings of ARS for the year ended December 31, 2007 were $41.9 million. The ARS we invest in are high quality securities, none which are mortgaged-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets.

        Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. In the year ended December 31, 2008, we sold $38.1 million of the ARS held at December 31, 2007. Our holdings of ARS at December 31, 2008 were $4.5 million. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current marketable securities as of December 31, 2008.

        To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We have determined that the fair value of our ARS was temporarily impaired as of December 31, 2008. For the year ended December 31, 2008, we marked to market our ARS and recorded an unrealized loss of $588,000 in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. We have both the intent and ability to hold the remaining securities until either a market recovery, redemptions at par value, or maturity occurs.

Accounts Receivable Reserve

        We maintain an allowance for losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and/or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. We also record a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. Accounts receivable allowance activity consisted of the following for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31,	2008	2007	2006
Balance at beginning of year	$1,470,360	$950,000	$984,392
Additions	667,846	2,346,122	1,106,140
Deductions	(903,201)	(1,825,762)	(1,140,532)

Balance at end of year	$1,235,005	$1,470,360	$950,000

Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and include material, labor and manufacturing overhead. At December 31, 2008 and 2007, inventories consisted of the following:

At December 31,	2008	2007
Raw materials	$ 7,757,417	$ 5,541,725
Work in process	1,517,400	1,383,689
Finished goods	6,770,908	5,970,740

	$16,045,725	$12,896,154

        Our policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in our finished goods inventory are $1.6 million in 2008 and $1.6 million in 2007 of demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in this demand could have a significant impact on the value of our inventory and our reported operating results.

Property and Equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At December 31, 2008 and 2007, property and equipment consist of the following:

At December 31,	2008	2007	Estimated Useful Life
Land	$10,680,000	$ --
Machinery and equipment	2,100,331	1,902,425	3 - 8 years
Furniture and fixtures	3,248,093	2,956,610	5 years
Leasehold improvements	537,648	517,673	Shorter of estimated useful life or term of lease
Construction in progress	2,485,864	--

	19,051,936	5,376,708
Less accumulated depreciation	4,826,539	4,126,271

Total	$14,225,397	$ 1,250,437

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

        We account for funded development revenue from Johnson & Johnson and Procter & Gamble/Gillette in accordance with the work plan that was developed with both Johnson & Johnson and Procter & Gamble/Gillette. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered from Johnson & Johnson or Procter & Gamble/Gillette are recorded as deferred revenue. As of December 31, 2008, we have deferred $726,000 and $0 relating to Johnson & Johnson and Gillette, respectively. Payments are not refundable if the development is not successful. During 2008, we recognized approximately $2.2 million and $216,000 of funded product development revenue from Johnson & Johnson and Procter & Gamble/Gillette, respectively. During 2007, we recognized approximately $2.5 million and $3.8 million of funded product development revenue from Johnson & Johnson and Procter & Gamble/Gillette, respectively. During 2006, we recognized approximately $1.5 million and $1.1 million of funded product development revenue from Johnson & Johnson and Gillette, respectively.

        We provided services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract was a cost plus fee arrangement whereby we were reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue was recognized under the contract as the costs were incurred and the services were rendered. Our revenue from the contract is subject to government audit. During the years ended December 31, 2008, 2007 and 2006, we recognized approximately $0, $388,000 and $1.3 million, respectively, of funded product development revenues from the United States Department of the Army.

        In accordance with EITF 00-10, reimbursed shipping and handling costs are included in revenue with the offsetting expense included in selling and marketing and cost of product revenues. Included in revenues are $244,000, $291,000 and $304,000 of reimbursed shipping and handling costs during the years ended December 31, 2008, 2007 and 2006, respectively.

Product Warranty Costs

        We typically offer a one or three-year warranty for our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2008 and 2007.

At December 31,	2008	2007
Warranty accrual, beginning of year	$ 1,051,432	$ 1,120,420
Charged to costs and expenses relating to new sales	1,822,196	2,144,463
Costs of product warranty claims	(2,017,470)	(2,213,451)

Warranty accrual, end of year	$ 856,158	$ 1,051,432

Research and Development Expenses

        We charge research and development expenses to operations as incurred.

Advertising costs

        Advertising costs are included as part of selling and marketing expense and are expensed as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006, were $557,000, $473,000 and $485,000, respectively.

Net (Loss) Income per Common Share

        Basic net (loss) income per share was determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share was determined by dividing net (loss) income by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options, stock appreciation rights, and warrants based on the treasury stock method. The reconciliation of basic and diluted weighted average shares outstanding is as follows:

At December 31,	2008	2007	2006
Basic weighted average common shares outstanding	18,160,700	18,277,324	17,519,242
Potential common shares pursuant to stock options, SARs and warrants	--	976,699	2,689,445

Diluted weighted average common shares outstanding	18,160,700	19,254,023	20,208,687

        For the year ended December 31, 2008, 3.8 million weighted average stock options, stock-settled stock appreciation rights, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive. For the years ended December 31, 2007 and 2006, all potential shares related to outstanding common stock options, stock-settled stock appreciation rights, and warrants were included in diluted weighted average shares outstanding.

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

        Our loss before taxes and net loss was $5.9 million higher for the twelve month period ended December 31, 2008 due to the recognition of stock-based compensation expense as a result of the adoption of SFAS 123(R). Our income before taxes and net income was $0.5 million and $0.5 million lower for the twelve month periods ended December 31, 2007 and 2006, respectively, due to the recognition of stock-based compensation expense as a result of the adoption of SFAS 123(R). For the years ended December 31, 2008 and 2007, the compensation expense reduced basic and diluted earnings per share by $0.33 and $0.03, respectively. For the year ended December 31, 2006, the compensation expense reduced basic and diluted earnings per share by $0.03 and $0.02, respectively. As of December 31, 2008, there was $8.4 million of unrecognized compensation expense related to non-vested share awards. The expense is expected to be recognized over a weighted-average period of 2.8 years.

        During the years ended December 31, 2008 and 2007, 350,000 and 482,500, respectively, stock-settled stock appreciation rights were granted to employees and directors. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense will be recognized over the four year period.

        We granted 1,440,000 performance based stock options in 2004 to employees and directors with exercise prices equal to the fair market value of our common stock on the date of grant of $16.53, and which expire ten years from the date of grant. 815,000 of these options would vest upon Gillette making a “Launch Decision” as defined under the original Development and License Agreement, and the remaining 625,000 of these options would vest twelve months after the Launch Decision. On February 29, 2008, we entered into a new License Agreement, to replace the existing one, with The Procter and Gamble Company (“P&G”), Gillette’s parent company, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. As a Launch Decision did not occur under the original Development and License Agreement, on February 29, 2008, the 1,365,000 performance based stock options which remained outstanding were cancelled and the related stock-based compensation expense was never incurred.

        On February 29, 2008, we granted 1,315,000 stock options to employees and directors with exercise prices equal to the fair market value of our common stock on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. On May 14, 2008, 472,734 unvested incentive stock options (“ISO”) granted on February 29, 2008 were modified for non-qualified option (“NQ”) treatment. These modified NQs have the same terms and conditions as the ISOs granted on February 29, 2008. There was no additional compensation expense created by the modification. We expect our stock-based compensation expense related to these options to be approximately $160,000 a quarter through February 27, 2011.

        There were no options, warrants or SARs granted during the year ended December 31, 2006.

        We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. Key input assumptions used to estimate the fair value of stock options or SARs include the exercise price of the award, the expected award term, the expected volatility of our stock over the award’s expected term, the risk-free interest rate over the award’s expected term, and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that awards granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise and forfeiture patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. The fair value of each award was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended December 31,	2008	2007	2006
Risk-free interest rate	2.05%	4.21%	N/A
Expected dividend yield	--	--	N/A
Expected lives	3 years	3 years	N/A
Expected volatility	44%	47%	N/A
Grant date fair value of awards granted during period	$ 4.32	$ 17.29	N/A

        Based on our historical turnover rates, we assumed an annual estimated forfeiture rate of 5% when we calculated the estimated compensation cost for the year ended December 31, 2008. A recovery of prior expense will be recorded if the actual forfeitures are higher than estimated and vice versa. Ultimately, we will only recognize compensation expense for those awards that actually vest, consistent with SFAS 123(R). Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.

        Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options to be classified as financing cash flows.

Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. We place cash and cash equivalents and marketable securities in established financial institutions. We have no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Our trade accounts receivable are primarily from sales to end users and distributors servicing the medical and beauty industry, and reflect a broad domestic and international base. We maintain an allowance for potential credit losses. Our accounts receivable credit risk is not concentrated within any one geographic area or customer group. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in our accounts receivable.

Contingencies

        In accordance with SFAS No. 5, Accounting for Contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2008, we have not recorded any material loss contingencies.

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

        At December 31, 2008 and 2007, financial instruments consisted of cash, cash equivalents, and marketable securities. Fair values have been determined through information obtained from market sources and management estimates.

        As of January 1, 2008, we adopted SFAS 157. We performed an analysis of our investments held at December 31, 2008 to determine the significance and character of all inputs to their fair value determination. The adoption of the standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

        Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of December 31, 2008 and December 31, 2007.

Assets	Fair Value as of December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ -	$ -	$ 3,166	$ 3,166
Auction-rate municipal securities	-	-	1,321	1,321

Total	$ -	$ -	$ 4,487	$ 4,487

Assets	Fair Value as of December 31, 2007
(In thousands)	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ 16,850	$ -	$ -	$ 16,850
Auction-rate municipal securities	25,060	-	-	25,060

Total	$ 41,910	$ -	$ -	$ 41,910

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the year ended December 31, 2008.

(In thousands)	Auction-rate preferred securities	Auction-rate municipal securities	Total
Balance at December 31, 2007	$--	$--	$--

Net transfers in/(out)	16,850	25,060	41,910
Net payments, purchases and sales	(13,375)	(23,460)	(36,835)
Gains/(losses)
Realized	--	--	--
Unrealized	(309)	(279)	(588)

Balance at December 31, 2008	$3,166	$1,321	$4,487

        Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS has Level 1 investments in accordance with SFAS 157 at December 31, 2007. Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current marketable securities as of December 31, 2008.

        Our holdings of ARS at December 31, 2008 were $4.5 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. As a result of our valuation analysis, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2008. For the year ended December 31, 2008, we marked to market our ARS and recorded an unrealized loss of $588,000 in accumulated other comprehensive (loss) income in stockholders’ equity to reflect the temporary impairment of our ARS.

        We regularly review the status of the ARS market, including factors which affect future liquidity and the significance and character of all inputs used in their fair value determination. During the period in which there is reliable data which indicates that the ARS valuation inputs’ significance and character has changed, we will transfer the ARS into the appropriate level under SFAS 157. In early 2008, after the ARS market became illiquid, we transferred our ARS from Level 1 to Level 3 investments. At the time of the transfer, there was no realized or unrealized gain or loss recognized on our consolidated statements of operations. Subsequent to the transfer to Level 3, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2008. The recovery of these investments is based upon market factors which are not within our control.

        We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive (loss) income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges in our Consolidated Statements of Operations. However, at this time, we believe that the ARS will recover their full par value either through successful future auctions, redemptions by the issuers, or an active secondary market. During the year ended December 31, 2008, we sold $38.1 million of the ARS held at December 31, 2007. As we have been able to redeem a majority of our securities held in 2008 for par value and as we have both the intent and ability to hold the remaining securities until either a market recovery, redemptions at par value, or maturity occurs, we believe that these securities are not other-than-temporarily impaired.

Foreign Currencies

        In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements of subsidiaries outside the United States are measured using the foreign subsidiary’s local currency as the functional currency. We translate the assets and liabilities of our foreign subsidiaries at the exchange rate in effect at the end of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense). Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) included in stockholders’ equity. For the year ended December 31, 2008, we recognized a foreign currency transaction loss of $317,000 which was included in other income (expense). Foreign currency transaction gains or losses were not material for the years ended December 31, 2007 and 2006.

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

        In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (FIN 48).  FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of “more-likely-than-not” and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.  We adopted the provisions of FIN 48 effective January 1, 2007.  The adoption of this standard did not have a material impact on our financial statements.

Recently issued accounting standards

        In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We chose not to adopt SFAS 159 for the year ended December 31, 2008.

        In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted.  We adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not impact our consolidated financial statements for the year ended December 31, 2008 nor do we currently expect an impact on our future consolidated financial statements.

        In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have an impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. SFAS 141(R) retains the fundamental requirements of SFAS 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt SFAS 141(R) prospectively for any acquisitions on or after January 1, 2009 and are currently evaluating the impact that SFAS 141(R) will have, if any, on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51. SFAS  160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the statement of operations of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. As our subsidiaries are 100% owned, we do not expect the adoption of SFAS  160 to have an impact on our financial statements.

Note 2 — Segment and Geographic Information

        In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under SFAS 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, we have viewed our operations and managed our business as principally one segment, medical and cosmetic products and services, and substantially all of our long-lived assets are located in one facility in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

        The following table represents percentages of product revenue by geographic destination for 2008, 2007, and 2006:

Year ended December 31,	2008	2007	2006
North America	68%	71%	81%
Europe	15%	12%	6%
South and Central America	8%	5%	2%
Asia / Pacific	5%	8%	9%
Middle East	3%	3%	1%
Australia	1%	1%	1%

Total	100%	100%	100%

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

Note 4 — Income Taxes

        We provide for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). The provision for (benefit from) income taxes in the accompanying Consolidated Statements of Operations consists of the following:

Year ended December 31,	2008	2007	2006
Federal:
Current	$1,110,598	$6,585,662	$960,318
Deferred	(1,469,428)	3,855,773	(7,294,000)

	(358,830)	10,441,435	(6,333,682)
State:
Current	434,910	2,206,727	1,663,893
Deferred	(66,157)	(72,646)	(301,000)

	368,753	2,134,081	1,362,893

Total	$9,923	$12,575,516	$(4,970,789)

(Loss) income before income tax provision for (benefit from) income taxes consists of the following:

Year ended December 31,	2008	2007	2006
Domestic	$ 616,844	$33,077,729	$48,005,833
Foreign	(675,086)	5,449	--

Total	$(58,242)	$33,083,178	$48,005,833

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Year ended December 31,	2008	2007	2006
Income tax (benefit)/provision at federal statutory rate	(34.0%)	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	437.7	4.4	2.0
Decrease in federal statutory rate	167.1	--	--
Federal research credit	(837.0)	(0.7)	(0.1)
Foreign rate differential	42.8	--	--
Foreign rate differential - valuation allowance	358.4	--	--
Change in valuation allowance, net operating loss utilization	--	--	(49.0)
Permanent items	(118.0)	(0.7)	1.7

Provision for (benefit from) income taxes	17.0%	38.0%	(10.4%)

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

At December 31,	2008	2007
Net operating loss carry forwards	$208,750	$--
Nondeductible accruals	1,504,197	2,437,202
Nondeductible reserves	1,684,855	1,177,470
Stock based compensation	2,098,507	197,201
Tax credits	59,900	--
Valuation allowance	(208,750)	--

Total	$5,347,459	$3,811,873

        Under SFAS 109, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In 2008, we incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will expire prior to utilization. Therefore, we have established a full valuation allowance in 2008 on this deferred tax asset.

        Although we have determined that a valuation allowance is not required with respect to our remaining net deferred tax assets of $5.3 million at December 31, 2008, their recovery is dependent on achieving the forecast of future operating income over a protracted period of time. Failure to achieve future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

        In addition to the tax assets described above, we have deferred tax assets totaling $22 million, resulting from the exercise of employee stock options. In accordance with SFAS 109 and SFAS 123R, recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity rather than the provision for income taxes. For 2008, 2007, and 2006, the impact to paid-in capital resulting from the exercise of employee stock options was $1.8 million, $4.8 million, and $1.2 million, respectively.

        At December 31, 2008, we had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carry forwards and tax credit carry forwards of approximately $52.9 million and $3.9 million, respectively, to be used to offset future taxable income. These net operating loss carry forwards are attributable to the excess tax benefit of stock option grants and will expire through 2024. We also have $0.7 million of Australian net operating loss carry forwards that do not expire.

        In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (FIN 48).  FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of “more-likely-than-not” and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.  We adopted the provisions of FIN 48 effective January 1, 2007.  The adoption of this standard did not have a material impact on our financial statements. At the adoption date of January 1, 2007, we had $2.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2008, we have $2.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

        A reconciliation of our total gross unrecognized tax benefits for the year ended December 31, 2008 is below.

At December 31,	2008	2007
Balance at beginning of year	$2,934,177	$2,501,126
Tax positions related to current year:
Additions	362,172	433,051
Reductions	(75,282)	--

Balance at end of year	$3,221,067	$2,934,177

        We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we had approximately $26,000 of accrued interest and penalties related to uncertain tax positions.

        The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

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

        During 2008, 2007 and 2006, we matched in Palomar common stock 50% of all employee contributions by issuing 53,779, 41,865 and 9,355 shares of common stock, respectively, to the 401(k) Plan in satisfaction of our employer match for employee contributions. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2008, 184,806 shares of common stock remained available for issuance thereunder. For the years ended December 31, 2008, 2007, and 2006, we recognized $644,000, $655,000, and $544,000, respectively as compensation expense related to the 401(k) Palomar common stock match.

Note 6 — Accrued Liabilities

        At December 31, 2008 and 2007, accrued liabilities consisted of the following:

At December 31,	2008	2007
Payroll and employee benefits	$1,283,943	$ 5,269,567
Commissions	931,826	2,318,674
Royalties	2,348,827	3,006,818
Warranties	856,158	1,051,432
Other	1,267,383	959,931

Total	$6,688,137	$12,606,422

Note 7 — Commitments and Contingencies

Operating lease and purchase commitments

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

         On January 18, 2006, we signed an amendment to this lease to add an additional 12,000 square feet. On July 30, 2007, we signed an amendment to our lease to add an additional 13,600 square feet. The lease for this facility was to expire in August 2009. However, we have negotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between the construction of our new facility and the expiration of our current facility lease. Rent expense, including these lease amendments, will total approximately $1.4 million per year.

        On November 19, 2008, we purchased land for $10.7 million on which we intend to build our new operational facility. Construction of the building is expected to be completed during the first half of 2010. We anticipate that capital expenditures related to the building for 2009 will be approximately $23 million. The total cost of the building (exclusive of land) is expected to be approximately $25 million. We are financing this project by using cash on hand and drawing down on our line of credit.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2008, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing:

At December 31,	2009	2010	2011	2012	2013	Thereafter
Purchase commitments	$ 3,721,000	$ --	$ --	$ --	$ --	$ --
Building commitments	23,207,000	--	--	--	--	--
Operating lease	1,410,000	1,084,000	--	--	--	--

Total	$28,338,000	$ 1,084,000	$ --	$ --	$ --	$ --

        We incurred rent expense of $1,639,000, $1,358,000 and $1,147,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        In December 2008, we secured access to a $30 million revolving note through December 17, 2013. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At December 31, 2008, we had outstanding debt of $6 million at an average interest rate of 1.22%. The interest expense was capitalized into Property and Equipment on the consolidated balance sheets and was immaterial for the year ended December 31, 2008. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million and had no further debt outstanding.

Royalties

        We are a party to license agreements, as amended, with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as a percentage of royalties received from third parties related to certain patents. For the years ended December 31, 2008, 2007 and 2006, approximately $4,989,000, $5,918,000 and $13,465,000 of royalty expense, respectively, was incurred under this agreement.

Litigation

        In accordance with SFAS No. 5, Accounting for Contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2008, we have not recorded any material loss contingencies.

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

        On November 17, 2008 the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both U.S. Patent Nos. 5,735,844 and 5,595,568 in the United States Patent and Trademark Office. Consequently, this lawsuit against Candela will be delayed until the reexaminations are complete. On December 9, 2008, Candela also filed requests for re-examination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. Requests for reexamination of patents are common and granted by the Patent Office 92% of the time. The granting of a request for reexamination does not indicate that the claims of the patents will be cancelled or altered in any way. We will vigorously respond to the reexamination, including by citing all prior art which Candela and others have relied upon in their contentions that the patents are not valid. We believe that at the end of the process, it should be clear, as we and many of our licensees have already concluded, that the patent claims are valid. However, the patent office could disagree with us and find some or all of the claims invalid over prior art or we may need to modify the claims as part of the reexamination process. In either event, it is possible that Candela’s products would no longer infringe the claims that result from the reexamination process and this lawsuit would be terminated. In addition, the products of our current licensees may no longer infringe the claims that result from the reexamination process in which case the licensees would stop paying us royalties. While we intend to vigorously respond to the reexamination procedures, each reexamination is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome would materially hurt our business, financial condition, results of operations and cash flows.

        On August 10, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct.

        In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the United States Patent and Trademark Office (“PTO”). In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March 2008, the PTO granted our request for reexamination of the ‘222 patent. On June 11, 2008, the Court ordered the parties to report back to the Court after the PTO makes its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) will be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Candela Corporation, Texas Litigation

        On December 19, 2006, Candela Corporation commenced an action for patent infringement against us in the United States District Court for the Eastern District of Texas, seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxY handpiece willfully infringed U.S. Patent No. 6,659,999 and that our StarLux System with the Lux1540 handpiece willfully infringed related U.S. Patent Nos. 5,810,801 and 6,120,497. The three asserted patents are directed to wrinkle treatment. Candela sought to enjoin us from selling these products in the United States if found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On April 6, 2007, Candela filed their infringement contentions which modified their complaint to accuse the Lux1540, Lux1540-Z, LuxIR, LuxDeepIR, LuxB, LuxG and LuxY handpieces for use with the StarLux 300, StarLux 500, MediLux and EsteLux Systems of infringing the three asserted patents. On June 20, 2008, Candela dropped its accusations against the LuxB handpiece. A claim construction hearing, sometimes called a “Markman Hearing”, was held November 13, 2007, and we received what we consider to be a favorable Markman ruling on August 6, 2008. On September 22, 2008, Candela (i) dropped its accusations against the LuxY, LuxYs, and LuxG handpieces, (ii) dropped two of its patents from the lawsuit, specifically 6,120,497 and 6,659,999, and (iii) dropped from the lawsuit all method claims in 5,810,801. Consequently, Candela went to trial on September 29, 2008 accusing only the Lux1540, Lux1540z, LuxIR and LuxDeepIR when used with the StarLux 500 or 300 of infringement of only claims 11-14 of 5,810,801. In addition, Candela significantly reduced the amount of damages it was seeking. The trial ended on October 7, 2008 with a jury verdict that none of the accused products infringe the asserted claims and that the asserted claims were invalid over prior art for both anticipation and obviousness. Following trial, Candela filed a Judgment as a Matter of Law motion with the Court in an attempt to reverse the invalidity ruling. On December 30, 2008, the Court entered final judgment in favor of Palomar.

Alma Lasers, Inc., Delaware Litigation

        On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma’s products and is invalid over prior art. Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma’s allegations that the patent is invalid and not infringed. We also filed a counterclaim accusing Alma’s Pixel C0[2] Omnifit Fractional C0[2] Handpiece and Pixel C0[2] Fractional C0[2] Skin Resurfacing System of infringing the patent. On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge. On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation.

Alma Lasers, Inc., Massachusetts Litigation

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

        On April 2, 2007, we announced the resolution of our lawsuit against Alma Laser, Inc. through the execution of a Non-Exclusive Patent License Agreement, a Trade Dress Settlement Agreement, and a Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,595,568 & 5,735,844 & corresponding foreign patents and applications in the professional field, excluding the consumer field. Alma admitted that its products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma paid us an estimated payment for royalties due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 through the date of settlement, plus interest and reimbursement of our legal costs. Alma also paid us an estimated payment for trade dress fees on past sales of their Harmony and Aria Systems and interest, and Alma agreed to change and has changed the trade dress of the Harmony and Aria systems. The amounts due to us were determined based on an audit by an independent accounting firm which was completed in the first quarter of 2008. We recognized royalty revenue as amounts became determinable. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing light-based hair removal systems, and Alma will pay us a royalty on sales of its later developed light-based hair removal systems.

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

Note 8 — Debt

        In December 2008, we secured access to a $30 million revolving note. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At December 31, 2008, we had outstanding debt of $6 million at an average interest rate of 1.22%. The interest expense was capitalized into Property and Equipment on the consolidated balance sheets and was immaterial for the year ended December 31, 2008. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million and had no further debt outstanding.

        Our revolving note requires that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. At December 31, 2008, we were in compliance with the financial covenants. If we were to default on our debt, the building would be used as collateral.

Note 9 — Stockholders’ Equity

Common Stock

        During 1998, we sold 1,457,142 shares of common stock to a group of investors for $10,200,000. At the time of this transaction in 1998, short sellers were a significant problem for the Company, which was struggling financially. In an effort to inhibit short selling, we elected to encourage this group of investors to maintain their form of ownership as certificated stock in their own names, which we believed would work to prevent the investors from lending their shares to short sellers. Under the terms of this private placement, we are obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in Palomar as long as the investors continue to hold their common stock in their name. As of December 31, 2008, there were three individuals who received this fee and none of whom has any other relationship with the Company. During 2008, 2007, and 2006, we paid $59,600, $62,100 and $83,077, respectively, related to this fee. These amounts have been charged to additional paid-in capital.

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

Note 10 — Stock Option Plans and Warrants

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

        The following table summarizes all stock option activity for the years ended December 31, 2008, 2007, and 2006:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	4,749,965	$0.90 - $26.00	$ 15.20	8.02	$94,378,778
Granted	--	--	--
Exercised	(872,267)	0.90 - 26.00	11.39
Canceled	(55,331)	4.50 - 16.53	15.09

Outstanding, December 31, 2006	3,822,367	$0.90 - $26.00	$ 16.07	7.19	$131,978,861
Granted	--	--	--
Exercised	(337,878)	0.97 - 26.00	12.42
Canceled	(4,000)	4.50 - 16.53	7.85

Outstanding, December 31, 2007	3,480,489	$0.90 - $26.00	$ 16.44	6.05	$5,148,147
Granted	1,315,000	13.31	13.31
Exercised	(144,965)	0.90 - 5.05	1.73
Canceled	(1,422,225)	1.00 - 26.00	16.50

Outstanding, December 31, 2008	3,228,299	$0.90 - $26.00	$ 15.81	6.88	$2,208,789

Exercisable, December 31, 2006	2,448,537	$0.90 - $26.00	$ 15.82	7.09	$85,150,767

Exercisable, December 31, 2007	2,115,489	$0.90 - $26.00	$ 16.38	5.99	$5,148,147

Exercisable, December 31, 2008	2,630,174	$0.90 - $26.00	$ 16.37	6.36	$2,208,789

Vested and expected to vest at
December 31, 2008	3,194,201			6.86	$2,208,789

Available for future issuances under
the plans as of December 31, 2008	385,160

        The total intrinsic value for options exercised during the years ended December 31, 2008, 2007 and 2006 was $1,494,579, $10,390,187 and $30,116,146, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $10.72	245,266	2.73 years	$2.52	245,266	$2.52
13.31 - 13.31	1,294,375	9.15 years	13.31	696,250	13.31
13.66 - 16.53	1,034,158	5.36 years	16.49	1,034,158	16.49
23.61 - 26.00	654,500	6.35 years	24.64	654,500	24.64

$0.90 - $26.00	3,228,299	6.88 years	$15.81	2,630,174	$16.37

        We granted 1,440,000 performance based stock options in 2004 to employees and directors with exercise prices equal to the fair market value of our common stock on the date of grant of $16.53, and which expire ten years from the date of grant. 815,000 of these options would vest upon Gillette making a “Launch Decision” as defined under the original Development and License Agreement, and the remaining 625,000 of these options would vest twelve months after the Launch Decision. On February 29, 2008, we entered into a new License Agreement, to replace the existing one, with The Procter and Gamble Company (“P&G”), Gillette’s parent company, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. As a Launch Decision did not occur under the original Development and License Agreement, on February 29, 2008, the 1,365,000 performance based stock options which remained outstanding were cancelled and the related stock-based compensation expense was never incurred.

        On February 29, 2008, we granted 1,315,000 stock options to employees and directors with exercise prices equal to the fair market value of our common stock on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. On May 14, 2008, 472,734 unvested incentive stock options granted on February 29, 2008 were modified for non-qualified option (“NQ”) treatment. These modified NQs have the same terms and conditions as the ISOs granted on February 29, 2008. There was no additional compensation expense created by the modification. We expect our stock-based compensation expense related to these options to be approximately $160,000 a quarter through February 27, 2011. The total compensation expense for the options granted on February 29, 2008 is expected to be approximately $4.8 million.

Stock-Settled Stock Appreciation Rights

        Beginning in 2007, we granted stock-settled stock appreciation rights which are awards that allow the recipient to receive a number of shares of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. For the stock-settled SARs granted in 2007 and 2008, the initial SAR valuation per share of the common stock was set at less than the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense will be recognized over the four year period.

        The following table summarizes the SARs activity for the years ended December 31, 2008 and 2007:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	--	$ --	--	$ --
Granted	482,500	14.40	2.61
Converted	--	--
Canceled	(5,000)	14.40

Outstanding, December 31, 2007	477,500	$ 14.40	2.61	$439,300
Granted	350,000	7.91
Converted	--	--
Canceled	(30,000)	12.90

Outstanding, December 31, 2008	797,500	$ 11.61	2.17	$1,240,814

Vested, December 31, 2008	--	--	--	--

73 Warrants The following table summarizes all warrant activity for the years ended December 31, 2008, 2007 and 2006:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	130,000	$1.97 - $3.19	$ 2.75	3.77	$4,200,975
Exercised	(55,000)	1.97 - 3.19	2.74

Outstanding, December 31, 2006	75,000	$1.97 - $3.19	$ 2.76	2.86	$3,587,812
Exercised	--	--	--

Outstanding, December 31, 2007	75,000	$1.97 - $3.19	$ 2.76	1.86	$941,812
Exercised	(65,000)	1.97 - 3.19	2.75

Outstanding, December 31, 2008	10,000	$ 2.81	$ 2.81	1.43	$87,175

Exercisable, December 31, 2006	75,000	$1.97 - $3.19	$ 2.76	2.86	$3,587,812

Exercisable, December 31, 2007	75,000	$1.97 - $3.19	$ 2.76	1.86	$941,812

Exercisable, December 31, 2008	10,000	$ 2.81	$ 2.81	1.43	$87,175

        The total intrinsic value for warrants exercised during the years ended December 31, 2008, 2007 and 2006 was $814,938, $0 and $2,288,312, respectively.

Reserved Shares

        At December 31, 2008, we have reserved shares of our common stock for the following:

Stock option and stock appreciation plans	4,410,959
Warrants	10,000
Employee 401(k) plan	184,806

Total	4,605,765

Note 11 — Quarterly Results of Operations (Unaudited)

        The following tables present a condensed summary of quarterly results of operations for the years ended December 31, 2007 and 2008 (in thousands, except per share data).

	2007
Year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,518	$32,768	$31,379	$28,153
Cost and expenses	23,416	25,400	24,720	24,112
Net income	$ 5,871	$ 5,829	$ 5,323	$ 3,484
Net income per share:
Basic	$ 0.32	$ 0.32	$ 0.29	$ 0.19
Diluted	$ 0.30	$ 0.30	$ 0.28	$ 0.18

	2008
Year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$ 23,030	$23,125	$24,206	$ 17,220
Cost and expenses	26,292	22,531	23,994	18,158
Net (loss) income	$(1,005)	$ 760	$ 596	$ (420)
Net (loss) income per share:
Basic	$ (0.05)	$ 0.04	$ 0.03	$ (0.02)
Diluted	$ (0.05)	$ 0.04	$ 0.03	$ (0.02)

        This financial information includes several transactions which affect the comparability of the quarterly results for the years ended December 31, 2007 and 2008. For the year ended December 31, 2007, the following transactions are included:

o	Third quarter: As a result of our successful resolution of our patent infringement and trade dress lawsuits against Alma, we recognized $3.1 million in royalty revenues for back-owed royalties, $894,000 in other revenues related to trade dress, $1.2 million in cost of royalties related to the back-owed royalties, a legal reimbursement of $227,000 in general and administrative expense, and $259,000 reduction to interest expense related to the back-owed royalties.
o	Fourth quarter: After finalizing negotiations with The Massachusetts General Hospital regarding royalty due to Massachusetts General Hospital for sales of certain products, we recognized a reduction to cost of product revenues of $1.7 million.

For the year ended December 31, 2008, the following transactions are included:
o	First quarter: As a result of our successful resolution of our patent infringement and trade dress lawsuits against Alma, we recognized $682,000 in royalty revenues for back-owed royalties, $248,000 in other revenues related to trade dress, $273,000 in cost of royalties related to the back-owed royalties, and $52,000 reduction to interest expense related to the back-owed royalties. In addition, we recognized a $1 million investment banking fee related to an international distributor agreement in general and administrative expenses.

Note 12 — Development and License Agreement with The Gillette Company and New License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)

        Effective as of February 14, 2003, we entered into a Development and License Agreement (the “Agreement”) with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. In October 2005, The Procter & Gamble Company (“P&G”) (NYSE: PG) completed its acquisition of Gillette. Under the Agreement, Procter & Gamble, as the acquiring party, assumed all of Gillette’s rights and obligations. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the Agreement and both parties decided to move onto the next phase. Accompanying this decision, we amended the Agreement, whereby, Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

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

        For the years ended December 31, 2008, 2007 and 2006, we recognized $216,000, $3.8 million and $1.1 million, respectively, of funded product development revenues from P&G and Gillette under the Development and License Agreement and various other agreements. As of December 31, 2008 and 2007, $0 and $48,000, respectively, of advance payments received from P&G and Gillette for which services were not yet provided were included in deferred revenue, under the Development and License Agreement and various other agreements.

        For the year ended December 31, 2008, we recognized $5.0 million of other revenues from P&G under the new License Agreement, consisting of four quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement) of $1.25 million. TTP Quarterly Payments will be made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset. As of December 31, 2008, $1.25 million of advance payments received from P&G for which services were not yet provided were included in deferred revenue, under the new License Agreement.

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

        For the years ended December 31, 2008, 2007 and 2006, we recognized approximately $2.2 million, $2.5 million and $1.4 million, respectively, of funded product development revenues from Johnson & Johnson. As of December 31, 2008 and 2007, $726,000 and $477,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

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

Note 14 – Research contract with the United States Department of the Army

        In the first quarter of 2004, we began providing services under a $2.5 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. On October 25, 2005, we announced that we had been awarded additional funding of $888,000 for a total of $3.4 million and a twelve month extension. On September 1, 2006, we were awarded additional funding of $440,000 for a total of $3.8 million and an additional five month extension until April 30, 2007. Subsequent to April 30, 2007, the contract was extended on multiple occasions, the last of which was through March 31, 2008. The contract was a cost plus fee arrangement whereby we were reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Our revenue from the contract is subject to government audit.

        For the years ended December 31, 2008, 2007 and 2006, we recognized $0, $388,000 and $1.3 million of funded product development revenues under this agreement, respectively.

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

        As a result of a royalty audit of Laserscope’s product sales from January 1, 2001 through June 30, 2006, in the third quarter of 2006, we recognized royalty revenue of $2.2 million for back-owed royalties, cost of royalty revenue of $864,000 and net income of $1.3 million.

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

Note 17 – Cynosure Agreement

        On November 7, 2006, we announced the execution of a Non-Exclusive Patent License Agreement with Cynosure, Inc. Under this Agreement, we granted to Cynosure a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. In return, Cynosure granted us a non-royalty bearing (fully paid up), non-exclusive license to eight Cynosure patents and patent applications, including counterparts. Cynosure also paid us $10 million on November 7, 2006 as a royalty on sales of their laser and lamp-based hair removal systems made before October 1, 2006, which we recognized during 2006 as back-owed royalty revenue. Starting on October 1, 2006, Cynosure began paying us a royalty on sales of existing and any new light-based hair removal systems later developed.

        For more information, please see the Non-Exclusive Patent License Agreement filed as Exhibit 99.2 to our Current Report on Form 8-K filed November 7, 2006.

Note 18 – Alma Agreement

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. The rights included in the Non-Exclusive Patent License Agreement, such as Alma’s agreement not to challenge such infringement, validity, and enforceability, and various other terms and conditions, do not have any stand alone value and they have no substance apart from the ongoing royalty. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us were determined based on an audit by an independent accounting firm which was completed in the first quarter of 2008. We recognized royalty revenue as amounts became determinable. Under our license agreement with the Massachusetts General Hospital, we pay to the Massachusetts General Hospital 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing and any new light-based hair removal systems later developed.

        For the year ended December 31, 2007, we recognized $3.1 million of back-owed royalty revenues, $894,000 of other revenues for trade dress infringement, and $432,000 of interest on back-owed royalties. As the result of the completion of the independent audit during the three months ended March 31, 2008, we recognized $682,000 of back-owed royalty revenues, $248,000 of other revenues for trade dress infringement, and $87,000 of interest on back-owed royalties. At December 31, 2008, we had no deferred revenue related to payments received from Alma.

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

Changes in internal controls

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        In conducting their evaluation of the effectiveness of our company’s internal control over financial reporting, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

        Our internal controls over financial reporting as of December 31, 2008 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited Palomar Medical Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Palomar Medical Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2009

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        We incorporate information required by this item by reference to the sections responsive hereto of our 2009 annual proxy statement to be filed prior to April 30, 2009.

Item 11. Executive Compensation

         On March 4, 2009, the Board of Directors of Palomar Medical Technologies, Inc. (the “Company”) adopted a 2009 Incentive Compensation Program — Executive Level (the “Program”) for fiscal year 2009. Under the Program, if the Company meets a certain base level profit milestone, these officers would be eligible to receive a cash bonus of up to 36.29% of such officer’s annual base salary. In addition, these officers would be eligible to receive an additional cash bonus of up to 1.82% of such officer’s annual base salary for each additional $100,000 achieved by the Company above the base level milestone up to a maximum of 200% of each officer’s annual base salary.

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2009 annual proxy statement to be filed prior to April 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2009 annual proxy statement to be filed prior to April 30, 2009.

Item 13. Certain Relationships and Related Transactions

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2009 annual proxy statement to be filed prior to April 30, 2009.

Item 14. Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2009 annual proxy statement to be filed prior to April 30, 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)        The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the years ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

82
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock of Palomar Medical Technologies, Inc., as filed with the Delaware Secretary of State April 21, 1999		8-K	October 31, 2008	4.02

4.1	Specimen certificate of common stock		10-Q	May 17, 1999	4.1

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

4.3	Rights Agreement with American Stock Transfer & Trust Company dated April 20, 1999		8-K	April 21, 1999	4.1

4.4	Amended and Restated Rights Agreement dated as of October 28, 2008 between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent, including Exhibit A, Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock of Palomar Medical Technologies, Inc., as filed with the Delaware Secretary of State October 28, 2008, and Exhibit B, Amended and Restated Form of Right Certificate		8-K	October 31, 2008	4.01

10.1*	Second Amended 1991 Stock Option Plan		10-Q	August 16, 1999	4.1

10.2*	Second Amended 1993 Stock Option Plan		10-Q	August 16, 1999	4.2

10.3*	Second Amended 1995 Stock Option Plan		10-Q	August 16, 1999	4.3

10.4*	Second Amended 1996 Stock Option Plan		10-Q	August 16, 1999	4.4

10.5*	1998 Incentive and Non-Qualified Stock Option Plan		DEF 14A	April 22, 1998	B

10.6*	2004 Stock Incentive Plan		DEF 14A	March 17, 2004	A

83
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.7*	2007 Stock Incentive Plan		DEF 14A	March 21, 2007	A

10.8*	401(k) Plan		S-8	October 4, 1995	99(h)

10.9*+	2006 Incentive Compensation Program with Louis P. Valente		10-K	March 6, 2006	10.9

10.10*+	2006 Incentive Compensation Program with Joseph P. Caruso		10-K	March 6, 2006	10.10

10.11*+	2006 Incentive Compensation Program with Paul S. Weiner		10-K	March 6, 2006	10.10

10.12*	Employment Agreement with Louis P. Valente dated July 1, 2001		10-K	March 17, 2004	10.16

10.13*	Employment Agreement with Joseph P. Caruso dated July 1, 2001		10-K	March 17, 2004	10.17

10.14*	Employment Agreement with Paul S. Weiner dated July 1, 2001		10-K	March 17, 2004	10.18

10.15	Form of common stock purchase warrant		S-8	June 22, 1998	4

10.16	Form of common stock purchase warrant		S-8	May 21, 2004	99.1

10.17	Form of common stock purchase warrant		S-8	May 21, 2004	99.2

10.18	Lease for 82 Cambridge Street, Burlington, MA dated June 17, 1999		10-Q	August 16, 1999	10.4

10.19	First Amendment to Lease for 82 Cambridge Street, Burlington, MA dated March 20, 2000		10-K	March 6, 2006	10.19

10.20	Second Amendment to Lease for 82 Cambridge Street, Burlington, MA dated January 18, 2006		10-K	March 6, 2006	10.20

10.21	License Agreement with The General Hospital Corporation dated August 18, 1995		10-K	February 12, 1999	10.44

10.22	First Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.45

10.23	Second Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.46

10.24+	Third and Fourth Amendments to License Agreement with The General Hospital Corporation		10-K	March 27, 2003	10.13

10.25+	Research Agreement with The General Hospital Corporation dated August 1, 2004		8-K	November 18, 2004	99.1

84
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.26+	The Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	February 19, 2003	10.1

10.27	Amendment to the Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	June 28, 2004	99.3

10.28	Amendment to the Development and License Agreement with The Gillette Company dated October 2, 2003		8-K	June 28, 2004	99.2

10.29	Second Amendment to the Development and License Agreement with The Gillette Company		8-K	June 28, 2004	99.1

10.30+	Third Amendment to the Development and License Agreement with The Gillette Company		10-K	March 6, 2006	10.30

10.31+	Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated September 1, 2004		8-K	September 7, 2004	99.1

10.32	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd. dated June 17, 2004		8-K	June 22, 2004	99.1

10.33+	Patent License Agreement with Lumenis, Inc. dated June 17, 2004		8-K	June 22, 2004	99.2

10.34+	Fifth Amendment to License Agreement with The General Hospital dated March 20, 2006		10-Q	May 9, 2006	10.35

10.35+	First Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 1, 2006.		10-Q	August 8, 2006	10.36

10.36	Settlement Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Cutera, Inc.		8-K	June 5, 2006	99.1

10.37	Patent License Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc. and Cutera, Inc.		8-K	June 5, 2006	99.2

10.38	Consent Judgments, Palomar v Cutera		8-K	June 5, 2006	99.3

10.39	Stipulations of Dismissal, Palomar v Cutera		8-K	June 5, 2006	99.4

10.40	Non Exclusive Patent License Agreement dated November 6, 2006 between Palomar Medical Technologies, Inc. and Cynosure, Inc.		8-K	November 7, 2006	99.2

10.41	FDA notification letter of 510K OTC clearance for a new, patented home-use, light-based hair removal device		8-K	December 11, 2006	99.1

85
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.42*	2007 Incentive Compensation Program - Executive Level		8-K	February 9, 2007	-

10.43+	Amended and Restated Development and License Agreement effective as of February 14, 2003 restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.1

10.44+	Amendment to the Amended and Restated Development and License Agreement, dated February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.2

10.45	Settlement Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Alma Lasers, Inc		8-K	April 2, 2007	10.1

10.46	Non-Exclusive Patent License Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc. and Alma Lasers, Inc. and Alma Lasers, Ltd.		8-K	April 2, 2007	10.2

10.47	Trade Dress Settlement dated March 29, 2007 between Palomar Medical Technologies, Inc. and Alma Lasers, Inc. and Alma Lasers, Ltd.		8-K	April 2, 2007	10.3

10.48	Consent Judgment, Palomar v Alma		8-K	April 2, 2007	10.4

10.49	Stipulation of Dismissal with Prejudice, Palomar v Alma		8-K	April 2, 2007	10.5

10.50+	Second Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 7, 2007		10-Q	May 8, 2007	10.45

10.51	Third Amendment to Lease for 80/82 Cambridge Street, Burlington, MA dated July 30, 2007		10-Q	November 2, 2007	10.46

10.52+	Third Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated August 15, 2007		10-Q	November 2, 2007	10.47

10.53+	Fourth Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated August 22, 2007		10-Q	November 2, 2007	10.48

10.54+	Amendment to the Amended and Restated Development and License Agreement, effective as of February 14, 2003 restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	December 21, 2007	10.1

10.55+	International Distributor Agreement, effective as of January 8, 2008 between Palomar Medical Technologies, Inc. and Q-MED AB (Publ).		8-K	January 9, 2008	10.1

86
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.56*+	2008 Incentive Compensation Program – Executive Level		8-K	February 11, 2008	--

10.57*+	2008 Incentive Compensation Program with Louis P. Valente		10-K	March 6, 2008	10.58

10.58*+	2008 Incentive Compensation Program with Joseph P. Caruso		10-K	March 6, 2008	10.58

10.59*+	2008 Incentive Compensation Program with Paul S. Weiner		10-K	March 6, 2008	10.59

10.60+	License Agreement, executed February 29, 2008, effective as of February 14, 2003		8-K	March 3, 2008	10.60

10.61	Termination of International Distribution Agreement, effective as of January 8, 2009, between Palomar Medical Technologies, Inc. and Q-MED AB (Publ)		8-K	January 8, 2009	10.1

10.62	Loan Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.1

10.63	Mortgage and Security Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.2

10.64	Collateral Agreement of Leases and Rents, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.3

10.65	Indemnity Agreement Regarding Hazardous Materials, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.4

10.66	Unlimited Guaranty, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.5

10.67	Revolving Note, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.6

10.68	Construction Management Agreement	X	10-K	March 5, 2009	10.68

10.69	Fourth Amendment to Lease for 80/82 Cambridge Street, Burlington, MA dated February 27, 2009	X	10-K	March 5, 2009	10.69

10.70*	2009 Incentive Compensation Program – Executive Officer Level	X	10-K	March 5, 2009	10.70

87
Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
21	List of subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC

*	Management contract or compensatory plan or arrangement

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

Name	Capacity	Date

/s/Louis P. Valente	Chairman of the Board of Directors	March 5, 2009
Louis P. Valente

/s/Joseph P. Caruso	President, Chief Executive Officer and Director	March 5, 2009
Joseph P. Caruso

/s/Paul S. Weiner	Chief Financial Officer	March 5, 2009
Paul S. Weiner

/s/ Nicholas P. Economou	Director	March 5, 2009
Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 5, 2009
A. Neil Pappalardo

/s/ James G. Martin	Director	March 5, 2009
James G. Martin

/s/ Jeanne Cohane	Director	March 5, 2009
Jeanne Cohane

89