Form 10-Q
period 2009-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2009-05-07
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

82 Cambridge Street, Burlington, Massachusetts 01803 Registrant's telephone number, including area code: (781) 993-2300 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ -Global Select Market
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐   Accelerated filer ☒    Non-accelerated filer ☐  Smaller reporting company ☐
                          (Do not check if a smaller
                reporting company)

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes☐ No ☒

The number of shares outstanding of the registrant's common stock as of the close of business on May 3, 2009 was 18,041,090.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$122,012,827	$122,601,139
Accounts receivable, net	5,780,863	6,395,364
Inventories	14,532,092	16,045,725
Deferred tax assets	6,345,306	5,347,459
Other current assets	2,990,380	2,613,003

Total current assets	151,661,468	153,002,690

Marketable securities, at fair value	4,356,954	4,486,834

Property and equipment, net	17,029,409	14,225,397

Other assets	4,785	7,515

Total assets	$173,052,616	$171,722,436

Liabilities and Stockholders' Equity
Current liabilities
Notes payable	$8,000,000	$6,000,000
Accounts payable	4,402,371	3,247,051
Accrued liabilities	6,104,320	6,688,137
Deferred revenue	5,882,370	6,166,246

Total current liabilities	24,389,061	22,101,434

Deferred income taxes	2,858,801	2,815,577

Total liabilities	$27,247,862	$24,917,011

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued - 18,479,345 shares	184,794	184,794
Additional paid-in capital	206,005,355	205,306,957
Accumulated other comprehensive loss	(666,301)	(542,443)
Accumulated deficit	(53,961,623)	(52,547,173)
Treasury stock, at cost - 438,255 and 413,255 shares, respectively	(5,757,471)	(5,596,710)

Total stockholders' equity	$145,804,754	$146,805,425

Total liabilities and stockholders’ equity	$173,052,616	$171,722,436

The accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Product revenues	$11,473,554	$17,688,793
Royalty revenues	1,493,424	3,247,023
Funded product development revenues	431,133	596,570
Other revenues	1,250,000	1,497,625

Total revenues	14,648,111	23,030,011

Costs and expenses
Cost of product revenues	5,224,671	6,594,332
Cost of royalty revenues	597,369	1,298,810
Research and development	3,743,467	5,383,647
Selling and marketing	4,668,881	6,778,317
General and administrative	2,873,246	6,236,592

Total costs and expenses	17,107,634	26,291,698

Loss from operations	(2,459,523)	(3,261,687)

Interest income	193,201	1,423,040
Other (expense) income	(26,934)	10,517

Loss before income taxes	(2,293,256)	(1,828,130)

Benefit from income taxes	(878,806)	(823,490)

Net loss	$(1,414,450)	$(1,004,640)

Net loss per share
Basic	$(0.08)	$(0.05)

Diluted	$(0.08)	$(0.05)

Weighted average number of shares outstanding
Basic	18,059,624	18,313,701

Diluted	18,059,624	18,313,701

Comprehensive loss:
Net loss	$(1,414,450)	$(1,004,640)
Unrealized loss from marketable securities	(129,880)	(561,164)
Foreign currency translation adjustment	6,022	(4,942)

Comprehensive loss	$(1,538,308)	$(1,570,746)

See accompanying notes to condensed consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(1,414,450)	$(1,004,640)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	177,102	160,950
Stock-based compensation expense	808,397	3,343,476
Provision for bad debt	(68,234)	(305,158)
Inventory write-off	34,665	--
Tax benefit from the exercise of stock options	109,999	(367,635)
Other non-cash items	6,022	(4,942)
Changes in assets and liabilities:
Accounts receivable	682,735	4,597,052
Inventories	1,478,968	(2,242,326)
Deferred tax assets	(997,847)	(1,427,727)
Other current assets	(377,377)	(1,161,357)
Other assets	2,730	--
Accounts payable	1,155,320	1,787,892
Accrued liabilities	(693,816)	(5,027,064)
Deferred income taxes	43,224	12,797
Deferred revenue	(283,876)	(954,926)

Net cash from (used in) operating activities	663,562	(2,593,608)

Investing activities
Capital expenditures	(2,981,114)	(227,984)
Purchases of available-for-sale investments	--	(1,250,000)
Proceeds from sale of available-for-sale investments	--	21,235,000

Net cash (used in) from investing activities	(2,981,114)	19,757,016

Financing activities
Proceeds from the exercise of stock options and warrants	--	28,871
Tax benefit from the exercise of stock options	(109,999)	367,635
Costs incurred related to issuance of common stock	--	(14,900)
Costs incurred related to purchase of stock for treasury	(160,761)	(1,336,878)
Net proceeds from borrowings on credit facility	2,000,000	--

Net cash from (used in) financing activities	1,729,240	(955,272)

Net (decrease) increase in cash and cash equivalents	(588,312)	16,208,136
Cash and cash equivalents, beginning of the period	122,601,139	90,460,350

Cash and cash equivalents, end of the period	$122,012,827	$106,668,486

Supplemental disclosure of cash flow information
Cash paid for income taxes	$35,000	$185,024

Supplemental noncash investing activities
Unrealized loss on marketable securities	$(129,880)	$(561,164)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information. The consolidated balance sheet at December 31, 2008 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2008.

Note 2 – Stock-based compensation

        Our net loss increased by approximately $500,000 for the three months ended March 31, 2009 as a result of the SFAS 123(R) stock-based compensation expense. Our net loss increased by $1.8 million for the three months ended March 31, 2008 as a result of the SFAS 123(R) stock-based compensation expense. The compensation expense for the three months ended March 31, 2009 increased our net loss per share by $0.03, while the compensation expense for the three months ended March 31, 2008 increased our net loss per share by $0.10. As of March 31, 2009, there was $7.6 million of unrecognized compensation expense related to non-vested share awards. The expense is expected to be recognized over a weighted-average period of 2.6 years.

Stock Options

        During the three months ended March 31, 2009, no options were granted.

        The following table summarizes our stock option activity since December 31, 2008:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	3,228,299	$0.90 - $26.00	$ 15.81	6.88	$ 2,208,789

Granted	--	--	--
Exercised	--	--	--
Canceled	(1,875)	$13.31	$ 13.31

Outstanding, March 31, 2009	3,226,424	$0.90 - $26.00	$ 15.81	6.63	$1,165,397

Exercisable, March 31, 2009	2,826,841	$0.90 - $26.00	$ 16.16	6.31	$1,165,397

        The total intrinsic value for stock options exercised during the three months ended March 31, 2009 and 2008 was $0 and $1,474, respectively.

        The following table summarizes information about stock options outstanding as of March 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $10.72	245,266	2.49 years	$ 2.52	245,266	$ 2.52
13.31 - 13.31	1,292,500	8.91 years	13.31	892,917	13.31
13.66 - 16.53	1,034,158	5.11 years	16.49	1,034,158	16.49
23.61 - 26.00	654,500	6.10 years	24.64	654,500	24.64

$0.90 - $26.00	3,226,424	6.63 years	$15.81	2,826,841	$16.16

Stock-Settled Stock Appreciation Rights

        The granted stock-settled stock appreciation rights (SARs) are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. Since 2007, stock-settled SARs were granted and the conversion price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense will be recognized over the four year period on a straight-line basis. During the three months ended March 31, 2009, there were no stock-settled SARs granted.

        The following table summarizes our stock-settled stock appreciation rights activity since December 31, 2008:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	797,500	$ 11.61	2.17	$1,240,814

Granted	--	--
Converted	--	--
Canceled	(18,500)	$ 12.14

Outstanding, March 31, 2009	779,000	$ 11.60	1.94	$14,196

Vested, March 31, 2009	--	--	--	--

SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price
$5.44 - $7.97	336,500	2.37 years	$ 7.91
14.40 - 14.40	442,500	1.36 years	14.40

$5.44 - $14.40	779,000	1.94 years	$11.60

7 Warrants The following table summarizes our warrant activity since December 31, 2008:
	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2008	10,000	$2.81	$2.81	1.43	$87,175
Granted	--	--	--
Exercised	--	--	--
Canceled	--	--	--

Outstanding, March 31, 2009	10,000	$2.81	$2.81	1.18	$44,475

Exercisable, March 31, 2009	10,000	$2.81	$2.81	1.18	$44,475

        The total intrinsic value for warrants exercised for the three months ended March 31, 2009 and 2008 were $0 and $111,175, respectively.

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$ 6,183,717	$ 7,757,417
Work in process	1,649,370	1,517,400
Finished goods	6,699,005	6,770,908

Total	$14,532,092	$16,045,725

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. Land and construction in progress assets are not depreciated. At March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	March 31, 2009	December 31, 2008	Estimated useful life
Land	$ 10,680,000	$ 10,680,000
Machinery and equipment	2,100,331	2,100,331	3-8 years
Furniture and fixtures	3,263,594	3,248,093	5 years
Leasehold improvements	537,648	537,648	Shorter of estimated useful life or term of lease
Construction in progress	5,451,477	2,485,864

	22,033,050	19,051,936
Accumulated depreciation	(5,003,641)	(4,826,539)

Total	$ 17,029,409	$ 14,225,397

        On November 19, 2008, we purchased land for $10.7 million on which we intend to build our new operational facility. Construction of the building is expected to be completed during the first half of 2010. We anticipate that capital expenditures related to the building for 2009 will be approximately $23 million. During the first quarter of 2009, we had $3.0 million of capital expenditures related to the building. The total cost of the building (exclusive of land) is expected to be approximately $25 million. We are financing this project by using cash on hand and drawing down on our line of credit.

Note 5 – Warranty costs

        We typically offer a one year warranty for our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Warranty accrual, beginning of year	$856,158	$1,051,432
Charges to cost and expenses relating to new sales	219,851	1,822,196
Costs of product warranty claims	(331,542)	(2,017,470)

Warranty accrual, end of period	$744,467	$856,158

Note 6 – Fair Value of Financial Instruments

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

        We performed an analysis of our investments held at March 31, 2009 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

Assets	Fair Value as of March 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ --	$ --	$2,954	$2,954

Auction-rate municipal securities	--	--	1,403	1,403

Total	$ --	$ --	$4,357	$4,357

Assets	Fair Value as of December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ --	$ --	$3,166	$3,166

Auction-rate municipal securities	--	--	1,321	1,321

Total	$ --	$ --	$4,487	$4,487

Level 3 Gains and Losses The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the three months ended March 31, 2009.
(In thousands)	Auction-rate preferred securities	Auction-rate municipal securities	Total
Balance at December 31, 2008	$3,166	$1,321	$4,487
Net payments, purchases and	--
sales	--	--
Net transfers in/(out)	--	--	--
Gains/(losses)
Realized	--	--	--
Unrealized	(212)	82	(130)

Balance at March 31, 2009	$2,954	$1,403	$4,357

        Historically, the auction-rate securities (“ARS”) market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with SFAS 157 at December 31, 2007. Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current marketable securities as of March 31, 2009.

        Our holdings of ARS at March 31, 2009 were $4.4 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. As a result of our valuation analysis, we have determined that the fair value of our ARS was temporarily impaired as of March 31, 2009. For the three months ended March 31, 2009, we marked to market our ARS and recorded an unrealized loss of $130,000 in accumulated other comprehensive (loss) income in stockholders’ equity to reflect the temporary impairment of our ARS.

        We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive (loss) income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges in our Consolidated Statements of Operations. However, at this time, we believe that the ARS will recover their full par value either through successful future auctions, redemptions by the issuers, or an active secondary market. Since January 1, 2008, we have sold $38.1 million of the ARS held at December 31, 2007. As we have been able to redeem a majority of our securities held at the time the ARS market became illiquid for par value and as we have both the intent and ability to hold the remaining securities until either a market recovery, redemptions at par value, or maturity occurs, we believe that these securities are not other-than-temporarily impaired.

Note 7 – Geographic information

        North America product revenue was $6.6 million and $11.2 million for the three months ended March 31, 2009 and 2008, respectively. International product revenue outside North America, consisting of revenue from our foreign subsidiary, distributors and our sales shipped directly to customers was $4.9 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively. The following table represents the percentage of product revenue by geographic region for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
North America	57.7%	63.5%
Europe	20.4%	17.2%
South and Central America	8.0%	6.3%
Asia/Pacific Rim	7.5%	7.8%
Middle East	3.5%	4.0%
Australia	2.9%	1.2%

Total	100.0%	100.0%

Note 8 – Net loss per common share

        Basic net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share was determined by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of stock options, stock appreciation rights, and warrants based on the treasury stock method.

        A reconciliation of basic and diluted shares for the three months ended March 31, 2009 and 2008, is as follows:

	Three Months Ended March 31,
	2009	2008
Basic weighted average number of shares
outstanding	18,059,624	18,313,701
Potential common shares pursuant to stock
options, stock appreciation rights and warrants	--	--

Diluted weighted average number of shares
outstanding	18,059,624	18,313,701

        For the three months ended March 31, 2009 and 2008, approximately 3.8 million and 3.4 million, respectively, weighted average options, stock-settled SARs, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

Note 9 – Development and License Agreement with The Gillette Company and License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)

        Effective as of February 14, 2003, we entered into a Development and License Agreement (the “Agreement”) with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. In October 2005, The Procter & Gamble Company (“P&G”) (NYSE: PG) completed its acquisition of Gillette. Under the Agreement, Procter & Gamble, as the acquiring party, assumed all of Gillette’s rights and obligations. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the Agreement and both parties decided to move onto the next phase. Accompanying this decision, we amended the Agreement, whereby, Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

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

        For the three months ended March 31, 2009 and 2008, we recognized $0 and $198,000 of funded product development revenues from P&G and Gillette, respectively, under the Development and License Agreement and various other agreements.

        Under the License Agreement, for each of the three months ended March 31, 2009 and 2008, we recognized $1.25 million of other revenues from P&G, respectively. The $1.25 million payments are quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments will be made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset. As of March 31, 2009 and 2008, $1.25 million and $1.25 million, respectively, of advance payments received from P&G for which services were not yet provided were included in deferred revenue, under the License Agreement.

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

        For the three months ended March 31, 2009 and 2008, we recognized approximately $431,000 and $398,000, respectively, of funded product development revenues from Johnson & Johnson. As of March 31, 2009 and December 31, 2008, $775,000 and $726,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        For more information, please see the Joint Development and License Agreement and amendments filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 7, 2004, Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on May 8, 2007, and Exhibits 10.47 and 10.48 to our Quarterly Report on Form 10-Q filed on November 2, 2007.

Note 11 – Notes Payable

        In December 2008, we secured access to a revolving note through December 17, 2013. Through December 16, 2010, we have access to $30 million. The credit limit is subsequently reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At March 31, 2009 and December 31, 2008, we had outstanding debt of $8 million and $6 million, respectively, at an average interest rate of 1.31% and 1.22%, respectively. The interest expense was capitalized into Construction in Progress which is a component of Property and Equipment on the consolidated balance sheets and was immaterial for the three months ended March 31, 2009. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008. On April 1, 2009, we repaid the $8 million outstanding as of March 31, 2009 and had no further debt outstanding.

        Our revolving note requires that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. At March 31, 2009, we were in compliance with the financial covenants. If we were to default on our debt, the building would be used as collateral.

Note 12 – Income Taxes

        We provide for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In 2008 and 2009, we incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will expire prior to utilization. Therefore, in 2008 and 2009, we established a full valuation allowance on this deferred tax asset.

        Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Although we have determined that a valuation allowance is not required with respect to our remaining net deferred tax assets of $6.3 million at March 31, 2009, their recovery is dependent on achieving future operating income. Failure to achieve future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (FIN 48) on January 1, 2007.  FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of “more-likely-than-not” and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. The adoption of this standard did not have a material impact on our financial statements. At the adoption date of January 1, 2007, we had $2.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2009, we have $2.9 million of net unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

        We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had approximately $29,000 of accrued interest and penalties related to uncertain tax positions.

        The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

Note 13 – Stock Repurchase Program

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

        The following table shows our stock repurchase activity since December 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program
January 1, 2009 through January 31, 2009	--	--	--	359,500
February 1, 2009 through February 28, 2009	--	--	--	359,500
March 1, 2009 through March 31, 2009	25,000	$ 6.43	25,000	334,500

Total	25,000	$ 6.43	25,000	334,500

Note 14 – Contingencies

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

        On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both U.S. Patent Nos. 5,735,844 and 5,595,568 in the United States Patent and Trademark Office. Consequently, this lawsuit against Candela will be delayed until the reexaminations are complete. On December 9, 2008, Candela also filed requests for re-examination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. Requests for reexamination of patents are common and granted by the Patent Office 92% of the time. The granting of a request for reexamination does not indicate that the claims of the patents will be cancelled or altered in any way. We will vigorously respond to the reexamination, including by citing all prior art which Candela and others have relied upon in their contentions that the patents are not valid. We believe that at the end of the process, it should be clear, as we and many of our licensees have already concluded, that the patent claims are valid. However, the patent office could disagree with us and find some or all of the claims invalid over prior art or we may need to modify the claims as part of the reexamination process. In either event, it is possible that Candela’s products would no longer infringe the claims that result from the reexamination process and this lawsuit would be terminated. In addition, the products of our current licensees may no longer infringe the claims that result from the reexamination process in which case the licensees would stop paying us royalties. While we intend to vigorously respond to the reexamination procedures, each reexamination is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome would materially hurt our business, financial condition, results of operations and cash flows.

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

Syneron, Inc., Massachusetts Litigation

        On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron’s eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to us by the Massachusetts General Hospital. In March 2009, we served Syneron with this suit. On April 30, 2009, the parties filed a stipulation to stay the lawsuit pending the outcome of the re-examination of U.S. Patent Nos. 5,595,568 and 5,735,844.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

        The condensed consolidated financial statements of Palomar Medical Technologies, Inc. in this document present the Company’s balance sheet, statement of operations, and statement of cash flows, and should be read in conjunction with the following discussion and analysis. References to “we”, “us”, “our”, “Company”, and “Palomar” mean Palomar Medical Technologies, Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “expects”, “anticipates”, “intends”, “likely will result”, “estimates”, “projects”, or variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2008 that was filed with the SEC on March 5, 2009 and in this Form 10-Q. In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, marketable securities, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2008. There have been no material changes to our critical accounting policies as of March 31, 2009.

Recent Accounting Pronouncements

         In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We adopted EITF 07-1 on January 1, 2009. The adoption of EITF 07-1 has not materially impacted our consolidated financial statements nor do we currently expect a material impact on our future consolidated financial statements.

         In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption has not materially impacted our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. SFAS 141(R) retains the fundamental requirements of SFAS 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS 141(R) now requires that purchased research and development be recognized as an intangible asset. We adopted SFAS 141(R) on January 1, 2009. As we had no acquisitions in the three month period ended March 31, 2009, the adoption had no impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS 160). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the statement of operations of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. SFAS 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated balance sheets and recasting consolidated net income to include net income attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted SFAS 160 on January 1, 2009. As our subsidiaries are 100% owned, the adoption of SFAS 160 had no impact on our consolidated financial statements.

        In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. We will apply the disclosure provisions as appropriate in future filings.

Overview

        We are engaged in research, development, manufacturing and distribution of proprietary light-based systems for medical and cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light-based systems for various treatments through our own research and development as well as with our partnerships throughout the world. We are continually developing and testing new indications and technologies to further the advancement in light-based treatments.

        We generate our revenues through the sales of our products, royalties derived from sales by our licensees, and funded product development programs from other companies. Our total revenues for the three month period ended March 31, 2009, decreased by 36% as compared to the same period in 2008. The global economic downturn continues to negatively affect our business and the aesthetic device industry as a whole.

        Our balance sheet includes $122 million in cash and cash equivalents and $8 million of debt as of March 31, 2009 which was repaid on April 1, 2009. During the first quarter of 2009, we had $0.7 million of positive cash flow from operations.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2009 and 2008, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2009		2008		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$11,474	78%	$17,689	77%	$(6,215)	(35%)
Royalty revenues	1,493	10%	3,247	14%	(1,754)	(54%)
Funded product development revenues	431	3%	596	3%	(165)	(28%)
Other revenues	1,250	9%	1,498	6%	(248)	(17%)

Total revenues	14,648	100%	23,030	100%	(8,382)	(36%)

Cost and expenses
Cost of product revenues	5,225	36%	6,594	29%	(1,369)	(21%)
Cost of royalty revenues	597	4%	1,299	6%	(702)	(54%)
Research and development	3,743	25%	5,384	23%	(1,641)	(30%)
Selling and marketing	4,669	32%	6,778	29%	(2,109)	(31%)
General and administrative	2,873	20%	6,237	27%	(3,364)	(54%)

Total cost and expenses	17,107	117%	26,292	114%	(9,185)	(35%)

Loss from operations	(2,459)	(17%)	(3,262)	(14%)	803	(25%)

Interest income	193	1%	1,423	6%	(1,230)	(86%)
Other (expense) income	(27)	--%	11	--%	(38)	(345%)

Loss before income taxes	(2,293)	(16%)	(1,828)	(8%)	(465)	25%

Benefit from income taxes	(879)	(6%)	(823)	(4%)	(56)	7%

Net loss	$(1,414)	(10%)	$(1,005)	(4%)	$(409)	41%

        Product revenues. Sales of the StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our product revenues for the three months ended March 31, 2009 and 2008. Product revenues for the three months ended March 31, 2009 decreased by approximately $6.2 million as compared to the same period in 2008 due to the global economic slowdown, a decrease in consumer confidence and additional tightening of available credit for our customers and their patients. In April 2008, we launched the Aspire body sculpting system and SlimLipo handpiece. Shipments began in the third quarter of 2008. The SlimLipo handpiece is our first minimally invasive product which was designed to provide laser-assisted lipolysis. During the quarter ended March 31, 2009, we recognized product revenue related to the Aspire system and SlimLipo handpiece. Customer service revenue decreased by 1% as compared to the same period in 2008.

        International product revenue, consisting of revenue from our Australian subsidiary as well as from distributors in Europe, Asia, the Pacific Rim, and South and Central America and our sales shipped directly to international customers, was 42% of total product revenue for the three months ended March 31, 2009 in comparison to 36% for the same period in 2008.

        Royalty revenues. Royalty revenues decreased for the three months ended March 31, 2009 in comparison to the same period in 2008. For the three months ended March 31, 2009, the decrease is attributed to lower on-going royalties from our licensees and the recognition of $682,000 in back-owed royalties from a patent settlement agreement with Alma Lasers, Ltd. executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008.

        Funded product development revenues. Funded product development revenues decreased for the three months ended March 31, 2009, in comparison to the same period in 2008. Funded product development revenues were generated from the development agreements with Johnson & Johnson Consumer Companies, Inc. and Procter & Gamble (and its wholly owned subsidiary The Gillette Company).

        For the three months ended March 31, 2009 and 2008, we recognized $0 and $198,000, respectively, of funded product development revenues from Procter & Gamble (and its wholly owned subsidiary The Gillette Company). The decrease in funded product development revenue from Procter & Gamble is the result of the termination of the Development and License Agreement with Gillette in the first quarter of 2008.

        For the three months ended March 31, 2009 and 2008, we recognized $431,000 and $398,000, respectively, of funded product development revenues from Johnson & Johnson. The funded product development revenues from Johnson & Johnson in the three months ending March 31, 2009 and 2008 consist of (i) an amendment signed in August 2007 with Johnson & Johnson to provide for additional development funding for certain development activities and (ii) a study to test consumer perception of a home-use product. Johnson & Johnson will provide us with quarterly payments of $448,000 for development activities related to the August 2007 agreement. These payments will be recognized as revenue as costs are incurred and services are provided. As of March 31, 2009 and December 31, 2008, $775,000 and $726,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        Other revenues. For the three months ended March 31, 2009 and 2008, we recognized $1.25 million and $1.5 million, respectively, of other revenues, consisting primarily of quarterly payments relating to a License Agreement with The Procter & Gamble Company (see Note 9). Other revenues for the three months ended March 31, 2008, also include the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement of $250,000. As of March 31, 2009 and December 31, 2008, $1.25 million and $1.25 million, respectively, of advance payments received from Procter & Gamble for which services were not yet provided were included in deferred revenue.

         Cost of product revenues. For the three months ended March 31, 2009 and 2008, the cost of product revenues as a percentage of total revenues was 36% and 29%, respectively. The increase is due to lower product sales volume which resulted in lower overhead absorption.

        Cost of royalty revenues. The cost of royalty revenues decreased for the three months ended March 31, 2009 in comparison to the same period in 2008. For the three months ended March 31, 2009, the decrease is attributed to lower on-going royalties from our licensees and the recognition of $682,000 in back-owed royalties from a patent settlement agreement with Alma Lasers, Ltd. executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same period in 2008.

        Research and development expense. Research and development expense is a direct result of our spending related to our continued commitment of introducing new technology as well as enhancing our current family of products.

        Expenses relating to the Johnson & Johnson Joint Development and License Agreement (see Note 10) decreased during the three months ended March 31, 2009 by $236,000 as compared to the same period in 2008. The decrease for the three months ended March 31, 2009 was mainly due to decreases of $216,000 for general overhead expenses and $158,000 for material costs, offset by an increase of $181,000 for clinical expenses.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products, and research and development overhead decreased by $1.4 million for the three months ended March 31, 2009 as compared to the same period in 2008. The main driver of the decrease was due to lower SFAS 123R compensation expense as compared to the first quarter of 2008.

        Selling and marketing expense. For the three months ended March 31, 2009, selling and marketing expense decreased by $2.1 million over the comparable period in 2008. For the three months ended March 31, 2009, factors driving the decrease in selling and marketing expense were decreases of $836,000 from commission expense, $799,000 from various overhead expenses, and $544,000 from payroll and payroll related expenses which were primarily driven by a $408,000 decrease in SFAS 123R compensation expense as compared to the same period in 2008. The majority of these decreases in selling and marketing expenses directly correlate with the decreases we have experienced in our product revenues as well as our intention to reduce expenses during this difficult economic period. Expenses related to our foreign subsidiaries totaled approximately $230,000 and $160,000 in the first quarters of 2009 and 2008, respectively.

        General and administrative expense. For the three months ended March 31, 2009, general and administrative expenses decreased by $3.4 million over the comparable period in 2008. For the quarter ended March 31, 2009, factors driving the decrease in general and administrative expense were decreases of $3.2 million from legal expenses mainly related to patent litigation, $1.4 million from payroll and payroll related expenses which includes a $0.8 million decrease in SFAS 123R compensation expense, offset by an increase of $1.0 million from incentive compensation and a decrease of $237,000 from bad debt expense recovery as compared to the same period in 2008.

        Interest income. Interest income decreased for the three months ended March 31, 2009 over the comparable period in 2008 due to lower cash, cash equivalents, and marketable securities balances, lower interest rates and a more conservative investment strategy. For the three months ended March 31, 2009 and 2008, we received $0 and $52,000 of interest, respectively, on back-owed royalty revenues related to the new patent license agreement with Alma Lasers, Ltd.

        Other (expense) income. Other (expense) income for the three months ended March 31, 2009 and 2008, includes the foreign exchange (loss) gain resulting from transactions in currencies other than the U.S. dollar.

        Benefit from income taxes.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. Our effective benefit tax rate for the three months ended March 31, 2009 and 2008 was 38% and 45%, respectively.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Three months ended March 31,		Change
	2009	2008	$	%
Cash flows from (used in) operating activities	$664	$(2,594)	3,258	126%
Cash flows (used in) from investing activities	(2,981)	19,757	22,738	(115%)
Cash flows from (used in) financing activities	1,729	(955)	2,684	281%
Capital expenditures, including construction in
progress	$2,981	$228	2,753	1,207%

Additionally, our cash, investments, accounts receivable, inventories, working capital, and notes payable are shown below for the periods indicated (in thousands).

	March 31,	December 31,	Change
	2009	2008	$	%
Cash and cash equivalents	$122,013	$122,601	(588)	(1%)
Accounts receivable, net	5,781	6,395	(614)	(9%)
Inventories, net	14,532	16,046	(1,514)	(9%)
Working capital	127,272	130,901	(3,629)	(3%)
Non-current marketable securities	4,357	4,487	(130)	(3%)
Notes payable	8,000	6,000	2,000	33%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of March 31, 2009, we had $8 million of short-term debt outstanding under a $30 million revolving note agreement, which was repaid on April 1, 2009.

        At March 31, 2009, we held $4.4 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of March 31, 2009. In the three months ended March 31, 2009, we did not sell any of the ARS held at December 31, 2008.

        We have determined that the fair value of our ARS was temporarily impaired as of March 31, 2009. For the three months ended March 31, 2009, we marked to market our ARS and recorded an unrealized loss of $130,000 in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. We have both the intent and ability to hold the remaining securities until either a market recovery, redemptions at par value, or maturity occurs.

        Cash flows from operating activities for the three months ended March 31, 2009, increased compared to the same period in 2008. This increase in operating activity cash flows reflects a decrease in working capital requirements offset by decreases in profitability, stock compensation expense, and tax benefits from stock option exercises in the first three months of 2009, compared to the same period in 2008. Cash flows related to investing activities decreased for the three months ended March 31, 2009, compared to the same period in 2008. These amounts primarily reflect cash used for purchases of property and equipment, purchases of available-for-sale investments, offset by proceeds from the sale of available-for-sale investments. Cash flows from financing activities increased for the three month period ended March 31, 2009, compared to the same period in 2008. This increase was primarily due to net proceeds from borrowing on credit facilities offset by decreases in proceeds and tax benefits from stock option exercises and a decrease in the purchase of treasury shares.

         In December 2008, we secured access to a revolving note through December 17, 2013. Through December 16, 2010, we have access to $30 million. The credit limit is subsequently reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At March 31, 2009 and December 31, 2008, we had outstanding debt of $8 million and $6 million, respectively, at an average interest rate of 1.31% and 1.22%, respectively. The interest expense was capitalized into Construction in Progress which is a component of Property and Equipment on the consolidated balance sheets and was immaterial for the three months ended March 31, 2009. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008. On April 1, 2009, we repaid the $8 million outstanding as of March 31, 2009 and had no further debt outstanding.

        Our revolving note requires that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. At March 31, 2009, we were in compliance with the financial covenants. If we were to default on our debt, the building would be used as collateral.

        Excluding the construction of our new operational facility, as discussed below, we anticipate that capital expenditures relating to machinery and equipment, furniture and fixtures, and leasehold improvements for the remainder of 2009 will total approximately $600,000. We expect to finance these expenditures with cash on hand.

        On November 19, 2008, we purchased land for $10.7 million on which we intend to build our new operational facility. Construction of the building is expected to be completed during the first half of 2010. We anticipate that capital expenditures related to the building for 2009 will be approximately $23 million. During the first quarter of 2009, we had $3.0 million of capital expenditures related to the building. The total cost of the building (exclusive of land) is expected to cost approximately $25 million. We are financing this project by using cash on hand and drawing down on our line of credit.

        On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice. During the three months ended March 31, 2009, we used $161,000 to purchase 25,000 shares of our common stock at an average price of $6.43.

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to three patent license agreements with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three months ended March 31, 2009 totaled approximately $0.7 million.

        For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

        We have obligations related to the adoption of FIN 48. Further information about changes in these obligations can be found in Note 12.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our Burlington, Massachusetts manufacturing, research and development and administrative offices.

        On July 30, 2007, we signed an amendment to our Burlington, Massachusetts lease to add an additional 13,600 square feet. The lease for this facility was to expire in August 2009. However, we have renegotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between construction of our new facility and the expiration of our current facility lease. Rent expense, including these lease amendments, will be approximately $1.5 million in 2009.

        On November 19, 2008, we purchased land for $10.7 million on which we intend to build our new operational facility. For more information, please see the Purchase and Sale Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2008.

        The following table summarizes our estimated contractual cash obligations as of March 31, 2009, excluding construction in progress related to our new building, royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$2,169	$1,491	$678	$ --	$ --
Purchase commitments	3,246	3,246	--	--	--

Total contractual cash obligations	$5,415	$4,737	$678	$ --	$ --

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

        Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At March 31, 2009, we held $4.4 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of March 31, 2009. In the three months ended March 31, 2009, we did not sell any of the ARS held at December 31, 2008. The recovery of the remaining $4.4 million ARS held is based upon market factors which are not within our control.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

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

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both U.S. Patent Nos. 5,735,844 and 5,595,568 in the United States Patent and Trademark Office. Consequently, this lawsuit against Candela will be delayed until the reexaminations are complete. On December 9, 2008, Candela also filed requests for re-examination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. Requests for reexamination of patents are common and granted by the Patent Office 92% of the time. The granting of a request for reexamination does not indicate that the claims of the patents will be cancelled or altered in any way. We will vigorously respond to the reexamination, including by citing all prior art which Candela and others have relied upon in their contentions that the patents are not valid. We believe that at the end of the process, it should be clear, as we and many of our licensees have already concluded, that the patent claims are valid. However, the patent office could disagree with us and find some or all of the claims invalid over prior art or we may need to modify the claims as part of the reexamination process. In either event, it is possible that Candela’s products would no longer infringe the claims that result from the reexamination process and this lawsuit would be terminated. In addition, the products of our current licensees may no longer infringe the claims that result from the reexamination process in which case the licensees would stop paying us royalties. While we intend to vigorously respond to the reexamination procedures, each reexamination is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome would materially hurt our business, financial condition, results of operations and cash flows.

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

Syneron, Inc., Massachusetts Litigation

        On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron’s eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to us by the Massachusetts General Hospital. In March 2009, we served Syneron with this suit. On April 30, 2009, the parties filed a stipulation to stay the lawsuit pending the outcome of the re-examination of U.S. Patent Nos. 5,595,568 and 5,735,844.

Item 1A.    Risk Factors

        This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The risk factors made in this report should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Recent disruptions in the global economy, the financial markets, and currency markets, as well as government responses to these disruptions, have adversely impacted our business and results of operations.

        Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Certain preferred lessors are exiting from our industry or declaring bankruptcy. Prior to selling to a new customer, we require proof of financing. Many of our customers or potential customers are facing issues gaining access to sufficient credit, which is resulting in an impairment of their ability to make timely payments to us or to get financing at all. Lack of availability of consumer credit, a decrease in consumer confidence, and the general economic downturn is adversely impacting the market in which we operate. These factors are causing some customers to postpone buying decisions until economic conditions improve. As a result of recent fluctuations in currency markets and the strong dollar relative to many other major currencies, our products priced in United States dollars have been more expensive relative to products of our foreign competitors, which has resulted in lower sales. In addition, the non-dollar denominated earnings of our foreign operations has been lower when reported by us in US dollars. A slowdown in economic activity caused by the recession has reduced worldwide demand for our products.

Our new Aspire System with SlimLipo handpiece requires the use of consumable treatment tips and fiber delivery assemblies. In the future, we may derive substantial revenue from sales of those consumable components. These products were recently introduced and could fail to generate significant revenue or achieve market acceptance.

        In April 2008, we launched the Aspire body sculpting system and SlimLipo handpiece. Shipments began in the third quarter of 2008. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis. The SlimLipo handpiece requires the use of consumable, single-use treatment tips and a limited-use fiber delivery assembly. In the future, we could receive substantial revenue from sales of the Aspire system with SlimLipo handpiece as well as the consumable components. Our future success will depend on a number of factors, including our ability to increase and maintain sales of the Aspire system with SlimLipo handpiece as well as the consumable components. Several competing systems also require the use of consumable components, while others do not or their consumable components allow for more usage before needing to be replaced. Competing against such systems may be more difficult.

If third parties are able to supply our customers with consumable treatment tips and fiber delivery assemblies for the Aspire system with SlimLipo handpiece, our business could be adversely impacted.

        To ensure the proper operation of our products, our consumable treatment tips and fiber delivery assemblies are protected by an encryption technology that is designed to authenticate that the tips are supplied by us or by a supplier authorized by us. It is possible that a third party may be able to find methods of circumventing our encryption technology and other technological requirements which ensure that only authorized tips are used with the Aspire system with SlimLipo handpiece. If a third party is able to supply consumable treatment tips and fibers to our customers, this could lead to a reduction in the safety or efficacy of treatments performed with the Aspire system and SlimLipo handpiece as we cannot control the quality or operation of such third party products. This could lead to an increase in product liability lawsuits, damage the Aspire brand, and result in loss of confidence in our products. In addition, such third party supply of consumable treatment tips and fibers to our customers could result in a reduction in the rate of sales and price of consumable treatment tips and fiber delivery assemblies.

We have limited experience manufacturing the Aspire system, SlimLipo handpiece and consumable treatment tips and fiber laser assemblies in commercial quantities, which could adversely impact our business.

        We began manufacturing our Aspire system, SlimLipo handpiece and consumable treatment tips and fiber delivery assemblies during the second half of 2008. Because we have only limited experience in manufacturing in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. We face significant challenges and risk in manufacturing the Aspire laser system, SlimLipo handpiece and consumable treatment tips and fibers, including that production processes may have to change to accommodate any significant future expansion of our manufacturing operations and growth; key components are currently provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; and we have limited experience manufacturing the Aspire system, SlimLipo handpiece and consumable treatment tips and fiber delivery assemblies in compliance with FDA’s Quality System Regulation. If we are unable to keep up with or generate demand for the Aspire system, SlimLipo handpiece and consumable components, our revenue could be impaired, market acceptance for the Aspire system, SlimLipo handpiece and consumable components could be adversely affected and our customers might instead purchase competitors’ products.

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

        In the United States and Australia, we sell our products through our internal sales organization. Outside of this market, we sell our products through third party distributors. Our sales and marketing success in these other markets depends on these distributors, in particular their sales and service expertise and relationships with the customers in the marketplace. On January 9, 2008, we announced our international distribution agreement with the Swedish company Q-MED AB, the producer of Restylane. We began working with Q-MED and current distributors to determine how each distributor might successfully work with Q-MED during and after the time each country is transitioned. The relationship with some of our distributors was disrupted. Due to the downturn in the world-wide economic environment, Q-MED concentrated on their own product line of dermal fillers. Both Palomar and Q-MED agreed that we would be better served by separately continuing to expand our existing distribution channel. Palomar and Q-MED mutually terminated the international distribution agreement on January 8, 2009. We are currently in the process of working with current distributors and seeking new distributors to improve our international sales and marketing efforts. If the current and new distributors do not commit the necessary resources to effectively market and sell our products and collect receivables due for past sales, our revenue from international sales may be adversely affected and our operating results could suffer.

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

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changing interpretations of existing tax laws or regulations, changes in estimates of prior year’s items, changes in our deferred tax assets and related valuation allowances, future levels of research and development spending, stock option grants, deductions for employee stock option exercises being different than what we projected, and changes in overall levels of income before taxes.

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

        We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing these patents against Candela Corporation and Syneron, Inc. and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Candela, Syneron or other suspected infringers.  Whether or not we are successful in the pending lawsuit, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see Part II, Item 1 Legal Proceedings.)

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

        We believe that our Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. and our past Development and License Agreement with The Gillette Company (now a wholly owned subsidiary of Procter & Gamble Company), which was replaced by a License Agreement with Procter & Gamble, represent unique opportunities to bring light-based devices to the mass market. Significant resources and the attention of key technical personnel and management have been and may continue to be directed to the development and commercialization of such devices even though such devices will not likely be commercialized for several years, if ever.  In addition, we cannot be sure that these parties will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.  During the term of the agreements, both Johnson & Johnson and Procter & Gamble have the ability to choose not to continue and may terminate the agreements.  If Johnson & Johnson or Procter & Gamble should terminate their agreement with us, we will not receive certain payments, and the price of our common stock could fall significantly. If Johnson & Johnson should terminate their agreement with us, we may proceed to develop and commercialize the devices on our own or with a third party. We are currently developing devices on our own which may compete with products sold by Procter & Gamble.  However, there can be no assurance that we will be able to successfully implement such a strategy.  In addition, after commercialization of such devices, Johnson & Johnson and Procter & Gamble are to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold. In addition, a certain portion of the proceeds received on such sales may be owed to Massachusetts General Hospital.  This could have a material adverse effect on our business, results of operations and financial condition.

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

        We sell a significant amount of our products and services outside the United States.  International product revenue consists of sales from our Australian subsidiary, distributors in Japan, Europe, Asia, the Pacific Rim, and South and Central America and sales shipped directly to international locations from the United States. We expect that international sales will continue to be significant.  As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales, including but not limited to political and economic instability and difficulties in managing our foreign operations.  In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign certification or regulatory approvals for products may occur.  In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

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

         Although we have generated a profit in recent years, we incurred losses during 2008 and the first quarter of 2009 and have a history of losses. We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, including practitioners postponing their buying decisions due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

        As of March 31, 2009, we held approximately $4.4 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of March 31, 2009 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At March 31, 2009, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded an unrealized loss of $718,000 in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. We will continue to evaluate whether the impairment is temporary. We have both the intent and ability to hold the remaining securities until either a market recovery, redemptions at par value, or maturity occurs.

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

        Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

o	acceptance and success of new products or technologies;
o	the success of competitive products or technologies;
o	regulatory developments in the United States and foreign countries;
o	developments or disputes concerning patents or other foreign countries;
o	the recruitment or departure of key personnel;
o	variations in our financial results or those of companies that are perceived to be similar to us;
o	market conditions in our industry and issuance of new or changed securities analyst's reports or recommendations; and
o	general economic, industry and market conditions.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
January 1, 2009 through January 31, 2009	--	--	--	359,500
February 1, 2009 through February 28, 2009	--	--	--	359,500
March 1, 2009 through March 31, 2009	25,000	$ 6.43	25,000	334,500

Total	25,000	$ 6.43	25,000	334,500

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

41 Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: May 7, 2009	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: May 7, 2009	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

42