Form 10-Q
period 2009-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2009-08-05
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The number of shares outstanding of the registrant's common stock as of the close of business on August 3, 2009 was 18,064,790.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$123,215,400	$122,601,139
Investments, at fair value	650,000	--
Accounts receivable, net	5,220,697	6,395,364
Inventories	12,948,722	16,045,725
Deferred tax assets	4,893,353	4,149,583
Other current assets	2,479,120	2,613,003

Total current assets	149,407,292	151,804,814

Investments, at fair value	4,137,730	4,486,834

Property and equipment, net	23,306,903	14,225,397

Deferred tax assets	1,709,521	1,197,876

Other assets	5,634	7,515

Total assets	$178,567,080	$171,722,436

Liabilities and Stockholders' Equity

Current liabilities
Notes payable	$12,000,000	$6,000,000
Accounts payable	4,849,329	3,247,051
Accrued liabilities	7,377,328	6,688,137
Deferred revenue	4,627,368	6,166,246

Total current liabilities	28,854,025	22,101,434

Accrued income taxes	2,888,727	2,815,577

Total liabilities	$31,742,752	$24,917,011

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued - 18,479,345 shares	184,794	184,794
Additional paid-in capital	206,487,064	205,306,957
Accumulated other comprehensive loss	(226,981)	(542,443)
Accumulated deficit	(54,205,545)	(52,547,173)
Treasury stock, at cost - 414,555 and 413,255 shares, respectively	(5,415,004)	(5,596,710)

Total stockholders' equity	$146,824,328	$146,805,425

Total liabilities and stockholders’ equity	$178,567,080	$171,722,436

The accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Product revenues	$12,120,856	$19,206,511	$23,594,410	$36,895,304
Royalty revenues	1,274,593	2,269,561	2,768,017	5,516,584
Funded product development revenues	398,467	398,467	829,600	995,037
Other revenues	1,250,000	1,250,000	2,500,000	2,747,625

Total revenues	15,043,916	23,124,539	29,692,027	46,154,550

Costs and expenses
Cost of product revenues	5,266,733	6,330,668	10,491,404	12,925,000
Cost of royalty revenues	509,838	907,824	1,107,207	2,206,634
Research and development	3,076,501	4,549,960	6,819,968	9,933,607
Selling and marketing	4,732,921	5,647,400	9,401,802	12,425,717
General and administrative	2,241,311	5,095,069	5,114,557	11,331,661

Total costs and expenses	15,827,304	22,530,921	32,934,938	48,822,619

(Loss) income from operations	(783,388)	593,618	(3,242,911)	(2,668,069)

Interest income	140,447	833,494	333,648	2,249,034
Other income	376,754	227	349,820	18,244

(Loss) income before income taxes	(266,187)	1,427,339	(2,559,443)	(400,791)

(Benefit from) provision for income taxes	(22,265)	667,222	(901,071)	(156,268)

Net (loss) income	$(243,922)	$760,117	$(1,658,372)	$(244,523)

Net (loss) income per share
Basic	$(0.01)	$0.04	$(0.09)	$(0.01)

Diluted	$(0.01)	$0.04	$(0.09)	$(0.01)

Weighted average number of shares outstanding
Basic	18,049,402	18,151,396	18,054,485	18,137,680

Diluted	18,049,402	18,432,016	18,054,485	18,137,680

Comprehensive income (loss):
Net (loss) income	$(243,922)	$760,117	$(1,658,372)	$(244,523)
Unrealized gain (loss) from marketable securities	325,220	148,313	195,340	(193,099)
net of (benefit) taxes of $(105,556), $(95,463)
$(105,556) and $124,289, respectively
Foreign currency translation adjustment	(97,012)	821	(90,990)	(4,121)

Comprehensive (loss) income	$(15,714)	$909,251	$(1,554,022)	$(441,743)

See accompanying notes to condensed consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(1,658,372)	$(244,523)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	328,917	329,002
Stock-based compensation expense	1,614,997	3,866,094
Provision for bad debt	122,871	139,767
Inventory write-off	86,822	265,000
Change in deferred tax asset	(1,149,859)	(2,109,483)
Tax benefit from the exercise of stock options	(6,762)	(1,815,387)
Other non-cash items	87,455	91,342
Changes in assets and liabilities:
Accounts receivable	1,033,433	5,467,557
Inventories	3,169,045	(3,653,947)
Other current assets	135,951	198,117
Other assets	2,538	(3,002)
Accounts payable	1,275,075	1,083,071
Accrued liabilities	544,426	(3,378,752)
Accrued income taxes	73,150	--
Deferred revenue	(1,524,838)	(1,212,939)

Net cash from (used in) operating activities	4,134,849	(978,083)

Investing activities
Capital expenditures	(9,410,423)	(524,888)
Purchases of investments	--	(1,250,000)
Proceeds from sale of investments	--	33,835,000

Net cash (used in) from investing activities	(9,410,423)	32,060,112

Financing activities
Proceeds from the exercise of stock options and warrants	108,544	203,400
Tax benefit from the exercise of stock options	6,762	1,815,387
Costs incurred related to issuance of common stock	--	(29,800)
Costs incurred related to purchase of stock for treasury	(258,491)	(4,622,245)
Proceeds from borrowings on credit facility	20,000,000	--
Payments on credit facility	(14,000,000)	--

Net cash from (used in) financing activities	5,856,815	(2,633,258)

Effect of exchange rate changes on cash and cash equivalents	33,020	--

Net increase in cash and cash equivalents	614,261	28,448,771
Cash and cash equivalents, beginning of the period	122,601,139	90,460,350

Cash and cash equivalents, end of the period	$123,215,400	$118,909,121

Supplemental disclosure of cash flow information
Cash paid for income taxes	$35,000	$529,524

Supplemental noncash investing activities
Unrealized gain (loss) on marketable securities, net of taxes	$195,340	$(193,099)

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

        In 2009, we reclassified certain balances between current and long-term assets. To be consistent with the 2009 presentation, we reclassified certain 2008 balances between current and long-term assets in the accompanying Condensed Consolidated Balance Sheets. The reclassifications had no impact on previously reported results of operations or cash used in operating activities.

        We are required to evaluate events occurring after June 30, 2009, the end of our second quarter, for recognition and disclosure in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009. Events are evaluated based on whether they represent information existing as of June 30, 2009, which require recognition in the unaudited condensed consolidated financial statements or new events occurring after June 30, 2009, which do not require recognition, but require disclosure if the event is significant to the unaudited condensed consolidated financial statements. We evaluated events occurring subsequent to June 30, 2009 through August 5, 2009, the date of issuance of these financial statements. We found no subsequent events to disclose.

Note 2 - Stock-based compensation

        Our net loss increased by approximately $523,000 and $1.0 million for the three and six months ended June 30, 2009, respectively, as a result of the SFAS 123(R) stock-based compensation expense. Our net income decreased by $279,000 for the three months ended June 30, 2008 while our net loss increased by $2.4 million for the six months ended June 30, 2008, as a result of the SFAS 123(R) stock-based compensation expense. The compensation expense for the three and six months ended June 30, 2009 increased our net loss per share by $0.03 and $0.06. The compensation expense for the three months ended June 30, 2008 decreased our basic and diluted earnings per share by $0.02 while the compensation expense for the six months ended June 30, 2008 increased our net loss per share by $0.13. As of June 30, 2009, there was $6.8 million of unrecognized compensation expense related to non-vested share awards. The expense is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

        During the three and six months ended June 30, 2009, no options were granted.

        The following table summarizes our stock option activity since December 31, 2008:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	3,228,299	$0.90 - $26.00	$ 15.81	6.88	$ 2,208,789

Granted	--	--	--
Exercised	(33,700)	$1.97 - $ 8.11	3.22
Canceled	(6,875)	$13.31	$ 13.31

Outstanding, June 30, 2009	3,187,724	$0.90 - $26.00	$ 15.94	6.43	$4,446,133

Exercisable, June 30, 2009	2,793,975	$0.90 - $26.00	$ 16.32	6.12	$3,887,010

        The total intrinsic value for stock options exercised during the six months ended June 30, 2009 and 2008 was $244,710 and $869,127, respectively.

        The following table summarizes information about stock options outstanding as of June 30, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $10.72	211,566	2.59 years	$ 2.41	211,566	$ 2.41
13.31 - 13.31	1,287,500	8.63 years	13.31	893,751	13.31
13.66 - 16.53	1,034,158	4.86 years	16.49	1,034,158	16.49
23.61 - 26.00	654,500	5.85 years	24.64	654,500	24.64

$0.90 - $26.00	3,187,724	6.43 years	$15.94	2,793,975	$16.32

         Stock-Settled Stock Appreciation Rights

        The granted stock-settled stock appreciation rights (SARs) are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. Since 2007, stock-settled SARs were granted and the conversion price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense will be recognized over the four year period on a straight-line basis. During the three and six months ended June 30, 2009, there were 1,000 stock-settled SARs granted.

        The following table summarizes our stock-settled stock appreciation rights activity since December 31, 2008:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	797,500	$ 11.61	2.17	$1,240,814

Granted	1,000	5.60
Converted	--	--
Canceled	(43,000)	$ 11.71

Outstanding, June 30, 2009	755,500	$ 11.60	1.70	$2,367,599

Vested, June 30, 2009	--	--	--	--

SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price
$5.44 - $7.97	326,000	2.13 years	$ 7.90
14.40 - 14.40	429,500	1.11 years	14.40

$5.44 - $14.40	755,500	1.70 years	$11.60

Warrants The following table summarizes our warrant activity since December 31, 2008:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2008	10,000	$ 2.81	$2.81	1.43	$87,175
Granted	--	--	--
Exercised	--	--	--
Canceled	--	--	--

Outstanding, June 30, 2009	10,000	$ 2.81	$2.81	0.93	$119,175

Exercisable, June 30, 2009	10,000	$ 2.81	$2.81	0.93	$119,175

        The total intrinsic value for warrants exercised for the six months ended June 30, 2009 and 2008 were $0 and $111,175, respectively.

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$ 4,729,217	$ 7,757,417
Work in process	1,685,762	1,517,400
Finished goods	6,533,743	6,770,908

Total	$12,948,722	$16,045,725

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. Land and construction in progress assets are not depreciated. At June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	June 30, 2009	December 31, 2008	Estimated useful life
Land	$ 10,680,000	$ 10,680,000
Machinery and equipment	2,100,331	2,100,331	3-8 years
Furniture and fixtures	3,278,250	3,248,093	5 years
Leasehold improvements	537,648	537,648	Shorter of estimated useful life or term of lease
Construction in progress	11,866,130	2,485,864

	28,462,359	19,051,936
Accumulated depreciation	(5,155,456)	(4,826,539)

Total	$ 23,306,903	$ 14,225,397

        On November 19, 2008, we purchased land for $10.7 million on which we are building our new operational facility. Construction of the building is expected to be completed during the first quarter of 2010. We anticipate that capital expenditures related to the building for 2009 will be approximately $23 million. During the three and six months ended June 30, 2009, we had $6.4 million and $9.4 million, respectively, of capital expenditures related to the building. The total cost of the building (exclusive of land) is expected to be approximately $25 million. We are financing this project by using cash on hand and drawing down on our line of credit.

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

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Warranty accrual, beginning of year	$ 856,158	$ 1,051,432
Charges to cost and expenses relating to new sales	765,088	1,822,196
Costs of product warranty claims	(968,803)	(2,017,470)

Warranty accrual, end of period	$ 652,443	$ 856,158

Note 6 – Fair Value of Financial Instruments

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which we adopted on January 1, 2008.  In February 2008, the FASB issued FSP SFAS No. 157-2. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The adoption had no impact on the Company’s consolidated financial statements.

        We performed an analysis of our investments held at June 30, 2009 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

Assets (In thousands)	Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$625	$ --	$2,650	$3,275
Auction-rate municipal securities	25	--	1,488	1,513

Total	$650	$ --	$4,138	$4,788

Assets (In thousands)	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ --	$ --	$3,166	$3,166
Auction-rate municipal securities	--	--	1,321	1,321

Total	$ --	$ --	$4,487	$4,487

        At June 30, 2009 and December 31, 2008, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $3.5 million and $1.6 million, respectively. As described in more detail below, all of our auction-rate securities have unrealized temporary losses in accumulated other comprehensive income. We have no other-than-temporary impairments.

        There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

Level 3 Gains and Losses

        The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the six months ended June 30, 2009.

(In thousands)	Auction-rate preferred securities	Auction-rate municipal securities	Total
Balance at December 31, 2008	$3,166	$1,321	$4,487
Net payments, purchases and sales	--	--	--
Net transfers in/(out)	(625)	(25)	(650)
Gains/(losses)
Realized	--	--	--
Unrealized	109	192	301

Balance at June 30, 2009	$2,650	$1,488	$4,138

        All of the above auction-rate securities (“ARS”) have been in a continuous unrealized loss position for 12 months or longer. We continue to receive regular dividends from each of our ARS at current market rates.

        Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with SFAS 157 at December 31, 2007. Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As approximately $4.1 million of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of June 30, 2009. As of June 30, 2009, we had been informed that $650,000 of our ARS will be redeemed in July 2009. We have classified these ARS as current investments.

        The fair value of our holdings of ARS at June 30, 2009 was $4.8 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the three months ended June 30, 2009 as compared to prior reporting periods. Our valuation analysis showed that our ARS have no credit risk. The impairment is due to liquidity risk. Additionally, as of June 30, 2009, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of June 30, 2009. For the three and six months ended June 30, 2009, we marked to market our ARS and recorded an unrealized gain of $0.3 million and $0.2 million, respectively, net of taxes in accumulated other comprehensive income in stockholders’ equity to reflect the cumulative temporary impairment of $0.2 million, net of taxes, on our ARS as of June 30, 2009.

        We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive (loss) income. If the credit rating of the security issuers deteriorates, the anticipated recovery in market values does not occur, or we stop receiving dividends, we may be required to adjust the carrying value of these investments through impairment charges in our Consolidated Statements of Operations.

Note 7 – Geographic information

        North America product revenue was $7.2 million and $14.6 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, North America product revenue was $13.9 million and $25.8 million, respectively. International product revenue outside North America, consisting of revenue from our Australian subsidiary, distributors and our sales shipped directly to customers was $4.9 million and $4.6 million for the three months ended June 30, 2009 and 2008, respectively, while international product revenue for the six months ended June 30, 2009 and 2008 was $9.7 million and $11.1 million, respectively. The following table represents the percentage of product revenue by geographic region for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
North America	59.8%	75.9%	58.8%	69.9%
Europe	15.8%	9.8%	18.0%	13.4%
South and Central America	5.7%	9.2%	6.8%	7.8%
Asia/Pacific Rim	5.3%	2.7%	6.4%	5.1%
Australia	8.5%	0.6%	5.8%	0.9%
Middle East	4.9%	1.8%	4.2%	2.9%

Total	100.0%	100.0%	100.0%	100.0%

Note 8 – Net income (loss) per common share

        Basic net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of stock options, stock appreciation rights, and warrants based on the treasury stock method.

        A reconciliation of basic and diluted shares for the three and six months ended June 30, 2009 and 2008, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average number of shares
outstanding	18,049,402	18,151,396	18,054,485	18,137,680
Potential common shares pursuant to stock
options, stock appreciation rights and warrants	--	280,620	--	--

Diluted weighted average number of shares
outstanding	18,049,402	18,432,016	18,054,485	18,137,680

        For the three months ended June 30, 2009 and 2008, approximately 3.7 million and 3.6 million, respectively, weighted average options, stock-settled SARs, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

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

        For the three months ended June 30, 2009 and 2008, we did not recognize any funded product development revenues from P&G and Gillette under the Development and License Agreement and various other agreements. For the six months ended June 30, 2009 and 2008, we recognized $0 and $198,000 of funded product development revenues from P&G and Gillette, respectively, under the Development and License agreement and various other agreements.

        Under the License Agreement, for each of the three months ended June 30, 2009 and 2008, we recognized $1.25 million of other revenues from P&G, respectively. In each of the six months ended June 30, 2009 and 2008, we recognized $2.5 million of other revenues from P&G. The $1.25 million payments are quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments will be made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset. As of June 30, 2009 and 2008, there were no advance payments received from P&G for which services were not yet provided were included in deferred revenue, under the License Agreement.

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

        On August 22, 2007 and June 29, 2009, we signed amendments to our agreement with Johnson & Johnson to provide for additional development funding for certain development activities. Johnson & Johnson will provide us with quarterly payments for these development activities. We will recognize this revenue as costs are incurred and services are provided.

        For each of the three months ended June 30, 2009 and 2008, we recognized approximately $398,000 of funded product development revenues from Johnson & Johnson. For the six months ended June 30, 2009 and 2008, we recognized approximately $830,000 and $797,000, respectively, of funded product development revenues from Johnson & Johnson. As of June 30, 2009 and December 31, 2008, $598,000 and $726,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

        For more information, please see the Joint Development and License Agreement and amendments filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 7, 2004, Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on May 8, 2007, Exhibits 10.47 and 10.48 to our Quarterly Report on Form 10-Q filed on November 2, 2007, and Exhibit 10.71 to this Quarterly Report on Form 10-Q filed on August 5, 2009.

Note 11 – Notes Payable

        In December 2008, we secured access to a revolving note through December 17, 2013. Through December 16, 2010, we have access to $30 million. The credit limit is subsequently reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At June 30, 2009 and December 31, 2008, we had outstanding debt of $12 million and $6 million, respectively, at an average interest rate of 1.06% and 1.22%, respectively. The interest expense was capitalized into Construction in Progress which is a component of Property and Equipment on the consolidated balance sheets and was immaterial for the three and six months ended June 30, 2009. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008. On July 1, 2009, we repaid the $12 million outstanding as of June 30, 2009 and had no further debt outstanding.

        Our revolving note requires that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. At June 30, 2009, we were in compliance with the financial covenants. If we were to default on our debt, the building would be used as collateral.

Note 12 – Income Taxes

        We provide for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In 2008 and 2009, we either expect to, or have incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will expire prior to utilization. Therefore, in 2008 and 2009, we established a full valuation allowance on this deferred tax asset.

        Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Although we have determined that a valuation allowance is not required with respect to our remaining net short-term and long-term deferred tax assets totaling $6.6 million at June 30, 2009, their recovery is dependent on achieving future operating income. Failure to achieve future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

        At June 30, 2009, we have $2.9 million of net unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

        We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, we had approximately $32,000 of accrued interest and penalties related to uncertain tax positions.

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

        The following table shows our stock repurchase activity since March 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program
April 1, 2009 through April 30, 2009	--	--	--	334,500
May 1, 2009 through May 31, 2009	10,000	$ 9.77	10,000	324,500
June 1, 2009 through June 30, 2009	--	--	--	324,500

Total	10,000	$ 9.77	10,000	324,500

Note 14 – Contingencies

Candela Corporation, Massachusetts Litigation

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “‘844 patent”), which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “‘568 patent”) are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims.

        We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further alleged that Candela’s GentleMAX system willfully infringes the ‘844 patent and that Candela’s Light Station system willfully infringes both the ‘844 and ‘568 patents. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007, we filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s allegations. A claim construction hearing, sometimes called a “Markman Hearing”, was held August 2, 2007, and we received what we consider to be a favorable Markman ruling on November 9, 2007.

        On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”). On December 9, 2008, Candela also filed requests for reexamination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. Rejecting Candela’s and the other company’s arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled these claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On July 13, 2009, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘844 patent which will close the reexamination proceeding on the ‘844 patent. The reexamination of the ‘568 patent is ongoing and no office action has yet been issued.

        While we intend to vigorously respond to the ‘568 reexamination procedure, each reexamination is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome would materially hurt our business, financial condition, results of operations and cash flows.

        On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit. Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent. On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition.

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

        In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the United States Patent and Trademark Office (“Patent Office”). In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent. On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office makes its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) will be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Alma Lasers, Inc., Delaware Litigation

        On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma’s products and is invalid over prior art. Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma’s allegations that the patent is invalid and not infringed. We also filed a counterclaim accusing Alma’s Pixel C0[2] Omnifit Fractional C0[2] Handpiece and Pixel C0[2] Fractional C0[2] Skin Resurfacing System of infringing the patent. On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge. On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation. Due to unforeseen circumstances, the mediation scheduled for June 30, 2009 was postponed until October 13, 2009.

Syneron, Inc., Massachusetts Litigation

        On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron’s eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to us by the Massachusetts General Hospital. In March 2009, we served Syneron with this suit. On April 30, 2009, the parties filed a stipulation to stay the lawsuit pending the outcome of the reexaminations of U.S. Patent Nos. 5,595,568 and 5,735,844.

Tria Beauty, Inc., Massachusetts Litigation

        On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges that the Tria System, which use light-based technology for hair removal, willfully infringe U.S. Patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. We filed a reply denying the material allegations of the counterclaims.

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

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2008. There have been no material changes to our critical accounting policies as of June 30, 2009.

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

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. SFAS 141(R) retains the fundamental requirements of SFAS 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS 141(R) now requires that purchased research and development be recognized as an intangible asset. We adopted SFAS 141(R) on January 1, 2009. As we had no acquisitions in the three and six months ended June 30, 2009, the adoption had no impact on our consolidated financial statements.

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

        In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. We have adopted FSP No. 107-1 and APB 28-1 and included the disclosures in our consolidated financial statements.

        In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments, effective for interim and annual periods ending after June 15, 2009. The staff position incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The adoption of FSP No. 115-2 and 124-2 did not materially impact our consolidated financial statements.

        In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, effective for interim and annual periods ending after June 15, 2009. The staff position provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurement, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of FSP No. 157-4 did not materially impact our consolidated financial statements.

        In May 2009, the FASB issued SFAS 165, Subsequent Events, or SFAS 165, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods after June 15, 2009. We have adopted SFAS 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 5, 2009.

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

        We generate our revenues through the sales of our products, royalties derived from sales by our licensees, and funded product development programs from other companies. Our total revenues for the three and six month periods ended June 30, 2009, decreased by 35% and 36%, respectively, as compared to the same periods in 2008. The global economic downturn continues to negatively affect our business and the aesthetic device industry as a whole.

        Our balance sheet includes $123.2 million in cash and cash equivalents and $12 million of debt as of June 30, 2009 which was repaid on July 1, 2009. During the three and six months ended June 30, 2009, we had $3.6 million and $4.1 million, respectively, of positive cash flow from operations.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2009 and 2008, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2009		2008		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$12,121	81%	$19,207	83%	$(7,086)	(37%)
Royalty revenues	1,275	8%	2,270	10%	(995)	(44%)
Funded product development revenues	398	3%	398	1%	--	--%
Other revenues	1,250	8%	1,250	6%	--	--%

Total revenues	15,044	100%	23,125	100%	(8,081)	(35%)

Cost and expenses
Cost of product revenues	5,267	35%	6,331	27%	(1,064)	(17%)
Cost of royalty revenues	510	3%	908	4%	(398)	(44%)
Research and development	3,076	20%	4,550	20%	(1,474)	(32%)
Selling and marketing	4,733	32%	5,647	24%	(914)	(16%)
General and administrative	2,241	15%	5,095	22%	(2,854)	(56%)

Total cost and expenses	15,827	105%	22,531	97%	(6,704)	(30%)

(Loss) income from operations	(783)	(5%)	594	3%	(1,377)	(232%)

Interest income	140	1%	833	3%	(693)	(83%)
Other income	377	3%	--	--%	(377)	N	/A

(Loss) income before income taxes	(266)	(2%)	1,427	6%	(1,693)	(119%)

(Benefit from) provision for income taxes	(22)	--%	667	3%	(689)	(103%)

Net (loss) income	$(244)	(2%)	$760	3%	$(1,004)	(132%)

21

	Six Months Ended June 30,
	2009		2008		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$23,594	79%	$36,895	80%	$(13,301)	(36%)
Royalty revenues	2,768	9%	5,517	12%	(2,749)	(50%)
Funded product development revenues	830	3%	995	2%	(165)	(17%)
Other revenues	2,500	9%	2,748	6%	(248)	(9%)

Total revenues	29,692	100%	46,155	100%	(16,463)	(36%)

Cost and expenses
Cost of product revenues	10,491	35%	12,925	28%	(2,434)	(19%)
Cost of royalty revenues	1,107	4%	2,206	5%	(1,099)	(50%)
Research and development	6,820	23%	9,934	21%	(3,114)	(31%)
Selling and marketing	9,402	32%	12,426	27%	(3,024)	(24%)
General and administrative	5,115	17%	11,332	25%	(6,217)	(55%)

Total cost and expenses	32,935	111%	48,823	106%	(15,888)	(33%)

Loss from operations	(3,243)	(11%)	(2,668)	(6%)	(575)	22%

Interest income	334	1%	2,249	6%	(1,915)	(85%)
Other income	350	1%	18	--%	332	1844%

Loss before income taxes	(2,559)	(9%)	(401)	--%	(2,158)	538%

Benefit from income taxes	(901)	(3%)	(156)	--%	(745)	478%

Net loss	$(1,658)	(6%)	$(245)	--%	$(1,413)	577%

        Product revenues. Product revenues for the three and six months ended June 30, 2009 decreased by approximately $7.1 million and $13.3 million, respectively, as compared to the same periods in 2008 due to the global economic slowdown, a decrease in consumer confidence and additional tightening of available credit for our customers. For the three and six months ended June 30, 2009, customer service revenue increased by 11% and 5%, respectively, as compared to the same periods in 2008. Sales of the StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces and the Aspire body sculpting system were the leading contributors to our product revenues for the three and six months ended June 30, 2009 and 2008.

        International product revenue, consisting of revenue from our Australian subsidiary as well as from distributors in Europe, Asia, the Pacific Rim, and South and Central America and our sales shipped directly to international customers, was 40% and 41%, respectively, of total product revenue for the three and six months ended June 30, 2009 in comparison to 24% and 30%, respectively, for the same periods in 2008.

        Royalty revenues. Royalty revenues decreased for the three and six months ended June 30, 2009 in comparison to the same periods in 2008. For the three months ended June 30, 2009, the decrease is attributed to lower on-going royalty payments from our licensees. For the six months ended June 30, 2009, the decrease is attributed to lower on-going royalty payments from our licensees and the recognition in 2008 of $682,000 in back-owed royalties from a patent settlement agreement with Alma Lasers, Ltd. executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008.

        Funded product development revenues. Funded product development revenues remained constant for the three months ended June 30, 2009 while they decreased for the six months ended June 30, 2009, in comparison to the same periods in 2008. Funded product development revenues were generated from the development agreements with Johnson & Johnson Consumer Companies, Inc. and Procter & Gamble (and its wholly owned subsidiary The Gillette Company).

        For the three months ended June 30, 2009 and 2008, we recognized no funded product development revenues from Procter & Gamble (and its wholly owned subsidiary The Gillette Company). For the six months ended June 30, 2009 and 2008, we recognized $0 and $198,000, respectively, of funded product development revenues from Procter & Gamble (and its wholly owned subsidiary The Gillette Company). The decrease in funded product development revenue from Procter & Gamble is the result of the termination of the Development and License Agreement with Gillette in the first quarter of 2008.

         For the three months ended June 30, 2009 and 2008, we recognized $398,000 in each period of funded product development revenues from Johnson & Johnson. The funded product development revenues from Johnson & Johnson in the three months ended June 30, 2009 and 2008 are provided for in an amendment signed in August 2007 with Johnson & Johnson to provide for additional development funding for certain development activities. These payments will be recognized as revenue as costs are incurred and services are provided. For the six months ended June 30, 2009 and 2008, we recognized $830,000 and $797,000, respectively, of funded product development revenues from Johnson & Johnson. The funded product development revenues from Johnson & Johnson in the six months ending June 30, 2009 and 2008 are provided for under an amendment signed in August 2007 with Johnson & Johnson to provide for additional development funding for certain development activities. As of June 30, 2009 and December 31, 2008, $598,000 and $726,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue. Going forward, Johnson & Johnson will provide us with quarterly payments for development activities related to the June 2009 amendment (see Note 10).

        Other revenues. For the three months ended June 30, 2009 and 2008, we recognized $1.25 million each period of other revenues, consisting of quarterly payments relating to a License Agreement with The Procter & Gamble Company (see Note 9). For the six months ended June 30, 2009 and 2008, we recognized $2.5 million and $2.7 million, respectively, of other revenues, consisting primarily of quarterly payments relating to a License Agreement with The Procter & Gamble Company. Other revenues for the six months ended June 30, 2008, also include the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement of $250,000. As of June 30, 2009 and December 31, 2008, $0 and $1.25 million, respectively, of advance payments received from Procter & Gamble for which services were not yet provided were included in deferred revenue.

         Cost of product revenues. For the three months ended June 30, 2009 and 2008, the cost of product revenues as a percentage of total revenues was 35% and 27%, respectively. For the six months ended June 30, 2009 and 2008, the cost of product revenues as a percentage of total revenues was 35% and 28%, respectively. The increase is due to lower product sales volume which resulted in lower overhead absorption and a shift in product sales to outside North America where we sell most of our products at fixed transfer prices.

        Cost of royalty revenues. The cost of royalty revenues decreased for the three and six months ended June 30, 2009 in comparison to the same periods in 2008. For the three months ended June 30, 2009, the decrease is attributed to lower on-going royalty payments from our licensees. For the six months ended June 30, 2009, the decrease is attributed to lower on-going royalty payments from our licensees and the recognition in 2008 of $682,000 in back-owed royalties from a patent settlement agreement with Alma Lasers, Ltd. executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2008.

        Research and development expense. Research and development expense is a direct result of our spending related to our continued commitment of introducing new technology as well as enhancing our current family of products.

        Expenses relating to the Johnson & Johnson Joint Development and License Agreement (see Note 10) decreased during the three and six months ended June 30, 2009 by $390,000 and $626,000, respectively, as compared to the same periods in 2008. The decrease for the three months ended June 30, 2009 was mainly due to decreases of $276,000 for material costs, $78,000 for payroll and payroll related expenses, and $48,000 for clinical expenses, offset by an increase of $13,000 for general overhead expenses. The decrease for the six months ended June 30, 2009 was mainly due to decreases of $435,000 for material costs, $197,000 for general overhead expenses, and $128,000 for payroll and payroll related expenses, offset by an increase of $133,000 for clinical expenses.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products, and research and development overhead decreased by $1.1 million and $2.5 million for the three and six months ended June 30, 2009 as compared to the same periods in 2008. The main drivers of the decrease in the three and six months ended June 30, 2009 as compared to the same periods in 2008 are lower SFAS 123R compensation expense and an overall reduction of expenses during the global economic slowdown.

        Selling and marketing expense. For the three months ended June 30, 2009, selling and marketing expense decreased by $914,000 over the comparable period in 2008. For the three months ended June 30, 2009, factors driving the decrease in selling and marketing expense were decreases of $352,000 from commission expense, $275,000 from general overhead expenses, and $288,000 from payroll and payroll related expenses as compared to the same period in 2008. For the six months ended June 30, 2009, selling and marketing expense decreased by $3.0 million over the comparable period in 2008. For the six months ended June 30, 2009, factors driving the decrease in selling and marketing expense were decreases of $1.2 million from commission expense, $1.0 million from general overhead expenses, and $817,000 from payroll and payroll related expenses as compared to the same period in 2008. The majority of these decreases in selling and marketing expenses directly correlate with the decreases we have experienced in our product revenues as well as our intention to reduce expenses during this difficult economic period. Expenses related to our foreign subsidiaries totaled approximately $300,000 and $143,000 in the three months ended June 30, 2009 and 2008, respectively and $533,000 and $307,000 in the six months ended June 30, 2009 and 2008.

        General and administrative expense. For the three months ended June 30, 2009, general and administrative expenses decreased by $2.9 million over the comparable period in 2008. For the quarter ended June 30, 2009, factors driving the decrease in general and administrative expense were decreases of $2.9 million from legal expenses mainly related to patent litigation and a decrease in bad debt expense of $520,000, offset by an increase of $865,000 from incentive compensation as compared to the same period in 2008. For the six months ended June 30, 2009, general and administrative expenses decreased by $6.2 million over the comparable period in 2008. For the quarter ended June 30, 2009, factors driving the decrease in general and administrative expense were decreases of $6.0 million from legal expenses mainly related to patent litigation, $1.3 million from payroll and payroll related expenses which includes a $1.3 million decrease in SFAS 123R compensation expense, decrease in bad debt expense of $283,000, offset by an increase of $1.9 million from incentive compensation as compared to the same period in 2008.

        Interest income. Interest income decreased for the three and six months ended June 30, 2009 over the comparable periods in 2008 due to lower cash, cash equivalents, and investments balances mainly due to the construction of our new operational facility, lower interest rates and a more conservative investment strategy. For the six months ended June 30, 2009 and 2008, we received $0 and $52,000 of interest, respectively, on back-owed royalty revenues related to the new patent license agreement with Alma Lasers, Ltd.

        Other income. Other income for the three and six months ended June 30, 2009 and 2008, includes the foreign exchange gain (loss) resulting from transactions in currencies other than the U.S. dollar.

        Benefit from (provision for) income taxes.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. Our effective benefit tax rate for the six months ended June 30, 2009 and 2008 was 35% and 39%, respectively.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Six months ended June 30,		Change
	2009	2008	$	%
Cash flows from (used in) operating activities	$4,245	$(978)	5,223	534%
Cash flows (used in) from investing activities	(9,410)	32,060	(41,470)	(129%)
Cash flows from (used in) financing activities	5,747	(2,633)	8,380	318%
Capital expenditures, including construction in
progress	$9,410	$525	8,885	1,692%

Additionally, our cash, investments, accounts receivable, inventories, working capital, and notes payable are shown below for the periods indicated (in thousands).

	June 30,	December 31,	Change
	2009	2008	$	%
Cash and cash equivalents	$123,215	$122,601	614	1%
Current investments, at fair value	650	--	650	100%
Accounts receivable, net	5,221	6,395	(1,174)	(18%)
Inventories, net	12,949	16,046	(3,097)	(19%)
Working capital	120,553	129,703	(9,150)	(7%)
Non-current investments, at fair value	4,138	4,487	(349)	(8%)
Notes payable	12,000	6,000	6,000	100%

        We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of June 30, 2009, we had $12 million of short-term debt outstanding under a $30 million revolving note agreement, which was repaid on July 1, 2009.

        At June 30, 2009, we held $4.8 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As of June 30, 2009, we had been informed that $650,000 of our ARS will be redeemed in July 2009. We have classified these ARS as current investments. As the remainder of our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of June 30, 2009. In the six months ended June 30, 2009, we did not sell any of the ARS held at December 31, 2008.

        We have determined that the fair value of our ARS was temporarily impaired as of June 30, 2009. For the three and six months ended June 30, 2009, we marked to market our ARS and recorded an unrealized gain of $0.3 million and $0.2 million, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of June 30, 2009, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

         Cash flows from operating activities for the six months ended June 30, 2009, increased compared to the same period in 2008. This increase in operating activity cash flows reflects a decrease in working capital requirements, offset by a decrease in profitability and an decrease in stock compensation expense in the first six months of 2009, compared to the same period in 2008. Cash flows related to investing activities decreased for the six months ended June 30, 2009, compared to the same period in 2008. These amounts primarily reflect cash used for purchases of property and equipment, purchases of investments, offset by proceeds from the sale of investments. Cash flows from financing activities increased for the six month period ended June 30, 2009, compared to the same period in 2008. This increase was primarily due to an increase in net proceeds from borrowing on credit facilities and a decrease in the purchase of treasury shares, offset by a decrease in tax benefits from stock option exercises.

        In December 2008, we secured access to a revolving note through December 17, 2013. Through December 16, 2010, we have access to $30 million. The credit limit is subsequently reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At June 30, 2009 and December 31, 2008, we had outstanding debt of $12 million and $6 million, respectively, at an average interest rate of 1.06% and 1.22%, respectively. The interest expense was capitalized into Construction in Progress which is a component of Property and Equipment on the consolidated balance sheets and was immaterial for the three and six months ended June 30, 2009. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008. On July 1, 2009, we repaid the $12 million outstanding as of June 30, 2009 and had no further debt outstanding.

        Our revolving note requires that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. At June 30, 2009, we were in compliance with the financial covenants. If we were to default on our debt, the building would be used as collateral.

        Excluding the construction of our new operational facility, as discussed below, we anticipate that capital expenditures relating to machinery and equipment, furniture and fixtures, and leasehold improvements for the remainder of 2009 will total approximately $400,000. We expect to finance these expenditures with cash on hand.

        On November 19, 2008, we purchased land for $10.7 million on which we are building our new operational facility. Construction of the building is expected to be completed during the first quarter of 2010. We anticipate that capital expenditures related to the building for 2009 will be approximately $23 million. During the three and six months ended June 30, 2009, we had $6.4 million and $9.4 million of capital expenditures related to the building. The total cost of the building (exclusive of land) is expected to cost approximately $25 million. We are financing this project by using cash on hand and drawing down on our line of credit.

        On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice. During the six months ended June 30, 2009, we used $258,000 to purchase 35,000 shares of our common stock at an average price of $7.39.

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2009, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to three patent license agreements with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three and six months ended June 30, 2009 totaled approximately $0.6 million and $1.3 million, respectively.

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

         On November 19, 2008, we purchased land for $10.7 million on which we are building our new operational facility. For more information, please see the Purchase and Sale Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2008.

        The following table summarizes our estimated contractual cash obligations as of June 30, 2009, excluding construction in progress related to our new building, royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$1,844	$1,572	$272	$ --	$ --
Purchase commitments	3,086	3,086	--	--	--

Total contractual cash obligations	$4,930	$4,658	$272	$ --	$ --

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

        Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At June 30, 2009, we held $4.8 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As of June 30, 2009, we had been informed that $650,000 of our ARS will be redeemed in July 2009. We have classified these ARS as current investments. As the remainder of our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of June 30, 2009. In the six months ended June 30, 2009, we did not sell any of the ARS held at December 31, 2008. The recovery of the remaining $4.8 million ARS held is based upon market factors which are not within our control.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

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

        There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

Candela Corporation, Massachusetts Litigation

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “‘844 patent”), which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “‘568 patent”) are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims.

        We filed an amended complaint on February 16, 2007 to add the Massachusetts General Hospital as a plaintiff. In addition, we further alleged that Candela’s GentleMAX system willfully infringes the ‘844 patent and that Candela’s Light Station system willfully infringes both the ‘844 and ‘568 patents. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007, we filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s allegations. A claim construction hearing, sometimes called a “Markman Hearing”, was held August 2, 2007, and we received what we consider to be a favorable Markman ruling on November 9, 2007.

        On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”). On December 9, 2008, Candela also filed requests for reexamination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. Rejecting Candela’s and the other company’s arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled these claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On July 13, 2009, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘844 patent which will close the reexamination proceeding on the ‘844 patent. The reexamination of the ‘568 patent is ongoing and no office action has yet been issued.

        While we intend to vigorously respond to the ‘568 reexamination procedure, each reexamination is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome would materially hurt our business, financial condition, results of operations and cash flows.

        On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit. Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent. On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition.

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

        In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the United States Patent and Trademark Office (“Patent Office”). In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent. On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office makes its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) will be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known. No trial date has yet been set. We are defending the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Alma Lasers, Inc., Delaware Litigation

        On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma’s products and is invalid over prior art. Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma’s allegations that the patent is invalid and not infringed. We also filed a counterclaim accusing Alma’s Pixel C0[2] Omnifit Fractional C0[2] Handpiece and Pixel C0[2] Fractional C0[2] Skin Resurfacing System of infringing the patent. On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge. On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation. Due to unforeseen circumstances, the mediation scheduled for June 30, 2009 was postponed until October 13, 2009.

Syneron, Inc., Massachusetts Litigation

        On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron’s eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe U.S. Patent Nos. 5,595,568 and 5,735,844, which are exclusively licensed to us by the Massachusetts General Hospital. In March 2009, we served Syneron with this suit. On April 30, 2009, the parties filed a stipulation to stay the lawsuit pending the outcome of the reexaminations of U.S. Patent Nos. 5,595,568 and 5,735,844.

Tria Beauty, Inc., Massachusetts Litigation

        On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges that the Tria System, which use light-based technology for hair removal, willfully infringe U.S. Patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. We filed a reply denying the material allegations of the counterclaims.

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
32
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
35
o	disruption of operations during the move from our current facility to our new operational facility.

Our effective income tax rate may vary significantly.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, changes in our deferred tax assets and related valuation allowances, future levels of research and development spending, stock option grants, deductions for employee stock option exercises being different than what we projected, and changes in overall levels of income before taxes.

We may not be able to realize our deferred tax assets.

        Although we have generated a profit in recent years, we incurred losses during 2008 and the first half of 2009 and have a history of losses. If we do not achieve a certain amount of profitability in the near future, it may be more likely than not that we will not be able to realize some or all of our deferred tax assets. If we are unable to use some or all of our deferred tax assets, we could have a significant charge to our statement of operations which would affect our profitability.

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

        We believe that our Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. and our past Development and License Agreement with The Gillette Company (now a wholly owned subsidiary of Procter & Gamble Company), which was replaced by a License Agreement with Procter & Gamble, represent unique opportunities to bring light-based devices to the mass market. Significant resources and the attention of key technical personnel and management have been and may continue to be directed to the development and commercialization of such devices even though such devices will not likely be commercialized for several years, if ever.  In addition, we cannot be sure that these parties will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.  During the term of the agreements, both Johnson & Johnson and Procter & Gamble have the ability to choose not to continue and may terminate the agreements.  If Johnson & Johnson or Procter & Gamble should terminate their agreement with us, we will not receive certain payments, including the TTP Quarterly Payments of $1.25 million, and the price of our common stock could fall significantly. If Johnson & Johnson should terminate their agreement with us, we may proceed to develop and commercialize the devices on our own or with a third party. We are currently developing devices on our own which may compete with products sold by Procter & Gamble.  However, there can be no assurance that we will be able to successfully implement such a strategy.  In addition, after commercialization of such devices, Johnson & Johnson and Procter & Gamble are to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold. In addition, a certain portion of the proceeds received on such sales may be owed to Massachusetts General Hospital.  This could have a material adverse effect on our business, results of operations and financial condition.

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

         Although we have generated a profit in recent years, we incurred losses during 2008 and the first half of 2009 and have a history of losses. We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, including practitioners postponing their buying decisions due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

        As of June 30, 2009, we held approximately $4.8 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of June 30, 2009 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At June 30, 2009, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets, except for $650,000 which will be redeemed for par in Q3 2009, and have recorded a cumulative unrealized loss of $0.2 million net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of June 30, 2009, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

        Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

o	acceptance and success of new products or technologies;
o	the success of competitive products or technologies;
o	regulatory developments in the United States and foreign countries;
o	developments or disputes concerning patents or other foreign countries;
o	the recruitment or departure of key personnel;
o	variations in our financial results or those of companies that are perceived to be similar to us;
o	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and
o	general economic, industry and market conditions.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
April 1, 2009 through April 30, 2009	--	--	--	334,500
May 1, 2009 through May 31, 2009	10,000	$ 9.77	10,000	324,500
June 1, 2009 through June 30, 2009	--	--	--	324,500

Total	10,000	$ 9.77	10,000	324,500

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

Item 3. Defaults upon senior securities

         None.

Item 4. Submission of matters to a vote of security holders

        Palomar’s Annual Meeting of Shareholders was held on May 20, 2009 (the “Annual Meeting”). At the Annual Meeting, stockholders voted on three matters: the election of directors for a term of one year, the ratification of the appointment of Ernst & Young LLP as the Company’s registered public accounting firm, and the approval of the 2009 Stock Incentive Plan. The stockholders elected management’s nominees as directors in an uncontested election, ratified the appointment of the registered public accounting firm, and did not approve the 2009 stock incentive plan by the following votes, respectively:

Matter
Proposal #1: The Election of Directors
	Votes For	Withheld
Joseph P. Caruso	9,240,353	7,225,072
Jeanne Cohane	8,932,311	7,533,114
Nicolas P. Economou	9,627,955	6,837,470
James Martin	8,928,417	7,537,008
A. Neil Pappalardo	9,622,068	6,843,357
Louis (Dan) Valente	9,208,552	7,256,873

Matter
Proposal #2: The Ratification of Ernst & Young LLP as the Company's Independent Auditors

	Votes For	Withheld	Abstained

Ernst & Young LLP	16,354,539	71,777	39,107

Matter
Proposal #3: The Approval of the 2009 Stock Incentive Plan

	Votes For	Votes Against	Abstained
	5,261,719	7,157,031	293,693

Item 5. Other information

         None.

Item 6. Exhibits

10.71+	Fifth Amendment to the September 7, 2004 Joint Development and License Agreement Between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc.

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: August 5, 2009	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: August 5, 2009	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

46