Form 10-Q
period 2009-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2009-11-05
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

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

The number of shares outstanding of the registrant's common stock as of the close of business on November 2, 2009 was 18,067,989.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$109,359,977	$122,601,139
Accounts receivable, net	5,499,647	6,395,364
Inventories	12,454,618	16,045,725
Deferred tax assets	4,365,479	4,149,583
Other current assets	1,721,407	2,613,003

Total current assets	133,401,128	151,804,814

Investments, at fair value	4,124,313	4,486,834

Property and equipment, net	29,531,908	14,225,397

Deferred tax assets	1,356,021	1,197,876

Other assets	6,111	7,515

Total assets	$168,419,481	$171,722,436

Liabilities and Stockholders' Equity
Current liabilities
Note payable	$--	$6,000,000
Accounts payable	6,674,096	3,247,051
Accrued liabilities	8,013,887	6,688,137
Deferred revenue	4,115,936	6,166,246

Total current liabilities	18,803,919	22,101,434

Accrued income taxes	2,830,699	2,815,577

Total liabilities	$21,634,618	$24,917,011

Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued - 18,479,345 shares	184,794	184,794
Additional paid-in capital	206,759,047	205,306,957
Accumulated other comprehensive loss	(283,628)	(542,443)
Accumulated deficit	(54,502,132)	(52,547,173)
Treasury stock, at cost - 411,356 and 413,255 shares, respectively	(5,373,218)	(5,596,710)

Total stockholders' equity	$146,784,863	$146,805,425

Total liabilities and stockholders’ equity	$168,419,481	$171,722,436

The accompanying notes to condensed consolidated financial statements. 3

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Product revenues	$11,229,156	$19,223,597	$34,823,566	$56,118,901
Royalty revenues	1,264,022	2,777,627	4,032,039	8,294,211
Funded product development revenues	806,482	954,907	1,636,082	1,949,944
Other revenues	1,250,000	1,250,000	3,750,000	3,997,625

Total revenues	14,549,660	24,206,131	44,241,687	70,360,681

Costs and expenses
Cost of product revenues	4,775,259	6,764,284	15,266,663	19,689,284
Cost of royalty revenues	505,609	1,111,051	1,612,816	3,317,685
Research and development	3,305,311	4,219,677	10,125,279	14,153,284
Selling and marketing	4,062,930	5,946,025	13,464,732	18,371,742
General and administrative	2,451,496	5,952,934	7,566,053	17,284,595

Total costs and expenses	15,100,605	23,993,971	48,035,543	72,816,590

(Loss) income from operations	(550,945)	212,160	(3,793,856)	(2,455,909)
Interest income	218,169	798,522	551,817	3,058,056
Other income (expense)	156,941	(68,908)	506,761	(61,164)

(Loss) income before income taxes	(175,835)	941,774	(2,735,278)	540,983
Provision for (benefit from) income taxes	120,752	345,300	(780,319)	189,032

Net (loss) income	$(296,587)	$596,474	$(1,954,959)	$351,951

Net (loss) income per share
Basic	$(0.02)	$0.03	$(0.11)	$0.02

Diluted	$(0.02)	$0.03	$(0.11)	$0.02

Weighted average number of shares outstanding
Basic	18,065,655	18,091,419	18,058,246	18,175,772

Diluted	18,065,655	18,289,995	18,058,246	18,450,464

Comprehensive (loss) income:
Net (loss) income	$(296,587)	$596,474	$(1,954,959)	$351,951
Unrealized (loss) gain from marketable securities	(24,138)	67,949	142,645	(125,150)
net of taxes (benefit) of $14,279, $(43,736)
$(119,834) and $80,553, respectively
Foreign currency translation adjustment	(24,690)	21,260	(115,680)	17,139

Comprehensive (loss) income	$(345,415)	$685,683	$(1,927,994)	$243,940

See accompanying notes to condensed consolidated financial statements. 4

Palomar Medical Technologies, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net (loss) income	$(1,954,959)	$351,951
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	469,167	515,085
Stock-based compensation expense	2,573,483	5,104,338
Provision for bad debt	139,810	302,228
Inventory write-off	151,274	440,000
Change in deferred tax asset	(1,179,411)	(2,104,833)
Tax benefit from the exercise of stock options	(264,100)	(1,994,199)
Other non-cash items	178,000	17,139
Changes in assets and liabilities:
Accounts receivable	738,195	4,795,435
Inventories	3,690,047	(3,492,896)
Other current assets	894,688	123,622
Other assets	2,538	(8,494)
Accounts payable	2,947,087	2,359,232
Accrued liabilities	1,428,661	(2,452,065)
Accrued income taxes	15,122	--
Deferred revenue	(2,047,346)	122,058

Net cash from operating activities	7,782,256	4,078,601

Investing activities
Capital expenditures	(15,775,678)	(889,904)
Purchases of investments	--	(1,250,000)
Proceeds from sale of investments	625,000	37,635,000

Net cash (used in) from investing activities	(15,150,678)	35,495,096

Financing activities
Proceeds from the exercise of stock options and warrants	117,415	429,509
Tax benefit from the exercise of stock options	264,100	1,994,199
Costs incurred related to issuance of common stock	--	(44,700)
Costs incurred related to purchase of stock for treasury	(258,491)	(4,622,245)
Proceeds from borrowings on credit facility	14,000,000	--
Payments on credit facility	(20,000,000)	--

Net cash used in financing activities	(5,876,976)	(2,243,237)

Effect of exchange rate changes on cash and cash equivalents	4,236	--

Net (decrease) increase in cash and cash equivalents	(13,241,162)	37,330,460
Cash and cash equivalents, beginning of the period	122,601,139	90,460,350

Cash and cash equivalents, end of the period	$109,359,977	$127,790,810

Supplemental disclosure of cash flow information
Cash paid for income taxes	$36,493	$914,574

Supplemental noncash investing activities
Unrealized gain on marketable securities, net of taxes	$142,645	$(125,150)

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

        In 2009, we reclassified certain balances within current assets. To be consistent with the 2009 presentation, we reclassified certain 2008 balances within current assets in the accompanying Condensed Consolidated Balance Sheets. The reclassifications had no impact on previously reported results of operations or cash flow related to operating activities.

        We are required to evaluate events occurring after September 30, 2009, the end of our third quarter, for recognition and disclosure in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009. Events are evaluated based on whether they represent information existing as of September 30, 2009, which require recognition in the unaudited condensed consolidated financial statements or new events occurring after September 30, 2009, which do not require recognition, but require disclosure if the event is significant to the unaudited condensed consolidated financial statements. We evaluated events occurring subsequent to September 30, 2009 through November 5, 2009, the date of issuance of these financial statements. In Note 2, we disclose the stock option exchange and restricted stock award grant approved by the Board of Directors in October 2009. In Note 10, we disclose the termination of our Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc.

Note 2 – Stock-based compensation

        Our net loss increased by approximately $0.7 million and $1.9 million for the three and nine months ended September 30, 2009, respectively, as a result of stock-based compensation expense. Our net income decreased by $0.8 million and $3.3 million for the three and nine months ended September 30, 2008, as a result of stock-based compensation expense. The compensation expense for the three and nine months ended September 30, 2009 increased our net loss per share by $0.04 and $0.10. The compensation expense for the three and nine months ended September 30, 2008 decreased our basic and diluted earnings per share by $0.04 and $0.18, respectively. As of September 30, 2009, there was $6.0 million of unrecognized compensation expense related to non-vested share awards. The expense is expected to be recognized over a weighted-average period of 2.1 years.

         Stock Options

        During the three and nine months ended September 30, 2009, no options were granted.

        The following table summarizes our stock option activity since December 31, 2008:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	3,228,299	$0.90 - $26.00	$ 15.81	6.88	$ 2,208,789

Granted	--	--	--
Exercised	(36,899)	$1.97 - $ 8.11	3.18
Canceled	(12,875)	$13.31 - $16.53	$ 13.56

Outstanding, September 30, 2009	3,178,525	$0.90 - $26.00	$ 15.96	6.20	$6,627,629

Exercisable, September 30, 2009	2,784,776	$0.90 - $26.00	$ 16.34	5.89	$5,485,756

        The total intrinsic value for stock options exercised during the nine months ended September 30, 2009 and 2008 was $0.3 million and $1.5 million, respectively.

        The following table summarizes information about stock options outstanding as of September 30, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $10.72	208,367	2.35 years	$ 2.41	208,367	$ 2.41
13.31 - 13.31	1,282,500	8.41 years	13.31	888,751	13.31
13.66 - 16.53	1,033,158	4.60 years	16.49	1,033,158	16.49
23.61 - 26.00	654,500	5.60 years	24.64	654,500	24.64

$0.90 - $26.00	3,178,525	6.20 years	$15.96	2,784,776	$16.34

         In October 2009, our Board of Directors reviewed our outstanding equity compensation arrangements and determined to provide our management, employees and directors with appropriate incentives to achieve our business and financial goals while at the same time minimizing the accounting costs of these incentives and reducing the overhang caused by stock options that are significantly underwater. As a result of this review and determination, in October 2009, our Board approved a stock option exchange program for some of our significantly underwater options. As part of this program, during the fourth quarter of 2009 we expect to provide certain employees, officers and directors who were previously granted stock options for the purchase of a total of 650,500 shares of our common stock with exercise prices of $24.63 and $26.00 per share with the opportunity to amend these options to (i) reduce the number of shares that are the subject of these options based on a conversion ratio which will not create (or will minimize to the maximum extent possible) any incremental stock-based compensation expense on the date of amendment (the “Amendment Date”), (ii) reduce the exercise price to an amount equal to the closing price of our common stock on The Nasdaq Global Select Market on the Amendment Date and (iii) extend the expiration date until 10 years from the Amendment Date. In addition, certain participants in this program will be granted a number of fully vested shares of restricted common stock under our 2004 Stock Incentive Plan equal to the difference between the number of shares of common stock that was the subject of the stock option initially granted under the 2004 Stock Incentive Plan and the number of shares evidenced by the option following the amendment. We estimate we will incur a one-time stock-based compensation charge of between $4 million and $5 million in the fourth quarter of 2009 as a result of these restricted stock awards.

         Stock-Settled Stock Appreciation Rights

        The granted stock-settled stock appreciation rights (SARs) are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. Since 2007, stock-settled SARs were granted and the conversion price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. The SARs become exercisable over a four-year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense is being recognized over the four-year period on a straight-line basis. During the three and nine months ended September 30, 2009, there were 0 and 1,000 stock-settled SARs granted, respectively.

        On August 10, 2009, 143,184 SARs which were granted on August 10, 2007 vested. As the fair market value of our common stock on August 10, 2009 was less than the SARs’ conversion price, these SARs expired without any benefit to the grantees.

        The following table summarizes our stock-settled stock appreciation rights activity since December 31, 2008:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	797,500	$ 11.61	2.17	$1,240,814

Granted	1,000	5.60
Converted	--	--
Canceled	(186,784)	$ 13.75

Outstanding, September 30, 2009	611,716	$ 10.95	1.67	$3,220,114

Vested, September 30, 2009	--	--	--	--

SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price
$5.44 - $7.97	325,400	1.88 years	$ 7.91
14.40 - 14.40	286,316	1.36 years	14.40

$5.44 - $14.40	611,716	1.67 years	$10.95

Warrants The following table summarizes our warrant activity since December 31, 2008:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2008	10,000	$ 2.81	$2.81	1.43	$87,175
Granted	--	--	--
Exercised	--	--	--
Canceled	--	--	--

Outstanding, September 30, 2009	10,000	$ 2.81	$2.81	0.68	$133,975

Exercisable, September 30, 2009	10,000	$ 2.81	$2.81	0.68	$133,975

        The total intrinsic value for warrants exercised for the nine months ended September 30, 2009 and 2008 were $0 and $815,000, respectively.

Note 3 – Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	$ 4,887,576	$ 7,757,417

Work in process	1,625,027	1,517,400
Finished goods	5,942,015	6,770,908

Total	$12,454,618	$16,045,725

Note 4 – Property and equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. Land and construction in progress assets are not depreciated. At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	September 30, 2009	December 31, 2008	Estimated useful life
Land	$ 10,680,000	$ 10,680,000
Machinery and equipment	2,100,331	2,100,331	3-8 years
Furniture and fixtures	3,321,171	3,248,093	5 years
Leasehold improvements	537,648	537,648	Shorter of estimated useful life or term of lease
Construction in progress	18,188,464	2,485,864

	34,827,614	19,051,936
Accumulated depreciation	(5,295,706)	(4,826,539)

Total	$ 29,531,908	$ 14,225,397

        On November 19, 2008, we purchased land for $10.7 million on which we are building our new operational facility. Construction of the building is expected to be completed during the first quarter of 2010. We anticipate that capital expenditures related to the building for 2009 will be approximately $24 million. During the three and nine months ended September 30, 2009, we had $6.3 million and $15.7 million, respectively, of capital expenditures related to the building. The total cost of the building (exclusive of land) is expected to be approximately $25 million. We are financing this project by using cash on hand.

Note 5 – Warranty costs

        We typically offer a one year warranty on our base systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost of the standard warranty coverage as a charge to cost of revenue when revenue is recognized. The estimated warranty cost is based on units sold, historical product performance and the cost per repair. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Warranty accrual, beginning of year	$856,158	$1,051,432
Charges to cost and expenses relating to new sales	952,768	1,822,196
Costs of product warranty claims	(1,255,584)	(2,017,470)

Warranty accrual, end of period	$553,342	$856,158

Note 6 – Fair Value of Financial Instruments

         In September 2006, the FASB issued new guidance on fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and we adopted on January 1, 2008.  In February 2008, the FASB issued an update to the fair value measurement guidance. This guidance permits the delayed application of the fair value measurement guidance for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

        We performed an analysis of our investments held at September 30, 2009 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

        The FASB’s fair value measurement guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

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

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

Assets (In thousands)	Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ --	$ --	$2,622	$2,622
Auction-rate municipal securities	--	--	1,502	1,502

Total	$ --	$ --	$4,124	$4,124

10
Assets (In thousands)	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ --	$ --	$3,166	$3,166
Auction-rate municipal securities	--	--	1,321	1,321

Total	$ --	$ --	$4,487	$4,487

        At September 30, 2009, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $2.9 million and $1.6 million, respectively. At December 31, 2008, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $3.5 million and $1.6 million, respectively. As described in more detail below, all of our auction-rate securities have unrealized temporary losses in accumulated other comprehensive income. We have no other-than-temporary impairments.

        There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

Level 3 Gains and Losses

        The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2009.

(In thousands)	Auction-rate preferred securities	Auction-rate municipal securities	Total
Balance at December 31, 2008	$3,166	$1,321	$4,487
Net payments, purchases and sales	(625)	--	(625)
Net transfers in/(out)	--	--	--
Gains/(losses)
Realized	--	--	--
Unrealized	81	181	262

Balance at September 30, 2009	$2,622	$1,502	$4,124

        All of the above auction-rate securities (“ARS”) have been in a continuous unrealized loss position for 12 months or longer. We continue to receive regular dividends from each of our ARS at current market rates.

        Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As approximately $4.1 million of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of September 30, 2009.

         The fair value of our holdings of ARS at September 30, 2009 was $4.1 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the three months ended September 30, 2009 as compared to prior reporting periods. Our valuation analysis showed that our ARS have no credit risk. The impairment is due to liquidity risk. Additionally, as of September 30, 2009, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of September 30, 2009. For the three and nine months ended September 30, 2009, we marked to market our ARS and recorded an unrealized loss of $24,000 and an unrealized gain of $143,000, respectively, net of taxes in accumulated other comprehensive income in stockholders’ equity to reflect the cumulative temporary impairment of approximately $200,000, net of taxes, on our ARS as of September 30, 2009.

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

Note 7 – Geographic information

        North America product revenue was $7.1 million and $12.0 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, North America product revenue was $20.9 million and $37.8 million, respectively. International product revenue outside North America, consisting of revenue from our Australian subsidiary, distributors and our sales shipped directly to customers was $4.2 million and $7.2 million for the three months ended September 30, 2009 and 2008, respectively, while international product revenue for the nine months ended September 30, 2009 and 2008 was $13.9 million and $18.3 million, respectively. The following table represents the percentage of product revenue by geographic region for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
North America	62.9%	62.6%	60.1%	67.4%
Europe	17.0%	18.4%	17.7%	15.1%
South and Central America	9.9%	10.1%	7.8%	8.6%
Asia/Pacific Rim	3.2%	3.9%	5.4%	4.7%
Australia	4.2%	1.7%	5.2%	1.2%
Middle East	2.8%	3.3%	3.8%	3.0%

Total	100.0%	100.0%	100.0%	100.0%

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

        A reconciliation of basic and diluted shares for the three and nine months ended September 30, 2009 and 2008, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average number of shares
outstanding	18,065,655	18,091,419	18,058,246	18,175,772
Potential common shares pursuant to stock
options, stock appreciation rights and warrants	--	198,576	--	274,692

Diluted weighted average number of shares
outstanding	18,065,655	18,289,995	18,058,246	18,450,464

        For the three months ended September 30, 2009 and 2008, approximately 2.3 million and 4.1 million, respectively, weighted average options, stock-settled SARs, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

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

        For the three months ended September 30, 2009 and 2008, we recognized $0 and $18,000 of funded product development revenues from P&G and Gillette under the Development and License Agreement and various other agreements. For the nine months ended September 30, 2009 and 2008, we recognized $0 and $216,000 of funded product development revenues from P&G and Gillette, respectively, under the Development and License agreement and various other agreements.

        Under the License Agreement, for each of the three months ended September 30, 2009 and 2008, we recognized $1.25 million of other revenues from P&G, respectively. In each of the nine months ended September 30, 2009 and 2008, we recognized $3.75 million of other revenues from P&G. The $1.25 million payments are quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments will be made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset. As of September 30, 2009 and December 31, 2008, there were $0 and $1.25 million of advance payments received from P&G for which services were not yet provided were included in deferred revenue, under the License Agreement.

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

        On October 16, 2009, we announced the termination of our Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. Despite having met all of our deliverables under the agreement, Johnson & Johnson terminated the agreement referencing the current unfavorable economic conditions as the reason for its decision. With this decision, Johnson & Johnson avoids having to make a large commercialization payment to us and avoids having to commit to the significant level of funding required to successfully launch a new product into the consumer market. For more information, please see our press release filed as an Exhibit 99.1 to our Current Report on Form 8-K filed October 16, 2009.

        For the three months ended September 30, 2009 and 2008, we recognized approximately $806,000 and $937,000, respectively, of funded product development revenues from Johnson & Johnson. For the nine months ended September 30, 2009 and 2008, we recognized approximately $1.6 million and $1.7 million, respectively, of funded product development revenues from Johnson & Johnson. As of September 30, 2009 and December 31, 2008, $199,000 and $726,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

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

Note 11 – Notes Payable

        In December 2008, we secured access to a revolving note through December 17, 2013. Through December 16, 2010, we have access to $30 million. The credit limit is subsequently reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At September 30, 2009 and December 31, 2008, we had outstanding debt of $0 million and $6 million, respectively. The average interest rate at December 31, 2008 was 1.22%. The interest expense was capitalized into Construction in Progress which is a component of Property and Equipment on the consolidated balance sheets and was immaterial for the three and nine months ended September 30, 2009. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008. On July 1, 2009, we repaid the $12 million outstanding as of June 30, 2009. As of September 30, 2009, we had no debt outstanding.

        Our revolving note requires that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. For all periods in which we had outstanding debt, we were in compliance with the financial covenants. If we were to default on our debt, the building would be used as collateral.

Note 12 – Income Taxes

        We provide for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes. Under this guidance, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In 2008 and 2009, we either expect to, or have incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will expire prior to utilization. Therefore, in 2008 and 2009, we established a full valuation allowance on this deferred tax asset.

        Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Although we have determined that a valuation allowance is not required with respect to our remaining net short-term and long-term deferred tax assets totaling $5.7 million at September 30, 2009, their recovery is dependent on achieving future operating income. Failure to achieve future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

        Additionally, under the FASB’s stock-based compensation guidance, we decreased our deferred tax assets by $0.9 million in the quarter ended September 30, 2009 due to the expiration of stock appreciation rights. The adjustment did not impact income tax expense as it was realized through a decrease to stockholders’ equity.

        At September 30, 2009, we have $2.8 million of net unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

        We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we had approximately $36,000 of accrued interest and penalties related to uncertain tax positions.

        The tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

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

        The following table shows our stock repurchase activity since June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program
July 1, 2009 through July 31, 2009	-	-	-	324,500
August 1, 2009 through August 31, 2009	-	-	-	324,500
September 1, 2009 through September 30, 2009	-	-	-	324,500

Total	-	-	-	324,500

Note 14 – Contingencies

Candela Corporation, Massachusetts Litigation

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “'844 patent”), which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “'568 patent”) are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims.

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

        On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”). On December 9, 2008, Candela also filed requests for reexamination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. Rejecting Candela’s and the other company’s arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On July 13, 2009, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘844 patent which will close the reexamination proceeding on the ‘844 patent.

        On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit. Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent. On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition. We are waiting for the Judge to rule on our motion.

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

Alma Lasers, Inc., Delaware Litigation

        On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma’s products and is invalid over prior art. Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma’s allegations that the patent is invalid and not infringed. We also filed a counterclaim accusing Alma’s Pixel C0(2) Omnifit Fractional C0(2) Handpiece and Pixel C0(2) Fractional C0(2) Skin Resurfacing System of infringing the patent. On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge. On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation. Due to unforeseen circumstances, the mediation scheduled for June 30, 2009 was postponed until October 13, 2009. Following our request, Magistrate Judge Mary Pat Thynge cancelled the mediation on October 6, 2009. By letter dated October 13, 2009, we asked Judge Farnan to re-open the case.

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

        On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. The Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On July 13, 2009, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘844 patent which will close the reexamination proceeding on the ‘844 patent.

        On August 14, 2009, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘568 patent which will close the reexamination proceeding on the ‘568 patent. This notice confirmed the validity and patentability of all the claims of the ‘568 patent including new claims 23 and 24.

        On September 23, 2009, we filed a motion to lift the stay and reopen the lawsuit. On October 6, 2009, Syneron filed their opposition to our motion to lift the stay, and on October 9, 2009, we filed our response to their opposition. We are waiting for the Judge to rule on our motion.

Tria Beauty, Inc., Massachusetts Litigation

        On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. We filed a reply denying the material allegations of the counterclaims. On September 21, 2009, following successful re-examination of U.S. Patent No. 5,595,568 (the ‘568 patent), we filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by the Massachusetts General Hospital. Our motion also included adding the Massachusetts General Hospital as a plaintiff in the lawsuit. Tria did not oppose the motion and the Judge granted the motion on October 8, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is presented in the following sections:

o	Forward-looking statements
o	Critical accounting policies
o	Overview
o	Results of operations
o	Liquidity and capital resources
o	Off-balance sheet arrangements
o	Contractual obligations

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

Critical accounting policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2008. There have been no material changes to our critical accounting policies as of September 30, 2009.

Recent Accounting Pronouncements

        In December 2007, the FASB ratified guidance on accounting for collaborative arrangements. This guidance focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date.  We adopted this guidance on January 1, 2009. The adoption of this guidance has not materially impacted our consolidated financial statements nor do we currently expect a material impact on our future consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance retains the fundamental requirements of previous guidance, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, the new guidance supersedes previous guidance which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. The new guidance now requires that purchased research and development be recognized as an intangible asset. We adopted the new guidance on January 1, 2009. As we had no acquisitions in the three and nine months ended September 30, 2009, the adoption had no impact on our consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements. This guidance clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for, and reporting of, transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income will encompass the total income of all consolidated subsidiaries, and there will be separate disclosure on the face of the statement of operations of the attribution of that income between the controlling and noncontrolling interests; increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. This new guidance is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. The guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated balance sheets and recasting consolidated net income to include net income attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted the new guidance on January 1, 2009. As our subsidiaries are 100% owned, the adoption had no impact on our consolidated financial statements.

        In April 2009, the FASB issued new guidance on interim disclosures about the fair value of financial instruments. This guidance is effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. We have adopted this guidance and included the disclosures in our consolidated financial statements.

        In April 2009, the FASB issued new guidance on the recognition and presentation of other-than-temporary impairments. This guidance is effective for interim and annual periods ending after June 15, 2009. The new guidance incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. The adoption of this guidance did not materially impact our consolidated financial statements.

        In April 2009, the FASB issued new guidance on the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim and annual periods ending after June 15, 2009. The guidance provides additional guidance for estimating fair value in accordance with the FASB’s previous fair value measurement guidance when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of this guidance did not materially impact our consolidated financial statements.

        In May 2009, the FASB issued new guidance on subsequent events which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, the guidance requires disclosure of the date through which subsequent events were evaluated. This guidance is effective for interim and annual periods after June 15, 2009. We have adopted this guidance and have evaluated subsequent events through November 5, 2009.

        In June 2009, the FASB issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position, results of operations or cash flows.

        In September 2009, the FASB issued new accounting guidance entitled, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force. It updates the existing multiple-element revenue arrangements guidance in Emerging Issues Task Force’s guidance entitled, Revenue Arrangements with Multiple Deliverables. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The update will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

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

        We generate our revenues through the sales of our products, royalties derived from sales by our licensees, and funded product development programs from other companies. Our total revenues for the three and nine month periods ended September 30, 2009, decreased by 40% and 37%, respectively, as compared to the same periods in 2008. The global economic downturn continues to negatively affect our business and the aesthetic device industry as a whole.

        At September 30, 2009, our balance sheet includes $109.4 million in cash and cash equivalents and no debt. During the three and nine months ended September 30, 2009, we had $3.6 million and $7.8 million, respectively, of positive cash flow from operations.

Results of operations

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2009		2008		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$11,229	77%	$19,223	79%	$(7,994)	(42%)
Royalty revenues	1,264	9%	2,778	12%	(1,514)	(54%)
Funded product development revenues	806	5%	955	4%	(149)	(16%)
Other revenues	1,250	9%	1,250	5%	--	--%

Total revenues	14,549	100%	24,206	100%	(9,657)	(40%)

Cost and expenses
Cost of product revenues	4,775	33%	6,764	28%	(1,989)	(29%)
Cost of royalty revenues	506	3%	1,111	5%	(605)	(54%)
Research and development	3,305	23%	4,220	17%	(915)	(22%)
Selling and marketing	4,063	28%	5,946	25%	(1,883)	(32%)
General and administrative	2,451	17%	5,953	24%	(3,502)	(59%)

Total cost and expenses	15,100	104%	23,994	99%	(8,894)	(37%)

(Loss) income from operations	(551)	(4%)	212	1%	(763)	(360%)

Interest income	218	1%	799	3%	(581)	(73%)
Other income (expense)	157	1%	(69)	--%	226	328%

(Loss) income before income taxes	(176)	(1%)	942	4%	(1,118)	(119%)

Provision for income taxes	121	1%	345	1%	(224)	(65%)

Net (loss) income	$(297)	(2%)	$597	3%	$(894)	(150%)

22
	Nine Months Ended September 30,
	2009		2008		Change
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	$	%
Revenues
Product revenues	$34,824	79%	$56,119	80%	$(21,295)	(38%)
Royalty revenues	4,032	9%	8,294	12%	(4,262)	(51%)
Funded product development revenues	1,636	4%	1,950	3%	(314)	(16%)
Other revenues	3,750	8%	3,998	5%	(248)	(6%)

Total revenues	44,242	100%	70,361	100%	(26,119)	(37%)

Cost and expenses
Cost of product revenues	15,267	34%	19,689	28%	(4,422)	(22%)
Cost of royalty revenues	1,613	4%	3,318	5%	(1,705)	(51%)
Research and development	10,125	23%	14,153	20%	(4,028)	(28%)
Selling and marketing	13,465	30%	18,372	26%	(4,907)	(27%)
General and administrative	7,566	17%	17,285	25%	(9,719)	(56%)

Total cost and expenses	48,036	108%	72,817	103%	(24,781)	(34%)

Loss from operations	(3,794)	(8%)	(2,456)	(3%)	(1,338)	54%

Interest income	552	1%	3,058	4%	(2,506)	(82%)
Other income (loss)	507	1%	(61)	--%	568	931%

(Loss) income before income taxes	(2,735)	(6%)	541	1%	(3,276)	(606%)

(Benefit from) provision for income taxes	(780)	(2%)	189	--%	(969)	(513%)

Net (loss) income	$(1,955)	(4%)	$352	1%	$(2,307)	(655%)

        Product revenues. Product revenues for the three and nine months ended September 30, 2009 decreased by approximately $8.0 million and $21.3 million, respectively, as compared to the same periods in 2008 due primarily from the global economic slowdown, a decrease in consumer confidence and additional tightening of available credit from lending facilities for our customers. For the three and nine months ended September 30, 2009, customer service revenue increased by 5% in both periods as compared to the same periods in 2008. Sales of the StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces and the Aspire body sculpting system were the leading contributors to our product revenues for the three and nine months ended September 30, 2009 and 2008.

        International product revenue, consisting of revenue from our Australian subsidiary as well as from distributors in Europe, Asia, the Pacific Rim, and South and Central America and our sales shipped directly to international customers, was 37% and 40%, respectively, of total product revenue for the three and nine months ended September 30, 2009 in comparison to 37% and 33%, respectively, for the same periods in 2008.

        Royalty revenues. Royalty revenues decreased for the three and nine months ended September 30, 2009 in comparison to the same periods in 2008. For the three months ended September 30, 2009, the decrease is attributed to lower on-going royalty payments from our licensees. For the nine months ended September 30, 2009, the decrease is attributed to lower on-going royalty payments from our licensees and the recognition in 2008 of $682,000 in back-owed royalties from a patent settlement agreement with Alma Lasers, Ltd. executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008.

        Funded product development revenues. Funded product development revenues decreased for the three and nine months ended September 30, 2009, in comparison to the same periods in 2008. Funded product development revenues were generated from the development agreements with Johnson & Johnson Consumer Companies, Inc. and Procter & Gamble (and its wholly owned subsidiary The Gillette Company).

        For the three months ended September 30, 2009 and 2008, we recognized $0 and $18,000 of funded product development revenues from Procter & Gamble (and its wholly owned subsidiary The Gillette Company). For the nine months ended September 30, 2009 and 2008, we recognized $0 and $216,000, respectively, of funded product development revenues from Procter & Gamble (and its wholly owned subsidiary The Gillette Company). The decrease in funded product development revenue from Procter & Gamble is the result of the termination of the Development and License Agreement with Gillette in the first quarter of 2008.

        For the three months ended September 30, 2009 and 2008, we recognized $806,000 and $937,000 of funded product development revenues from Johnson & Johnson.  The funded product development revenues from Johnson & Johnson in the three and nine months ended September 30, 2009 and 2008 are provided for in several agreement amendments with Johnson & Johnson to provide for additional development funding for certain development activities and a study to test consumer perception of a home-use product which was completed in the third quarter of 2008. These payments will be recognized as revenue as costs are incurred and services are provided.  As of September 30, 2009 and December 31, 2008, $199,000 and $726,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.  On October 16, 2009, we announced the termination of our Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. Despite having met all of our deliverables under the agreement, Johnson & Johnson terminated the agreement referencing the current unfavorable economic conditions as the reason for its decision. With this decision, Johnson & Johnson avoids having to make a large commercialization payment and avoids having to commit to the significant level of funding required to successfully launch a new product into the consumer market.

        Other revenues. For the three months ended September 30, 2009 and 2008, we recognized $1.25 million each period of other revenues, consisting of quarterly payments relating to a License Agreement with The Procter & Gamble Company (see Note 9). For the nine months ended September 30, 2009 and 2008, we recognized $3.75 million and $4.0 million, respectively, of other revenues, consisting primarily of quarterly payments relating to a License Agreement with The Procter & Gamble Company. Other revenues for the nine months ended September 30, 2008, also include the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement of $250,000. As of September 30, 2009 and December 31, 2008, $0 and $1.25 million, respectively, of advance payments received from Procter & Gamble for which services were not yet provided were included in deferred revenue.

         Cost of product revenues. For the three months ended September 30, 2009 and 2008, the cost of product revenues as a percentage of total revenues was 33% and 28%, respectively. For the nine months ended September 30, 2009 and 2008, the cost of product revenues as a percentage of total revenues was 34% and 28%, respectively. The increase is due to lower product sales volume which resulted in lower overhead absorption and a shift in product sales to outside North America between the nine months ended September 30, 2009 and 2008, where we sell the majority of our products at fixed transfer prices to our distributors.

        Cost of royalty revenues. The cost of royalty revenues decreased for the three and nine months ended September 30, 2009 in comparison to the same periods in 2008. For the three months ended September 30, 2009, the decrease is attributed to lower on-going royalty payments from our licensees. For the nine months ended September 30, 2009, the decrease is attributed to lower on-going royalty payments from our licensees and the recognition in 2008 of $682,000 in back-owed royalties from a patent settlement agreement with Alma Lasers, Ltd. executed in 2007 as this amount was determinable based on the completion of an audit by an independent accounting firm during the first quarter of 2008. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2008.

        Research and development expense. Research and development expense is a direct result of our spending related to our continued commitment of introducing new technology as well as enhancing our current family of products.

        Expenses relating to the Johnson & Johnson Joint Development and License Agreement (see Note 10) decreased during the three and nine months ended September 30, 2009 by $0.3 million and $1.0 million, respectively, as compared to the same periods in 2008. The decrease for the three months ended September 30, 2009 was mainly due to decreases of $122,000 for clinical expenses, $89,000 for payroll and payroll related expenses, $73,000 for general overhead expenses, and $35,000 for material costs. The decrease for the nine months ended September 30, 2009 was mainly due to decreases of $497,000 for payroll and payroll related expenses, $469,000 for material costs, offset by increases of $12,000 for clinical expenses and $10,000 for general overhead expenses.

        Expenses for internal research and development projects relating to the introduction of new products, enhancements made to the current family of products, and research and development overhead decreased by $0.6 million and $3.1 million for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. The main drivers of the decrease in the three and nine months ended September 30, 2009 as compared to the same periods in 2008 are lower stock-based compensation expense and an overall reduction of expenses during the global economic slowdown.

        Selling and marketing expense. For the three months ended September 30, 2009, selling and marketing expense decreased by $1.9 million over the comparable period in 2008. For the three months ended September 30, 2009, factors driving the decrease in selling and marketing expense were decreases of $1.0 million from commission expense, $562,000 from payroll and payroll related expenses, and $239,000 from general overhead expenses as compared to the same period in 2008. For the nine months ended September 30, 2009, selling and marketing expense decreased by $4.9 million over the comparable period in 2008. For the nine months ended September 30, 2009, factors driving the decrease in selling and marketing expense were decreases of $2.2 million from commission expense, $1.4 million from general overhead expenses, and $1.4 million from payroll and payroll related expenses as compared to the same period in 2008. The majority of these decreases in selling and marketing expenses directly correlate with the decreases we have experienced in our product revenues as well as our intention to reduce expenses during this difficult economic period. Expenses related to our foreign subsidiaries totaled approximately $0.4 million in each of the three months ended September 30, 2009 and 2008 and $0.9 million and $0.7 million, respectively, in the nine months ended September 30, 2009 and 2008.

        General and administrative expense. For the three months ended September 30, 2009, general and administrative expenses decreased by $3.5 million over the comparable period in 2008. For the quarter ended September 30, 2009, factors driving the decrease in general and administrative expense were decreases of $3.8 million from legal expenses mainly related to patent litigation, $576,000 in general overhead expenses, and a decrease in bad debt expense of $159,000, offset by an increase of $1.1 million from incentive compensation as compared to the same period in 2008. For the nine months ended September 30, 2009, general and administrative expenses decreased by $9.7 million over the comparable period in 2008. For the quarter ended September 30, 2009, factors driving the decrease in general and administrative expense were decreases of $9.9 million from legal expenses mainly related to patent litigation, $1.5 million from payroll and payroll related expenses which consists mainly of a decrease in stock-based compensation expense, $1.1 million in general overhead expenses, and a decrease in bad debt expense of $442,000, offset by an increase of $3.0 million from incentive compensation as compared to the same period in 2008.

        Interest income. Interest income decreased for the three and nine months ended September 30, 2009 over the comparable periods in 2008 due to lower cash, cash equivalents, and investments balances mainly due to the construction of our new operational facility, lower interest rates and a more conservative investment strategy. For the nine months ended September 30, 2009 and 2008, we received $0 and $52,000 of interest, respectively, on back-owed royalty revenues related to the new patent license agreement with Alma Lasers, Ltd.

        Other income. Other income for the three and nine months ended September 30, 2009 and 2008, includes the foreign exchange gain (loss) resulting from transactions in currencies other than the U.S. dollar.

        Provision for (benefit from) income taxes.  We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. Our effective benefit tax rate for the nine months ended September 30, 2009 and 2008 was 29% and 35%, respectively. We booked an adjustment in the third quarter 2009 which decreased our research credits. This resulted in an increase to tax expense and decreased our effective tax benefit for the period ended September 30, 2009.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Nine months ended September 30,		Change
	2009	2008	$	%
Cash flows from operating activities	$7,782	$4,079	3,703	91%
Cash flows (used in) from investing activities	(15,151)	35,495	(50,646)	(143%)
Cash flows used in financing activities	(5,877)	(2,243)	3,634	162%
Capital expenditures, including construction in
progress	$15,776	$890	14,886	1,673%

Additionally, our cash, investments, accounts receivable, inventories, working capital, and notes payable are shown below for the periods indicated (in thousands).
	September 30,	December 31,	Change
	2009	2008	$	%
Cash and cash equivalents	$109,360	$122,601	(13,241)	(11%)
Accounts receivable, net	5,500	6,395	(895)	(14%)
Inventories, net	12,455	16,046	(3,591)	(22%)
Working capital	114,597	129,703	(15,106)	(12%)
Non-current investments, at fair value	4,124	4,487	(363)	(8%)
Notes payable	--	6,000	(6,000)	(100%)

         We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months. As of September 30, 2009, we had no debt outstanding. The $6.0 million of short-term debt outstanding on December 31, 2008 was repaid during 2009.

        At September 30, 2009, we held $4.1 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of September 30, 2009. In the nine months ended September 30, 2009, we sold $625,000 of the ARS held at December 31, 2008.

        We have determined that the fair value of our ARS was temporarily impaired as of September 30, 2009. For the three and nine months ended September 30, 2009, we marked to market our ARS and recorded an unrealized loss of $24,000 and an unrealized gain of $143,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of September 30, 2009, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

         Cash flows from operating activities for the nine months ended September 30, 2009, increased compared to the same period in 2008. This increase in operating activity cash flows reflects a decrease in working capital requirements, offset by a decrease in profitability, a decrease in tax benefit from the exercise of stock options, and a decrease in stock compensation expense in the first nine months of 2009, compared to the same period in 2008. Cash flows related to investing activities decreased for the nine months ended September 30, 2009, compared to the same period in 2008. These amounts primarily reflect cash used for purchases of property and equipment, purchases of investments, offset by proceeds from the sale of investments. Cash flows used in financing activities increased for the nine month period ended September 30, 2009, compared to the same period in 2008. This increase was primarily due to an increase in net payments on outstanding credit facilities and a decrease in tax benefits from stock option exercises, offset by a decrease in the purchase of treasury shares.

        In December 2008, we secured access to a revolving note through December 17, 2013. Through December 16, 2010, we have access to $30 million. The credit limit is subsequently reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bear interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At September 30, 2009 and December 31, 2008, we had outstanding debt of $0 and $6 million. The average interest rate at December 30, 2008 was 1.22%. The interest expense was capitalized into Construction in Progress which is a component of Property and Equipment on the consolidated balance sheets and was immaterial for the three and nine months ended September 30, 2009. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008. On July 1, 2009, we repaid the $12 million outstanding as of June 30, 2009. As of September 30, 2009, we had no debt outstanding.

        Our revolving note requires that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. For all periods in which we had outstanding debt, we were in compliance with the financial covenants. If we were to default on our debt, the building would be used as collateral.

        Excluding the construction of our new operational facility, as discussed below, we anticipate that capital expenditures relating to machinery and equipment, furniture and fixtures, and leasehold improvements for the remainder of 2009 will total approximately $200,000. We expect to finance these expenditures with cash on hand.

        On November 19, 2008, we purchased land for $10.7 million on which we are building our new operational facility. Construction of the building is expected to be completed during the first quarter of 2010. We anticipate that capital expenditures related to the building for 2009 will be approximately $24 million. During the three and nine months ended September 30, 2009, we had $6.3 million and $15.7 million of capital expenditures related to the building. The total cost of the building (exclusive of land) is expected to cost approximately $25 million. We are financing this project by using cash on hand and drawing down on our line of credit.

        On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice. During the nine months ended September 30, 2009, we used $258,000 to purchase 35,000 shares of our common stock at an average price of $7.39.

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to three patent license agreements with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three and nine months ended September 30, 2009 totaled approximately $0.6 million and $1.9 million, respectively.

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

        The following table summarizes our estimated contractual cash obligations as of September 30, 2009, excluding construction in progress related to our new building, royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$1,491	$1,491	$ --	$ --	$ --
Purchase commitments	3,499	3,499	--	--	--

Total contractual cash obligations	$4,990	$4,990	$ --	$ --	$ --

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

        Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At September 30, 2009, we held $4.1 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets. Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of September 30, 2009. In the nine months ended September 30, 2009, we sold $625,000 of the ARS held at December 31, 2008. The recovery of the remaining $4.1 million ARS held is based upon market factors which are not within our control.

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

Item 4. Controls and procedures

        Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

        The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

Candela Corporation, Massachusetts Litigation

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “'844 patent”), which is exclusively licensed to us by the Massachusetts General Hospital. Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “'568 patent”) are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims.

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

        On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”). On December 9, 2008, Candela also filed requests for reexamination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. Rejecting Candela’s and the other company’s arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On July 13, 2009, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘844 patent which will close the reexamination proceeding on the ‘844 patent.

        On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit. Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent. On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition. We are waiting for the Judge to rule on our motion.

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

Alma Lasers, Inc., Delaware Litigation

        On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma’s products and is invalid over prior art. Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma’s allegations that the patent is invalid and not infringed. We also filed a counterclaim accusing Alma’s Pixel C0(2) Omnifit Fractional C0(2) Handpiece and Pixel C0(2) Fractional C0(2) Skin Resurfacing System of infringing the patent. On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge. On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation. Due to unforeseen circumstances, the mediation scheduled for June 30, 2009 was postponed until October 13, 2009. Following our request, Magistrate Judge Mary Pat Thynge cancelled the mediation on October 6, 2009. By letter dated October 13, 2009, we asked Judge Farnan to re-open the case.

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

        On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. The Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On July 13, 2009, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘844 patent which will close the reexamination proceeding on the ‘844 patent.

        On August 14, 2009, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘568 patent which will close the reexamination proceeding on the ‘568 patent. This notice confirmed the validity and patentability of all the claims of the ‘568 patent including new claims 23 and 24.

        On September 23, 2009, we filed a motion to lift the stay and reopen the lawsuit. On October 6, 2009, Syneron filed their opposition to our motion to lift the stay, and on October 9, 2009, we filed our response to their opposition. We are waiting for the Judge to rule on our motion.

Tria Beauty, Inc., Massachusetts Litigation

        On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 5,735,844, which is exclusively licensed to us by the Massachusetts General Hospital. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. We filed a reply denying the material allegations of the counterclaims. On September 21, 2009, following successful re-examination of U.S. Patent No. 5,595,568 (the ‘568 patent), we filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by the Massachusetts General Hospital. Our motion also included adding the Massachusetts General Hospital as a plaintiff in the lawsuit. Tria did not oppose the motion and the Judge granted the motion on October 8, 2009.

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

We may not be successful in commercializing home-use, light-based devices on our own or with third parties. Managing the development and launch of home-use, light-based devices on our own or with third parties diverts the attention of key technical personnel and management from the professional business.   If we are unsuccessful, it could have a material adverse impact on our business and our stock price could fall.

        One of our goals is to commercialize home-use, light-based devices on our own, and our future growth is largely dependent on our ability to do so. In the future, we could receive substantial revenue from sales of home-use, light-based devices as well as any consumable components sold for use therewith. Our success will depend on a number of factors, including our ability to successfully launch home-use, light-based devices, the timing of such commercial launches and the market acceptance of such consumer products. Our ability may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market, the inability to obtain or enforce intellectual property protection, and market acceptance of our new products. Many of our competitors have publicly announced their intent to enter the consumer market. Competing against such systems may be difficult. Significant resources and the attention of key technical personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that any of our home-use products will prove to be commercially successful. If we are not successful, our business could be adversely impacted and the price of our common stock could fall.

        Our past Development and License Agreement with The Gillette Company (now a wholly owned subsidiary of Procter & Gamble Company) was replaced by a non-exclusive License Agreement with Procter & Gamble in February 2008. During the term of the agreement, Procter & Gamble has the ability to choose not to continue and may terminate the non-exclusive License Agreement. If Procter & Gamble should terminate their non-exclusive License Agreement with us, we will not receive certain payments, including the TTP Quarterly Payments of $1.25 million, and the price of our common stock could fall significantly. If Procter & Gamble continues through commercialization of such devices, Procter & Gamble are to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold. In addition, a certain portion of the proceeds received on such sales may be owed to Massachusetts General Hospital.  This could have a material adverse effect on our business, results of operations and financial condition.

        We cannot be sure that Procter & Gamble/Gillette or any future third party development partner will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.

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
34
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

        In the fourth quarter of 2008, we closed on the purchase of land for $10.7 million and entered into a construction management agreement for construction of a new operational facility on that land at a guaranteed maximum price of $23.5 million. We began construction in the fourth quarter of 2008. The lease for this facility was to expire in August 2009. However, we have negotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between the construction of our new facility and the expiration of our current facility lease. During this time, we may incur many issues which would negatively affect our business and operating results, including:

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

        Although we have generated a profit in recent years, we incurred losses during 2008 and the first nine months of 2009. We have a history of losses. If we do not achieve a certain amount of profitability in the near future, it may be more likely than not that we will not be able to realize some or all of our deferred tax assets. If we are unable to realize some or all of our deferred tax assets, we could have a significant charge to our statement of operations which would affect our profitability.

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

        We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Candela Corporation, Syneron, Inc., Tria Beauty, Inc. and Alma Lasers, Ltd. and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Candela, Syneron, Tria, Alma or other suspected infringers.

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

          Although we have generated a profit in recent years, we incurred losses during 2008 and the first nine months of 2009. We have a history of losses. We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, including practitioners postponing their buying decisions due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

        As of September 30, 2009, we held approximately $4.1 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of September 30, 2009 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At September 30, 2009, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of September 30, 2009, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Our common stock could be further diluted by the conversion of outstanding options, warrants, and stock appreciation rights.

        In the past, we have issued and still have outstanding convertible securities in the form of options, warrants and stock appreciation rights.  We may continue to issue options, warrants, stock appreciation rights, and other equity rights as compensation for services and incentive compensation for our employees, directors and consultants or others who provide services to us. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders and could adversely affect the market price of our common stock.

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

        Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

o	acceptance and success of new products or technologies;
o	the success of competitive products or technologies;
o	regulatory developments in the United States and foreign countries;
o	developments or disputes concerning patents or other foreign countries;
o	the recruitment or departure of key personnel;
o	variations in our financial results or those of companies that are perceived to be similar to us;
o	market conditions in our industry and issuance of new or changed securities analyst's reports or recommendations; and
o	general economic, industry and market conditions.

Item 2. Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
July 1, 2009 through July 31, 2009	--	--	--	324,500
August 1, 2009 through August 31, 2009	--	--	--	324,500
September 1, 2009 through September 30, 2009	--	--	--	324,500

Total	--	--	--	324,500

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

Item 3. Defaults upon senior securities

         None.

Item 4. Submission of matters to a vote of security holders

         None.

Item 5. Other information

         None.

Item 6. Exhibits

10.72	Amendment to the Palomar Medical Technologies, Inc. 2007 Stock Incentive Plan

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: November 5, 2009	By:/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: November 5, 2009	By:/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer

46