Form 10-K
period 2009-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2010-03-05
CIK 881695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number: 0-22340 PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation	I.R.S Employer Identification No. 04-3128178

15 Network Drive, Burlington, Massachusetts 01803 Registrant's telephone number, including area code: (781) 993-2300 Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐   Accelerated filer ☒    Non-accelerated filer ☐  Smaller reporting company ☐

                          (Do not check if a smaller
                reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).
Yes ☐ No ☒

i

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2009 was $210,899,264. The number of shares outstanding of the registrant's common stock as of the close of business on March 1, 2010 was 18,521,245

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference certain information from the registrant's definitive proxy statement for its 2010 annual meeting of stockholders, which is expected to be filed on or before April 30, 2010.

ii

iii

PART I

Item 1. Business

Introduction

        Palomar Medical Technologies, Inc. (“we”, “Palomar” or the “Company”) is a leading researcher and developer of innovative aesthetic light-based systems for hair removal and other cosmetic procedures, including both lasers and high powered lamps. For over a decade, we have been on the forefront of technology breakthroughs.

        Highlights of our technology leadership over the past fifteen years include the following:

o	1995 we executed an exclusive license agreement to several hair removal patents developed by the Massachusetts General Hospital (“MGH”).
o	1997 we received the first clearance from the United States Food and Drug Administration (“FDA”) for a high-powered laser for hair removal.
o	1998 we signed an agreement with Coherent, Inc for worldwide distribution of our laser systems.
o	1999 we sold our subsidiary Star Medical Technologies, Inc., including the LightSheer diode laser system, to Coherent, Inc. for $70 million and a 7.5% royalty (Coherent later sold this business to Lumenis, Inc.)
o	2001 we introduced the LUX platform with multiple handpieces for various treatment applications.
o	2003 we signed a Development and License Agreement with The Gillette Company (“Gillette”) to complete development and commercialize a patented home-use, light-based hair removal device for women.
o	2004 we signed a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company (“Johnson & Johnson”), to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.
o	2006 through a successful litigation and licensing strategy, we validated the strength of the hair removal patents exclusively licensed from MGH and entered into additional license agreements providing for payment of back-owed royalties and future royalties.
o	2006 we received a 510(k) over-the-counter (OTC) clearance from the FDA for a patented, home-use light-based hair removal device.
o	2008 we entered into a License Agreement with The Procter & Gamble Company (“P&G”) and its wholly owned subsidiary Gillette under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003 which was amended and restated in February 2007.
o	2009 we completed the full launch of the Aspire™ body sculpting system and SlimLipo™ handpiece for laser-assisted lipolysis.
o	2009 we received 510(k) OTC clearance from the FDA for a patented, home-use laser device for the treatment of periorbital wrinkles. We also announced that we will commercialize this device without Johnson & Johnson following termination of the Development and License Agreement pursuant to which all technology and intellectual property rights related to the light-based devices developed under the agreement were returned to us.
o	2009 we further validated the strength of the hair removal patents exclusively licensed from MGH when we successfully completed reexaminations of those patents before the U.S. Patent and Trademark Office and won two opposition hearings before the European Patent Office.

We are continuously researching, developing and testing new and exciting innovations for a variety of cosmetic applications, such as:

o	skin rejuvenation, including tone and texture
o	skin tightening, including laxity and lifting
o	pigmented lesion removal, such as sun and age spots, freckles and melasma
o	hair removal
o	vascular lesion removal, such as spider veins, cherry angiomas and rosacea
o	wrinkle reduction
o	leg vein removal
4
o	tattoo removal
o	acne treatment
o	scars, including acne scars, stretch marks and warts
o	fat reduction, including cellulite, and
o	body sculpting, including laser assisted liposuction.

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

        In 1998, we became the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer™ diode laser system. The LightSheer was the first generation of high-powered diode lasers designed for hair removal, and like our EpiLaser and other prior hair removal products, the LightSheer incorporated technology protected by patents licensed exclusively to us from MGH.

        On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialize a home-use, light-based hair removal device for women. On June 28, 2004, we announced with Gillette that we completed the initial phase of our agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. In September 2006, we announced that Gillette had made the decision to move into the next phase of our agreement. On December 8, 2006, we became the first company to receive a 510(k) (OTC) clearance from the FDA for a new, patented, home-use, light-based hair removal device. OTC clearance allows the product to be marketed and sold directly to consumers without a prescription. Under our agreement, Gillette paid us $2.5 million following our receipt of the OTC clearance as we were obligated to perform additional services and remain exclusive with Gillette during a twelve month period. In February 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light-based hair removal device for home-use, and we also announced that we had executed an Amended and Restated Joint Development Agreement to incorporate other prior amendments and several new amendments to allow for more open collaboration through commercialization. On December 21, 2007, we announced an amendment to our agreement with Gillette to extend the “Launch Decision” from January 7, 2008 until February 29, 2008 to enable the parties to enter into negotiations for a potential new agreement to replace the existing agreement. On March 3, 2008, we announced with P&G that we had entered into a License Agreement including with P&G’s wholly owned subsidiary Gillette under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003 which was amended and restated in February 2007.

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

        On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. On August 22, 2007, we signed an amendment to our agreement with Johnson & Johnson to provide for additional development funding for certain development activities. On October 16, 2009, we announced the termination of the Johnson & Johnson agreement and our intention to commercialize the light-based devices developed under the agreement on our own. Upon termination of the agreement all technology and intellectual property rights related to the light-based devices developed under the agreement returned to us.

         We have three operating subsidiaries. Palomar Medical Products, Inc. is located at our headquarters in Burlington, Massachusetts and oversees the development, manufacture and sale of our laser and lamp-based systems currently on the market. Palomar Medical Technologies BV is located in Amsterdam, The Netherlands, and oversees the sales and marketing of our products in Europe, the Middle East, and Africa as well as provides certain servicing of our products for those regions. Palomar Medical Technologies (Australia) Pty Limited is located near Sydney, Australia and is responsible for the sales and marketing of our products in Australia and New Zealand as well as provides certain servicing of our products for those countries.

Market for Aesthetic Procedures

        The current downturn in the global economy continues to considerably affect the aesthetic laser industry. A swift and severe decrease in revenue was seen across the sector in 2008 and 2009, which was driven by the inability of many prospective customers to obtain financing and prompting others to delay their capital equipment purchases until economic conditions improve. In the ten years prior to 2008, the market for light-based aesthetic procedures saw significant growth. Many factors were likely responsible for this growth including the aging population of the United States and other industrialized nations along with a desire to look and feel younger and a rising discretionary income with which to pay for such procedures. Consumers often undergo aesthetic procedures to improve their self-image and self-esteem, or to appear competitive in an ever-younger workforce. Another important factor has been the increasing sophistication of the equipment for light-based aesthetic procedures. Technological advancements made to the equipment have improved safety, ease of use, efficacy, and cost which has in turn grown our customer base. Our traditional customers have been plastic surgeons and dermatologists. However, increased consumer demand and technological advancements as well as managed care and reimbursement restrictions in the United States and similar constraints outside the United States, have motivated non-traditional customers such as general practitioners, gynecologists, surgeons, and others to offer aesthetic procedures. Such procedures have the advantage of being provided on a fee-for-service basis. In addition, technological advances have reduced both treatment and recovery times and made a broader variety of treatments for different cosmetic issues possible, further increasing consumer demand.

Business Strategy

        Early in 2009, we responded to the challenging economic times by taking actions to reduce our cost structure to be more in line with current sales levels in all areas of the Company, including reductions in headcount and operating cost. We have built a diversified business model that does not rely solely on high-priced capital equipment sales. These are volatile economic times, but we feel confident that we have the resources needed to navigate through them and continue as an industry leader.

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

Growth of Professional Business.

Innovative Products. We grow our professional business by investing significant resources in research and development to allow us to continually introduce innovative, patented products. For example, in 2009, we completed the full launch of the Aspire body sculpting system and SlimLipo handpiece. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures. We have led the industry in offering platforms that allow practitioners to grow their practice by adding new platforms and handpieces for additional applications and by moving to higher power, more sophisticated systems. This strategy has been favorably received through the years by our customers allowing us to leverage our installed base.

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

Increasing International Presence. We are expanding our international presence which we believe will be a significant opportunity for us. In 2007, we opened an office in Amsterdam, The Netherlands, to oversee our sales and marketing efforts in Europe, the Middle East, and Africa and provide certain servicing of our products in these regions. In 2008, we opened an office located near Sydney, Australia which is responsible for the sale and marketing of our products in Australia and New Zealand as well as provides certain servicing of our products for those countries. We continue to work with our current distributors and seek new distributors to improve our international sales and marketing efforts.

Driving Our Technology into the Consumer Market. We direct significant resources toward driving our technology into the mass consumer markets, including independently in our own corporate headquarters, and, in the past, through funding provided by Johnson & Johnson, P&G and Gillette. In 2010, we intend to independently commercialize our FDA OTC cleared, home-use laser device for the treatment of periorbital wrinkles that was developed in part with funding from Johnson & Johnson. Such an undertaking will require a significant investment in inventory, setting up a manufacturing line for consumer products, and sales and marketing efforts.

Intellectual Property Enforcement. We are executing on our intellectual property enforcement strategy. We have a portfolio of patents in a number of areas. In the light-based hair removal area, we have licensed many companies to certain hair removal patents, several taking licenses following our enforcement of the patents against them. We will continue to enforce these hair removal patents. In addition, in November 2008, together with MGH and Reliant Technologies, Inc. (now Solta Medical, Inc.(“Solta”)), we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses in the professional field to six key patent families in the fractional space. We have begun efforts to license the F-TOPP patent families.

        We continue to review various strategies with additional parties, including granting additional licenses and further litigation, if necessary, which would seek money damages as well as injunctions. (For more information about our patent litigation, see Item 3 Legal Proceedings and Note 7 of Notes to our Consolidated Financial Statements.)

Products

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

        Lux Platform. With increasing market acceptance of light-based treatments for new applications, we recognized the need for a cost effective platform that could expand with the needs of our customers. In 2001, we announced the first product with the Lux Platform: the EsteLux® Pulsed Light System. In March 2003, we introduced the higher priced MediLux™ Pulsed Light System with the same six handpieces, but also with higher power, faster repetition rate and a new snap-on connector for faster changes between handpieces. In February 2004, we enhanced the upgrade opportunities for our customers with the introduction of the StarLux® 300 Pulsed Light and Laser System with increased power, a computer controlled touch screen, instant handpiece recognition, active contact cooling, and a long pulse Nd:YAG laser handpiece, the Lux1064™. In February 2005, we introduced a new infrared handpiece, the LuxIR™. In June 2006, we introduced and began shipping the Lux1540™ Fractional Laser handpiece. In February 2007, we introduced the StarLux® 500 Pulsed Light and Laser System with 70% more power and increased functionality and speed of treatment as compared to the original StarLux System. Capable of achieving higher peak and average power for greater efficacy with increased contact cooling for added safety and comfort, the StarLux 500 offers customers faster treatment times, more flexibility and improved results. The StarLux 500 supports the suite of StarLux handpieces, as well as several handpieces introduced in 2007 and early 2008, the LuxDeepIR™ handpiece and the LuxYs™ handpiece, and two new handpieces, the Lux2940 fractional handpiece for ablative treatment and the Lux1440 fractional handpiece for non-ablative treatment. In early 2009, we announced the LuxPowR handpiece for improved hair clearance on finer facial hair. We expect to complete the full launch of the LuxPowR in 2010. In early 2009, we also announced the XD Optic for the Lux1540 and Lux1440. The XD Optic provides unique compression technology for extra depth of treatment which is helpful when treating difficult acne and surgical scars. We expect to complete the full launch of the XD Optic in 2010. In November 2009, we introduced the Groove Optic for the Lux2940 which creates a unique, grooved injury pattern on the skin that increases ablative tissue coverage while preserving the benefits of the fractional approach. Also in 2009, we introduced the LuxMaxG providing enhanced power for closure of more difficult facial vessels. We expect to complete the full launch of the LuxMaxG in 2010.

         Customers can invest in their first Lux system with one or more handpieces, then purchase additional handpieces as their practice grows and upgrade into a more powerful Lux system when ready. The Lux platform enables us to custom tailor products to fit almost any professional medical office or spa location and provide customers with the comfort that the system is able to grow with their practice.

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

         The Lux pulsed-light handpieces combine the latest technology with simple, streamlined engineering that is both effective and economical. Long pulse widths and AccuSpectrum™ filtering provide increased safety and efficacy. Efficacy is further improved through our Photon Recycling process which increases the effective fluence by capturing light scattered out of the skin during treatments and redirecting it back into the treatment target. Offering one of the largest spot sizes in the market and high repetition rates allows for fast coverage which is especially important when removing hair from large areas such as legs and backs. A back or a pair of legs can be treated in approximately thirty minutes, and a smaller area, such as the underarms, in even less time. The system’s simple operation opens its applications to a wider band of worldwide users.

        EsteLux. During 2001, we received FDA clearance to market and sell the Palomar EsteLux™ Pulsed Light System. In 2002 and 2003, we offered six handpieces for the EsteLux system: LuxY, LuxG, LuxR, LuxRs, LuxB and LuxV. These handpieces emit pulses of intense light to treat unwanted hair, solar lentigo (sunspots), rosacea, actinic bronzing, spider veins, birthmarks, telangiectasias, reduce future acne breakouts and more. The LuxY handpiece is used for hair removal for large body areas and for pigmented lesion treatments. The LuxG handpiece delivers the RejuveLux™ process - photofacial treatments that remove pigmented and vascular lesions to improve skin tone and texture. The LuxR handpiece can be used to remove hair on all skin types, from the fairest to the darkest, including deep tans. Likewise, the LuxRs handpiece can be used to remove hair on all skin types, but it has concentrated power in each pulse resulting in permanent hair reduction in fewer treatments. The LuxB handpiece provides effective treatment of lighter pigmented lesions on fair skin as well as leg and spider veins, and the LuxV handpiece treats pigmented lesions and mild to moderate acne. With these complimentary handpieces, the Lux Platform is one of the most affordable and multifaceted systems in the market.

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

        Our Active Contact Cooling technology sends a chilled water supply through the StarLux 300 handpieces, thus cooling the skin before, during, and after treatment. This feature is designed to ensure safety and comfort during treatment. The StarLux 300‘s high-powered treatments deliver long-lasting and even permanent results. The StarLux 300 full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters.

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

        StarLux 500. In February 2007, we launched the StarLux® 500 Laser and Pulsed Light System, and began shipping in March 2007. The StarLux 500 provides 70% more power and increased functionality and speed of treatment as compared to the StarLux 300. The StarLux 500 operates all the handpieces available for the StarLux 300 System as well as the LuxDeepIR™ handpiece. The LuxDeepIR Fractional handpiece is an upgrade of the LuxIR Fractional handpiece and includes advanced cooling, contact sensors and longer pulse duration for improved safety and efficacy. In addition, in December 2007, we began shipping the Lux2940™ Fractional handpiece for ablative skin resurfacing, and in February 2008, we announced the Lux1440™ Fractional handpiece for faster non-ablative skin resurfacing. In early 2009, we announced the LuxPowR handpiece for improved hair clearance on finer facial hair. We expect to complete the full launch of the LuxPowR in 2010. In early 2009, we also announced the XD Optic for the Lux1540 and Lux1440. The XD Optic provides unique compression technology for extra depth of treatment which is helpful when treating difficult acne and surgical scars. We expect to complete the full launch of the XD Optic in 2010. In November 2009, we introduced the Groove Optic for the Lux2940 which creates a unique, grooved injury pattern on the skin that increases ablative tissue coverage while preserving the benefits of the fractional approach. Also in 2009, we introduced the LuxMaxG providing enhanced power for closure of more difficult facial vessels. We expect to complete the full launch of the LuxMaxG in 2010.

        Aspire. In 2009, we completed the full launch of the Aspire body sculpting system and SlimLipo™ handpiece. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures. The SlimLipo handpiece is used to “melt” unwanted fat efficiently and effectively by selectively targeting adipose tissue. Our optimized wavelengths and unique tip design provide excellent results with minimal downtime for the patient. Laser-assisted lipolysis can provide skin tightening, smoother skin with less contour deformities, and faster treatments with small incisions, less bruising, reduced pain, and minimal blood loss and swelling. The SlimLipo handpiece also offers tremendous benefits to physicians, including less fatigue as the SlimLipo treatment tip moves easily through treatment areas, even fibrous tissue. Physicians can also treat patients in areas that are not normally treated with traditional liposuction, such as small areas and contour deformities. The SlimLipo handpiece features (i) continuous wave technology for superior control of thermal effects versus competing high peak power lasers, (ii) dual laser wavelengths of 924 nm and 975 nm for optimized fat and dermal tissue lasing, (iii) interchangeable treatment tip designs for specific treatment areas, and (iv) an aiming beam for precise visualization of the treatment tip during treatment. The SlimLipo is significantly faster than competing laser-assisted lipolysis devices.

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

Products Under Development

        We are engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other energy-based products for the removal of unwanted hair, body sculpting, wrinkle reduction, tattoos, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including skin resurfacing, skin tone and texture as well as other cosmetic applications. We perform our own research as well as fund research at various institutions throughout the world. Product development is performed by scientists and engineers at our headquarters. We direct resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions and tattoos, acne and skin resurfacing, and other products for new markets, such as body sculpting, fat reduction, including the treatment of cellulite.

Business Segments and Geographic Information

         We conduct business in one industry segment, medical and cosmetic products and services. We currently employ a global network of strategic distributors throughout Europe, Japan, South and Central America, the Far East, and the Middle East. As of December 31, 2009, we utilized 58 distributors in 52 countries. To further improve our international sales and marketing efforts, in 2008, we opened a subsidiary in Australia. This location is responsible for the sale and marketing of our products in Australia and New Zealand as well as provides certain servicing of our products for those countries. In 2007, we opened a subsidiary in The Netherlands. We use this location to coordinate various sales, marketing and distribution activities in Europe, the Middle East and Africa as well as provide certain servicing of our products for those regions.

        The following table represents percentages of product and service revenue by geographical region during each of the last three fiscal years by geographic region:

Year ended December 31,	2009	2008	2007
North America	61%	68%	71%
Europe	18%	15%	12%
South and Central America	7%	8%	5%
Australia	6%	1%	1%
Asia / Pacific Rim	5%	5%	8%
Middle East	3%	3%	3%

Total	100%	100%	100%

For more segment and geographic information, see our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K, including Note [2] thereto.

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

         We depend and will depend upon a number of outside suppliers for components used in our manufacturing process. Most of our components and raw materials are available from a number of qualified suppliers, with the exception of some components which are available from single suppliers. If our suppliers are unable to meet our requirements on a timely basis, production could be interrupted until an alternative source of supply is obtained.

Patents and Licenses

        Our success and ability to compete are dependent on our ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We are presently the exclusive licensee and the non-exclusive licensee of several United States patents as well as corresponding foreign patents and pending applications owned by MGH, and we are the joint owner with MGH of several other United States patents as well as corresponding United States pending applications and foreign patents and pending applications. In addition, we are the sole owner of over twenty United States patents as well as corresponding and non-corresponding United States pending applications and foreign patents and pending applications. We also have rights to other patents under exclusive and non-exclusive licenses. In November 2008, we entered into a Non-Exclusive Patent Cross-License Agreement with Reliant Technologies, Inc. (now Solta.) under which Reliant granted to us non-exclusive licenses and other intellectual property rights to certain fractional technology owned and licensed by Reliant. Similarly, we granted to Reliant non-exclusive licenses and other intellectual property rights to certain of our fractional technology. In addition to the license agreement, in November 2008, together with MGH and Reliant, we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses to third parties in the professional field to six key patent families in the fractional space.

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

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our proprietary rights could have a material adverse effect on our business, operating results and financial condition.

        Our management believes that none of our current products infringe upon valid claims of patents owned by third parties of which we are aware. However, there have been claims made against us and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (For more information about our patent litigation, see Item 3 Legal Proceedings and Note 7 of Notes to our Consolidated Financial Statements.)

Backlog

        Generally, we do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

Competition

         The market in which we are engaged is subject to intense competition and rapid technological change. Our competitors include, but are not limited to: Cutera, Inc., Cynosure, Inc., Solta Medical, Inc., Syneron, Inc. (which merged with Candela Corporation in January 2010), Lumenis, Inc., Alma, Inc. and other smaller competitors. Some of our competitors have greater financial, marketing, and technical resources than we have. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to that of ours. We expect that there may be further consolidation of companies within the light-based esthetic treatment industry via acquisitions, partnering arrangements or joint ventures. We compete primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service. To remain competitive, we will be required to continue to develop new products and periodically enhance our existing products.

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

Number of Employees

        As of December 31, 2009, we employed 204 people. We are not subject to any collective bargaining agreements, have not experienced a work stoppage and consider our relations with our employees to be good.

Available Information

        Our internet site is www.palomarmedical.com. You can access our Investor Relations webpage through our internet site by clicking on the “Investors” link under “About Palomar”. We make available free of charge, on or through our Investor Relations webpage, under the “SEC Filings” link, our proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. We have also made our Code of Conduct available through our internet site on our “Corporate Governance” page found by clicking on the “Investors” link under “About Palomar”.

Item 1A. Risk Factors

        This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The risk cautionary statements made in this report should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Disruptions which began in 2008 in the global economy, the financial markets, and currency markets, as well as government responses to these disruptions, continue to adversely impact our business and results of operations.

        A slowdown in economic activity caused by the current recession has reduced worldwide demand for our products. The general economic difficulties being experienced by our customers, reduced consumer demand for our procedures, the lack of availability of consumer credit for some of our customers, and the general reluctance of many of our current and prospective customers to spend significant amounts of money on capital equipment during these unstable economic times are adversely affecting the market in which we operate.

        Distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Certain preferred lessors have exited from our industry or declared bankruptcy. Prior to selling to a new customer, we require proof of financing. Many of our customers or potential customers are facing issues gaining access to sufficient credit, which is resulting in an impairment of their ability to make timely payments to us or to get financing at all. Lack of availability of consumer credit, a decrease in consumer confidence, and the general economic downturn is adversely impacting the market in which we operate. These factors are causing some customers to postpone buying decisions until economic conditions improve. As a result of recent fluctuations in currency markets and the strong dollar relative to many other major currencies, our products priced in United States dollars have been more expensive relative to products of our foreign competitors, which has resulted in lower sales. In addition, the non-dollar denominated earnings of our foreign operations has been lower when reported by us in US dollars.

Our new Aspire system with SlimLipo handpiece requires the use of consumable treatment tips and fiber delivery assemblies. These products were recently introduced and could fail to generate significant revenue or achieve market acceptance.

         In 2009, we completed the launch of the Aspire body sculpting system and SlimLipo handpiece. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis. The SlimLipo handpiece requires the use of consumable, single-use treatment tips and a limited-use fiber delivery assembly. The future success of the Aspire system will depend on a number of factors, including our ability to increase and maintain sales of the Aspire system with SlimLipo handpiece as well as the consumable components. Several competing systems also require the use of consumable components, while others do not or their consumable components allow for more usage before needing to be replaced. Competing against such systems may be more difficult.

If third parties are able to supply our customers with consumable treatment tips and fiber delivery assemblies for the Aspire system with SlimLipo handpiece, our business could be adversely impacted.

        To ensure the proper operation of our products, our consumable treatment tips and fiber delivery assemblies are protected by an encryption technology that is designed to authenticate that the tips are supplied by us or by a supplier authorized by us. It is possible that a third party may be able to find methods of circumventing our encryption technology and other technological requirements which ensure that only authorized tips are used with the Aspire system with SlimLipo handpiece. If a third party is able to supply consumable treatment tips and fibers to our customers, this could lead to a reduction in the safety or efficacy of treatments performed with the Aspire system and SlimLipo handpiece as we cannot control the quality or operation of such third party products. This could lead to an increase in product liability lawsuits, damage the Aspire brand, or result in loss of confidence in our products. In addition, a third party supply of consumable treatment tips and fibers to our customers could result in a reduction in the rate of sales and price of our consumable treatment tips and fiber delivery assemblies.

We have limited experience manufacturing the Aspire system, SlimLipo handpiece and consumable treatment tips and fiber laser assemblies in commercial quantities, which could adversely impact our business.

        We began manufacturing our Aspire system, SlimLipo handpiece and consumable treatment tips and fiber delivery assemblies during the second half of 2008. Because we have only limited experience in manufacturing in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. We face significant challenges and risk in manufacturing the Aspire system, SlimLipo handpiece and consumable treatment tips and fibers, including that production processes may have to change to accommodate any significant future expansion of our manufacturing operations and growth; key components are currently provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; and we have limited experience manufacturing the Aspire system, SlimLipo handpiece and consumable treatment tips and fiber delivery assemblies in compliance with FDA’s Quality System Regulation. If we are unable to keep up with or generate demand for the Aspire system, SlimLipo handpiece and consumable components, our revenue could be impaired, market acceptance for the Aspire system, SlimLipo handpiece and consumable components could be adversely affected and our customers might instead purchase competitors’ products.

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

We may not be successful in commercializing home-use light-based devices on our own or with third parties. Managing the development and launch of home-use, light-based devices on our own or with third parties diverts the attention of key technical personnel and management from our professional business. If we are unsuccessful, it could have a material adverse impact on our business and our stock price could fall.

         One of our goals is to commercialize home-use light-based devices on our own, and our future growth is largely dependent on our ability to do so. In the future, we could receive substantial revenue from sales of home-use light-based devices as well as any consumable components sold for use therewith. Our success will depend on a number of factors, including our ability to successfully launch home-use light-based devices, the timing of such commercial launches and the market acceptance of such consumer products. Our ability to achieve these goals may be adversely affected by difficulties or delays in bringing home-use light-based devices to market, the inability to obtain or enforce intellectual property protection, and market acceptance of our new products. Many of our competitors have publicly announced their intent to enter the consumer market. Competing against such systems may be difficult. Significant resources and the attention of key technical personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices. There are no guarantees that any of our home-use products will prove to be commercially successful. If we are not successful, our business could be adversely impacted and the price of our common stock could fall.

         Our past Development and License Agreement with Gillette, a wholly owned subsidiary of P&G was replaced by a non-exclusive License Agreement with P&G in February 2008 under which we granted a non-exclusive license to certain patents and technology to commercialize home-use light-based hair removal devices for women. During the term of the agreement, P&G has the ability to choose not to continue and may terminate the non-exclusive License Agreement. If P&G should terminate their non-exclusive License Agreement with us, we will not receive certain payments, including the Technology Transfer Payments (“TTP”) Quarterly Payments of $1.25 million, and the price of our common stock could fall significantly. If P&G continues through commercialization of such devices, P&G is required to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents. There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold. In addition, a certain portion of the proceeds received on such sales may be owed to MGH. This could have a material adverse effect on our business, results of operations and financial condition.

        We cannot be sure that P&G or any future third party development partner will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA may not approve or clear indications that are necessary or desirable for successful commercialization, or may refuse our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products. Our clearances can be revoked if safety or effectiveness problems develop.

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

        Any modification to one of our 510(k) cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. We may be required to submit pre-clinical and clinical data depending on the nature of the changes. We may not be able to obtain additional 510(k) clearances or pre-market approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products into the market in a timely manner, which in turn would harm our revenue and operating results. We have modified some of our marketed devices, but we believe that new 510(k) clearances are not required. We cannot be certain that the FDA would agree with any of our decisions not to seek new 510(k) clearance. If the FDA requires us to seek new 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain such 510(k) clearance.

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

        Our products may also be subject to state regulations.   Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance. As a result, in some states non-physicians may purchase and operate our products. In most states, it is within a physician’s discretion to determine whom they can supervise in the operation of our products and the level of supervision. However, some states have specific regulations as to appropriate supervision and who may be supervised. A state could disagree with our decision to sell to a particular type of end user, change regulations to prevent sales or restrict use of our products to particular types of end users or change regulations as to supervision requirements. In several states, applicable regulations are in flux.  Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

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

We purchased land and began construction of a new operational facility during the fourth quarter of 2008. In early 2010, we moved our headquarters into the new facility. As a result of the move and the timing of our old facility lease, our business and operating results could be harmed.

         In the fourth quarter of 2008, we closed on the purchase of land for $10.7 million and entered into a construction management agreement for construction of a new operational facility on that land at a guaranteed maximum price of $23.5 million. We began construction in the fourth quarter of 2008. In early 2010, we moved our headquarters into the new facility. The lease for our old facility was to expire in August 2009. However, we negotiated a 12 month lease extension, expiring in August 2010, at an increased rate to ensure the new facility was ready prior to the expiration of our lease on the old facility. As a result of the move, we have incurred higher rental expenses on our old facility. We have vacated the leased facility during the first quarter of 2010 and will be recognizing the remaining lease payments in the first quarter of 2010. Rent expense, including these lease amendments, will be approximately $1.3 million in the first quarter of 2010.

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

We may have exposure to additional tax liabilities which could negatively impact our income tax provision (benefit), net income (loss) and cash flow.

        We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may materially affect our income tax provision (benefit), net income (loss), and cash flows in the period in which such determination is made.

        Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review for the quarter ended December 31, 2009, we provided for a full valuation allowance against our U.S. deferred tax assets. This resulted in a material income tax charge.

        We anticipate we will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.

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

If demand for our aesthetic treatment systems by non-traditional physician customers does not develop as we expect, our revenues will suffer and our business will be harmed.

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

Our proprietary technology has only limited protections which may not prevent competitors from copying our new developments.  This may impair our ability to compete effectively.  We may expend significant resources enforcing our intellectual property rights to prevent such copying, or our intellectual property could be determined to be not infringed, invalid or unenforceable.

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

        We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Candela Corporation, Syneron, Inc., Tria Beauty, Inc. and Alma Lasers, Ltd. and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Candela, Syneron, Tria, Alma or other suspected infringers.  Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning these lawsuits that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in these lawsuits could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see Part I, Item 3 Legal Proceedings.)

         In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We generally enter into agreements with our employees and third parties with whom we work, including but not limited to consultants and vendors, to restrict access to, and distribution of, our proprietary information and define our intellectual property ownership rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology, proprietary information and know-how and we may not have adequate remedies for any such breach. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our proprietary technology, our ability to compete effectively could be harmed and the value of our technology and products could be adversely affected.  Costly and time consuming lawsuits may be necessary to enforce and defend patents issued or licensed exclusively to us, to protect our trade secrets and/or know-how or to determine the enforceability, scope and validity of others’ intellectual property rights. Such lawsuits may result in patents issued or licensed exclusively to us to be found invalid and unenforceable.  In addition, our trade secrets may otherwise become known or our competitors also may independently develop technologies that are substantially equivalent or superior to our technology and which do not infringe our patents.

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

          Material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by MGH. If we are unable to collect our licensing royalties, our revenues will decline.

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

        We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. dollars and a significant proportion of our revenue is denominated in U.S. dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro and Australian dollar. As a result, changes in the exchange rates of these currencies to the U.S. dollar will affect our net income.

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

          Although we have generated profits during the periods of 2002 to 2007, we incurred losses during 2008 and 2009, and have a history of losses. We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

        We may determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of expansion.  Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or issue debt securities in connection with any acquisition we will be subject to risks associated with incurring substantial additional indebtedness.

The liquidity and market value of our investments may decrease.

        As of December 31, 2009, we held approximately $4.0 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of December 31, 2009 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At December 31, 2009, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of December 31, 2009, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

          Our Second Restated Certificate of Incorporation and our Second Amended and Restated By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to our Secretary advance notice of director nominations and business to be brought by such stockholder before any annual or special meeting of stockholders, as well as certain information regarding such nomination and/or business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. They also provide that a special meeting of stockholders may be called only by the chairman of the board of directors, the affirmative vote of a majority of the board of directors or the chief executive officer. These provisions could delay any stockholder actions that are favored by the holders of a majority of our outstanding stock until the next stockholders’ meeting. In addition, the board of directors is authorized to issue shares of our common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of us.

        We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, Second Amended and Restated By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or our management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price.

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

Item 1B. Unresolved Staff Comments

         None.

Item 2. Properties

        On November 19, 2008, we purchased land in Burlington, Massachusetts for $10.7 million on which we built our new operational facility. As of the current year end, the cost of the new operational facility was $23.4 million which has been capitalized on our consolidated balance sheets. The total cost of the building (exclusive of land) will be approximately $25 million. The new facility has approximately 130,000 square feet of office, manufacturing and research space.

        Through August 2010, we are leasing our old facility totaling approximately 69,000 square feet of office, manufacturing and research space in Burlington, Massachusetts. The lease for this facility was to expire in August 2009. However, we have negotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between the construction of our new operational facility and the expiration of our current facility lease. We also lease a facility totaling approximately 1,300 square feet of office and service space in Amsterdam, The Netherlands. The lease expires in March 2011. We also lease approximately 1,700 square feet of office and service space near Sydney, Australia. The lease expires in October 2011. We believe that all facilities are in good condition and are suitable and adequate for our current operations.

Item 3. Legal Proceedings

Candela Corporation, Massachusetts Litigation

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (now Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “'844 patent”), which is exclusively licensed to us by MGH. Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “'568 patent”) are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims.

        We filed an amended complaint on February 16, 2007 to add MGH as a plaintiff. In addition, we further alleged that Candela’s GentleMAX system willfully infringes the ‘844 patent and that Candela’s Light Station system willfully infringes both the ‘844 and ‘568 patents. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007, we filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s allegations. A claim construction hearing, sometimes called a “Markman Hearing”, was held August 2, 2007, and we received what we consider to be a favorable Markman ruling on November 9, 2007.

        On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”). On December 9, 2008, Candela also filed requests for reexamination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. Rejecting Candela’s and the other company’s arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent that closed the reexamination proceeding on the ‘844 patent.

        On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit. Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent. On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition. On January 5, 2010 the Judge lifted the stay. At a scheduling hearing held on February 10, 2010, the Judge set June 30, 2010 as the close of expert discovery and September 14, 2010 as the date for a hearing on any dispositive motions. A trail date has not been set.

        On August 10, 2006, Candela Corporation (now Syneron, Inc.) commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 (the “'222 patent”) which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct.

        In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the Patent Office. In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent. On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office made its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) would be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known. On January 19, 2010, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘222 patent which will close the reexamination proceeding on the ‘222 patent. When this lawsuit is re-started, we will continue to defend the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Alma Lasers, Inc., Delaware Litigation

        On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma’s products and is invalid over prior art. Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma’s allegations that the patent is invalid and not infringed. We also filed a counterclaim accusing Alma’s Pixel C0(2) Omnifit Fractional C0(2) Handpiece and Pixel C0(2) Fractional C0(2) Skin Resurfacing System of infringing the patent. On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge. On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation. Due to unforeseen circumstances, the mediation scheduled for June 30, 2009 was postponed until October 13, 2009. Following our request, Magistrate Judge Mary Pat Thynge cancelled the mediation on October 6, 2009. By letter dated October 13, 2009, we asked presiding Judge Farnan to re-open the case. On December 28, 2009, Alma filed a First Amended Complaint to add a claim that U.S. Patent No. 6,997,923 is unenforceable due to inequitable conduct. On January 11, 2010, we filed our Amended Answer and Counterclaim to Alma’s First Amended Complaint denying Alma’s allegation of inequitable conduct. On March 4, 2010 the parties filed a joint stipulated order of dismissal requesting that the court dismiss this action, including all claims and counterclaims, in its entirety without prejudice, with the parties agreeing that any future litigation between them over U.S. Patent No. 6,997,923, any patent claiming priority (either directly or indirectly) thereto, and/or any patents relating to fractional technology, shall be commenced in this Court.

Syneron, Inc., Massachusetts Litigation

        On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron’s eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe the ‘568 patent and the ‘844 patent, which are exclusively licensed to us by MGH. In March 2009, we served Syneron with this suit. On April 30, 2009, the parties filed a stipulation to stay the lawsuit pending the outcome of the reexaminations of the ‘568 patent and the ‘844 patent.

        On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. The Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent which closed the reexamination proceeding on the ‘844 patent.

        On October 28, 2009, the Patent Office issued a Reexamination Certificate for the ‘568 patent which closed the reexamination proceeding on the ‘568 patent. The Patent Office confirmed the validity and patentability of all the claims of the ‘568 patent including new claims 23 and 24.

        On September 23, 2009, we filed a motion to lift the stay and reopen the lawsuit. On October 6, 2009, Syneron filed their opposition to our motion to lift the stay, and on October 9, 2009, we filed our response to their opposition. On November 13, 2009, the Judge re-opened the case and a scheduling hearing took place on January 6, 2010. No trial date has yet been set. The parties are in discovery.

Tria Beauty, Inc., Massachusetts Litigation

        On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the ‘844 patent, which is exclusively licensed to us by MGH. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. We filed a reply denying the material allegations of the counterclaims. On September 21, 2009, following successful re-examination of the ‘568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by MGH. Our motion also included adding MGH as a plaintiff in the lawsuit. Tria did not oppose the motion and the Judge granted the motion on October 8, 2009. No trial date has yet been set. The parties are in discovery.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is currently traded on the NASDAQ Global Select Market under the symbol PMTI. The following table sets forth the high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

	Fiscal Year 2008
	High	Low
Quarter ended March 31, 2008	$ 15.78	$ 12.79
Quarter ended June 30, 2008	15.50	9.98
Quarter ended September 30, 2008	15.93	9.72
Quarter ended December 31, 2008	13.79	7.90

	Fiscal Year 2009
	High	Low
Quarter ended March 31, 2009	$ 11.30	$ 6.08
Quarter ended June 30, 2009	17.74	7.06
Quarter ended September 30, 2009	16.21	12.01
Quarter ended December 31, 2009	15.98	8.90

        As of March 1, 2010, we had 2,979 holders of record of common stock. This does not include holdings in street or nominee names.

        We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future. We intend to retain substantially all earnings to finance our operations. On August 13, 2007, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. As of December 31, 2009, we have repurchased 675,500 shares of common stock at an average price of $13.68 per share. We repurchased 35,000, 535,500, and 105,000 shares during fiscal 2009, 2008 and 2007, respectively. We may buy back additional shares of our common stock on the open market from time to time.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program (1)
October 1, 2009 through October 31, 2009	-	$ --	-	324,500
November 1, 2009 through November 30, 2009	-	--	-	324,500
December 1, 2009 through December 31, 2009	-	--	-	324,500

Total	-	$ --	-	324,500

(1)     On August 13, 2007, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock.

Performance Graph

        The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Stock Market Total Return Index and the NASDAQ Medical Devices Stocks Index.

Comparison of Five Year Cumulative Total Return *
Palomar Medical Technologies, Inc., NASDAQ Stock
Market Total Return, and NASDAQ Medical Devices Stocks

	For the years ended December 31,
	2004	2005	2006	2007	2008	2009
Palomar Medical Technologies, Inc.	$100	$134	$194	$ 59	$44	$ 39
NASDAQ Stock Market Total Return	$100	$102	$112	$122	$59	$ 84
NASDAQ Medical Devices Stocks	$100	$110	$116	$147	$79	$116

* Hypothetical $100 invested on December 31, 2004 in Palomar Medical Technologies, Inc. Stock, NASDAQ Stock Market Total Return Index, and NASDAQ Medical Devices Stock Index, assuming reinvestment of dividends, if any.

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues:
Product revenues	$34,134	$55,650	$92,312	$85,027	$61,006
Service revenues	14,711	13,729	10,909	7,195	4,818
Royalty revenues	4,891	10,520	13,005	30,481	4,921
Funded product development revenues	1,835	2,434	6,698	3,841	5,409
Other revenues	5,000	5,248	894	--	--

Total revenues	60,571	87,581	123,818	126,544	76,154
Costs and expenses:
Cost of product revenues	13,557	17,858	26,799	22,437	17,664
Cost of service revenues	7,112	7,360	6,592	4,460	3,288
Cost of royalty revenues	1,956	4,208	5,202	12,192	1,969
Research and development	14,679	17,693	16,673	14,056	11,339
Selling and marketing	19,337	23,340	24,886	22,467	17,234
General and administrative	11,254	20,516	17,495	7,645	7,906

Total cost and expenses	67,895	90,975	97,647	83,257	59,400

(Loss) income from operations	(7,324)	(3,394)	26,171	43,287	16,754

Interest income	770	3,653	6,399	4,719	1,172
Other (loss) income, net	534	(317)	513	--	--

(Loss) income before income taxes	(6,020)	(58)	33,083	48,006	17,926
Provision (benefit) for income taxes	4,439	10	12,575	(4,971)	473

Net (loss) income	$(10,459)	$(68)	$20,508	$52,977	$17,453

Net income per common share:
Basic	$(0.58)	$--	$1.12	$3.02	$1.04

Diluted	$(0.58)	$--	$1.07	$2.62	$0.91

Weighted average number of common shares outstanding:
Basic	18,095	18,161	18,277	17,519	16,831

Diluted	18,095	18,161	19,254	20,209	19,158

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$81,948	$122,601	$90,460	$36,817	$10,536
Short-term investments	25,000	--	--	--	--
Available-for-sale investments, at estimated fair value	--	--	41,910	67,352	38,758
Working capital	107,812	129,703	145,861	118,117	50,845
Marketable securities, at estimated fair value	4,024	4,487	--	--	--
Total assets	163,470	171,722	167,607	143,196	66,336
Debt	--	6,000	--	--	--
Total stockholders' equity	143,627	146,805	144,690	117,132	51,866

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Critical accounting policies

        Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, accounts receivable valuation, inventory valuation, marketable securities valuation, stock-based compensation, contingencies and our income tax valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

        Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission (SEC) guidance on revenue recognition. The SEC’s guidance requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

        Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with the Emerging Issues Task Force (EITF) guidance on accounting for revenue arrangements with multiple deliverables, we defer the fair value ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

        Revenues from the sale of service contracts is deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with applicable SEC and EITF guidance, based on the relative fair market value of each element.

        We generally recognize royalty revenue from licensees upon receipt of cash payments since the royalty amounts are not determinable at the end of each quarter. Licensees are obligated to make payments to us between 30 and 45 days after the end of each quarter. If at the end of a quarter royalty revenue from licensees are determinable, we record royalty revenue during the period earned. Periodically, as we sign on new licensees, we recognize back-owed royalties in the period in which it is determinable and earned. We have the right under our license agreements to engage independent auditors to review the royalty calculations. The amounts owed as a result of these audits may be higher or lower than previously recognized.

        We have funded product development revenue from the development agreements with Johnson & Johnson, P&G/Gillette, and the United States Department of the Army. For both Johnson & Johnson and Gillette, we have received payments in accordance with the work plans that were developed with each of Johnson & Johnson and Gillette. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered are recorded as deferred revenue. Payments are not refundable if the development is not successful.

        Available-for-sale and Marketable Security Investments. Investment securities, which primarily consist of corporate preferred securities, state and municipal auction-rate securities, and variable rate demand obligations, are classified as “available-for-sale” or “marketable securities” under the guidance for accounting for certain investments in debt and equity securities and are recorded at fair market value. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Statements of Stockholders’ Equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If the loss is other-than-temporary, it is separated into two amounts, one amount representing a credit loss and the other representing an impairment due to all other factors. The amount representing a credit loss is recorded in earnings, while the remaining impairment is recorded as a component of Accumulated Other Comprehensive Income (Loss), as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.

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

        Inventory Reserves. As a designer and manufacturer, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Included in our inventory are demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

        Warranty Provision. We typically offer a one warranty for our base products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        Stock-Based Compensation. Since January 1, 2006, we have recognized stock-based compensation expense in accordance with the revised share-based payment guidance. This guidance requires share-based payments to employees, including grants of employee stock options, restricted stock units and stock-settled stock appreciation rights (SARs), to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

        We use the Black-Scholes option pricing model to estimate the fair value of stock option and SAR grants. Key input assumptions used to estimate the fair value of stock options and SARs include the exercise price of the award, the expected option term, the expected volatility of our stock over the option or SAR’s expected term, the risk-free interest rate over the option or SAR’s expected term and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options or SARs granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and currently have no intention to pay cash dividends.

        If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our income from operations, net income, and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our stock option and SAR grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options and SARs, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

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

        Income taxes. Under the FASB’s guidance, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In 2008, we incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will not be utilized. Therefore, we have established a full valuation allowance in 2008 and 2009 on this deferred tax asset.

        In 2009, we recorded a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered all available positive and negative evidence, giving greater weight to the recent current loss, the absence of taxable income in the carry back period and the uncertainty regarding our ability to project financial results in future periods.

         In addition to the tax assets described above, we have deferred tax assets totaling approximately $21 million, resulting from the exercise of employee stock options. Recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity. For 2009, 2008 and 2007, the impact to paid-in capital resulting from the exercise and expiration of employee stock options was ($0.5) million, $1.8 million and $4.8 million, respectively.

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

        Contingencies. In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2009, we have not recorded any material loss contingencies.

Overview

        We are a global medical device company engaged in research, development, manufacturing and distribution of proprietary light-based systems for medical and cosmetic treatments. Since our inception, we have been able to develop a differentiated product mix of light-based systems for various treatments through our research and development as well as with our partnerships throughout the world. We are continually developing and testing new indications to further the advancement in light-based treatments.

        Our corporate headquarters and United States operations are located in Burlington, Massachusetts, where we conduct our manufacturing, warehousing, research and development, regulatory, sales, customer service, marketing and administrative activities. In the United States, we market, sell and service our products primarily through our direct sales force and customer service employees. Internationally, sales are generally made through our worldwide distribution network in over 50 countries. In Australia, we market, sell and service our products primarily through our direct sales force and customer service employees.

Financial Information

        Consolidated net revenues in 2009 were $60.6 million, down 31% from 2008. An operating loss of $7.3 million and a net loss of $10.5 million, or $0.58 per diluted share, were incurred in 2009. These results compared with an operating loss of $3.4 million and a net loss of $68,000, or $0.00 per diluted share, in 2008.

        We generate revenues from the sales of our products, sales made from customer services, revenues from royalty payments received from our competitors, other revenues and revenues received from funded product development. The following table provides revenue percentage data for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Product revenues	57%	64%	75%
Service revenues	24%	16%	9%
Royalty revenues	8%	12%	11%
Other revenues	8%	6%	1%
Funded product development revenues	3%	2%	5%

Total revenues	100%	100%	100%

Geographic Information

        We sell directly in North America and Australia and use distributors to sell our products in other countries where we do not have a direct presence. The following table provides product and service revenue data by geographical region for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
North America	61%	68%	71%
Europe	18%	15%	12%
South America	7%	8%	5%
Australia	6%	1%	1%
Asia/Pacific	5%	5%	8%
Other	3%	3%	3%

Total	100%	100%	100%

         Although 2009 was a very challenging year, we were able to maintain a strong balance sheet. As of December 31, 2009, we had $106.9 million of cash, cash equivalents and short-term investments and $4.0 million in marketable securities. As of December 31, 2008, we had $122.6 million of cash and cash equivalents and $4.5 million in marketable securities. Our stockholders' equity decreased year over year, mainly driven by our $10.5 million net loss including a $4.4 million provision for income taxes which included a tax charge to establish a valuation allowance against our U.S. deferred tax assets. Our current ratio is 7.3x, up from 6.9x at the end of 2008. At December 31, 2009, we had no borrowings. We had $6.0 million of short-term debt as of December 31, 2008.

Results of operations

Year 2009 Compared to Year 2008

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2009 and 2008 (in thousands, except for percentages):

	2009		2008		2009 vs. 2008
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$34,134	56%	$55,650	64%	$(21,516)	(39%)
Service revenues	14,711	24%	13,729	16%	982	7%
Royalty revenues	4,891	8%	10,520	12%	(5,629)	(54%)
Funded product development revenues	1,835	3%	2,434	3%	(599)	(25%)
Other revenues	5,000	8%	5,248	6%	(248)	(5%)

Total revenues	60,571	100%	87,581	100%	(27,010)	(31%)
Cost and expenses:
Cost of product revenues	13,557	22%	17,938	20%	(4,381)	(24%)
Cost of service revenues	7,112	12%	7,280	8%	(168)	(2%)
Cost of royalty revenues	1,956	3%	4,208	5%	(2,252)	(54%)
Research and development	14,679	24%	17,693	20%	(3,014)	(17%)
Selling and marketing	19,337	32%	23,340	27%	(4,003)	(17%)
General and administrative	11,254	19%	20,516	23%	(9,262)	(45%)

Total costs and expenses	67,895	112%	90,975	104%	(23,080)	(25%)

Loss from operations	(7,324)	-12%	(3,394)	-4%	(3,930)	116%
Interest income	770	1%	3,653	4%	(2,883)	(79%)
Other (loss) income	534	1%	(317)	0%	851	(268%)

Loss before income taxes	(6,020)	-10%	(58)	0%	(5,962)	10279%
Provision for income taxes	4,439	7%	10	0%	4,429	44290%

Net loss	$(10,459)	-17%	$(68)	0%	$(10,391)	15281%

        Product revenues. Throughout 2009, the aesthetic laser industry and our product revenues continued to be negatively affected by the global recession. In both 2009 and 2008, sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces remained the leading contributor to our product revenues. Product revenues were unfavorably impacted by a decrease of 49% in sales related to the StarLux Laser and Pulsed Light System, a decrease of 34% in revenue related to our other “Lux” family of products, which includes the MediLux and EsteLux, offset by an increase of 63% from sales related to the Aspire body sculpting system and SlimLipo handpiece and an increase of 50% from sales related to the Q-Yag 5 product line as compared to the same period in 2008. In April 2008, we launched the Aspire body sculpting system and SlimLipo handpiece. Shipments began in the third quarter of 2008. The SlimLipo handpiece is our first minimally invasive product which was designed to provide laser-assisted lipolysis during liposuction procedures.

        International product revenue, consisting of revenue from our subsidiary in Australia and distributors in Japan, Europe, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers, was 46% of total product revenue for the year ended 2009 in comparison to 35% for the same period in 2008.

        Service revenues. Customer service revenue increased by 7% as compared to the same period in 2008. This increase was driven by an increase in billable service revenue and accessory revenue as compared to the same period in 2008.

        Royalty revenues. Royalty revenues decreased during 2009 in comparison to the same period in 2008, due to our competitors being affected by the same challenging economic conditions which have depressed their product revenue sales resulting in decreased royalties they owe to us as well as smaller back-owed royalty payments received of $0.2 million in 2009 as compared to $0.7 million in 2008.

        Funded product development revenues. Funded development revenue decreased during 2009 as compared to the same period in 2008. Funded product development revenue in 2009 and 2008 was generated from the development agreements with Johnson & Johnson and P&G (and its wholly owned subsidiary Gillette).

        During 2009, we recognized approximately $1.8 million and $0 million of funded product development revenue from Johnson & Johnson and Gillette, respectively. During 2008, we recognized approximately $2.2 million and $0.2 million of funded product development revenue from Johnson & Johnson and Gillette, respectively. The decrease in funded product development revenue from Johnson & Johnson during 2009 over 2008 was the result of the completion of several agreement amendments and the termination of the Johnson & Johnson agreement during the fourth quarter of 2009. The decrease in funded product development revenue from Gillette during 2009 was the result of the termination of the Development and License Agreement with Gillette in 2008.

        Other revenues. Other revenues decreased during 2009 as compared to the same period in 2008. In both 2009 and 2008, other revenues of $5.0 million consisted of four quarterly payments of $1.25 million relating to a license agreement with P&G. In 2008, other revenues also included the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement.

        Cost of product revenues. The cost of product revenues decreased in absolute dollars, but increased as a percentage of product revenues to 40% in 2009 from 32% in 2008. The decrease in absolute dollars was attributed to lower product revenues. The increase as a percentage of product revenues was due to a shift in product sales to outside North America, where we have lower margins. Additionally, our decrease in volume has resulted in lower overhead absorption.

        Cost of service revenues. The cost of service revenues decreased in absolute dollars and as a percentage of service revenues to 48% in 2009 from 53% in 2008. The decreases in the cost of service revenues year-over-year primarily reflected the reduction in costs associated with express mail and over-night shipments.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with MGH for the years ended December 31, 2009 and 2008. The decrease in the cost of royalty revenues in absolute dollars during 2009 as compared to 2008 was due to our competitors being affected by the same challenging economic conditions which have depressed their product revenue sales resulting in decreased royalties they owe to us as well as smaller back-owed royalty payments received of $0.2 million in 2009 as compared to $0.7 million in 2008.

        Research and development expense. Research and development expense decreased in absolute dollars, but increased as a percentage of total revenues from 20% in 2008 to 24% in 2009. The percentage increase in research and development expense was a direct result of the decrease in revenues and our continued commitment to introducing new products and enhancing our current family of products. The decrease in absolute dollars was driven by the termination of the Development and License Agreement with Gillette in 2008 and the completion of several agreement amendments and the subsequent termination of the Johnson & Johnson agreement during the fourth quarter of 2009.

        For our Johnson & Johnson Joint Development and License Agreement, costs related to additional labor hours worked decreased by $573,000, material costs decreased by $427,000, and other clinical, consulting and overhead expenses increased by $87,000, as compared to the same period in 2008.

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead decreased by $1.8 million in comparison to the same period in 2008. The main driver of the decrease is an overall reduction of expenses during the global economic slowdown.

        For the years ended December 31, 2009 and 2008, research and development expense included $2.0 million and $2.8 million, respectively of stock-based compensation expense.

        Selling and marketing expense. The decrease in selling and marketing expense was primarily comprised of a decrease of $1.6 million from commissions, a decrease of $1.3 million from payroll and payroll related expenses, $0.7 million from tradeshows, seminars, and workshops, and $0.3 million from consultants.

        General and administrative expense. The decrease in general and administrative expense was mainly attributed to a decrease in our corporate legal expenses of $10.6 million, a $2.5 million increase in overhead allocations to other departments which the general and administrative department supports, and a $0.7 million decrease in bad debt expense. Offsetting these increases was a $4.3 million increase in incentive compensation and a $1.0 million increase in payroll and payroll related expenses of which $1.2 million was due to higher stock-based compensation expense in comparison to the same period in 2008.

        For the years ended December 31, 2009 and 2008, general and administrative expense included $3.8 million and $2.6 million, respectively of stock-based compensation expense.

        Interest income. In comparison to the same period in 2008, interest income in 2009 decreased due to a reduction in our cash balances, primarily due to the construction of our new operating facility, and lower interest rates.

        Other income (loss). Other income for the years ended December 31, 2009 and 2008 includes the foreign exchange gain and loss, respectively, as a result of transactions in currencies other than the U.S. dollar.

        Provision for income taxes. The effective tax rate for the year ended December 31, 2009 was 74% as compared to an effective tax rate of 17% for the year ended December 31, 2008. In 2009, our effective tax rate was more than the combined federal and state statutory rates primarily due to a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered available positive and negative evidence, giving greater weight to the recent current loss, the absence of taxable income in the carry back period and the uncertainty regarding our ability to project financial results in future periods. In 2008, our effective tax rate was less than the combined federal and state statutory rates primarily due to the benefit of research and development credits generated. In addition, in 2008, our effective tax rate was impacted by the valuation allowance we recorded related to foreign net operating losses.

Year 2008 Compared to Year 2007

        The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2008 and 2007 (in thousands, except for percentages):

	2008		2007		2008 vs. 2007
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Product revenues	$ 55,650	63%	$ 92,312	74%	$(36,662)	(40%)
Service revenues	13,729	16%	10,909	9%	2,820	26%
Royalty revenues	10,520	12%	13,005	11%	(2,485)	(19%)
Funded product development revenues	2,434	3%	6,698	5%	(4,264)	(64%)
Other revenues	5,248	6%	894	1%	4,354	487%

Total revenues	87,581	100%	123,818	100%	(36,237)	(29%)
Cost and expenses:
Cost of product revenues	17,858	20%	26,799	22%	(8,941)	(33%)
Cost of service revenues	7,360	9%	6,592	5%	768	12%
Cost of royalty revenues	4,208	5%	5,202	4%	(994)	(19%)
Research and development	17,693	20%	16,673	14%	1,020	6%
Selling and marketing	23,340	27%	24,886	20%	(1,546)	(6%)
General and administrative	20,516	23%	17,495	14%	3,021	17%

Total costs and expenses	90,975	104%	97,647	79%	(6,672)	(7%)

(Loss) income from operations	(3,394)	(4%)	26,171	21%	(29,565)	(113%)
Interest income	3,653	4%	6,399	5%	(2,746)	(43%)
Other (loss) income	(317)	0%	513	0%	(830)	(162%)

(Loss) income before income taxes	(58)	0%	33,083	26%	(33,141)	(100%)
Provision for income taxes	10	0%	12,575	10%	(12,565)	(100%)

Net (loss) income	$ (68)	0%	$ 20,508	16%	$(20,576)	(100%)

        Product revenues. The downturn in the global economy in 2008 considerably affected the aesthetic laser industry and our product revenues. A swift and severe decrease in revenue was seen across the sector in 2008 driven by the inability of many prospective customers to obtain financing and prompting others to delay their capital equipment purchases until economic conditions improve. Sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces were the leading contributor to our product revenues. Product revenues were unfavorably impacted by a decrease of 44% in sales related to the StarLux Laser and Pulsed Light System, a decrease of 49% in revenue related to our other “Lux” family of products, which includes the MediLux and EsteLux and a decrease of 61% from sales related to the Q-Yag 5 product line as compared to the same period in 2007. In April 2008, we launched the Aspire body sculpting system and SlimLipo handpiece. Shipments began in the third quarter of 2008. The SlimLipo handpiece is our first minimally invasive product designed to provide laser-assisted lipolysis during liposuction procedures. During the second half of 2008, we recognized product revenue related to the Aspire system and SlimLipo handpiece.

        International product revenue, consisting of revenue from our distributors in Japan, Europe, Australia, Asia\Pacific Rim and South and Central America and our sales shipped directly to international customers, was 35% of total product revenue for the year ended 2008 in comparison to 30% for the same period in 2007.

        Service revenues. Customer service revenue increased by 26% as compared to the same period in 2007. This increase was driven by an increase in sales related to service contracts and accessory sales as compared to the same period in 2007.

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

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us were determined based on an audit by an independent accounting firm which was completed in the first quarter of 2008. We recognized royalty revenue as amounts became determinable. Under our license agreement with the MGH, we pay to MGH 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us royalties on sales of its existing and any new light-based hair removal systems later developed. For the years ended December 31, 2008 and 2007, we recognized $0.7 million and $3.1 million, respectively, for back-owed royalties from Alma.

        Funded product development revenues. Funded development revenue decreased during 2008 as compared to the same period in 2007. Funded product development revenue is generated from the development agreements with Johnson & Johnson Consumer, P&G (and its wholly owned subsidiary Gillette), and the United States Department of the Army.

        During 2008, we recognized approximately $2.2 million and $0.2 million of funded product development revenue from Johnson & Johnson and P&G, respectively. During 2007, we recognized approximately $2.5 million and $3.8 million of funded product development revenue from Johnson & Johnson and Gillette, respectively. The decrease in funded product development revenue from Johnson & Johnson during 2008 was the result of the completion of several agreement amendments, offset by a new agreement amendment which started in the third quarter of 2007. The decrease in funded product development revenue from Gillette during 2008 was the result of the termination of the Development and License Agreement with Gillette in 2008. In 2007, funded product development revenues consisted of the $2.5 million go decision payment following FDA OTC clearance in December 2006 which was recognized throughout 2007 as we were obligated to perform additional services and remain exclusive with Gillette during that period in consideration for this payment and the $1.2 million amendment in February 2007 which was recognized throughout the remainder of 2007 as costs were incurred and services were provided.

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

        Other revenues. Other revenues increased during 2008 as compared to the same period in 2007. Other revenues of $5.2 million in 2008 consisted of four quarterly payments of $1.25 million relating to a new License Agreement with P&G and the recognition of the remaining portion of trade dress infringement fees associated with the Alma Lasers, Ltd. settlement agreement. Other revenues of $894,000 in 2007 were related to the recognition of a portion of the trade dress infringement associated with the settlement of our lawsuit with Alma.

        Cost of product revenues. The cost of product revenues decreased in absolute dollars, but increased as a percentage of product revenues to 36% in 2008 from 32% in 2007 which includes a $1.7 million reduction related to royalties due to MGH after finalizing licensing negotiations. Excluding the $1.7 million, the cost of product revenues as a percentage of product revenues was 34% in 2007. The decrease in absolute dollars was attributed to lower product revenues. The increase as a percentage of product revenues was due to a shift in product sales to outside North America where we have smaller margins.

        Cost of service revenues. The cost of service revenues increased in absolute dollars and decreased as a percentage of service revenues to 53% in 2008 from 60% in 2007. The decreases in the cost of service revenues year-over-year primarily reflected the reduction in costs associated with scrap and other material costs offset by an increase in charges related to express mail and over-night shipments.

        Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with MGH for the years ended December 31, 2008 and 2007. The decrease in the cost of royalty revenues in absolute dollars during 2008 as compared to 2007 was attributed to the decrease in royalty revenue recognized from our licensees, mainly due to the change in back-owed royalties received in 2007 as compared to 2008.

        Research and development expense. The increase in research and development expense was a direct result of our spending related to the Johnson & Johnson agreement and our continued commitment to introducing new platforms and enhancing our current family of products, offset by reduced expenses related to the completion of research contract with the United States Department of the Army and the termination of the Development and License Agreement with Gillette both in 2008.

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

        Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead increased by $868,000 in comparison to the same period in 2007. This increase was attributed to increases in additional labor hours, material costs, other clinical, consulting and overhead expenses.

        For the years ended December 31, 2008 and 2007, research and development expense included $2.8 million and $194,000, respectively, of stock-based compensation expense.

        Selling and marketing expense. The decrease in selling and marketing expense is primarily comprised of $2.2 million of commissions and $426,000 from consultants, offset by an increase of $1.4 million from payroll and payroll related expenses of which $1.1 million was due to higher stock-based compensation expense. Included in these expenses for 2008 is approximately $1.1 million related to our two foreign subsidiaries.

        General and administrative expense. The increase in general and administrative expense was mainly attributed to increases in our corporate legal expenses of $4.7 million which excludes a $227,000 reimbursement (net of payments owed to the MGH) from Alma in 2007 and payroll and payroll related expenses of $2.5 million as well as a $843,000 decrease in allocated expenses. Offsetting these increases were a $4.0 million decrease in incentive compensation and a $1.6 million decrease in bad debt expense in comparison to the same period in 2007.

        For the years ended December 31, 2008 and 2007, general and administrative expense included $1.5 million and $99,000, respectively, of stock-based compensation expense.

        Interest income. In comparison to the same period in 2007, interest income in 2008 decreased due to a reduction in our cash balances and lower interest rates, offset by $52,000 (net of payments owed to the MGH) received related to back-owed royalties from a new patent license agreement in 2007 under which we recognized $259,000 (net of payments owed to MGH) related to back-owed royalties in 2007.

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

        Provision for income taxes. The effective tax rate for the year ended December 31, 2008 was 17% as compared to an effective tax rate of 38% for the year ended December 31, 2007. In 2008 and 2007, our effective tax rate was less than the combined federal and state statutory rates primarily due to the benefit of research and development credits generated. In addition, in 2008, our effective tax rate was impacted by the valuation allowance we recorded related to foreign net operating losses. Although in 2008, we determined that a valuation allowance was not required with respect to our remaining deferred tax assets of $5.3 million, their recovery was dependent on achieving the forecast of future operating income over a protracted period of time. Failure to achieve future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

Liquidity and capital resources

        The following table sets forth, for the periods indicated, a year-over-year comparison of key components of our liquidity and capital resources (in thousands).

			2009 to 2008
Year ended December 31,	2009	2008	$ Change	% Change
Cash flows from operating activities	$10,320	$6,809	$3,511	52%
Cash flows (used in) from investing activities	(45,292)	23,160	(68,452)	(188%)
Cash flows (used in) from financing activities	(5,670)	2,172	(7,842)	(369%)
Capital expenditures, including construction in process	21,017	13,675	7,342	54%

Additionally, our cash, investments, accounts receivable, inventories, working capital, and debt are shown below for the periods indicated (in thousands).

			2009 to 2008
Year ended December 31,	2009	2008	$ Change	% Change
Cash, cash equivalents and short-term investments	$106,948	$122,601	$(15,653)	(13%)
Accounts receivable, net	4,436	6,395	(1,959)	(32%)
Inventories, net	11,126	16,046	(4,920)	(31%)
Working capital	107,812	129,703	(21,891)	(17%)
Non-current marketable securities	4,024	4,487	(463)	(10%)
Debt	--	6,000	(6,000)	N	/A

        As of December 31, 2009, we had $106.9 million in cash, cash equivalents and short-term investments. We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of December 31, 2009, we had no short-term debt outstanding under a $30.0 million revolving note agreement. We repaid the $6.0 million outstanding at December 31, 2008 on January 2, 2009. On February, 12, 2010, we cancelled our revolving note.

         At December 31, 2009, we held $4.0 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of December 31, 2009. During fiscal 2009 and 2008, we sold $0.7 million and $38.1 million of our ARS, respectively.

         We have determined that the fair value of our ARS was temporarily impaired as of December 31, 2009 and 2008. For the year ended December 31, 2009 and 2008, we marked to market our ARS and recorded an unrealized gain of $0.4 million and an unrealized loss of $0.6 million, respectively , net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of December 31, 2009, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

        Cash provided by operating activities increased for the year ended December 31, 2009 compared to the same period in 2008. This increase primarily reflects the effects of a decrease in working capital requirements, an increase in FAS 123R stock-based compensation expense and the full valuation on the deferred tax asset, offset by an increase in net loss, a decrease in the provision for bad debt, and a decrease in inventory write-off. Cash from investing activities decreased during 2009 compared to the same period in 2008. These amounts primarily reflect cash used for purchases of property and equipment (including construction in progress), purchases of short-term investments offset by proceeds from the sale of available-for-sale investments. Cash provided by financing activities decreased for the year ended December 31, 2009 compared to the same period in 2008. This decrease was primarily due to decreases in exercises of stock options, tax benefits from the exercise of stock options, and buyback of treasury stock, offset by payments on borrowings.

        In December 2008, we secured access to a revolving note through December 17, 2013. On February, 12, 2010, we cancelled our revolving note. Prior to this cancellation, we had access to $30 million through December 16, 2010. The credit limit would subsequently be reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bore interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At December 31, 2009 and 2008, we had outstanding debt of $0 million and $6 million, respectively. The average interest rate at December 31, 2008 was 1.22%. Any outstanding debt is due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008.

        Our revolving note required that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. For all periods in which we had outstanding debt, we were in compliance with the financial covenants. If we were to default on our debt, the building would have been used as collateral.

        On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility. As of the current year end, the cost of the new operational facility was $23.4 million which has been capitalized on our consolidated balance sheet. The total cost of the building (exclusive of land) will be approximately $25 million. We financed this project by using cash on hand.

        We anticipate that capital expenditures for 2010 will total approximately $2.1 million consisting primarily of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures, most of which are expected to occur during the first half of 2010, with cash on hand.

        On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice. During the year ended December 31, 2009, we used $0.3 million to purchase 35,000 shares of our common stock at an average price of $7.39.

Off-balance sheet arrangements

        We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we were not involved in any unconsolidated transactions.

Contractual obligations

        We are a party to three patent license agreements with MGH whereby we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the year ended December 31, 2009 and 2008 totaled approximately $2.4 million and $5.0 million, respectively. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

         We have obligations related to the adoption of FASB ASC 740. Further information about changes in these obligations can be found in Note 4.

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease for our old facility in Burlington, Massachusetts.

        On July 30, 2007, we signed an amendment to our Burlington, Massachusetts lease to add an additional 13,600 square feet. The lease for this facility was to expire in August 2009. However, we have renegotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between construction of our new facility and the expiration of our current facility lease. We have vacated the leased facility during the first quarter of 2010 and will be recognizing the remaining lease payments in the first quarter of 2010. Rent expense, including these lease amendments, will be approximately $1.3 million in 2010.

         The following table summarizes our estimated contractual cash obligations as of December 31, 2009, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase commitments	$4,257	$4,257	$ --	$ --	$ --
Operating leases	1,426	1,331	95	--	--

Total contractual obligations	$5,683	$5,588	$95	$ --	$ --

Recently issued accounting standards

Fair Value Measurements and Disclosures

              In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this new guidance is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

Revenue Arrangements That Include Software Elements

              In October 2009, the FASB issued ASU No. 2009-14 – Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU No. 2009-14 is effective for fiscal years that begin on or after June 15, 2010. The Company is currently evaluating the impact, if any, that ASU No. 2009-14 may have on the Company’s consolidated results of operations and financial position.

Multiple-Deliverable Revenue Arrangements

              In October 2009, the FASB issued ASU No. 2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010. The Company is currently evaluating the impact, if any, that ASU No. 2009-13 may have on the Company’s financial condition and results of operations.

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

        Our investment portfolio of cash equivalents, short-term investments, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At December 31, 2009, we held $4.0 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of December 31, 2009. During fiscal 2009 and 2008, we sold $0.7 million and $38.1 million, respectively, of our ARS.

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

Palomar Medical Technologies, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palomar Medical Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 5, 2010

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Assets:
Cash and cash equivalents	$81,948,482	$122,601,139
Short-term investments	25,000,000	--

Total cash, cash equivalents and short-term investments	106,948,482	122,601,139
Accounts receivable, net of allowance of $786,797 and $1,235,005, respectively	4,436,219	6,395,364
Inventories	11,126,352	16,045,725
Deferred tax assets	--	4,149,583
Other current assets	2,179,233	2,613,003

Total current assets	124,690,286	151,804,814

Marketable securities, at estimated fair value	4,024,313	4,486,834
Property and equipment, net	34,629,410	14,225,397
Deferred tax assets	--	1,197,876
Other assets	126,087	7,515

Total assets	$163,470,096	$171,722,436

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$--	$6,000,000
Accounts payable	2,696,217	3,247,051
Accrued liabilities	8,959,679	6,688,137
Deferred revenue	5,221,924	6,166,246

Total current liabilities	16,877,820	22,101,434
Accrued income taxes	2,965,077	2,815,577

Total liabilities	$19,842,897	$24,917,011

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	--	--
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued - 18,521,045 and 18,479,345 shares, respectively	185,211	184,794
Additional paid-in capital	206,740,492	205,306,957
Accumulated other comprehensive loss	(292,297)	(542,443)
Accumulated deficit	(63,006,207)	(52,547,173)
Treasury stock, at cost - 0 and 413,255 shares, respectively	--	(5,596,710)

Total stockholders' equity	143,627,199	146,805,425

Total liabilities and stockholders’ equity	$163,470,096	$171,722,436

See accompanying notes to consolidated financial statements. 47

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
Revenues:
Product revenues	$34,133,999	$55,649,915	$92,311,828
Service revenues	14,710,851	13,729,033	10,909,104
Royalty revenues	4,891,047	10,520,132	13,005,459
Funded product development revenues	1,835,314	2,434,395	6,698,063
Other revenues	5,000,000	5,247,625	894,189

Total revenues	60,571,211	87,581,100	123,818,643

Costs and expenses:
Cost of product revenues	13,555,612	17,857,863	26,798,758
Cost of service revenues	7,112,066	7,359,775	6,592,184
Cost of royalty revenues	1,956,419	4,208,054	5,202,184
Research and development	14,679,500	17,692,888	16,673,191
Selling and marketing	19,337,135	23,339,759	24,885,695
General and administrative	11,254,199	20,516,522	17,495,400

Total costs and expenses	67,894,931	90,974,861	97,647,412

(Loss) income from operations	(7,323,720)	(3,393,761)	26,171,231

Interest income	770,315	3,652,324	6,398,805
Other income (loss)	533,619	(316,805)	513,142

(Loss) income before income taxes	(6,019,786)	(58,242)	33,083,178

Provision for income taxes	4,439,248	9,923	12,575,516

Net loss	$(10,459,034)	$(68,165)	$20,507,662

Net (loss) income per share:
Basic	$(0.58)	$--	$1.12

Diluted	$(0.58)	$--	$1.07

Weighted average number of shares outstanding:
Basic	18,094,914	18,160,700	18,277,324

Diluted	18,094,914	18,160,700	19,254,023

Comprehensive (loss) income:
Net (loss) income	$(10,459,034)	$(68,165)	$20,507,662
Unrealized gain (loss) on auction-rate securities	380,910	(588,166)	--
Currency translation adjustment	(130,764)	33,133	12,590

Comprehensive (loss) income	$(10,208,888)	$(623,198)	$20,520,252

See accompanying notes to consolidated financial statements. 48

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number of shares	$0.01 Par value	Additional paid-in capital	Treasury Stock Value	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance, December 31, 2006	18,063,103	$ 180,631	$ 189,937,701	$ --	$(72,986,670)	$ --	$ 117,131,662

Net income	--	--	--	--	20,507,662	--	20,507,662
Issuance of stock for employer 401(k) matching contribution	41,865	419	654,711	--	--	--	655,130
Costs incurred related to the issuance of common stock	--	--	(62,100)	--	--	--	(62,100)
Tax benefit from the exercise of stock options	--	--	4,775,156	--	--	--	4,775,156
Exercise of stock options and warrants	337,878	3,379	4,193,067	--	--	--	4,196,446
Stock-based compensation expense	--	--	489,546	--	--	--	489,546
Currency translation adjustment	--	--	--	--	--	12,590	12,590
Treasury stock buyback	--	--	--	(3,016,586)	--	--	(3,016,586)

Balance, December 31, 2007	18,442,846	$ 184,429	$ 199,988,081	$(3,016,586)	$(52,479,008)	$ 12,590	$ 144,689,506

Net loss	--	--	--	--	(68,165)	--	(68,165)
Issuance of stock for employer 401(k) matching contribution	--	--	(83,860)	728,328	--	--	644,468
Costs incurred related to the issuance of common stock	--	--	(59,600)	--	--	--	(59,600)
Tax benefit from the exercise of stock options	--	--	1,770,681	--	--	--	1,770,681
Exercise of stock options and warrants	36,499	365	(2,231,086)	2,660,230	--	--	429,509
Stock-based compensation expense	--	--	5,922,741	--	--	--	5,922,741
Unrealized loss on marketable securities	--	--	--	--	--	(588,166)	(588,166)
Currency translation adjustment	--	--	--	--	--	33,133	33,133
Treasury stock buyback	--	--	--	(5,968,682)	--	--	(5,968,682)

Balance, December 31, 2008	18,479,345	$ 184,794	$ 205,306,957	$(5,596,710)	$(52,547,173)	$(542,443)	$ 146,805,425

Net loss	--	--	--	--	(10,459,034)	--	(10,459,034)
Issuance of stock for employer 401(k) matching contribution	41,700	417	406,110	136,552	--	--	543,079
Tax benefit from the exercise of stock options	--	--	436,828	--	--	--	436,828
Exercise of stock options and warrants	--	--	(571,736)	723,633	--	--	151,897
Issuance of fully vested restricted common stock	--	--	(4,995,015)	4,995,015	--	--	--
Stock-based compensation expense	--	--	7,068,273	--	--	--	7,068,273
Expiration of stock compensation deferred tax asset	--	--	(910,925)	--	--	--	(910,925)
Unrealized gain on marketable securities	--	--	--	--	--	380,910	380,910
Currency translation adjustment	--	--	--	--	--	(130,764)	(130,764)
Treasury stock buyback	--	--	--	(258,490)	--	--	(258,490)

Balance, December 31, 2009	18,521,045	$ 185,211	$ 206,740,492	$ --	$(63,006,207)	$(292,297)	$ 143,627,199

See accompanying notes to consolidated financial statements. 49

Palomar Medical Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) income	$(10,459,034)	$ (68,165)	$ 20,507,662
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	612,633	700,268	585,534
Stock-based compensation expense	7,068,273	5,922,741	489,546
Provision for bad debt	--	667,846	2,346,122
Inventory provision	--	480,093	434,092
Tax benefit from the exercise of stock options	(436,828)	(1,770,682)	(4,775,156)
Change in deferred tax assets	4,586,034	(1,253,229)	6,124,046
Other non-cash items	192,679	33,133	12,590
Changes in assets and liabilities:
Accounts receivable	1,943,833	8,974,266	(2,940,544)
Inventories	5,198,413	(3,629,664)	(2,318,536)
Other current assets	436,843	(1,483,703)	572,963
Other assets	(117,296)	103,559	--
Accounts payable	(1,068,386)	1,259,472	(275,450)
Accrued liabilities	3,318,500	(3,503,136)	2,430,933
Deferred revenue	(956,041)	376,310	(179,461)

Net cash from operating activities	10,319,623	6,809,109	23,014,341

Investing activities:
Purchases of property and equipment	(21,016,646)	(13,675,228)	(705,986)
Purchases of available-for-sale investments	--	(1,250,000)	(43,173,178)
Purchases of short-term investments	(25,000,000)	--	--
Proceeds from sale of available-for-sale investments	725,000	38,085,000	68,615,000

Net cash (used in) from investing activities	(45,291,646)	23,159,772	24,735,836

Financing activities:
Proceeds from the exercise of stock options and warrants	151,897	429,509	4,196,446
Tax benefit from the exercise of stock options and warrants	436,828	1,770,681	4,775,156
Costs incurred related to issuance of common stock	--	(59,600)	(62,100)
Costs incurred related to purchase of stock for treasury	(258,490)	(5,968,682)	(3,016,586)
Proceeds from (payments on) short-term borrowings on credit facilities	(6,000,000)	6,000,000	--

Net cash (used in) from financing activities	(5,669,765)	2,171,908	5,892,916

Effect on exchange rate changes on cash and cash equivalents	(10,869)	--	--
Net (decrease) increase in cash and cash equivalents	(40,652,657)	32,140,789	53,643,093
Cash and cash equivalents, beginning of the period	122,601,139	90,460,350	36,817,257

Cash and cash equivalents, end of the period	$ 81,948,482	$ 122,601,139	$ 90,460,350

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 36,493	$ 923,993	$ 3,321,993

Supplemental disclosure of noncash financing and investing activities:
Issuance of stock for employer 401(k) matching contribution	$ 543,079	$ 644,468	$ 655,130

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Business

        We are a global medical device company engaged in research, development, manufacturing and distribution of proprietary light-based systems for medical and cosmetic treatments.

Basis of Presentation

        The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of Palomar and all of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Reclassifications

         To be consistent with the 2009 presentation, we reclassified certain 2008 balances within current assets in the accompanying Consolidated Balance Sheets. The reclassifications had no impact on previously reported results of operations or cash flow related to operating activities.

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

        In the ordinary course of accounting for the items discussed above, we makes change in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Cash, Cash Equivalents and Short-term Investments

        We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of these investments approximates their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.

Marketable Securities

         Investment securities, which primarily consist of corporate preferred securities, state and municipal auction-rate securities, and variable rate demand obligations, are classified as “available-for-sale” or “marketable securities” under the guidance for accounting for certain investments in debt and equity securities and are recorded at fair market value. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If the loss is other-than-temporary, it is separated into two amounts, one amount representing a credit loss and the other representing an impairment due to all other factors. The amount representing a credit loss is recorded in earnings, while the remaining impairment is recorded as a component of accumulated other comprehensive income (loss), as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis. We determined that the fair value of our ARS was temporarily impaired as of December 31, 2009 and 2008. We recorded an unrealized gain of $381,000 and unrealized loss of $588,000, net of tax effects, in accumulated other comprehensive income (loss) in stockholders’ equity for the years ended December 31, 2009, and 2008, respectively. Unrealized gains and losses at December 31, 2007 were not material.

        Our marketable securities are comprised of auction-rate securities (ARS). The ARS we invest in are high quality securities, none which are mortgaged-backed. In the first quarter of 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. In the years ended December 31, 2009 and 2008, we sold $0.7 million and $38.1 million, respectively, of the ARS held at December 31, 2007. The amortized cost basis of our holdings of ARS at December 31, 2009 was $4.4 million. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market, if any. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current marketable securities as of December 31, 2009.

         To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We have also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended December 31, 2009. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of December 31, 2009, we do not intend to sell the ARS and, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the entire cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2009. For the year ended December 31, 2009, we marked to market our ARS and recorded an unrealized gain of $381,000, net of taxes, in accumulated other comprehensive (loss) income in stockholders’ equity to reflect the cumulative temporary impairment of approximately $216,000, net of taxes, on our ARS as of December 31, 2009.

Accounts Receivable Reserve

        We maintain an allowance for losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and/or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. Accounts receivable allowance activity consisted of the following for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31,	2009	2008	2007

Balance at beginning of year	$ 1,235,005	$ 1,470,360	$ 950,000
Additions	--	667,846	2,346,122
Deductions	(448,208)	(903,201)	(1,825,762)

Balance at end of year	$ 786,797	$ 1,235,005	$ 1,470,360

Inventories

        Inventories are valued at the lower of cost (first in, first-out method) or market, and include material, labor and manufacturing overhead. At December 31, 2009 and 2008, inventories consisted of the following:

At December 31,	2009	2008

Raw materials	$ 4,365,150	$ 7,757,417
Work in process	361,931	1,517,400
Finished goods	6,399,271	6,770,908

	$11,126,352	$16,045,725

        Our policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in our finished goods inventory are $1.8 million in 2009 and $1.6 million in 2008 of demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect; in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in this demand could have a significant impact on the value of our inventory and our reported operating results.

Property and Equipment

        Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. At December 31, 2009 and 2008, property and equipment consisted of the following:

At December 31,	2009	2008	Estimated Useful Life
Land	$10,680,000	$10,680,000
Construction in progress	23,385,614	2,485,864
Machinery and equipment	2,100,331	2,100,331	3 - 8 years
Furniture and fixtures	3,364,989	3,248,093	5 years
Leasehold improvements	537,648	537,648	Shorter of estimated useful life or term of lease

	40,068,582	19,051,936
Less accumulated depreciation	5,439,172	4,826,539

Total	$34,629,410	$14,225,397

        On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility. Construction of the building is expected to be completed during the first quarter of 2010. As of the current year end, the cost of the new operational facility was $23.4 million. The total cost of the building (exclusive of land) will be approximately $25 million. We financed this project by using cash on hand.

Revenue Recognition

        We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) guidance on revenue recognition. The SEC’s guidance requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

        Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with the Emerging Issues Task Force (“EITF”) guidance on accounting for revenue arrangements with multiple deliverables, we defer the fair value ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

        Revenues from the sale of service contracts is deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with applicable SEC and EITF guidance, based on the relative fair market value of each element.

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

        Through 2008, we have provided services under a $3.8 million research contract with the United States Department of the Army to develop a light-based self-treatment device for Pseudofolliculitis Barbae or PFB. The contract was a cost plus fee arrangement whereby we were reimbursed for the expenses incurred in connection with PFB research plus an 8% fee. Revenue was recognized under the contract as the costs were incurred and the services were rendered. Our revenue from the contract is subject to government audit.

        We include reimbursed shipping and handling costs in revenue with the offsetting expense included in selling and marketing and cost of product revenues. Included in revenues are $221,000, $244,000 and $291,000 of reimbursed shipping and handling costs during the years ended December 31, 2009, 2008 and 2007, respectively.

Product Warranty Costs

        We typically offer a one year warranty for our base systems. Warranty coverage provided is for labor and parts necessary to repair systems during their warranty period. We account for the estimated warranty cost of the standard warranty coverage as a charge to cost of product revenue when revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

        The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2009 and 2008.

At December 31,	2009	2008

Warranty accrual, beginning of year	$ 856,158	$ 1,051,432
Charged to costs and expenses relating to new sales	1,280,301	1,822,196
Costs of product warranty claims\change in estimate	(1,540,249)	(2,017,470)

Warranty accrual, end of year	$ 596,210	$ 856,158

Research and Development Expenses

        We charge research and development expenses to operations as incurred.

Advertising costs

        Advertising costs are included as part of selling and marketing expense and are expensed as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007, were $530,000, $557,000 and $473,000, respectively.

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

        The reconciliation of basic and diluted weighted average shares outstanding is as follows:

At December 31,	2009	2008	2007

Basic weighted average common shares outstanding	18,094,914	18,160,700	18,277,324
Potential common shares pursuant to stock options, SARs and warrants	--	--	976,699

Diluted weighted average common shares outstanding	18,094,914	18,160,700	19,254,023

        For the years ended December 31, 2009 and 2008, 3.4 million and 3.8 million, respectively, weighted average stock options, stock-settled stock appreciation rights, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive. For the year ended December 31, 2007, all potential shares related to outstanding common stock options, stock-settled stock appreciation rights, and warrants were included in diluted weighted average shares outstanding.

Stock based compensation

        Since January 1, 2006, we have recognized stock-based compensation expense in accordance with the revised share-based payment guidance. This guidance requires share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights (SARs), to be recognized in the statement of operations based on their fair values at the date of grant.

         In October 2009, our Board of Directors reviewed our outstanding equity compensation arrangements and determined to provide our management, employees and directors with appropriate incentives to achieve our business and financial goals while at the same time minimizing the accounting costs of these incentives and reducing the overhang caused by stock options that are significantly underwater. As a result of this review and determination, in October 2009, our Board approved a stock option exchange program for some of our significantly underwater options. As part of this program, during the fourth quarter of 2009 we provided certain employees, officers and directors who were previously granted stock options for the purchase of a total of 650,500 shares of our common stock with exercise prices of $24.63 and $26.00 per share with the opportunity to exchange these options to (i) reduce the number of shares that are the subject of these options based on a conversion ratio which will not create (or will minimize to the maximum extent possible) any incremental stock-based compensation expense on the date of amendment (the “Amendment Date”), (ii) reduce the exercise price to an amount equal to the closing price of our common stock on The Nasdaq Global Select Market on the Amendment Date and (iii) extend the expiration date until 10 years from the Amendment Date. In addition, certain participants in this program were granted a number of fully vested shares of restricted common stock under our 2004 Stock Incentive Plan equal to the difference between the number of shares of common stock that was the subject of the stock option initially granted under the 2004 Stock Incentive Plan and the number of shares evidenced by the option following the amendment. In the fourth quarter of 2009, we incurred a one-time stock-based compensation charge of $3.5 million as a result of these restricted stock awards.

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

        During the years ended December 31, 2009, 2008 and 2007, SARs rights were granted to employees and directors totaling 198,500, 350,000 and 482,500, respectively,. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense will be recognized straight-line over the four year period.

        We use the Black-Scholes option pricing model to estimate the fair value of stock option and SAR grants. Key input assumptions used to estimate the fair value of stock options and SARs include the exercise price of the award, the expected option term, the expected volatility of our stock over the option or SARs expected term, the risk-free interest rate over the option or SARs expected term and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options or SARs granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and currently have no intention to pay cash dividends. The fair value of each award included options granted under the stock option exchange program was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended December 31,	2009	2008	2007

Risk-free interest rate	1.73%	2.05%	4.21%
Expected dividend yield	--	--	--
Expected lives	4.1 years	3.0 years	3.0 years
Expected volatility	57%	44%	47%
Grant date fair value of awards granted during period	$ 5.23	$ 4.32	$ 17.29

        Based on our historical turnover rates, we assumed an annual estimated forfeiture rate of 3% when we calculated the estimated compensation cost for the year ended December 31, 2009. A recovery of prior expense will be recorded if the actual forfeitures are higher than estimated and vice versa. Ultimately, we will only recognize compensation expense for those awards that actually vest.

        The cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.

Concentration of Credit Risk

        The Financial Accounting Standards Board (“FASB”) requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, short-term investments, marketable securities, and accounts receivable. We place cash and cash equivalents, short-term investments and marketable securities in established financial institutions. We have no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Our trade accounts receivable are primarily from sales to end users and distributors servicing the medical and beauty industry, and reflect a broad domestic and international base. We maintain an allowance for potential credit losses. Our accounts receivable credit risk is not concentrated within any one geographic area or customer group. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in our accounts receivable.

Contingencies

        In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2009, we have not recorded any material loss contingencies.

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

        We performed an analysis of our investments held at December 31, 2009 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008.

Assets	Fair Value as of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Short-term investments	$ 25,000	$ -	$ -	$ 25,000
Auction-rate preferred securities	-	-	2,622	2,622
Auction-rate municipal securities	-	-	1,402	1,402

Total	$ 25,000	$ -	$ 4,024	$ 29,024

Assets	Fair Value as of December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ -	$ -	$ 3,166	$ 3,166
Auction-rate municipal securities	-	-	1,321	1,321

Total	$ -	$ -	$ 4,487	$ 4,487

         At December 31, 2009, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $2.9 million and $1.5 million, respectively. At December 31, 2008, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $3.5 million and $1.6 million, respectively. As described in more detail below, all of our auction-rate securities have unrealized losses which have been recorded in accumulated other comprehensive income.

        There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

Level 3 Gains and Losses

        The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the year ended December 31, 2009.

(In thousands)	Auction-rate preferred securities	Auction-rate municipal securities	Total
Balance at December 31, 2008	$ 3,166	$ 1,321	$4,487
Net transfers in/(out)	--	--	--
Net sales	(625)	(100)	(725)
Gains/(losses)
Realized	--	--	--
Unrealized	81	181	262

Balance at December 31, 2009	$ 2,622	$ 1,402	$4,024

        All of the above ARS have been in a continuous unrealized loss position for 12 months or longer. We continue to receive regular dividends from each of our ARS at current market rates.

         Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of December 31, 2009.

         The fair value of our holdings of ARS at December 31, 2009 was $4.0 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended December 31, 2009 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of December 31, 2009, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2009.

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

Foreign Currencies

        In accordance with the FASB’s guidance on foreign currency translation, the financial statements of subsidiaries outside the United States are measured using the foreign subsidiary’s local currency as the functional currency. We translate the assets and liabilities of our foreign subsidiaries at the exchange rate in effect at the end of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense). Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) included in stockholders’ equity. For the year ended December 31, 2009, we recognized a foreign currency transaction gain of $534,000 which was included in other income (expense). For the year ended December 31, 2008, we recognized a foreign currency transaction loss of $317,000 which was included in other income (expense). Foreign currency transaction gains or losses were not material for the year ended December 31, 2007.

Comprehensive Income (Loss) and Accumulated Other Comprehensive (Loss) Income

        Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

        The components of accumulated other comprehensive loss as of December 31, 2009 and 2008 are as follows:

At December 31,	2009	2008
Unrealized loss on marketable securities, net of taxes	($207,256)	($588,166)
Currency translation adjustment	(85,041)	45,723

Total accumulated other comprehensive loss	($292,297)	($542,443)

Income Taxes

        We provide for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes. We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the guidance, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized.

Recently issued accounting standards

Fair Value Measurements and Disclosures
              In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company’s first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this new guidance is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

Revenue Arrangements That Include Software Elements
              In October 2009, the FASB issued ASU No. 2009-14 – Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU No. 2009-14 is effective for fiscal years that begin on or after June 15, 2010. The Company is currently evaluating the impact, if any, that ASU No. 2009-14 may have on the Company’s consolidated results of operations and financial position.

Multiple-Deliverable Revenue Arrangements
              In October 2009, the FASB issued ASU No.2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU No. 2009-13 is effective for fiscal years that begin on or after June 15, 2010. The Company is currently evaluating the impact, if any, that ASU No. 2009-13 may have on the Company’s financial condition and results of operations.

Note 2 — Segment and Geographic Information

        In accordance with the FASB’s guidance on disclosures about segments of an enterprise and related information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, we have viewed our operations and managed our business as principally one segment, medical and cosmetic products and services, and substantially all of our long-lived assets are located in one facility in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

        The following table represents percentages of product and service revenue by geographical region for 2009, 2008, and 2007:

Year ended December 31,	2009	2008	2007
North America	61%	68%	71%
Europe	18%	15%	12%
South and Central America	7%	8%	5%
Australia	6%	1%	1%
Asia / Pacific	5%	5%	8%
Middle East	3%	3%	3%

Total	100%	100%	100%

Note 3 — Research and Development Arrangement

        On August 1, 2004, we entered into a new agreement, replacing an existing agreement with the Massachusetts General Hospital (the “Research Agreement”) whereby Massachusetts General Hospital (“MGH”) agreed to conduct clinical and non-clinical research in the field of photo thermal removal or reduction of hair, using light. The Research Agreement had a term of three years and expired in August 2007. We provided MGH at least $230,000 on an annual basis to cover the direct and indirect costs of the research. We have the right to exclusively license, on royalty terms to be negotiated, Palomar-funded inventions that are discovered as a result of this research.

Note 4 — Income Taxes

        We provide for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes. The provision for (benefit from) income taxes in the accompanying Consolidated Statements of Operations consists of the following:

Year ended December 31,	2009	2008	2007
Federal:
Current	$ (499,655)	$ 1,110,598	$ 6,585,662
Deferred	3,852,211	(1,469,428)	3,855,773

	3,352,556	(358,830)	10,441,435
State:
Current	497,245	434,910	2,206,727
Deferred	577,309	(66,157)	(72,646)

	1,074,554	368,753	2,134,081
Foreign:
Current	12,138	--	--
Deferred	--	--	--

	12,138	--	--

Total	$ 4,439,248	$ 9,923	$ 12,575,516

(Loss) income before income tax provision for (benefit from) income taxes consists of the following:

Year ended December 31,	2009	2008	2007
Domestic	$(6,509,581)	$ 616,844	$33,077,729
Foreign	489,795	(675,086)	5,449

Total	$(6,019,786)	$(58,242)	$33,083,178

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Year ended December 31,	2009	2008	2007
Income tax (benefit)/provision at federal statutory rate	(34.0%)	(34.0%)	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	(2.3)	437.7	4.4
Decrease in federal statutory rate	--	167.1	--
Federal research credit	(4.6)	(837.0)	(0.7)
Foreign rate differential	(0.4)	42.8	--
Foreign rate differential - valuation allowance	(2.1)	358.4	--
Change in valuation allowance	112.1	--	--
Permanent items	5.1	(118.0)	(0.7)

Provision for (benefit from) income taxes	73.8%	17.0%	38.0%

61

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

At December 31,	2009	2008
Net operating loss carry forwards	$1,834,923	$208,750
Nondeductible accruals	1,417,837	1,504,197
Nondeductible reserves	1,527,944	1,684,855
Stock based compensation	2,504,339	2,098,507
Tax credits	250,304	59,900
Valuation allowance	(7,535,347)	(208,750)

Total	$--	$5,347,459

        Under the FASB’s guidance, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In 2008, we incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will not be utilized. Therefore, we have established a full valuation allowance in 2008 and 2009 on this deferred tax asset.

         In 2009, we recorded a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered available positive and negative evidence, giving greater weight to the recent current loss, the absence of taxable income in the carry back period and the uncertainty regarding our ability to project financial results in future periods.

         In addition to the tax assets described above, we have deferred tax assets totaling approximately $21 million, resulting from the exercise of employee stock options. Recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity. For 2009, 2008 and 2007, the impact to paid-in capital resulting from the exercise and expiration of employee stock options was ($0.5) million, $1.8 million and $4.8 million, respectively.

        At December 31, 2009, we had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss carry forwards and tax credit carry forwards of approximately $53.6 million and $4.4 million, respectively, to be used to offset future taxable income. These net operating loss carry forwards and tax credits are primarily attributable to the excess tax benefit of stock option grants and will expire through 2029. We also have $0.3 million of Australian net operating loss carry forwards.

        At the adoption date of the FASB’s guidance on accounting for uncertainty in income taxes on January 1, 2007, we had $2.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2009, we have $3.0 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

        A reconciliation of our total gross unrecognized tax benefits for the year ended December 31, 2009 is below.

At December 31,	2009	2008
Balance at beginning of year	$3,221,067	$2,934,177
Tax positions related to current year:
Additions	169,803	362,172
Reductions	(358,650)	(75,282)

Balance at end of year	$3,032,220	$3,221,067

        We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, we had approximately $103,000 of accrued interest and penalties related to uncertain tax positions.

        The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

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

        During 2009, 2008 and 2007, we matched in Palomar common stock 50% of all employee contributions by issuing 52,154, 53,779 and 41,865 shares of common stock, respectively, to the 401(k) Plan in satisfaction of our employer match for employee contributions. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2009, 132,652 shares of common stock remained available for issuance thereunder. For the years ended December 31, 2009, 2008, and 2007, we recognized $543,000, $644,000, and $655,000, respectively as compensation expense related to the 401(k) Palomar common stock match.

Note 6 — Accrued Liabilities

        At December 31, 2009 and 2008, accrued liabilities consisted of the following:

At December 31,	2009	2008
Payroll and employee benefits	$5,480,310	$1,283,943
Royalties	1,077,083	2,348,827
Commissions	916,652	931,826
Warranties	596,210	856,158
Other	889,424	1,267,383

Total	$8,959,679	$6,688,137

Note 7 — Commitments and Contingencies

Operating lease and purchase commitments

        We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease for our old facility in Burlington, Massachusetts.

         Through August 2010, we are leasing our old facility totaling approximately 69,000 square feet of office, manufacturing and research space in Burlington, Massachusetts. The lease for this facility was to expire in August 2009. However, we negotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between the construction of our new operational facility and the expiration of our current facility lease. We have vacated the leased facility during the first quarter of 2010 and will be recognizing the remaining lease payments of approximately $1.3 million in the first quarter of 2010. We also lease a facility totaling approximately 1,300 square feet of office and service space in Amsterdam, The Netherlands. The lease expires in March 2011. We also lease approximately 1,700 square feet of office and service space near Sydney, Australia. The lease expires in October 2012. We believe that all facilities are in good condition and are suitable and adequate for our current operations. Rent expense is expected to be approximately $1.3 million in 2010.

        On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility. Construction of the building is expected to be completed during the first quarter of 2010. As of the current year end, the cost of the new operational facility was $23.4 million. The total cost of the building (exclusive of land) will be approximately $25 million. We financed this project by using cash on hand.

        The following table summarizes our estimated contractual cash obligations as of December 31, 2009, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing:

At December 31,	2010	2011	2012	Thereafter
Purchase commitments	$4,257,000	$--	$--	$ --
Operating leases	1,331,000	57,000	38,000	--

Total	$5,588,000	$57,000	$38,000	$ --

        We incurred rent expense of $1.7 million, $1.6 million, and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        In December 2008, we secured access to a revolving note through December 17, 2013. On February, 12, 2010, we cancelled our revolving note. Through December 16, 2010, we had access to $30 million. The credit limit would subsequently be reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bore interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At December 31, 2009 and 2008, we had outstanding debt of $0 million and $6 million, respectively. Any outstanding debt was due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008.

        We have obligations related to the adoption of FASB ASC 740. Further information about changes in these obligations can be found in Note 4.

Royalties

        We are a party to three patent license agreements with MGH whereby we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. For the years ended December 31, 2009, 2008 and 2007, approximately $2.4 million, $5.0 million, and $5.9 million of royalty expense, respectively, was incurred under these agreements.

        For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

Litigation

        In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2009, we have not recorded any material loss contingencies.

Candela Corporation, Massachusetts Litigation

        On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (now Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “'844 patent”), which is exclusively licensed to us by MGH. Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “'568 patent”) are invalid and not infringed. We filed a reply denying the material allegations of the counterclaims.

        We filed an amended complaint on February 16, 2007 to add MGH as a plaintiff. In addition, we further alleged that Candela’s GentleMAX system willfully infringes the ‘844 patent and that Candela’s Light Station system willfully infringes both the ‘844 and ‘568 patents. On February 16, 2007, Candela filed an amended answer to our complaint adding allegations of inequitable conduct, double patenting and violation of Massachusetts General Laws Chapter 93A. On February 28, 2007, we filed a response to Candela’s amended complaint pointing out many weaknesses in Candela’s allegations. A claim construction hearing, sometimes called a “Markman Hearing”, was held August 2, 2007, and we received what we consider to be a favorable Markman ruling on November 9, 2007.

        On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”). On December 9, 2008, Candela also filed requests for reexamination of both patents. Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references. On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. Rejecting Candela’s and the other company’s arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent that closed the reexamination proceeding on the ‘844 patent.

        On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit. Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent. On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition. On January 5, 2010 the Judge lifted the stay. At a scheduling hearing held on February 10, 2010, the Judge set June 30, 2010 as the close of expert discovery and September 14, 2010 as the date for a hearing on any dispositive motions. A trail date has not been set.

        On August 10, 2006, Candela Corporation (now Syneron, Inc.) commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 (the “'222 patent”) which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment. On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999. Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed. In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct.

        In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela’s ‘222 patent with the Patent Office. In our request, we argued that Candela’s ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art. About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent. In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent. On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office made its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) would be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known. On January 19, 2010, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘222 patent which will close the reexamination proceeding on the ‘222 patent. When this lawsuit is re-started, we will continue to defend the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Alma Lasers, Inc., Delaware Litigation

        On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma’s products and is invalid over prior art. Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma’s allegations that the patent is invalid and not infringed. We also filed a counterclaim accusing Alma’s Pixel C0(2) Omnifit Fractional C0(2) Handpiece and Pixel C0(2) Fractional C0(2) Skin Resurfacing System of infringing the patent. On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge. On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation. Due to unforeseen circumstances, the mediation scheduled for June 30, 2009 was postponed until October 13, 2009. Following our request, Magistrate Judge Mary Pat Thynge cancelled the mediation on October 6, 2009. By letter dated October 13, 2009, we asked presiding Judge Farnan to re-open the case. On December 28, 2009, Alma filed a First Amended Complaint to add a claim that U.S. Patent No. 6,997,923 is unenforceable due to inequitable conduct. On January 11, 2010, we filed our Amended Answer and Counterclaim to Alma’s First Amended Complaint denying Alma’s allegation of inequitable conduct. On March 4, 2010 the parties filed a joint stipulated order of dismissal requesting that the court dismiss this action, including all claims and counterclaims, in its entirety without prejudice, with the parties agreeing that any future litigation between them over U.S. Patent No. 6,997,923, any patent claiming priority (either directly or indirectly) thereto, and/or any patents relating to fractional technology, shall be commenced in this Court.

Syneron, Inc., Massachusetts Litigation

        On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron’s eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe the ‘568 patent and the ‘844 patent, which are exclusively licensed to us by MGH. In March 2009, we served Syneron with this suit. On April 30, 2009, the parties filed a stipulation to stay the lawsuit pending the outcome of the reexaminations of the ‘568 patent and the ‘844 patent.

        On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14. The Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the ‘844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable. The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable. We cancelled claims 12-14 from the ‘844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid. On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent which closed the reexamination proceeding on the ‘844 patent.

        On October 28, 2009, the Patent Office issued a Reexamination Certificate for the ‘568 patent which closed the reexamination proceeding on the ‘568 patent. The Patent Office confirmed the validity and patentability of all the claims of the ‘568 patent including new claims 23 and 24.

        On September 23, 2009, we filed a motion to lift the stay and reopen the lawsuit. On October 6, 2009, Syneron filed their opposition to our motion to lift the stay, and on October 9, 2009, we filed our response to their opposition. On November 13, 2009, the Judge re-opened the case and a scheduling hearing took place on January 6, 2010. No trial date has yet been set. The parties are in discovery.

Tria Beauty, Inc., Massachusetts Litigation

        On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the ‘844 patent, which is exclusively licensed to us by MGH. Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable. We filed a reply denying the material allegations of the counterclaims. On September 21, 2009, following successful re-examination of the ‘568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by MGH. Our motion also included adding MGH as a plaintiff in the lawsuit. Tria did not oppose the motion and the Judge granted the motion on October 8, 2009. No trial date has yet been set. The parties are in discovery.

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

Note 8 – Notes Payable

         In December 2008, we secured access to a revolving note through December 17, 2013. On February, 12, 2010, we cancelled our revolving note. Prior to this cancellation, we had access to $30 million through December 16, 2010. The credit limit would subsequently be reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bore interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At December 31, 2009 and 2008, we had outstanding debt of $0 million and $6 million, respectively. Any outstanding debt was due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008.

        Our revolving note required that we maintain certain financial covenants. In order to be in compliance with the covenants, unencumbered cash and marketable securities less outstanding debt must be greater than the credit limit. For all periods in which we had outstanding debt, we were in compliance with the financial covenants. If we were to default on our debt, the building would have been used as collateral.

Note 9 — Stockholders’ Equity

Common Stock

        During 1998, we sold 1,457,142 shares of our common stock to a group of investors for $10,200,000. At the time of this transaction in 1998, short sellers were a significant problem for the Company, which was struggling financially. In an effort to inhibit short selling, we elected to encourage this group of investors to maintain their form of ownership as certificated stock in their own names, which we believed would work to prevent the investors from lending their shares to short sellers. Under the terms of this private placement, we are obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in Palomar as long as the investors continue to hold their common stock in their name. As of December 31, 2008, there were three individuals who received this fee and none of whom has any other relationship with the Company. During 2008, and 2007, we paid $59,600 and $62,100, respectively, related to this fee. These amounts have been charged to additional paid-in capital.

Preferred Stock

        Our Amended and Restated Certificate of Incorporation provides for, and our Board of Directors and stockholders authorized, 1,500,000 shares of $0.01 par value preferred stock. We have designated 100,000 shares as Series A Participating Cumulative Preferred Stock (“Series A”) in connection with the Rights Agreement discussed below. No shares of Series A have been issued. However, upon issuance the Series A will be entitled to vote, receive dividends, and have liquidation rights. The remaining authorized preferred stock is undesignated and our Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders.

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

Note 10 — Stock Incentive Plans and Warrants

Stock Options

        We have several Stock Option Plans and Incentive Stock Plans (the “Plans”) providing for the issuance of a maximum of 9,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”), nonqualified stock options, stock-settled stock appreciation rights (“SARs”) or restricted stock awards (“RSAs”). Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Palomar stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, in its discretion, may convert the optionee’s ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

        The following table summarizes all stock option activity for the years ended December 31, 2009, 2008, and 2007:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,822,367	$0.90 - $26.00	$ 16.07	7.19	$131,978,861
Granted	--	--	--
Exercised	(337,878)	0.97 - 26.00	12.42
Canceled	(4,000)	4.50 - 16.53	7.85

Outstanding, December 31, 2007	3,480,489	$0.90 - $26.00	$ 16.44	6.05	$5,148,147
Granted	1,315,000	13.31	13.31
Exercised	(144,965)	0.90 - 5.05	1.73
Canceled	(1,422,225)	1.00 - 26.00	16.50

Outstanding, December 31, 2008	3,228,299	$0.90 - $26.00	$ 15.81	6.88	$2,208,789
Granted	247,892	9.15	9.15
Exercised	(55,399)	1.00 - 8.11	2.74
Canceled	(649,875)	13.31 - 26.00	24.40

Outstanding, December 31, 2009	2,770,917	$0.90 - $24.63	$ 13.46	6.48	$1,677,703

Exercisable, December 31, 2007	2,115,489	$0.90 - $26.00	$ 16.38	5.99	$5,148,147

Exercisable, December 31, 2008	2,630,174	$0.90 - $26.00	$ 16.37	6.36	$2,208,789

Exercisable, December 31, 2009	2,377,168	$0.90 - $24.63	$ 13.48	6.20	$1,677,703

Vested and expected to vest at
December 31, 2009	2,762,962			6.47	$1,677,703

Available for future issuances under
the plans as of December 31, 2009	383,989

        The total intrinsic value for options exercised during the years ended December 31, 2009, 2008 and 2007 was $416,485, $1,494,579 and $10,390,187, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $8.23	189,034	2.27 years	$2.42	189,034	$2.42
9.15 - 10.72	248,725	9.89 years	9.16	248,725	9.16
13.31 - 13.31	1,282,500	8.16 years	13.31	888,751	13.31
13.66 - 24.63	1,050,658	4.38 years	16.64	1,050,658	16.64

$0.90 - $24.63	2,770,917	6.48 years	$13.46	2,377,168	$13.48

         In October 2009, our Board of Directors reviewed our outstanding equity compensation arrangements and determined to provide our management, employees and directors with appropriate incentives to achieve our business and financial goals while at the same time minimizing the accounting costs of these incentives and reducing the overhang caused by stock options that are significantly underwater. As a result of this review and determination, in October 2009, our Board approved a stock option exchange program for some of our significantly underwater options. As part of this program, we provided certain employees, officers and directors who were previously granted stock options for the purchase of a total of 650,500 shares of our common stock with exercise prices of $24.63 and $26.00 per share with the opportunity to exchange these options to (i) reduce the number of shares that are the subject of these options based on a conversion ratio which will not create (or will minimize to the maximum extent possible) any incremental stock-based compensation expense on the date of amendment (the “Amendment Date”), (ii) reduce the exercise price to an amount equal to the closing price of our common stock on The Nasdaq Global Select Market on the Amendment Date and (iii) extend the expiration date until 10 years from the Amendment Date. In addition, certain participants in this program were granted a number of fully vested shares of restricted common stock under our 2004 Stock Incentive Plan equal to the difference between the number of shares of common stock that was the subject of the stock option initially granted under the 2004 Stock Incentive Plan and the number of shares evidenced by the option following the amendment. On November 30, 2009, 635,500 stock options with exercise prices of $24.63 and $26.00 were exchanged for 247,892 stock options with an exercise price of $9.15, the closing price of our common stock.

        We granted 1,440,000 performance based stock options in 2004 to employees and directors with exercise prices equal to the fair market value of our common stock on the date of grant of $16.53, and which expire ten years from the date of grant. 815,000 of these options would vest upon Gillette making a “Launch Decision” as defined under the original Development and License Agreement, and the remaining 625,000 of these options would vest twelve months after the Launch Decision. On February 29, 2008, we entered into a new License Agreement, to replace the existing one, with P&G, Gillette’s parent company, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. As a Launch Decision did not occur under the original Development and License Agreement, on February 29, 2008, the 1,365,000 performance based stock options which remained outstanding were cancelled and the related stock-based compensation expense was never incurred.

         On February 29, 2008, we granted 1,315,000 stock options to employees and directors with exercise prices equal to the fair market value of our common stock on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. On May 14, 2008, 472,734 ISO granted on February 29, 2008 were modified for non-qualified option (“NQ”) treatment. These modified NQs have the same terms and conditions as the ISOs granted on February 29, 2008. There was no additional compensation expense created by the modification. Total unamortized stock-based compensation expense related to these options as December 31, 2009 is $0.9 million.

Stock-Settled Stock Appreciation Rights

         The granted stock-settled stock appreciation rights (SARs) are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. Since 2007, stock-settled SARs were granted and the conversion price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. The SARs become exercisable over a four-year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense is being recognized over the four-year period on a straight-line basis. Total unamortized stock-based compensation expense related to these awards as December 31, 2009 is $6.0 million.

        On August 10, 2009, 143,184 SARs which were granted on August 10, 2007 vested. As the fair market value of our common stock on August 10, 2009 was less than the SARs’ conversion price, these SARs expired without any benefit to the grantees.

        The following table summarizes the SARs activity for the years ended December 31, 2009, 2008, and 2007:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	--	$ --	--	$ --
Granted	482,500	14.40
Converted	--	--
Canceled	(5,000)	14.40

Outstanding, December 31, 2007	477,500	$ 14.40	2.61	$439,300
Granted	350,000	7.91
Converted	--	--
Canceled	(30,000)	12.90

Outstanding, December 31, 2008	797,500	$ 11.61	2.17	$1,240,814
Granted	198,500	5.13
Converted	--	--
Canceled\Expired	(186,784)	13.75

Outstanding, December 31, 2009	809,216	$ 9.53	1.75	$1,684,805

Vested, December 31, 2009	--	--	--	--

70
SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price
$5.13 - $5.60	205,700	2.81 years	$ 5.14
7.97 - 7.97	317,200	1.63 years	7.97
14.40 - 14.40	286,316	1.11 years	14.40

$5.13 - $14.40	809,216	1.75 years	$ 9.53

Restricted Stock Awards The following table summarizes the Restricted Stock Awards (RSAs) activity for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2008	--	$ --
Granted	382,402	9.15
Vested	382,402	9.15
Canceled	--	--

Nonvested, December 31, 2009	--	$ --

        In the fourth quarter of 2009, 382,402 fully vested shares of restricted common stock were granted. We incurred a one-time stock-based compensation charge of $3.5 million as a result of these restricted stock awards. As of December 31, 2009, there was no unrecognized compensation costs related to restricted stock.

Warrants

        The following table summarizes all warrant activity for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	75,000	$1.97 - $3.19	$ 2.76	2.86	$3,587,812
Exercised	--	--	--

Outstanding, December 31, 2007	75,000	$1.97 - $3.19	$ 2.76	1.86	$941,812
Exercised	(65,000)	$1.97 - $3.19	2.75

Outstanding, December 31, 2008	10,000	$2.81	2.81	1.43	$87,175
Exercised	--	--	--

Outstanding, December 31, 2009	10,000	$ 2.81	$ 2.81	0.43	$72,675

Exercisable, December 31, 2007	75,000	$1.97 - $3.19	$ 2.76	1.86	$941,812

Exercisable, December 31, 2008	10,000	$2.81	$ 2.81	1.43	$87,175

Exercisable, December 31, 2009	10,000	$ 2.81	$ 2.81	0.43	$72,675

        The total intrinsic value for warrants exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $814,938 and $0, respectively.

Reserved Shares

        At December 31, 2009, we have reserved shares of our common stock for the following:

Stock option and stock appreciation plans	3,580,133
Warrants	10,000
Employee 401(k) plan	132,652

Total	3,722,785

Note 11 — Quarterly Results of Operations (Unaudited)

        The following tables present a condensed summary of quarterly results of operations for the years ended December 31, 2008 and 2009 (in thousands, except per share data).

	2008
Year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$23,030	$23,125	$24,206	$17,220
Cost and expenses	26,292	22,531	23,994	18,158
Net (loss) income	$(1,005)	$760	$596	$(420)
Net (loss) income per share:
Basic	$(0.05)	$0.04	$0.03	$(0.02)
Diluted	$(0.05)	$0.04	$0.03	$(0.02)

	2009
Year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$14,648	$15,044	$14,550	$16,330
Cost and expenses	17,108	15,827	15,101	19,859
Net loss	$(1,414)	$(244)	$(297)	$(8,504)
Net loss per share:
Basic	$(0.08)	$(0.01)	$(0.02)	$(0.47)
Diluted	$(0.08)	$(0.01)	$(0.02)	$(0.47)

        This financial information includes several transactions which affect the comparability of the quarterly results for the years ended December 31, 2008 and 2009. For the year ended December 31, 2008, the following transactions are included:

o	First quarter: As a result of our successful resolution of our patent infringement and trade dress lawsuits against Alma, we $682,000 in royalty revenues for back-owed royalties, $248,000 in other revenues related to trade dress, $273,000 in cost of royalties related to the back-owed royalties, and $52,000 reduction to interest expense related to the back-owed royalties. In addition, we recognized a $1 million investment banking fee related to an international distributor agreement in general and administrative expenses.

For the year ended December 31, 2009, the following transactions are included:

o	Fourth quarter: On November 30, 2009, 382,402 fully vested shares of restricted common stock were granted. We incurred a one-time stock-based compensation charge of $3.5 million as a result of these restricted stock awards. We also had a $5.2 million provision for income taxes which included a tax charge to establish a valuation allowance against our U.S. deferred tax assets.

Note 12 — Development and License Agreement with The Gillette Company and New License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)

        Effective as of February 14, 2003, we entered into a Development and License Agreement (the “Agreement”) with Gillette to complete the development and commercialize a home-use, light-based hair removal device for women. In October 2005, P&G completed its acquisition of Gillette. Under the Agreement, P&G, as the acquiring party, assumed all of Gillette’s rights and obligations. The agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the Agreement and both parties decided to move onto the next phase. Accompanying this decision, we amended the Agreement, whereby, Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

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

        On December 21, 2007, we announced an agreement with Gillette to extend the Launch Decision until no later than February 29, 2008. During this extension period, we negotiated with Gillette and its parent company P&G for a new agreement to replace the existing one. On February 29, 2008, we entered into a License Agreement with P&G under which we granted P&G a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement terminated and replaced the prior Development and License Agreement.

        For the years ended December 31, 2009, 2008 and 2007, we recognized $0, $216,000 and $3.8 million, respectively, of funded product development revenues from P&G and Gillette under the Development and License Agreement and various other agreements. As of December 31, 2009 and 2008, there were no advance payments received from P&G and Gillette for which services were not yet provided, under the Development and License Agreement and various other agreements.

        Under the License Agreement, for the years ended December 31, 2009, 2008 and 2007, we recognized $5.0 million, $5.0 million, and $0 million of other revenues from P&G, respectively. The $1.25 million payments are quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments will be made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset. As of December 31, 2009 and December 31, 2008, there were $1.25 million of advance payments received from P&G for which services were not yet provided were included in deferred revenue, under the License Agreement.

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

Note 13 – Joint Development and License agreement with Johnson & Johnson Consumer Companies, Inc.

        Effective as of September 1, 2004, we entered into a Joint Development and License Agreement with Johnson & Johnson to develop and commercialize home-use, light-based devices in the fields of (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. Under the agreement, Johnson & Johnson funds our research and clinical studies during an initial proof-of-principle phase. At the end of the proof-of-principle phase, Johnson & Johnson will decide whether or not to continue with one or more of the devices in one or more of the fields into a development phase. If Johnson & Johnson decides to continue, Johnson & Johnson will be obligated to fund the development of the selected devices.  If Johnson & Johnson decides not to continue, we may proceed in fields not selected by Johnson & Johnson to develop and commercialize these and other devices on our own or with a different party.

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

        On October 16, 2009, we announced the termination of our Joint Development and License Agreement with Johnson & Johnson. Despite having met all of our deliverables under the agreement, Johnson & Johnson terminated the agreement referencing the current unfavorable economic conditions as the reason for its decision. As a result, Johnson & Johnson will not be obligated to make a large commercialization payment to us or to commit to the significant level of funding required to successfully launch a new product into the consumer market. For more information, please see our press release filed as an Exhibit 99.1 to our Current Report on Form 8-K filed October 16, 2009.

        For the years ended December 31, 2009, 2008 and 2007, we recognized approximately $1.8 million, $2.2 million and $2.5 million, respectively, of funded product development revenues from Johnson & Johnson. As of December 31, 2009 and 2008, $0 and $726,000, respectively, of advance payments received from Johnson & Johnson for which services were not yet provided were included in deferred revenue.

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

        For the years ended December 31, 2009, 2008 and 2007, we recognized $0, $0 and $388,000 of funded product development revenues under this agreement, respectively.

Note 15 – Alma Agreement

        On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. The rights included in the Non-Exclusive Patent License Agreement, such as Alma’s agreement not to challenge such infringement, validity, and enforceability, and various other terms and conditions, do not have any stand alone value and they have no substance apart from the ongoing royalty. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us were determined based on an audit by an independent accounting firm which was completed in the first quarter of 2008. We recognized royalty revenue as amounts became determinable. Under our license agreement with the MGH, we pay to the MGH 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing and any new light-based hair removal systems later developed.

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

Note 16 – Subsequent Events

        On February 12, 2010, we cancelled our $30.0 million revolving note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

        The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        In conducting their evaluation of the effectiveness of our company’s internal control over financial reporting, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

        Our internal controls over financial reporting as of December 31, 2009 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited Palomar Medical Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Palomar Medical Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Palomar Medical Technologies, Inc. and subsidiaries and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 5, 2010

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        We incorporate information required by this item by reference to the sections responsive hereto of our 2010 annual proxy statement to be filed prior to April 30, 2010.

Item 11. Executive Compensation

         On February 9, 2010, the Board of Directors of the Company adopted a 2010 Incentive Compensation Program – Executive Level (the “Program”) for fiscal year 2010. Under the Program, if the Company meets a certain base level profit milestone, certain officers of the Company will be eligible to receive a cash bonus of up to 36.29% of such officer’s annual base salary. In addition, such officers will be eligible to receive an additional cash bonus of up to 1.82% of such officer’s annual base salary for each additional $100,000 of profit achieved by the Company above the base level milestone up to a maximum of 200% of such officer’s annual base salary.

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2010 annual proxy statement to be filed prior to April 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2010 annual proxy statement to be filed prior to April 30, 2010.

Item 13. Certain Relationships and Related Transactions

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2010 annual proxy statement to be filed prior to April 30, 2010.

Item 14. Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the sections responsive hereto of our 2010 annual proxy statement to be filed prior to April 30, 2010.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

    (a)        The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007

78
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits —

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock of Palomar Medical Technologies, Inc., as filed with the Delaware Secretary of State April 21, 1999		8-K	October 31, 2008	4.02

4.1	Specimen certificate of common stock		10-Q	May 17, 1999	4.1

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

4.3	Rights Agreement with American Stock Transfer & Trust Company dated April 20, 1999		8-K	April 21, 1999	4.1

4.4	Amended and Restated Rights Agreement dated as of October 28, 2008 between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent, including Exhibit A, Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock of Palomar Medical Technologies, Inc., as filed with the Delaware Secretary of State October 28, 2008, and Exhibit B, Amended and Restated Form of Right Certificate		8-K	October 31, 2008	4.01

10.1*	Second Amended 1991 Stock Option Plan		10-Q	August 16, 1999	4.1

10.2*	Second Amended 1993 Stock Option Plan		10-Q	August 16, 1999	4.2

10.3*	Second Amended 1995 Stock Option Plan		10-Q	August 16, 1999	4.3

10.4*	Second Amended 1996 Stock Option Plan		10-Q	August 16, 1999	4.4

10.5*	1998 Incentive and Non-Qualified Stock Option Plan		DEF 14A	April 22, 1998	B

79
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.6*	2004 Stock Incentive Plan		DEF 14A	March 17, 2004	A

10.7*	2007 Stock Incentive Plan		DEF 14A	March 17, 2007	A

10.8*	Amendment to the Palomar Medical Technologies, Inc. 2007 Stock Incentive Plan		10-Q	November 5, 2009	10.72

10.9*	401(k) Plan		S-8	October 4, 1995	99(h)

10.10*+	2006 Incentive Compensation Program with Louis P. Valente		10-K	March 6, 2006	10.9

10.11*+	2006 Incentive Compensation Program with Joseph P. Caruso		10-K	March 6, 2006	10.10

10.12*+	2006 Incentive Compensation Program with Paul S. Weiner		10-K	March 6, 2006	10.10

10.13*	Employment Agreement with Louis P. Valente dated July 1, 2001		10-K	March 17, 2004	10.16

10.14*	Employment Agreement with Joseph P. Caruso dated July 1, 2001		10-K	March 17, 2004	10.17

10.15*	Employment Agreement with Paul S. Weiner dated July 1, 2001		10-K	March 17, 2004	10.18

10.16	Form of common stock purchase warrant		S-8	June 22, 1998	4

10.17	Form of common stock purchase warrant		S-8	May 21, 2004	99.1

10.18	Form of common stock purchase warrant		S-8	May 21, 2004	99.2

10.19	Lease for 82 Cambridge Street, Burlington, MA dated June 17, 1999		10-Q	August 16, 1999	10.4

10.20	First Amendment to Lease for 82 Cambridge Street, Burlington, MA dated March 20, 2000		10-K	March 6, 2006	10.19

10.21	Second Amendment to Lease for 82 Cambridge Street, Burlington, MA dated January 18, 2006		10-K	March 6, 2006	10.20

10.22	Third Amendment to Lease for 80/82 Cambridge Street, Burlington, MA dated July 30, 2007		10-Q	November 2, 2007	10.46

10.23	Fourth Amendment to Lease for 80/82 Cambridge Street, Burlington, MA dated February 27, 2009		10-K	March 5, 2009	10.69

10.24	License Agreement with The General Hospital Corporation dated August 18, 1995		10-K	February 12, 1999	10.44

10.25	First Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.45

80
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.26	Second Amendment to License Agreement with The General Hospital Corporation		10-K	February 12, 1999	10.46

10.27+	Third and Fourth Amendments to License Agreement with The General Hospital Corporation		10-K	March 27, 2003	10.13

10.28+	Fifth Amendment to License Agreement with The General Hospital dated March 20, 2006		10-Q	May 9, 2006	10.35

10.29+	Research Agreement with The General Hospital Corporation dated August 1, 2004		8-K	November 18, 2004	99.1

10.30+	The Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	February 19, 2003	10.1

10.31	Amendment to the Development and License Agreement with The Gillette Company dated February 14, 2003		8-K	June 28, 2004	99.3

10.32	Amendment to the Development and License Agreement with The Gillette Company dated October 2, 2003		8-K	June 28, 2004	99.2

10.33	Second Amendment to the Development and License Agreement with The Gillette Company		8-K	June 28, 2004	99.1

10.34+	Third Amendment to the Development and License Agreement with The Gillette Company		10-K	March 6, 2006	10.30

10.35+	Amended and Restated Development and License Agreement effective as of February 14, 2003 restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.1

10.36+	Amendment to the Amended and Restated Development and License Agreement, dated February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.2

10.37	Amendment to the Amended and Restated Development and License Agreement, effective as of February 14, 2003 restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	December 21, 2007	10.1

10.38+	License Agreement, executed February 29, 2008, effective as of February 14, 2003		8-K	March 3, 2008	10.1

10.39+	Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated September 1, 2004		8-K	September 7, 2004	99.1

10.40+	First Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 1, 2006.		10-Q	August 8, 2006	10.36

81
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.41+	Second Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated May 7, 2007		10-Q	May 8, 2007	10.45

10.42+	Third Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated August 15, 2007		10-Q	November 2, 2007	10.47

10.43+	Fourth Amendment to Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. dated August 22, 2007		10-Q	November 2, 2007	10.48

10.44+	Fifth Amendment to the September 7, 2004 Joint Development and License Agreement Between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc.		10-Q	August 5, 2009	10.71

10.45	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd. dated June 17, 2004		8-K	June 22, 2004	99.1

10.46+	Patent License Agreement with Lumenis, Inc. dated June 17, 2004		8-K	June 22, 2004	99.2

10.47	Settlement Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Cutera, Inc.		8-K	June 5, 2006	99.1

10.48	Patent License Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc. and Cutera, Inc.		8-K	June 5, 2006	99.2

10.49	Consent Judgments, Palomar v Cutera		8-K	June 5, 2006	99.3

10.50	Stipulations of Dismissal, Palomar v Cutera		8-K	June 5, 2006	99.4

10.51	Non Exclusive Patent License Agreement dated November 6, 2006 between Palomar Medical Technologies, Inc. and Cynosure, Inc.		8-K	November 7, 2006	99.2

10.52	FDA notification letter of 510K OTC clearance for a new, patented home-use, light-based hair removal device		8-K	December 11, 2006	99.2

10.53*	2007 Incentive Compensation Program – Executive Level		8-K	February 9, 2007	--

10.54	Settlement Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Alma Lasers, Inc		8-K	April 2, 2007	10.1

10.55	Non-Exclusive Patent License Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc. and Alma Lasers, Inc. and Alma Lasers, Ltd.		8-K	April 2, 2007	10.2

82
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.56	Trade Dress Settlement dated March 29, 2007 between Palomar Medical Technologies, Inc. and Alma Lasers, Inc. and Alma Lasers, Ltd.		8-K	April 2, 2007	10.3

10.57	Consent Judgment, Palomar v Alma		8-K	April 2, 2007	10.4

10.58	Stipulation of Dismissal with Prejudice, Palomar v Alma		8-K	April 2, 2007	10.5

10.59+	International Distributor Agreement, effective as of January 8, 2008 between Palomar Medical Technologies, Inc. and Q-MED AB (Publ).		8-K	January 9, 2008	10.1

10.60*+	2008 Incentive Compensation Program – Executive Level		8-K	February 11, 2008	--

10.61*+	2008 Incentive Compensation Program with Louis P. Valente		10-K	March 6, 2008	10.58

10.62*+	2008 Incentive Compensation Program with Joseph P. Caruso		10-K	March 6, 2008	10.59

10.63*+	2008 Incentive Compensation Program with Paul S. Weiner		10-K	March 6, 2008	10.60

10.64	Termination of International Distribution Agreement, effective as of January 8, 2009, between Palomar Medical Technologies, Inc. and Q-MED AB (Publ)		8-K	January 8, 2009	10.1

10.65	Loan Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.1

10.66	Mortgage and Security Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.2

10.67	Collateral Agreement of Leases and Rents, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.3

10.68	Indemnity Agreement Regarding Hazardous Materials, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.4

10.69	Unlimited Guaranty, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.5

10.70	Revolving Note, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.6

10.71	Construction Management Agreement		10-K	March 5, 2009	10.68

83
			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.72*	2009 Incentive Compensation Program – Executive Officer Level		10-K	March 5, 2009	10.70

10.73	FDA Notification Letter		8-K	June 5, 2009	99.2

10.74	2010 Incentive Compensation Program – Executive Officer Level		8-K	February 24, 2010	10.1

10.75*	Stock Option Amendment with Louis P. Valente	X	10-K	March 5, 2010	10.75

10.76*	Stock Option Amendment with Joseph P. Caruso	X	10-K	March 5, 2010	10.76

10.77*	Stock Option Amendment with Paul S. Weiner	X	10-K	March 5, 2010	10.77

21	List of subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC

*	Management contract or compensatory plan or arrangement

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

Name	Capacity	Date

/s/Louis P. Valente	Chairman of the Board of Directors	March 5, 2010
Louis P. Valente

/s/Joseph P. Caruso	President, Chief Executive Officer and Director	March 5, 2010
Joseph P. Caruso

/s/Paul S. Weiner	Chief Financial Officer	March 5, 2010
Paul S. Weiner

/s/ Nicholas P. Economou	Director	March 5, 2010
Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 5, 2010
A. Neil Pappalardo

/s/ James G. Martin	Director	March 5, 2010
James G. Martin

/s/ Jeanne Cohane	Director	March 5, 2010
Jeanne Cohane

85