Form 10-Q
period 2010-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2010-05-06
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

Commission file number:  0-22340

PALOMAR MEDICAL TECHNOLOGIES, INC.

            A Delaware Corporation                                                             I.R.S. Employer Identification No. 04-3128178

15 Network Drive, Burlington, Massachusetts  01803
Registrant’s telephone number, including area code:  (781) 993-2300

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value Preferred Stock Purchase Rights	Name of each exchange on which registered NASDAQ – Global Select Market

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

The number of shares outstanding of the registrant’s common stock as of the close of business on May 4, 2010 was 18,521,245.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$76,147,389	$81,948,482
Short-term investments	25,000,000	25,000,000
Total cash, cash equivalents and short-term investments	101,147,389	106,948,482
Accounts receivable, net	5,355,148	4,436,219
Inventories	10,854,448	11,126,352
Other current assets	1,859,402	2,179,233
Total current assets	119,216,387	124,690,286

Marketable securities, at estimated fair value	3,583,747	4,024,313

Property and equipment, net	36,861,680	34,629,410

Other assets	205,587	126,087

Total assets	$159,867,401	$163,470,096

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,601,007	$2,696,217
Accrued liabilities	7,306,669	8,959,679
Deferred revenue	5,066,318	5,221,924
Total current liabilities	14,973,994	16,877,820

Accrued income taxes	2,963,326	2,965,077

Total liabilities	$17,937,320	$19,842,897

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued - 18,521,245 shares	185,213	185,211
Additional paid-in capital	207,696,378	206,740,492
Accumulated other comprehensive loss	(441,265)	(292,297)
Accumulated deficit	(65,510,245)	(63,006,207)
Total stockholders' equity	$141,930,081	$143,627,199

Total liabilities and stockholders’ equity	$159,867,401	$163,470,096

The accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Product revenues	$9,167,266	$8,074,550
Service revenues	3,944,870	3,399,004
Royalty revenues	1,638,218	1,493,424
Funded product development revenues	-	431,133
Other revenues	1,250,000	1,250,000
Total revenues	16,000,354	14,648,111

Costs and expenses
Cost of product revenues	3,317,193	3,351,249
Cost of service revenues	1,654,543	1,873,422
Cost of royalty revenues	655,287	597,369
Research and development	4,185,800	3,743,467
Selling and marketing	4,844,596	4,668,881
General and administrative	3,951,683	2,873,246
Total costs and expenses	18,609,102	17,107,634

Loss from operations	(2,608,748)	(2,459,523)

Interest income	110,252	193,201
Other income (expense)	13,592	(26,934)

Loss before income taxes	(2,484,904)	(2,293,256)

Provision for (benefit from) income taxes	19,134	(878,806)

Net loss	$(2,504,038)	$(1,414,450)

Net loss per share
Basic	$(0.14)	$(0.08)
Diluted	$(0.14)	$(0.08)

Weighted average number of shares outstanding
Basic	18,521,141	18,059,624
Diluted	18,521,141	18,059,624

Comprehensive loss:
Net loss	$(2,504,038)	$(1,414,450)
Unrealized loss on marketable securities,
net of taxes	(136,250)	(129,880)
Foreign currency translation adjustment	(12,718)	6,022
Comprehensive loss	$(2,653,006)	$(1,538,308)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(2,504,038)	$(1,414,450)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	307,449	177,102
Stock-based compensation expense	955,450	808,397
Provision (benefit) for bad debt	2,673	(68,234)
Inventory write-off	21,667	34,665
Change in deferred tax asset	-	(997,847)
Tax benefit from the exercise of stock options	-	109,999
Other non-cash items	50,542	6,022
Changes in assets and liabilities:
Accounts receivable	(936,482)	682,735
Inventories	282,881	1,478,968
Other current assets	319,377	(377,377)
Other assets	-	2,730
Accounts payable	(145,897)	1,155,320
Accrued liabilities	(1,656,951)	(693,816)
Accrued income taxes	(1,751)	43,224
Deferred revenue	(158,864)	(283,876)
Net cash (used in) from operating activities	(3,463,944)	663,562

Investing activities
Purchases of property and equipment	(2,539,719)	(2,981,114)
Proceeds from sale of marketable securities	225,000	-
Net cash used in investing activities	(2,314,719)	(2,981,114)

Financing activities
Proceeds from the exercise of stock options and warrants	438	-
Tax benefit from the exercise of stock options	-	(109,999)
Costs incurred related to purchase of stock for treasury	-	(160,761)
Proceeds from borrowings on credit facility	-	8,000,000
Payments on borrowings on credit facility	-	(6,000,000)
Net cash from financing activities	438	1,729,240

Effect of exchange rate changes on cash and cash equivalents	(22,868)	-

Net decrease in cash and cash equivalents	(5,801,093)	(588,312)
Cash and cash equivalents, beginning of the period	81,948,482	122,601,139
Cash and cash equivalents, end of the period	$76,147,389	$122,012,827

Supplemental disclosure of cash flow information

Cash paid for income taxes	$52,000	$35,000

Supplemental noncash investing activities
Unrealized loss on marketable securities, net of taxes	$(136,250)	$(129,880)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information.  The consolidated balance sheet at December 31, 2009 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year.  We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2009.

In 2010, we reclassified certain balances within revenues and costs and expenses.  To be consistent with the 2010 presentation, we reclassified certain 2009 balances within revenues and costs and expenses in the accompanying Condensed Consolidated Statements of Operations.  The reclassifications had no impact on previously reported results of operations or cash flow related to operating activities.

During the first quarter of fiscal 2010, we adopted the guidance of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB ASC, Subtopic 605-25, which is the revenue recognition guidance for multiple-element arrangements.  The impact of adoption was not material to the first quarter of fiscal 2010, and if these new standards had been applied in the same manner in fiscal 2009, the impact would not have been material to the first quarter of fiscal 2009.

Note 2 – Stock-based compensation

Stock-based compensation expense recorded was $1.0 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there was $6.0 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 1.9 years.

During the three months ended March 31, 2010, no equity awards, including options, warrants, restricted stock or stock-settled stock appreciation rights were granted.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At March 31, 2010 and December 31, 2009, inventories consisted of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$ 3,652,012	$ 4,365,150
Work in process	1,480,741	361,931
Finished goods	5,721,695	6,399,271
Total	$ 10,854,448	$ 11,126,352

Note 4 – Property and equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land and construction in progress assets are not depreciated.  At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	March 31,	December 31,	Estimated
	2010	2009	useful life

Land	$10,680,000	$10,680,000
Building	24,190,561	-	39 years
Machinery and equipment	2,126,575	2,100,331	3-8 years
Furniture and fixtures	5,073,517	3,364,989	5 years
Leasehold improvements	537,648	537,648	Shorter of estimated useful life or term of lease
Construction in progress	-	23,385,614
	42,608,301	40,068,582
Accumulated depreciation	(5,746,621)	(5,439,172)
Total	$36,861,680	$34,629,410

On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility.  Construction of the building was completed and the building was placed into service during the first quarter of 2010.  We financed the project by using cash on hand.

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

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Warranty accrual, beginning of period	$596,210	$856,158
Charges to cost and expenses relating to new sales	283,610	1,280,301
Costs of product warranty claims	(277,280)	(1,540,249)
Warranty accrual, end of period	$602,540	$596,210

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

We performed an analysis of our investments held at March 31, 2010 and December 31, 2009 to determine the significance and character of all inputs to their fair value determination.  The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

The FASB’s fair value measurement guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

•	Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•
Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

Assets	Fair Value as of March 31, 2010
(In thousands)	Level 1	Level 2	Level 3		Total
Short-term, investments	$25,000	$-	$-		$25,000
Auction-rate preferred securities			2,422	4	2,422
Auction-rate municipal securities	-	-	1,162		1,162
Total	$25,000	$-	$3,584		$28,584

Assets	Fair Value as of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Short-term investments	$25,000	$-	$-	$25,000
Auction-rate preferred securities	-	-	2,622	2,622
Auction-rate municipal securities	-	-	1,402	1,402
Total	$25,000	$-	$4,024	$29,024

At March 31, 2010, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $2.6 million and $1.5 million, respectively.  At December 31, 2009, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $2.9 million and $1.5 million, respectively.  As described in more detail below, all of our auction-rate securities have unrealized losses which have been recorded in accumulated other comprehensive loss.

There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the three months ended March 31, 2010.

	Auction-rate	Auction-rate
(In thousands)	preferred securities	municipal securities	Total
Balance at December 31, 2009	$2,622	$1,402	$4,024
Net payments, purchases and sales	(225)	-	(225)
Net transfers in/(out)	-	-	-
Gains/(losses)
Realized	-	-	-
Unrealized	25	(240)	(215)
Balance at March 31, 2010	$2,422	$1,162	$3,584

All of the above auction-rate securities (“ARS”) have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular dividends from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions.  As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007.  Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of March 31, 2010.

 The fair value of our holdings of ARS at March 31, 2010 was $3.6 million.  To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity.  We also evaluated the credit rating of the issuer and found them all to be investment grade securities.  There was no change in our valuation method during the period ended March 31, 2010 as compared to prior reporting periods.  Our valuation analysis showed that our ARS have nominal credit risk.  The impairment is due to liquidity risk.  Additionally, as of March 31, 2010, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities.  As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of March 31, 2010.

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

Note 7 – Net (loss) income per common share

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

A reconciliation of basic and diluted shares for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Basic weighted average number of shares outstanding	18,521,141	18,059,624
Potential common shares pursuant to stock options, stock appreciation rights and warrants	-	-
Diluted weighted average number of shares outstanding	18,521,141	18,059,624

For the three months ended March 31, 2010 and 2009, approximately 3.1 million and 3.8 million, respectively, weighted average options, stock-settled SARs, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled SARs, and warrants would have been antidilutive.

Note 8 – Notes Payable

In December 2008, we secured access to a revolving note through December 17, 2013. On February 12, 2010, we cancelled our revolving note.  On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008.  At March 31, 2010 and December 31, 2009, we had no outstanding debt.

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

Note 9 – Income Taxes

We provide for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes.  Under this guidance, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized.  We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance

In evaluating our ability to recover our US and foreign deferred tax assets, we considered all available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back periods and the uncertainty regarding our ability to project financial results in future periods. We believe that it is more likely than no that the associated deferred tax assets will not be utilized and have established a full valuation allowance.

We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve. At March 31, 2010, we have $3.0 million of net unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, we had approximately $113,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

Note 10 – Contingencies

Candela Corporation, Massachusetts Litigation

On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (now Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “’844 patent”), which is exclusively licensed to us by MGH.  Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “’568 patent”) are invalid and not infringed.  We filed a reply denying the material allegations of the counterclaims.

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

On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”).  On December 9, 2008, Candela also filed requests for reexamination of both patents.  Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references.  On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14.  Rejecting Candela's and the other company's arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the '844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable.  The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable.  We cancelled claims 12-14 from the '844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid.  On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent that closed the reexamination proceeding on the ‘844 patent.

On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit.  Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent.  On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition.  On January 5, 2010 the Judge lifted the stay. At a scheduling hearing held on February 10, 2010, the Judge set June 30, 2010 as the close of expert discovery and September 14, 2010 as the date for a hearing on any dispositive motions. A trial date has not been set.

On August 10, 2006, Candela Corporation (now Syneron, Inc.) commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief.  The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 (the “’222 patent”) which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment.  On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999.  Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed.  In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct.

In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela's ‘222 patent with the Patent Office.  In our request, we argued that Candela's ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art.  About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent.  In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent.   On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office made its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) would be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known.  On January 19, 2010, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘222 patent which will close the reexamination proceeding on the ‘222 patent. When this lawsuit is re-started, we will continue to defend the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Alma Lasers, Inc., Delaware Litigation

On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma's products and is invalid over prior art.  Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma's allegations that the patent is invalid and not infringed.  We also filed a counterclaim accusing Alma's Pixel C02 Omnifit Fractional C02 Handpiece and Pixel C02 Fractional C02 Skin Resurfacing System of infringing the patent.  On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge.  On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation.  Due to unforeseen circumstances, the mediation scheduled for June 30, 2009 was postponed until October 13, 2009.  Following our request, Magistrate Judge Mary Pat Thynge cancelled the mediation on October 6, 2009.  By letter dated October 13, 2009, we asked presiding Judge Farnan to re-open the case.  On December 28, 2009, Alma filed a First Amended Complaint to add a claim that U.S. Patent No. 6,997,923 is unenforceable due to inequitable conduct.  On January 11, 2010, we filed our Amended Answer and Counterclaim to Alma’s First Amended Complaint denying Alma’s allegation of inequitable conduct. On March 4, 2010 the parties filed a joint stipulated order of dismissal requesting that the court dismiss this action, including all claims and counterclaims, in its entirety without prejudice, with the parties agreeing that any future litigation between them over U.S. Patent No. 6,997,923, any patent claiming priority (either directly or indirectly) thereto, and/or any patents relating to fractional technology, shall be commenced in this Court.

Syneron, Inc., Massachusetts Litigation

On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron's eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe the ‘568 patent and the ‘844 patent, which are exclusively licensed to us by MGH.  In March 2009, we served Syneron with this suit. On April 30, 2009, the parties filed a stipulation to stay the lawsuit pending the outcome of the reexaminations of the ‘568 patent and the ‘844 patent.

On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14.  The Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the '844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable.  The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable.  We cancelled claims 12-14 from the '844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid.  On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent which closed the reexamination proceeding on the ‘844 patent.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2010. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2009.  There have been no material changes to our critical accounting policies as of March 31, 2010.

Recently issued accounting standards

During the first quarter of fiscal 2010, we adopted the guidance of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB ASC, Subtopic 605-25, which is the revenue recognition guidance for multiple-element arrangements.  The impact of adoption was not material to the first quarter of fiscal 2010, and if these new standards had been applied in the same manner in fiscal 2009, the impact would not have been material to the first quarter of fiscal 2009.

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
.
Results of operations

Revenues for the quarter ended March 31, 2010 were $16.0 million, which represents a 9 percent increase over the $14.6 million reported in the first quarter of 2009.  Product and service revenues increased to $13.1 million, a 14 percent increase over the $11.5 million in the first quarter of 2009.  First quarter gross margin from product and service revenues was 62 percent, an increase over the 55 percent in the first quarter of 2009.  Loss before income taxes for the first quarter ended March 31, 2010 was $2.5 million, which included a $1.2 million charge related to the write-off of our remaining lease obligation at our old facility, $0.6 million in patent litigation expenses and a $1.0 million non-cash FAS 123R stock-based compensation expense.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2010 and 2009, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2010		2009
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$9,167	57%	$8,075	55%	$1,092	14%
Service revenues	3,945	25%	3,399	23%	$546	16%
Royalty revenues	1,638	10%	1,493	10%	145	10%
Funded product development revenues	-	-%	431	3%	(431)	-100%
Other revenues	1,250	8%	1,250	9%	--	-%
Total revenues	16,000	100%	14,648	100%	1,352	9%

Costs and expenses
Cost of product revenues	3,317	21%	3,351	23%	(34)	-1%
Cost of service revenues	1,655	10%	1,873	13%	(218)	-12%
Cost of royalty revenues	655	4%	597	4%	58	10%
Research and development	4,186	26%	3,744	26%	442	12%
Selling and marketing	4,845	30%	4,670	32%	175	4%
General and administrative	3,951	17%	2,873	24%	1,078	38%
Total costs and expenses	18,609	116%	17,108	117%	1,501	9%

Loss from operations	(2,609)	(4%)	(2,460)	-17%	(149)	6%

Interest income	110	1%	194	1%	(84)	-43%
Other income (expense)	14	0%	(27)	--%	41	152%

Loss before income taxes	(2,485)	(1%)	(2,293)	-16%	(192)	-8%

Provision for (benefit from) income taxes	19	0%	(879)	-6%	898	102%

Net loss	$(2,504)	-16%	$(1,414)	-10%	$(1,090)	-77

Product revenues.  In the current quarter our product revenues increased 14% as compared to the corresponding period in the prior year, primarily due to increases in revenues from sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces and the Aspire body sculpting system.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories and repair of our products. Service revenues increased 16% in the current quarter compared to the corresponding period of the prior year primarily in sales from replacement handpieces and sales of consumables and accessories.

In the first three months of fiscal 2010, approximately 56% of product and service sales were generated in North America, 26% in Europe, 10% in South and Central America, 4% in Australia and 4% in other international markets. In the first three months of fiscal 2009, approximately 58% of product sales were generated in North America, 24% in Europe, 8% in South and Central America, 5% in Asia, and 5% in other international markets.

Royalty revenues.  Royalty revenues increased 10% in the current quarter as compared to the corresponding period of the prior year.  This increase is attributed to an increase in on-going royalty payments from our licensees.

Funded product development revenues.  Funded product development revenues decreased during the current quarter as compared to the same period in 2009. This decrease in funded product development revenue is directly related to the termination of our Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. in the third quarter of 2009.

Other revenues.  For the three months ended March 31, 2010 and for the same period in 2009, we recognized $1.25 million of other revenues, consisting of quarterly payments relating to a License Agreement with The Procter & Gamble Company. As of March 31, 2010 and for the same period in 2009, we deferred $1.25 million, respectively, of advance payments received from Procter & Gamble for which services were not yet provided. These advance payments were included in deferred revenue for both periods, respectively.

 Cost of product revenues. In the current quarter our cost of product revenues as a percentage of total revenues was 21% as compared to 23% in the corresponding period in 2009.  The decrease as a percentage of total revenue is due to higher product sales volume which resulted in higher overhead absorption.

Cost of service revenues.  Service gross margin has improved to 58% in the current quarter from 45% in the corresponding period in the prior year due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue. We have been able to convert a high percentage of our domestic installed base to service contracts upon the expiration of the warranty periods. In addition, warranty costs have decreased due to lower failure rates in certain of our products.

Cost of royalty revenues.  The cost of royalty revenues increased for the three months ended March 31, 2010 in comparison to the same periods in 2009.  This increase is attributed to higher on-going royalty payments from our licensees.  As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2009.

Research and development expense. Research and development expenses increased 12% in the current quarter as compared to the corresponding period in the prior year. Research and development expenses relating to our professional business decreased 3% as compared to the same period in the prior year. Research expenses relating to our professional business include internal research and development projects relating to the introduction of new products, enhancements to our current line of products as well as research and development overhead.  Research and development expense relating to our consumer business increased by 46% as compared to the same period in 2009. This increase in research and development expense related to our consumer business include increases in payroll and payroll related expense, materials, consultants, and other overhead expenses related directly to our consumer products as compared to the same period in 2009.

Selling and marketing expense.  Selling and marketing expenses increased 4% in the current quarter as compared to the corresponding period in the prior year.  Selling and marketing expenses relating to our professional business decreased 3% as compared to the same period in 2009.  This decrease was primarily due to incurring slightly lower expenses related to trade shows and workshops and lower expenses from payroll and payroll related costs.  Partially offsetting these decreases were higher distributor and third-party commissions.  Contributing to our over-all increase in selling and marketing expenses were our expenses related to our consumer business.  We incurred minimal expenses related to our consumer business in the first three months of 2009.

General and administrative expense.  General and administrative expenses increased 38% in the current quarter compared to the corresponding period in the prior year primarily due to increases in incentive compensation expense, bad debt expense, stock-based compensation expense, general overhead expenses and rent expense. The rent increase charge related to the write-off of our remaining lease obligation at our old facility.  Partially offsetting these increases were lower legal expenses and payroll and payroll related expenses.

Interest income. Interest income decreased in the current quarter compared to the corresponding period in the prior year primarily from lower cash, cash equivalent and short-term investment balances and lower interest rates.  The decline in our cash, cash equivalent and short-term investment balances is primarily from costs associated with the construction of our new operational facility.

Other income.  Other income for the three months ended March 31, 2010 and 2009, includes the foreign exchange gain (loss) resulting from transactions in currencies other than the U.S. dollar.

Provision for (benefit from) income taxes.  Our effective tax rate was 0.8% and (38.3%) in the first quarter of fiscal 2010 and 2009, respectively.  In 2010, our effective tax rate was less than the combined federal and state statutory rates primarily due to an increase in the valuation allowance.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Three months ended March 31,		Change
	2010	2009	$	%

Cash flows (used in) from operating activities	$(3,464)	$664	(4,128)	(622%)
Cash flows (used in) investing activities	(2,315)	(2,981)	666	22%
Cash flows from financing activities	-	1,729	(1,729)	(100%)

Capital expenditures, including construction in progress	$2,540	$2,981	(441)	(15%)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, working capital and marketable securities, at par value are shown below for the periods indicated (in thousands).

	March 31,	December 31,	Change
	2010	2009	$	%
Cash and cash equivalents	$76,147	$81,948	(5,801)	(7%	)
Short-term investment	25,000	25,000	-	-
Accounts receivable, net	5,355	4,436	919	21%
Inventories, net	10,854	11,126	(272)	(2%	)
Working capital	104,242	107,812	(3,570)	(3%	)
Marketable securities, at estimated fair value	3,584	4,024	(440)	(11%	)

We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months.

At March 31, 2010, we held $3.6 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed.  At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets.  Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of March 31, 2010.  In the three months ended March 31, 2010, we sold $225,000 of the ARS held at December 31, 2009.

We have determined that the fair value of our ARS was temporarily impaired as of March 31, 2010.  For the three months ended March 31, 2010, we marked to market our ARS and recorded an unrealized loss of $136,000, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS.  The recovery of these investments is based upon market factors which are not within our control.  As of March 31, 2010, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash flows from operating activities for the three months ended March 31, 2010, decreased compared to the same period in 2009. This decrease in operating activity cash flows reflects an increase in working capital requirements, a decrease in profitability offset by an increase in depreciation and amortization and an increase in stock-based compensation expense in the first three months of 2010, compared to the same period in 2009.  Cash flows used in investing activities decreased for the three months ended March 31, 2010, compared to the same period in 2009. The decrease reflects lower purchases of property and equipment and the sale of marketable securities.  Cash flows from financing activities decreased for the three month period ended March 31, 2010, compared to the same period in 2009. This decrease was primarily due to a decrease in borrowings.

In December 2008, we secured access to a revolving note through December 17, 2013. On February 12, 2010, we cancelled our revolving note.  On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008.  At March 31, 2010 and December 31, 2009, we had no outstanding debt.

We anticipate that capital expenditures relating to machinery and equipment, furniture and fixtures, and building improvements for the remainder of 2010 will total approximately $600,000. We expect to finance these expenditures with cash on hand.

On August 13 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock.  The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.  Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as a percentage of royalties received from third parties.  Royalty expense for the three months ended March 31, 2010 totaled approximately $786,000.

For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

We have obligations related to the adoption of ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). Further information about changes in these obligations can be found in Note 9.

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments and our operating lease relating to our recently vacated Burlington, Massachusetts manufacturing, research and development and administrative offices.

On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility.  Construction of the building was completed and the building was placed in service during the first quarter of 2010.  We financed the project by using cash on hand.

On July 30, 2007, we signed an amendment to our Burlington, Massachusetts lease to add an additional 13,600 square feet. The lease for this facility was to expire in August 2009.  However, we have renegotiated a 12 month lease extension, expiring in August 2010, at an increase over our current rate to coordinate the timing between construction of our new facility and the expiration of our current facility lease.  We vacated our old facility during the first quarter of 2010 and incurred a charge of $1.2 million relating to the write-off of our remaining lease obligation.

The following table summarizes our estimated contractual cash obligations as of March 31, 2010, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating leases	$939	$867	$72	$-	$-
Purchase commitments	6,429	6,429	-	-	-
Total contractual cash obligations	$7,368	$7,296	$72	$-	$-

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

Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments.  At March 31, 2010, we held $3.6 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed.  At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets.  Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of March 31, 2010.  In the three months ended March 31, 2010, we sold $225,000 of the ARS held at December 31, 2009. The recovery of the remaining $3.6 million ARS held is based upon market factors which are not within our control.

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

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

Candela Corporation, Massachusetts Litigation

On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (now Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “’844 patent”), which is exclusively licensed to us by MGH.  Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “’568 patent”) are invalid and not infringed.  We filed a reply denying the material allegations of the counterclaims.

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

On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”).  On December 9, 2008, Candela also filed requests for reexamination of both patents.  Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references.  On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14.  Rejecting Candela's and the other company's arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the '844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable.  The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable.  We cancelled claims 12-14 from the '844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid.  On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent that closed the reexamination proceeding on the ‘844 patent.

On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit.  Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent.  On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition.  On January 5, 2010 the Judge lifted the stay. At a scheduling hearing held on February 10, 2010, the Judge set June 30, 2010 as the close of expert discovery and September 14, 2010 as the date for a hearing on any dispositive motions. A trial date has not been set.

On August 10, 2006, Candela Corporation (now Syneron, Inc.) commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief.  The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 (the “’222 patent”) which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment.  On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999.  Consequently, Candela no longer alleges in this lawsuit that the StarLux System with LuxG handpiece infringes its patents. With regard to the two remaining patents, Candela is seeking to enjoin us from selling these products in the United States if we are found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed.  In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct.

In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela's ‘222 patent with the Patent Office.  In our request, we argued that Candela's ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art.  About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent.  In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent.   On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office made its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) would be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known.  On January 19, 2010, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘222 patent which will close the reexamination proceeding on the ‘222 patent. When this lawsuit is re-started, we will continue to defend the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

Alma Lasers, Inc., Delaware Litigation

On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma's products and is invalid over prior art.  Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma's allegations that the patent is invalid and not infringed.  We also filed a counterclaim accusing Alma's Pixel C02 Omnifit Fractional C02 Handpiece and Pixel C02 Fractional C02 Skin Resurfacing System of infringing the patent.  On December 16, 2008, upon the request of both parties, a mediation conference was scheduled for June 30, 2009 before Magistrate Judge Mary Pat Thynge.  On December 18, 2008, upon the request of both parties, the Judge presiding over the lawsuit, stayed the lawsuit and later closed the lawsuit pending the outcome of the mediation.  Due to unforeseen circumstances, the mediation scheduled for June 30, 2009 was postponed until October 13, 2009.  Following our request, Magistrate Judge Mary Pat Thynge cancelled the mediation on October 6, 2009.  By letter dated October 13, 2009, we asked presiding Judge Farnan to re-open the case.  On December 28, 2009, Alma filed a First Amended Complaint to add a claim that U.S. Patent No. 6,997,923 is unenforceable due to inequitable conduct.  On January 11, 2010, we filed our Amended Answer and Counterclaim to Alma’s First Amended Complaint denying Alma’s allegation of inequitable conduct. On March 4, 2010 the parties filed a joint stipulated order of dismissal requesting that the court dismiss this action, including all claims and counterclaims, in its entirety without prejudice, with the parties agreeing that any future litigation between them over U.S. Patent No. 6,997,923, any patent claiming priority (either directly or indirectly) thereto, and/or any patents relating to fractional technology, shall be commenced in this Court.

Syneron, Inc., Massachusetts Litigation

On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Syneron's eLight, eMax, eLaser, Aurora DS, Polaris DS, Comet and Galaxy Systems, which use light-based technology for hair removal, willfully infringe the ‘568 patent and the ‘844 patent, which are exclusively licensed to us by MGH.  In March 2009, we served Syneron with this suit. On April 30, 2009, the parties filed a stipulation to stay the lawsuit pending the outcome of the reexaminations of the ‘568 patent and the ‘844 patent.

On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14.  The Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the '844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable.  The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable.  We cancelled claims 12-14 from the '844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 are not under reexamination. Consequently, all currently pending claims are valid.  On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent which closed the reexamination proceeding on the ‘844 patent.

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

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to the other information included in this quarterly report. If any of the risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

As of March 31, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.                      Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
January 1, 2010 through January 31, 2010	-	-	-	324,500
February 1, 2010 through February 28, 2010	-	-	-	324,500
March 1, 2010 through March 31, 2010	-	-	-	324,500
Total	-	-	-	324,500

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

Item 4.                      Removed and Reserved

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

Palomar Medical Technologies, Inc. (Registrant)
Date: May 6, 2010	/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: May 6, 2010	/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer