Form 10-Q
period 2010-07-26
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2010-08-05
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of the close of business on August 3, 2010 was 18,550,977.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$102,119,967	$81,948,482
Short-term investments	-	25,000,000
Total cash, cash equivalents and short-term investments	102,119,967	106,948,482
Accounts receivable, net	3,967,009	4,436,219
Inventories	11,507,313	11,126,352
Other current assets	1,952,838	2,179,233
Total current assets	119,547,127	124,690,286

Marketable securities, at estimated fair value	2,376,358	4,024,313

Property and equipment, net	37,218,190	34,629,410

Other assets	219,652	126,087

Total assets	$159,361,327	$163,470,096

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,794,968	$2,696,217
Accrued liabilities	8,487,928	8,959,679
Deferred revenue	3,766,268	5,221,924
Total current liabilities	15,049,164	16,877,820

Accrued income taxes	2,973,717	2,965,077

Total liabilities	$18,022,881	$19,842,897

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued - 18,550,977 and 18,521,045 shares, respectively	185,510	185,211
Additional paid-in capital	208,701,598	206,740,492
Accumulated other comprehensive loss	(343,362)	(292,297)
Accumulated deficit	(67,205,300)	(63,006,207)
Total stockholders' equity	$141,338,446	$143,627,199

Total liabilities and stockholders’ equity	$159,361,327	$163,470,096

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Product revenues	$9,214,967	$8,336,298	$18,382,233	$16,410,848
Service revenues	3,818,265	3,784,558	7,763,135	7,183,562
Royalty revenues	1,306,927	1,274,593	2,945,145	2,768,017
Funded product development revenues	-	398,467	-	829,600
Other revenues	1,250,000	1,250,000	2,500,000	2,500,000
Total revenues	15,590,159	15,043,916	31,590,513	29,692,027

Costs and expenses
Cost of product revenues	3,484,575	3,624,178	6,801,768	6,975,427
Cost of service revenues	1,298,580	1,642,555	2,953,123	3,515,977
Cost of royalty revenues	522,771	509,838	1,178,058	1,107,207
Research and development	3,589,269	3,076,501	7,775,069	6,819,968
Selling and marketing	4,900,214	4,732,921	9,744,810	9,401,802
General and administrative	3,360,348	2,241,311	7,312,031	5,114,557
Total costs and expenses	17,155,757	15,827,304	35,764,859	32,934,938

Loss from operations	(1,565,598)	(783,388)	(4,174,346)	(3,242,911)

Interest income	90,866	140,447	207,917	333,648
Other (expense) income	(191,454)	376,754	(184,662)	349,820

Loss before income taxes	(1,666,186)	(266,187)	(4,151,091)	(2,559,443)

Provision for (benefit from) income taxes	28,868	(22,265)	48,002	(901,071)

Net loss	$(1,695,054)	$(243,922)	$(4,199,093)	$(1,658,372)

Net loss per share
Basic	$(0.09)	$(0.01)	$(0.23)	$(0.09)
Diluted	$(0.09)	$(0.01)	$(0.23)	$(0.09)

Weighted average number of shares outstanding
Basic	18,536,076	18,049,402	18,528,650	18,054,485
Diluted	18,536,076	18,049,402	18,528,650	18,054,485

Comprehensive loss:
Net loss	$(1,695,054)	$(243,922)	$(4,199,093)	$(1,658,372)
Unrealized gain (loss) on marketable securities,
net of taxes	74,337	325,220	(61,913)	195,340
Foreign currency translation adjustment	99,163	(97,012)	10,848	(90,990)
Comprehensive loss	$(1,521,554)	$(15,714)	$(4,250,158)	$(1,554,022)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net loss	$(4,199,093)	$(1,658,372)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	634,525	328,917
Stock-based compensation expense	1,912,697	1,614,997
Provision for bad debt	18,828	122,871
Inventory write-off	78,216	86,822
Change in deferred tax asset	-	(1,149,859)
Tax benefit from the exercise of stock options	-	(6,762)
Other non-cash items	74,582	87,455
Changes in assets and liabilities:
Accounts receivable	438,956	1,033,433
Inventories	(483,127)	3,169,045
Other current assets	226,204	135,951
Other assets	(54,797)	2,538
Accounts payable	130,697	1,275,075
Accrued liabilities	(464,753)	544,426
Accrued income taxes	8,640	73,150
Deferred revenue	(1,452,305)	(1,524,838)
Net cash (used in) from operating activities	(3,130,730)	4,134,849

Investing activities
Purchases of property and equipment	(3,220,383)	(9,410,423)
Proceeds from sale of short-term investments	25,000,000	-
Proceeds from sale of marketable securities	1,550,000	-
Net cash from (used in) investing activities	23,329,617	(9,410,423)

Financing activities
Proceeds from the exercise of stock options and warrants	48,708	108,544
Tax benefit from the exercise of stock options	-	6,762
Costs incurred related to purchase of stock for treasury	-	(258,491)
Proceeds from borrowings on credit facility	-	20,000,000
Payments on borrowings	-	(14,000,000)
Net cash from financing activities	48,708	5,856,815

Effect of exchange rate changes on cash and cash equivalents	(76,110)	33,020

Net increase in cash and cash equivalents	20,171,485	614,261
Cash and cash equivalents, beginning of the period	81,948,482	122,601,139
Cash and cash equivalents, end of the period	$102,119,967	$123,215,400

Supplemental disclosure of cash flow information

Cash paid for income taxes	$52,000	$35,000

Supplemental noncash investing activities

Unrealized (loss) gain on marketable securities, net of taxes	$(61,913)	$195,340

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

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

Note 2 – Stock-based compensation

Stock-based compensation expense recorded was $1.0 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively and $1.9 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, there was $5.0 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 1.8 years.

During the three months ended June 30, 2010, we granted 8,000 stock-settled stock appreciation rights.  No other equity awards, including options, warrants, or restricted stock were granted.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At June 30, 2010 and December 31, 2009, inventories consisted of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$4,104,011	$4,365,150
Work in process	1,379,647	361,931
Finished goods	6,023,655	6,399,271
Total	$11,507,313	$11,126,352

Note 4 – Property and equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land and construction in progress assets are not depreciated.  At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	June 30,	December 31,	Estimated
	2010	2009	useful life

Land	$10,680,000	$10,680,000
Building	24,292,102	-	39 years
Machinery and equipment	2,432,865	2,100,331	3-7 years
Furniture and fixtures	5,312,030	3,364,989	7 years
Leasehold improvements	575,008	537,648	Shorter of estimated useful life or term of lease
Construction in progress	-	23,385,614
	43,292,005	40,068,582
Accumulated depreciation	(6,073,815)	(5,439,172)
Total	$37,218,190	$34,629,410

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

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Warranty accrual, beginning of period	$596,210	$856,158
Charges to cost and expenses relating to new sales	832,098	1,280,301
Costs of product warranty claims/change of estimate	(910,895)	(1,540,249)
Warranty accrual, end of period	$517,413	$596,210

Note 6 – Fair Value of Financial Instruments

 In September 2006, the Financial Accounting Standards Board (FASB) issued new guidance on fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and we adopted on January 1, 2008.  In February 2008, the FASB issued an update to the fair value measurement guidance.  This guidance permits the delayed application of the fair value measurement guidance for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

We performed an analysis of our investments held at June 30, 2010 and December 31, 2009 to determine the significance and character of all inputs to their fair value determination.  The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

Assets	Fair Value as of June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Auction-rate preferred securities	$ -	$ -	$ 1,185	$ 1,185
Auction-rate municipal securities	-	-	1,191	1,191
Total	$ -	$ -	$ 2,376	$ 2,376

Assets	Fair Value as of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Short-term investments	$ 25,000	$ -	$ -	$ 25,000
Auction-rate preferred securities	-	-	2,622	2,622
Auction-rate municipal securities	-	-	1,402	1,402
Total	$ 25,000	$ -	$ 4,024	$ 29,024

At June 30, 2010, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $1.3 million and $1.5 million, respectively.  At December 31, 2009, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $2.9 million and $1.5 million, respectively.  As described in more detail below, all of our auction-rate securities (ARS) have unrealized losses which have been recorded in accumulated other comprehensive loss.

There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the six months ended June 30, 2010.

	Auction-rate	Auction-rate
(In thousands)	preferred securities	municipal securities	Total
Balance at December 31, 2009	$2,622	$1,402	$4,024
Net payments, purchases and sales	(1,550)	-	(1,550)
Net transfers in/(out)	-	-	-
Gains/(losses)
Realized	-	-	-
Unrealized	113	(211)	(98)
Balance at June 30, 2010	$1,185	$1,191	$2,376

All of the above auction-rate securities have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular dividends from each of our ARS at current market rates.

    Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions.  As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007.  Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of June 30, 2010 and December 31, 2009.

 The estimated fair value of our holdings of ARS at June 30, 2010 was $2.4 million.  To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity.  We also evaluated the credit rating of the issuer and found them all to be investment grade securities.  There was no change in our valuation method during the three and six month periods ended June 30, 2010 as compared to prior reporting periods.  Our valuation analysis showed that our ARS have nominal credit risk.  The impairment is due to liquidity risk.  Additionally, as of June 30, 2010, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities.  As a result of our valuation analysis, our investment strategy, recurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of June 30, 2010.

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

A reconciliation of basic and diluted shares for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	18,536,076	18,049,402	18,528,650	18,054,485
Potential common shares pursuant to stock options, stock appreciation rights and warrants	-	-	-	-
Diluted weighted average number of shares outstanding	18,536,076	18,049,402	18,528,650	18,054,485

For the three months ended June 30, 2010 and 2009, approximately a net of 2.6 million and 3.7 million, respectively, weighted average options, stock-settled SARs, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled SARs, and warrants would have been antidilutive.

Note 8 – Income Taxes

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

In evaluating our ability to recover our US and foreign deferred tax assets, we considered all available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back periods and the uncertainty regarding our ability to project financial results in future periods. We believe that it is more likely than not that the associated deferred tax assets will not be utilized and have established a full valuation allowance.

We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve. At June 30, 2010, we have $3.0 million of net unrecognized tax benefits, all of which would affect our effective tax rate, if recognized.

    We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, we had approximately $123,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

Note 9 – Contingencies

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

On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”).  On December 9, 2008, Candela also filed requests for reexamination of both patents.  Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references.  On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14.  Rejecting Candela's and the other company's arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the '844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable.  The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable.  We cancelled claims 12-14 from the '844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 were not under reexamination. Consequently, all currently pending claims were found valid by the Patent Office.  On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent that closed the reexamination proceeding on the ‘844 patent.

On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit.  Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent.  On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition.  On January 5, 2010 the Judge lifted the stay. Expert discovery is scheduled to be completed in the third quarter of 2010 and the Judge has set September 14, 2010 as the date for a hearing on any dispositive motions. A trial date has not been set.

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

On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14.  The Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the '844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable.  The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable.  We cancelled claims 12-14 from the '844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 were not under reexamination. Consequently, all currently pending claims were found valid by the Patent Office.  On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent which closed the reexamination proceeding on the ‘844 patent.

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

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2009.  There have been no material changes to our critical accounting policies as of June 30, 2010.

Recently issued accounting standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

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

Our corporate headquarters and United States operations are located in Burlington, Massachusetts, where we conduct our manufacturing, warehousing, research and development, regulatory, sales, customer service, marketing and administrative activities.  In the United States, Australia, Canada, and Japan, we market, sell and service our products primarily through our direct sales force and customer service employees.  In the rest of the world, sales are generally made through our worldwide distribution network in over 50 countries.  During the second quarter of 2010, we opened an office in Japan which is responsible for the sale and service of our products in Japan.

During the second quarter of 2010, we began shipping units of our new Artisan System which offers key skin resurfacing and skin rejuvenation technology in one comprehensive system.  The Artisan empowers aesthetic practitioners with the ability to treat each discrete sign of aging and other undesirable skin conditions using the most appropriate technology.

Results of operations
Revenues for the quarter ended June 30, 2010 were $15.6 million, which represents a 4 percent increase over the $15.0 million reported in the second quarter of 2009.  Product and service revenues increased to $13.0 million, an 8 percent increase over the $12.1 million in the second quarter of 2009.  Second quarter gross margin from product and service revenues was 63 percent, an increase over the 57 percent in the second quarter of 2009.  Loss before income taxes for the second quarter ended June 30, 2010 was $1.7 million, which included $0.7 million in patent litigation expenses and a $1.0 million non-cash stock-based compensation expense.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2010 and 2009, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2010		2009
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$9,215	59%	$8,336	55%	$879	11%
Service revenues	3,818	24%	3,785	25%	33	1%
Royalty revenues	1,307	8%	1,275	8%	32	3%
Funded product development revenues	-	-%	398	3%	(398)	(100%)
Other revenues	1,250	8%	1,250	8%	-	-%
Total revenues	15,590	100%	15,044	100%	546	4%

Costs and expenses
Cost of product revenues	3,485	22%	3,624	24%	(139)	(4%)
Cost of service revenues	1,299	8%	1,643	11%	(344)	(21%)
Cost of royalty revenues	523	3%	510	3%	13	3%
Research and development	3,589	23%	3,076	20%	513	17%
Selling and marketing	4,900	31%	4,733	31%	167	4%
General and administrative	3,360	22%	2,241	15%	1,119	50%
Total costs and expenses	17,156	110%	15,827	105%	1,329	8%

Loss from operations	(1,566)	(10%)	(783)	(5%)	783	100%

Interest income	91	1%	140	1%	(49)	(35%)
Other (expense) income	(191)	(1%)	377	3%	(568)	(151%)

Loss before income taxes	(1,666)	(11%)	(266)	(2%)	1,400	526%

Provision for (benefit from) income taxes	29	-%	(22)	-%	51	232%

Net loss	$(1,695)	(11%)	$(244)	(2%)	$1,451	595%

	Six Months Ended June 30,
	2010		2009
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$18,382	58%	$16,411	55%	$1,971	12%
Service revenues	7,763	25%	7,183	24%	580	8%
Royalty revenues	2,945	9%	2,768	9%	177	6%
Funded product development revenues	-	-%	830	3%	(830)	(100%)
Other revenues	2,500	8%	2,500	8%	-	-%
Total revenues	31,590	100%	29,692	100%	1,898	6%

Costs and expenses
Cost of product revenues	6,802	22%	6,975	23%	(173)	(2%)
Cost of service revenues	2,953	9%	3,516	12%	(563)	(16%)
Cost of royalty revenues	1,178	4%	1,107	4%	71	6%
Research and development	7,775	25%	6,820	23%	955	14%
Selling and marketing	9,745	31%	9,402	32%	343	4%
General and administrative	7,312	23%	5,115	17%	2,197	43%
Total costs and expenses	35,765	113%	32,935	111%	2,830	9%

Loss from operations	(4,175)	(13%)	(3,243)	(11%)	932	29%

Interest income	208	1%	334	1%	(126)	(38%)
Other (expense) income	(184)	(1%)	350	1%	(534)	(153%)

Loss before income taxes	(4,151)	(13%)	(2,559)	(9%)	(1,592)	62%

Provision for (benefit from) income taxes	48	-%	(901)	(3%)	949	105%

Net loss	$(4,199)	(13%)	$(1,658)	(6%)	$2,541	153%

Product revenues.  During the first three and six months of fiscal 2010, our product revenues increased 11% and 12%, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in revenues from sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces and the Aspire body sculpting system.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories and repair of our products. During the first three and six months of fiscal 2010, service revenues increased 1% and 8%, respectively,  as compared to the corresponding periods in the prior year, primarily in sales from replacement handpieces and sales of consumables and accessories.

The following table sets forth, for the periods indicated, information about our total product and service revenues, by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
North America	66%	60%	61%	59%
Europe	17%	16%	20%	18%
South and Central America	5%	6%	7%	7%
Australia	6%	9%	5%	6%
Asia/Pacific Rim	2%	5%	4%	6%
Other	4%	4%	3%	4%
Total Product and Service Revenues	100%	100%	100%	100%

Royalty revenues.  Royalty revenues increased for the three and six months ended June 30, 2010 by 3% and 6%, respectively, as compared to the corresponding periods in the prior year.  The increase is attributed to an increase in on-going royalty payments from our licensees.

Funded product development revenues.  Funded product development revenues decreased during the three and six months ended June 30, 2010 as compared to the same periods in 2009. This decrease in funded product development revenues is directly related to the termination of our Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. in the third quarter of 2009.

Other revenues.  For the three months ended June 30, 2010 and 2009, we recognized $1.25 million of other revenues, consisting of quarterly payments relating to a License Agreement with The Procter & Gamble Company.  For the six months ended June 30, 2010 and 2009, we recognized $2.5 million of other revenues relating to the License Agreement.  As of June 30, 2010 and December 31, 2009, we deferred $0 and $1.25 million, respectively, of advance payments received from Procter & Gamble for which services were not yet provided. These advance payments were included in deferred revenue for the period ended December 31, 2009.

 Cost of product revenues. For the three months ended June 30, 2010, our cost of product revenues as a percentage of total revenues was 22% as compared to 24% in the corresponding period in 2009.  For the six months ended June 30, 2010 and 2009, our cost of product revenues as a percentage of total revenues was 22% and 23%, respectively. The decrease as a percentage of total revenues is due to higher product sales volume which resulted in higher overhead absorption as well as a shift in product revenues toward North American sales where we sell our product through a direct sales force instead of through distributors at fixed transfer prices.

Cost of service revenues.  For the three months ended June 30, 2010, our cost of service revenues as a percentage of total revenues was 8% as compared to 11% in the corresponding period in 2009. For the six months ended June 30, 2010 and 2009, our cost of service revenues as a percentage of total revenues was 9% and 12%, respectively. The decrease is due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue. We have been able to convert a high percentage of our domestic installed base to service contracts upon the expiration of the warranty periods. In addition, warranty related expenses have decreased due to lower failure rates in certain of our products.

Cost of royalty revenues.  The cost of royalty revenues increased for the three and six months ended June 30, 2010 in comparison to the same periods in 2009.  This increase is attributed to higher on-going royalty payments from our licensees.  As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2009.

Research and development expense. For the three and six months ended June 30, 2010, research and development expenses increased 17% and 14%, respectively, as compared to the corresponding periods in the prior year. Research and development expenses relating to our professional business decreased by 6% and 5%, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in the prior year. Research expenses relating to our professional business include internal research and development projects relating to the introduction of new products, enhancements to our current line of products as well as research and development overhead.  Research and development expense relating to our consumer business increased by 91% and 63%, respectively, for the three and six months ended June 30, 2010 as compared to the same periods in 2009. This increase in research and development expense related to our consumer business include increases in payroll and payroll related expense, materials, consultants, and other overhead expenses related directly to our consumer products as compared to the same periods in 2009.

Selling and marketing expense.  For both the three and six months ended June 30, 2010, selling and marketing expenses increased 4% as compared to the corresponding periods in the prior year.  Selling and marketing expenses relating to our professional business decreased 5% and 4%, respectively, for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  This decrease was primarily due to incurring slightly lower expenses related to trade shows and workshops and distributor and third-party commissions.  Partially offsetting these decreases were higher stock-based compensation charges.  Contributing to our overall increase in selling and marketing expenses in 2010 were our expenses related to our consumer business.  We did not incur any sales and marketing expenses related to our consumer business in the first six months of 2009.

General and administrative expense.  For the three and six months ended June 30, 2010, general and administrative expenses increased 50% and 43%, respectively, as compared to the corresponding periods in the prior year primarily due to increases in legal expenses, incentive compensation, stock-based compensation expense, and general overhead expenses.  Additionally, for the six months ended June 30, 2010, general and administrative expenses increased due to incentive compensation expense and rent expense. The rent increase charge during the first quarter of 2010 was related to the write-off of our remaining lease obligation at our old facility.

Interest income. Interest income decreased for the three and six months ended June 30, 2010 as compared to the corresponding periods in the prior year primarily from lower cash and cash equivalent balances and lower interest rates.  The decline in our cash and cash equivalent balances is primarily from costs associated with the construction of our new operational facility in 2009.

Other (expense) income.  Other (expense) income for the three and six months ended June 30, 2010 and 2009 includes the foreign exchange (loss) gain resulting from transactions in currencies other than the U.S. dollar.

Provision for (benefit from) income taxes.  Our effective tax rate was 1.2% and (35.2%) for the six months ended June 30, 2010 and 2009, respectively.  In 2010, our effective tax rate was less than the combined federal and state statutory rates primarily due to an increase in the valuation allowance.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Six months ended June 30,		Change
	2010	2009	$	%

Cash flows (used in) from operating activities	$(3,131)	$4,135	(7,266)	(176%	)
Cash flows from (used in) investing activities	23,330	(9,410)	32,740	348%
Cash flows from financing activities	49	5,857	(5,808)	(99%	)

Capital expenditures	$3,220	$9,410	(6,190)	(66%	)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, working capital and marketable securities, at estimated fair value are shown below for the periods indicated (in thousands).

	June 30,	December 31,	Change
	2010	2009	$	%
Cash and cash equivalents	$102,120	$81,948	20,172	25%
Short-term investments	-	25,000	(25,000)	(100%)
Accounts receivable, net	3,967	4,436	(469)	(11%)
Inventories, net	11,507	11,126	381	3%
Working capital	104,498	107,812	(3,314)	(3%)
Marketable securities, at estimated fair value	2,376	4,024	(1,648)	(41%)

We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months.

At June 30, 2010, we held $2.4 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed.  At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets.  Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of June 30, 2010.  In the six months ended June 30, 2010, we sold $1.6 million of the ARS held at December 31, 2009.

We have determined that the fair value of our ARS was temporarily impaired as of June 30, 2010.  For the three months ended June 30, 2010, we marked to market our ARS and recorded an unrealized gain of $74,000, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS.  The recovery of these investments is based upon market factors which are not within our control.  As of June 30, 2010, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash flows from operating activities for the six months ended June 30, 2010, decreased compared to the same period in 2009. This decrease in operating activity cash flows reflects an increase in working capital requirements, an increase in net loss, offset by an increase in depreciation and amortization and an increase in stock-based compensation expense in the first six months of 2010, compared to the same period in 2009.  Cash flows used in investing activities increased for the six months ended June 30, 2010, compared to the same period in 2009. The increase reflects higher sales of marketable securities and short-term investments over the same period in 2009, offset by lower purchases of property and equipment.  Cash flows from financing activities decreased for the six month period ended June 30, 2010, compared to the same period in 2009. This decrease was primarily due to a decrease in borrowings.

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

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2010, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as a percentage of royalties received from third parties.  Royalty expense for the three and six months ended June 30, 2010 totaled approximately $0.6 million and $1.4 million, respectively.

For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

We have obligations related to the adoption of ASC Topic 740, “Accounting for Income Taxes” (ASC 740). Further information about changes in these obligations can be found in Note 8.

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

The following table summarizes our estimated contractual cash obligations as of June 30, 2010, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$313	$179	$134	$-	$-
Purchase commitments	6,204	6,204	-	-	-
Total contractual cash obligations	$6,517	$6,383	$134	$-	$-

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

Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments.  At June 30, 2010, we held $2.4 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed.  At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets.  Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of June 30, 2010.  In the six months ended June 30, 2010, we sold $1.6 million of the ARS held at December 31, 2009. The recovery of the remaining $2.4 million ARS held is based upon market factors which are not within our control.

Our international subsidiaries in The Netherlands, Australia and Japan conduct business in both local and foreign currencies and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition.  We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On November 17, 2008, the Judge stayed the lawsuit pending the outcome of reexamination procedures requested by a third party on both the ‘844 and ‘568 patents in the United States Patent and Trademark Office (the “Patent Office”).  On December 9, 2008, Candela also filed requests for reexamination of both patents.  Generally, a reexamination proceeding is one which re-opens patent prosecution to ensure that the claims in an issued patent are valid over prior art references.  On January 16, 2009, we filed a preliminary amendment to the ‘844 patent adding new claims 33-59 which depend from claim 32 and a preliminary amendment to the ‘568 patent adding new claims 23 and 24 which depend from claim 1. On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14.  Rejecting Candela's and the other company's arguments to the contrary, the Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the '844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable.  The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable.  We cancelled claims 12-14 from the '844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 were not under reexamination. Consequently, all currently pending claims were found valid by the Patent Office.  On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent that closed the reexamination proceeding on the ‘844 patent.

On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit.  Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent.  On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition.  On January 5, 2010 the Judge lifted the stay. Expert discovery is scheduled to be completed in the third quarter of 2010 and the Judge has set September 14, 2010 as the date for a hearing on any dispositive motions. A trial date has not been set.

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

On June 9, 2009, the Patent Office issued an office action confirming the validity of all claims of the ‘844 patent except claims 12-14.  The Patent Office confirmed that claims 1-3, 6-8, 11, 17-20, 27, 28, 30, 32 of the '844 patent are valid and patentable. The Patent Office also confirmed new claims 33-59 as valid and patentable.  The Patent Office rejected only independent claim 12 and related dependent claims 13-14 of the ‘844 patent as unpatentable.  We cancelled claims 12-14 from the '844 patent in order to expedite the reexamination proceeding. Claims 4, 5, 9, 10, 15, 16, 21-26, 29 and 31 were not under reexamination. Consequently, all currently pending claims were found valid by the Patent Office.  On November 18, 2009, the Patent Office issued a Reexamination Certificate for the ‘844 patent which closed the reexamination proceeding on the ‘844 patent.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to the other information included in this quarterly report. If any of the risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

As of June 30, 2010, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.  Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
April 1, 2010 through April 30, 2010	-	-	-	324,500
May 1, 2010 through May 31, 2010	-	-	-	324,500
June 1, 2010 through June 30, 2010	-	-	-	324,500
Total	-	-	-	324,500

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

Item 3.  Defaults upon senior securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5. Other information

None.

Item 6.  Exhibits

10.78*	Amendment to Employment Agreement with Louis P. Valente dated July 1, 2001
10.79*	Amendment to Employment Agreement with Joseph P. Caruso dated July 1, 2001
10.80*	Amendment to Employment Agreement with Paul S. Weiner dated July 1, 2001
10.81*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Louis P. Valente dated August 10, 2007
10.82*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 10, 2007
10.83*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 10, 2007
10.84*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Louis P. Valente dated August 16, 2008
10.85*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 16, 2008
10.86*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 16, 2008
10.87*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Louis P. Valente dated August 10, 2007
10.88*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 10, 2007
10.89*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 10, 2007
10.90*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Louis P. Valente dated August 16, 2008
10.91*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 16, 2008
10.92*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 16, 2008
31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Palomar Medical Technologies, Inc. (Registrant)
Date: August 5, 2010	/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: August 5, 2010	/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer