Form 10-Q
period 2010-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2010-11-05
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of the close of business on November 3, 2010 was 18,573,445.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$76,623,685	$81,948,482
Short-term investments	1,999,675	25,000,000
Total cash, cash equivalents and short-term investments	78,623,360	106,948,482
Accounts receivable, net	5,035,232	4,436,219
Inventories	12,218,475	11,126,352
Other current assets	1,783,674	2,179,233
Total current assets	97,660,741	124,690,286

Marketable securities, at estimated fair value	24,129,348	4,024,313

Property and equipment, net	37,271,766	34,629,410

Other assets	218,716	126,087

Total assets	$159,280,571	$163,470,096

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$3,326,847	$2,696,217
Accrued liabilities	9,245,816	8,959,679
Deferred revenue	3,793,124	5,221,924
Total current liabilities	16,365,787	16,877,820

Accrued income taxes	2,788,802	2,965,077

Total liabilities	$19,154,589	$19,842,897

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued - 18,573,262 and 18,521,045 shares, respectively	185,733	185,211
Additional paid-in capital	209,629,876	206,740,492
Accumulated other comprehensive loss	(460,540)	(292,297)
Accumulated deficit	(69,229,087)	(63,006,207)
Total stockholders' equity	$140,125,982	$143,627,199

Total liabilities and stockholders’ equity	$159,280,571	$163,470,096

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Product revenues	$9,273,158	$7,528,645	$27,655,391	$23,939,493
Service revenues	3,749,164	3,700,511	11,512,299	10,884,073
Royalty revenues	1,499,182	1,264,022	4,444,327	4,032,039
Funded product development revenues	-	806,482	-	1,636,082
Other revenues	1,250,000	1,250,000	3,750,000	3,750,000
Total revenues	15,771,504	14,549,660	47,362,017	44,241,687

Costs and expenses
Cost of product revenues	3,781,473	2,873,956	10,583,241	9,849,383
Cost of service revenues	1,367,316	1,901,303	4,320,439	5,417,280
Cost of royalty revenues	599,673	505,609	1,777,731	1,612,816
Research and development	3,545,622	3,305,311	11,320,691	10,125,279
Selling and marketing	4,663,632	4,062,930	14,408,442	13,464,732
General and administrative	4,267,535	2,451,496	11,579,566	7,566,053
Total costs and expenses	18,225,251	15,100,605	53,990,110	48,035,543

Loss from operations	(2,453,747)	(550,945)	(6,628,093)	(3,793,856)

Interest income	108,630	218,169	309,747	551,817
Other income	390,784	156,941	212,922	506,761

Loss before income taxes	(1,954,333)	(175,835)	(6,105,424)	(2,735,278)

Provision for (benefit from) income taxes	69,454	120,752	117,456	(780,319)

Net loss	$(2,023,787)	$(296,587)	$(6,222,880)	$(1,954,959)

Net loss per share
Basic	$(0.11)	$(0.02)	$(0.34)	$(0.11)
Diluted	$(0.11)	$(0.02)	$(0.34)	$(0.11)

Weighted average number of shares outstanding
Basic	18,561,877	18,065,655	18,539,847	18,058,246
Diluted	18,561,877	18,065,655	18,539,847	18,058,246

Comprehensive loss:
Net loss	$(2,023,787)	$(296,587)	$(6,222,880)	$(1,954,959)
Unrealized gain (loss) on marketable securities, net of taxes	5,256	(24,138)	(56,657)	142,645
Foreign currency translation adjustment	(122,434)	(24,690)	(111,586)	(115,680)
Comprehensive loss	$(2,140,965)	$(345,415)	$(6,391,123)	$(1,927,994)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net loss	$ (6,222,880)	$ (1,954,959)

Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	956,602	469,167
Stock-based compensation expense	2,794,761	2,573,483
Provision for bad debt	70,694	139,810
Inventory write-off	207,443	151,274
Change in deferred tax asset	5,176	(1,179,411)
Tax benefit from the exercise of stock options	(46,437)	(264,100)
Other non-cash items	(44,781)	178,000
Changes in assets and liabilities:
Accounts receivable	(660,480)	738,195
Inventories	(1,163,575)	3,690,047
Other current assets	402,125	894,688
Other assets	(54,797)	2,538
Accounts payable	351,590	2,947,087
Accrued liabilities	476,106	1,428,661
Accrued income taxes	(176,275)	15,122
Deferred revenue	(1,612,595)	(2,047,346)
Net cash (used in) from operating activities	(4,717,323)	7,782,256

Investing activities
Purchases of property and equipment	(3,592,144)	(15,775,678)
Purchases of marketable securities	(22,055,963)	-
Purchases of short-term investments	(1,999,675)	-
Proceeds from sale of short-term investments	25,000,000	-
Proceeds from sale of marketable securities	1,850,000	625,000
Net cash used in investing activities	(797,782)	(15,150,678)

Financing activities
Proceeds from the exercise of stock options and warrants	48,708	117,415
Tax benefit from the exercise of stock options	46,437	264,100
Costs incurred related to purchase of stock for treasury	-	(258,491)
Proceeds from borrowings on credit facility	-	14,000,000
Payments on borrowings on credit facility	-	(20,000,000)
Net cash from (used in) financing activities	95,145	(5,876,976)

Effect of exchange rate changes on cash and cash equivalents	95,163	4,236

Net decrease in cash and cash equivalents	(5,324,797)	(13,241,162)
Cash and cash equivalents, beginning of the period	81,948,482	122,601,139
Cash and cash equivalents, end of the period	$ 76,623,685	$ 109,359,977

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 52,000	$ 36,493

Supplemental noncash investing activities
Unrealized (loss) gain on marketable securities, net of taxes	$ (56,657)	$ 142,645

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

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

Note 2 – Stock-based compensation

Stock-based compensation expense recorded was $0.9 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively and $2.8 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, there was $4.1 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 1.6 years.

During the three months ended September 30, 2010, no equity awards, including options, warrants, stock-settled stock appreciation rights, or restricted stock were granted.  During the nine months ended September 30, 2010, 8,000 stock-settled stock appreciation rights were granted.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$ 4,984,923	$ 4,365,150
Work in process	1,397,387	361,931
Finished goods	5,836,165	6,399,271
Total	$ 12,218,475	$ 11,126,352

Note 4 – Property and equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land and construction in progress assets are not depreciated.  At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	September 30,	December 31,	Estimated
	2010	2009	useful life

Land	$10,680,000	$10,680,000
Building	24,307,148	-	39 years
Machinery and equipment	2,698,464	2,100,331	3-7 years
Furniture and fixtures	5,405,189	3,364,989	7 years
Leasehold improvements	39,589	537,648	Shorter of estimated useful life or term of lease
Construction in progress	-	23,385,614
	43,130,390	40,068,582
Accumulated depreciation	(5,858,624)	(5,439,172)
Total	$37,271,766	$34,629,410

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

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Warranty accrual, beginning of period	$596,210	$856,158
Charges to cost and expenses relating to new sales	1,097,107	1,280,301
Costs of product warranty claims/change of estimate	(1,173,832)	(1,540,249)
Warranty accrual, end of period	$519,485	$596,210

Note 6 – Fair Value of Financial Instruments

 In September 2006, the Financial Accounting Standards Board (FASB) issued new guidance on fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and we adopted this guidance on January 1, 2008.  In February 2008, the FASB issued an update to the fair value measurement guidance.  This guidance permitted the delayed application of the fair value measurement guidance for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

We performed an analysis of our investments held at September 30, 2010 and December 31, 2009 to determine the significance and character of all inputs to their fair value determination.  The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

Assets	Fair Value as of September 30, 2010
(In thousands)	Level 1	Level 2	Level 3		Total
Short-term investments	$2,000	$-	$-	24	$2,000
Marketable securities	22,042	-	-		22,042
Auction-rate preferred securities	-	-	1,006		1,006
Auction-rate municipal securities	-	-	1,081		1,081
Total	$24,042	$-	$2,087		$26,129

Assets	Fair Value as of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3		Total
Short-term investments	$25,000	$-	$-	24	$25,000
Auction-rate preferred securities	-	-	2,622		2,622
Auction-rate municipal securities	-	-	1,402		1,402
Total	$25,000	$-	$4,024		$29,024

At September 30, 2010, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $1.1 million and $1.4 million, respectively.  At December 31, 2009, the amortized cost basis of the auction-rate preferred securities and auction-rate municipal securities were $2.9 million and $1.5 million, respectively.  As described in more detail below, all of our auction-rate securities (ARS) have unrealized losses which have been recorded in accumulated other comprehensive loss.

There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

At September 30, 2010, we had $22.0 million of marketable securities classified as held-to-maturity securities which included commercial paper, U.S Treasuries, and corporate bonds.  The maturity dates range from 91 days to 2 years.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2010.

	Auction-rate	Auction-rate
(In thousands)	preferred securities	municipal securities	Total
Balance at December 31, 2009	$2,622	$1,402	$4,024
Net payments, purchases and sales	(1,750)	(100)	(1,850)
Net transfers in/(out)	-	-	-
Gains/(losses)
Realized	-	-	-
Unrealized	134	(221)	(87)
Balance at September 30, 2010	$1,006	$1,081	$2,087

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular dividends from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions.  As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007.  Subsequent to December 31, 2007, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of September 30, 2010 and December 31, 2009.

 The estimated fair value of our holdings of ARS at September 30, 2010 was $2.1 million.  To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity.  We also evaluated the credit rating of the issuer and found them all to be investment grade securities.  There was no change in our valuation method during the three and nine month periods ended September 30, 2010 as compared to prior reporting periods.  Our valuation analysis showed that our ARS have nominal credit risk.  The impairment is due to liquidity risk.  Additionally, as of September 30, 2010, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities.  As a result of our valuation analysis, our investment strategy, recurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of September 30, 2010.

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

Note 7 – Net loss per common share

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

A reconciliation of basic and diluted shares for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	18,561,877	18,065,655	18,539,847	18,058,246
Potential common shares pursuant to stock options, stock appreciation rights and warrants	-	-	-	-
Diluted weighted average number of shares outstanding	18,561,877	18,065,655	18,539,847	18,058,246

For the three months ended September 30, 2010 and 2009, approximately a net of 2.5 million and 2.3 million, respectively, weighted average options, stock-settled SARs, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled SARs, and warrants would have been antidilutive.

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

We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve. At September 30, 2010, we have $2.8 million of net unrecognized tax benefits, all of which would affect our effective tax rate, if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, we had approximately $113,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 2007-2009 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

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

On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit.  Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent.  On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition.  On January 5, 2010 the Judge lifted the stay. Expert discovery is complete.   A hearing was held on September 14, 2010 on Candela's motion for summary judgment regarding both invalidity and non-infringement of certain claims of the '844 patent.  A trial date will not be set until the Judge rules on Candela's motion.

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

In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela's ‘222 patent with the Patent Office.  In our request, we argued that Candela's ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art.  About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent.  In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent.   On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office made its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) would be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known.  On January 19, 2010, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘222 patent which will close the reexamination proceeding on the ‘222 patent. If this lawsuit is re-started, we will continue to defend the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

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

On September 23, 2009, we filed a motion to lift the stay and reopen the lawsuit.  On October 6, 2009, Syneron filed their opposition to our motion to lift the stay, and on October 9, 2009, we filed our response to their opposition.    On November 13, 2009, the Judge re-opened the case and a scheduling hearing took place on January 6, 2010.  The parties are in discovery.  A claim construction hearing (also known as a Markman hearing) is scheduled for November 17, 2010.  No trial date has yet been set.

Tria Beauty, Inc., Massachusetts Litigation

On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the ‘844 patent, which is exclusively licensed to us by MGH.  Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  We filed a reply denying the material allegations of the counterclaims.  On September 21, 2009, following successful re-examination of the ‘568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by MGH.  Our motion also included adding MGH as a plaintiff in the lawsuit.  Tria did not oppose the motion and the Judge granted the motion on October 8, 2009.  A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and we received what we consider to be a favorable ruling on October 13, 2010.  The parties are in discovery.  No trial date has yet been set.

Asclepion Laser Technologies GmbH, German Litigation

On October 13, 2010, we commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief.  The complaint alleged that Asclepion's MedioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Numbers 5,595,568 and 5,735,844.

Asclepion Laser Technologies GmbH, Italian Litigation

On October 22, 2010, we were served with an International Summons for a lawsuit filed September 20, 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy.  In this suit, Asclepion asks the Italian court to declare that Asclepion's MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent numbers 5,595,568 and 5,735,844.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2010 and those included in Item 1A below.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Critical accounting policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, investments, warranty obligations, contingencies and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2009.  There have been no material changes to our critical accounting policies as of September 30, 2010.

Recently issued accounting standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

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

Recent Events

On September 21, 2010, we announced that we would move the launch of our patented, home-use laser for the treatment of periorbital wrinkles by a few months. This is the only laser with over-the-counter (OTC) clearance from the United States Food and Drug Administration (FDA) for the treatment of periorbital wrinkles.

Results of operations

Revenues for the quarter ended September 30, 2010 increased to $15.8 million, as compared to $14.5 million reported in the third quarter of 2009.  Product and service revenues increased to $13.0 million, a 16 percent increase over the $11.2 million reported in the third quarter of 2009.  Third quarter gross margin from product and service revenues was 60 percent, an increase over the 57 percent reported in the third quarter of 2009.  Loss before income taxes for the third quarter ended September 30, 2010 was $2.0 million, which included a $1.5 million patent litigation expense and a $0.9 million non-cash stock-based compensation expense.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2010		2009
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$9,273	59%	$7,529	52%	$1,744	23%
Service revenues	3,749	24%	3,700	25%	49	1%
Royalty revenues	1,499	10%	1,264	9%	235	19%
Funded product development revenues	-	-%	806	6%	(806)	(100%)
Other revenues	1,250	8%	1,250	9%	-	-%
Total revenues	15,771	100%	14,549	100%	1,222	8%

Costs and expenses
Cost of product revenues	3,781	24%	2,874	20%	907	32%
Cost of service revenues	1,367	9%	1,901	13%	(534)	(28%)
Cost of royalty revenues	600	4%	506	3%	94	19%
Research and development	3,546	22%	3,305	23%	241	7%
Selling and marketing	4,664	30%	4,063	28%	601	15%
General and administrative	4,267	27%	2,451	17%	1,816	74%
Total costs and expenses	18,225	116%	15,100	104%	3,125	21%

Loss from operations	(2,454)	(16%)	(551)	(4%)	1,903	345%

Interest income	109	1%	218	1%	(109)	(50%)
Other income	391	2%	157	1%	234	149%

Loss before income taxes	(1,954)	(12%)	(176)	(1%)	1,778	1010%

Provision for income taxes	69	-%	121	1%	(52)	(43%)

Net loss	$(2,023)	(13%)	$(297)	(2%)	$1,726	581%

	Nine Months Ended September 30,
	2010		2009
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$27,656	58%	$23,940	54%	$3,716	16%
Service revenues	11,512	24%	10,884	25%	628	6%
Royalty revenues	4,444	9%	4,032	9%	412	10%
Funded product development revenues	-	-%	1,636	4%	(1,636)	(100%)
Other revenues	3,750	8%	3,750	8%	-	-%
Total revenues	47,362	100%	44,242	100%	3,120	7%

Costs and expenses
Cost of product revenues	10,584	22%	9,850	22%	734	7%
Cost of service revenues	4,320	9%	5,417	12%	(1,097)	(20%)
Cost of royalty revenues	1,778	4%	1,613	4%	165	10%
Research and development	11,321	24%	10,125	23%	1,196	12%
Selling and marketing	14,408	30%	13,465	30%	943	7%
General and administrative	11,579	24%	7,566	17%	4,013	53%
Total costs and expenses	53,990	114%	48,036	109%	5,954	12%

Loss from operations	(6,628)	(14%)	(3,794)	(9%)	2,834	75%

Interest income	310	1%	552	1%	(242)	(44%)
Other income	212	-%	507	1%	(295)	(58%)

Loss before income taxes	(6,106)	(13%)	(2,735)	(6%)	(3,371)	123%

Provision for (benefit from) income taxes	117	-%	(780)	(2%)	897	115%

Net loss	$(6,223)	(13%)	$(1,955)	(4%)	$4,268	218%

Product revenues.  During the three and nine months ended September 30, 2010, our product revenues increased 23% and 16%, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in revenues from sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories and repair of our products. During the three and nine months ended September 30, 2010, service revenues increased 1% and 6%, respectively,  as compared to the corresponding periods in the prior year, primarily in sales from replacement handpieces and sales of consumables and accessories.

The following table sets forth, for the periods indicated, information about our total product and service revenues, by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
North America	52%	63%	58%	60%
Europe	22%	17%	20%	18%
South and Central America	7%	10%	7%	8%
Australia	6%	4%	6%	5%
Asia/Pacific Rim	10%	3%	6%	5%
Other	3%	3%	3%	4%
Total Product and Service Revenues	100%	100%	100%	100%

Royalty revenues.  Royalty revenues increased for the three and nine months ended September 30, 2010 by 19% and 10%, respectively, as compared to the corresponding periods in the prior year.  The increase is attributed to an increase in on-going royalty payments from our licensees.

Funded product development revenues.  Funded product development revenues decreased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009. This decrease in funded product development revenues is directly related to the termination of our Joint Development and License Agreement with Johnson & Johnson Consumer Companies, Inc. in the fourth quarter of 2009.

Other revenues.  For the three months ended September 30, 2010 and 2009, we recognized $1.25 million of other revenues, consisting of quarterly payments relating to a License Agreement with The Procter & Gamble Company.  For the nine months ended September 30, 2010 and 2009, we recognized $3.75 million of other revenues relating to the License Agreement.

 Cost of product revenues. For the three months ended September 30, 2010, our cost of product revenues as a percentage of total revenues was 24% as compared to 20% in the corresponding period in 2009.  The increase as a percentage of total revenues is due to a shift in product revenues away from North American sales where we sell our product through a direct sales force instead of through distributors at fixed transfer prices, offset by higher product sales volume which resulted in higher overhead absorption.  For both the nine months ended September 30, 2010 and 2009, our cost of product revenues as a percentage of total revenues was 22%.

Cost of service revenues.  For the three months ended September 30, 2010, our cost of service revenues as a percentage of total revenues was 9% as compared to 13% in the corresponding period in 2009.  For the nine months ended September 30, 2010 and 2009, our cost of service revenues as a percentage of total revenues was 9% and 12%, respectively.  The decrease is due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue. We have been able to convert a high percentage of our domestic installed base to service contracts upon the expiration of the warranty periods. In addition, the failure rates in certain of our products have decreased.

Cost of royalty revenues.  The cost of royalty revenues increased for the three and nine months ended September 30, 2010 in comparison to the same periods in 2009.  This increase is attributed to higher on-going royalty payments from our licensees.  As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same periods in 2009.

Research and development expense. For the three and nine months ended September 30, 2010, research and development expenses increased 7% and 12%, respectively, as compared to the corresponding periods in the prior year. Research and development expenses relating to our professional business decreased by 26% and 12%, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year. Research expenses relating to our professional business include internal research and development projects relating to the introduction of new professional products, enhancements to our current line of professional products as well as research and development overhead.  Research and development expense relating to our consumer business increased by 106% and 76%, respectively, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. This increase in research and development expense related to our consumer business includes increases in payroll and payroll related expense, materials, consultants, and other overhead expenses related directly to our consumer products as compared to the same periods in 2009.

Selling and marketing expense.  For the three and nine months ended September 30, 2010, selling and marketing expenses increased 15% and 7%, respectively, as compared to the corresponding periods in the prior year.  Selling and marketing expenses relating to our professional business for the three and nine months ended September 30, 2010 remained consistent with the same periods in 2009.  Contributing to our overall increase in selling and marketing expenses in 2010 were our expenses related to our consumer business.  We did not incur any sales and marketing expenses related to our consumer business in the first nine months of 2009.

General and administrative expense.  For the three and nine months ended September 30, 2010, general and administrative expenses increased 74% and 53%, respectively, as compared to the corresponding periods in the prior year primarily due to increases in legal expenses, incentive compensation, and general overhead expenses.  The nine months ended September 30, 2010 includes the remaining lease obligation at our old facility in addition to depreciation and other expenses related to our new facility.

Interest income. Interest income decreased for the three and nine months ended September 30, 2010 as compared to the corresponding periods in the prior year primarily from lower cash and cash equivalents, short-term investments, and marketable securities balances and lower interest rates.  The decline in our cash and cash equivalents, short-term investments, and marketable securities balance is primarily from costs associated with the construction of our new operational facility in 2009.

Other income.  Other income for the three and nine months ended September 30, 2010 and 2009 includes the foreign exchange gain resulting from transactions in currencies other than the U.S. dollar.

Provision for (benefit from) income taxes.  Our effective tax rate was 2% and (29%) for the nine months ended September 30, 2010 and 2009, respectively.  In 2010, our effective tax rate was less than the combined federal and state statutory rates primarily due to an increase in the valuation allowance.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Nine months ended
	September 30,		Change
	2010	2009	$	%

Cash flows (used in) from operating activities	$(4,717)	$7,782	(12,499)	(161%)
Cash flows used in investing activities	(798)	(15,151)	14,353	95%
Cash flows from (used in) financing activities	95	(5,877)	5,972	102%

Capital expenditures	$3,592	$15,776	(12,184)	(77%)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, working capital and marketable securities, at estimated fair value are shown below for the periods indicated (in thousands).

	September 30,	December 31,	Change
	2010	2009	$	%

Cash and cash equivalents	$76,624	$81,948	$(5,324)	(6%)
Short-term investments	2,000	25,000	(23,000)	(92%)
Accounts receivable, net	5,035	4,436	599	14%
Inventories, net	12,218	11,126	1,092	10%
Working capital	81,295	107,812	(26,517)	(25%)
Marketable securities, at estimated fair value	24,129	4,024	20,105	500%

We believe that our current cash, cash equivalents, short-term investments, and marketable securities balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next twelve months.

Cash flows (used in) from operating activities for the nine months ended September 30, 2010, decreased compared to the same period in 2009. This decrease in operating activity cash flows reflects an increase in working capital requirements, an increase in net loss, offset by an increase in depreciation and amortization and an increase in stock-based compensation expense in the first nine months of 2010, compared to the same period in 2009.  Cash flows used in investing activities decreased for the nine months ended September 30, 2010, compared to the same period in 2009. The decrease reflects lower purchases of property and equipment and higher purchases of short-term investments and marketable securities over the same period in 2009, offset by sales of marketable securities and short-term investments.  Cash flows from (used in) financing activities increased for the nine month period ended September 30, 2010, compared to the same period in 2009. This increase was primarily due to a decrease in borrowings.

We anticipate that capital expenditures relating to machinery and equipment, furniture and fixtures, and building improvements for the remainder of 2010 will total approximately $300,000. We expect to finance these expenditures with cash on hand.

 At September 30, 2010, we held $2.1 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed.  At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets.  Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of September 30, 2010.  In the nine months ended September 30, 2010, we sold $1.9 million of the ARS held at December 31, 2009.

We have determined that the fair value of our ARS was temporarily impaired as of September 30, 2010.  For the three and nine months ended September 30, 2010, we marked to market our ARS and recorded an unrealized gain of $5,000, and an unrealized loss of $57,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS.  The recovery of these investments is based upon market factors which are not within our control.  As of September 30, 2010, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2010, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with Massachusetts General Hospital whereby we are obligated to pay royalties to Massachusetts General Hospital for sales of certain products as well as a percentage of royalties received from third parties.  Royalty expense for the three and nine months ended September 30, 2010 totaled approximately $0.7 million and $2.2 million, respectively.

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

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments.

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

The following table summarizes our estimated contractual cash obligations as of September 30, 2010, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases	$265	$167	$98	$-	$-
Purchase commitments	7,928	7,928	-	-	-
Total contractual cash obligations	$8,193	$8,095	$98	$-	$-

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

Our investment portfolio of cash equivalents, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments.  At September 30, 2010, we held $2.1 million in auction-rate securities (“ARS”). The ARS we invest in are high quality securities, none of which are mortgage-backed.  At December 31, 2007, because of the short-term nature of our investment in these securities, they were classified as available-for-sale and included in short-term investments on our consolidated balance sheets.  Subsequent to December 31, 2007, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of September 30, 2010.  In the nine months ended September 30, 2010, we sold $1.9 million of the ARS held at December 31, 2009. The recovery of the remaining $2.1 million ARS held is based upon market factors which are not within our control.

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

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit.  Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent.  On July 13, 2009, Candela filed their opposition to our motion to lift the stay, and on July 17, 2009, we filed our response to their opposition.  On January 5, 2010 the Judge lifted the stay. Expert discovery is complete.   A hearing was held on September 14, 2010 on Candela's motion for summary judgment regarding both invalidity and non-infringement of certain claims of the '844 patent.  A trial date will not be set until the Judge rules on Candela's motion.

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

In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela's ‘222 patent with the Patent Office.  In our request, we argued that Candela's ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art.  About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent.  In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent.   On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office made its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) would be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known.  On January 19, 2010, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘222 patent which will close the reexamination proceeding on the ‘222 patent. If this lawsuit is re-started, we will continue to defend the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

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

On September 23, 2009, we filed a motion to lift the stay and reopen the lawsuit.  On October 6, 2009, Syneron filed their opposition to our motion to lift the stay, and on October 9, 2009, we filed our response to their opposition.    On November 13, 2009, the Judge re-opened the case and a scheduling hearing took place on January 6, 2010.  The parties are in discovery.  A claim construction hearing (also known as a Markman hearing) is scheduled for November 17, 2010.  No trial date has yet been set.

Tria Beauty, Inc., Massachusetts Litigation

On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the ‘844 patent, which is exclusively licensed to us by MGH.  Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  We filed a reply denying the material allegations of the counterclaims.  On September 21, 2009, following successful re-examination of the ‘568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by MGH.  Our motion also included adding MGH as a plaintiff in the lawsuit.  Tria did not oppose the motion and the Judge granted the motion on October 8, 2009.  A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and we received what we consider to be a favorable ruling on October 13, 2010.  The parties are in discovery.  No trial date has yet been set.

Asclepion Laser Technologies GmbH, German Litigation

On October 13, 2010, we commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief.  The complaint alleged that Asclepion's MedioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Numbers 5,595,568 and 5,735,844.

Asclepion Laser Technologies GmbH, Italian Litigation

On October 22, 2010, we were served with an International Summons for a lawsuit filed September 20, 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy.  In this suit, Asclepion asks the Italian court to declare that Asclepion's MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent numbers 5,595,568 and 5,735,844.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009 in addition to the other information included in this quarterly report, including the additional risk factors below. If any of the risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

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

        We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Candela Corporation, Syneron, Inc., Tria Beauty, Inc. and Asclepion Laser Technologies GmbH and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Candela, Syneron, Tria, Asclepion or other suspected infringers.  Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management's attention away from our core business. Public announcements concerning these lawsuits that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in these lawsuits could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see Part II, Item 1 Legal Proceedings.)

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

        We have three international subsidiaries which are located in The Netherlands, Australia, and Japan. In managing foreign operations, we must address many issues with which we have little or no experience which exposes our business to additional risk. Our foreign operations redirect management's time from other operating issues. We may not be successful in operating our foreign subsidiaries. If we are unsuccessful in managing our foreign subsidiaries, the foreign subsidiaries could be unprofitable and negatively impact our resources and financial position.

The liquidity and market value of our investments may decrease.

        As of September 30, 2010, we held approximately $2.1 million of auction-rate securities. Recently, there have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of September 30, 2010 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At September 30, 2010, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.4 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of September 30, 2010, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Item 2.  Changes in securities, use of proceeds and issuer purchases of securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program *	Maximum number of shares that may yet be purchased under program *
July 1, 2010 through July 31, 2010	-	-	-	324,500
August 1, 2010 through August 31, 2010	-	-	-	324,500
September 1, 2010 through September 30, 2010	-	-	-	324,500
Total	-	-	-	324,500

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

Palomar Medical Technologies, Inc. (Registrant)
Date: November 5, 2010	/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer and Director

Date: November 5, 2010	/s/ Paul S. Weiner Paul S. Weiner Vice President and Chief Financial Officer