Form 10-K
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2011-03-09
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 0-22340

PALOMAR MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3128178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Network Drive Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 993-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value Preferred Stock Purchase Rights	Name of each exchange on which registered NASDAQ – Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐   Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2010 was $174,564,313.  The number of shares outstanding of the registrant’s common stock as of the close of business on March 7, 2011 was 18,986,794.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, which is expected to be filed on or before April 30, 2011.

ii

 iii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed below in the “Risk Factors” section, as well as any cautionary language elsewhere in this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the “Risk Factors” section below and elsewhere in this annual report on Form 10-K could have an adverse effect on our business, results of operations and financial position.

Any forward-looking statements in this annual report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.

PART I

Item 1. Business

Introduction

Palomar Medical Technologies, Inc. (“we”, “Palomar” or the “Company”) is a leading researcher and developer of innovative aesthetic light-based systems for hair removal and other cosmetic procedures, including both lasers and high powered lamps. For over a decade, we have been on the forefront of technology breakthroughs in the use of laser and other light-based products for dermatology and cosmetic procedures.

Highlights of our leadership in the aesthetic laser industry include the following:

•	In 1995, we entered into an agreement to exclusively license several hair removal patents developed by the Massachusetts General Hospital (“MGH”).
•	In 1997, we received the first clearance from the United States Food and Drug Administration (“FDA”) for a high-powered laser for hair removal.
•	In 1998, we entered into an agreement with Coherent, Inc. for worldwide distribution of our laser systems.
•
In 1999, we sold our subsidiary, Star Medical Technologies, Inc., including the LightSheer diode laser system, to Coherent, Inc. for $70 million and a 7.5% royalty on the LightSheer system (Coherent later sold this business to Lumenis, Inc.).

•	In 2001, we introduced the LUX platform with multiple handpieces for various treatment applications.
•
In 2003, we signed a Development and License Agreement with The Gillette Company (“Gillette”) to complete development and commercialization of a patented home-use, light-based hair removal device for women.

•
In 2004, we signed a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company (“Johnson & Johnson”), to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

•
In 2006, through a successful litigation and licensing strategy, we validated the strength of the hair removal patents exclusively licensed from MGH and entered into additional license agreements providing for payment of back-owed royalties and future royalties.

•	In 2006, we received a 510(k) over-the-counter (“OTC”) clearance from the FDA for a patented, home-use, light-based hair removal device.
•
In 2008, we entered into a License Agreement with The Procter & Gamble Company (“P&G”) and its wholly owned subsidiary, Gillette, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003, which was amended and restated in February 2007.

•	In 2009, we completed the full launch of the Aspire™ body sculpting system and SlimLipo™ handpiece for laser-assisted lipolysis.

•
In 2009, we received 510(k) OTC clearance from the FDA for a patented, home-use laser device for the treatment of periorbital wrinkles. We also announced that we will commercialize this device without Johnson & Johnson following termination of the Development and License Agreement pursuant to which all technology and intellectual property rights related to the light-based devices developed under the agreement were returned to us.

•
In 2009, we further validated the strength of the hair removal patents exclusively licensed from MGH when we successfully completed reexaminations of those patents before the U.S. Patent and Trademark Office and won two opposition hearings before the European Patent Office.

•	In 2010, we launched the Artisan™ Aesthetic System, a complete facial rejuvenation system.
•
In 2010, we entered into an amendment to the License Agreement with P&G and Gillette (retroactively effective as of February 14, 2003) which provides additional funding from each company to meet the common goal of a successful product launch.

•	At the end of 2010, we launched the PaloVia™ Skin Renewing Laser™ -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.

We are continuously researching, developing and testing new innovations for a variety of cosmetic applications, such as:

•	skin rejuvenation, including tone and texture;
•	skin tightening, including laxity and lifting;
•	pigmented lesion removal, such as sun and age spots, freckles and melasma;
•	hair removal;
•	vascular lesion removal, such as spider veins, cherry angiomas and rosacea;
•	wrinkle reduction;
•	leg vein removal;
•	tattoo removal;
•	acne treatment;
•	scars, including acne scars, stretch marks and warts;
•	fat reduction, including cellulite; and
•	body sculpting, including laser assisted liposuction.

Palomar, a Delaware corporation, was organized in 1987 to design, manufacture, market and sell lasers and other light-based products and related disposable items and accessories for use in medical and cosmetic procedures. We became a public company in December 1992. We obtained FDA clearance to market our EpiLaser® ruby laser hair removal system in March 1997. Under the direction of a new board and management team, we undertook a program in 1997, which was completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses which we believed held the greatest promise for maximizing stockholder value. Our exclusive focus became the use of lasers and other light-based products in dermatology and cosmetic procedures.

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

On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialization of a home-use, light-based hair removal device for women. On June 28, 2004, we announced with Gillette that we completed the initial phase of our agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. In September 2006, we announced that Gillette had made the decision to move into the next phase of our agreement. On December 8, 2006, we became the first company to receive a 510(k) OTC clearance from the FDA for a new, patented, home-use, light-based hair removal device. OTC clearance allows the product to be marketed and sold directly to consumers without a prescription. Under our agreement, Gillette paid us $2.5 million following our receipt of the OTC clearance as we were obligated to perform additional services and remain exclusive with Gillette during a twelve month period. In February 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light-based hair removal device for home-use, and we also announced that we had executed an Amended and Restated Development and License Agreement to incorporate other prior amendments and several new amendments to allow for more open collaboration through commercialization. On December 21, 2007, we announced an amendment to our agreement with Gillette to extend the “Launch Decision” from January 7, 2008 until February 29, 2008 to enable the parties to enter into negotiations for a potential new agreement to replace the existing agreement. On March 3, 2008, we announced with P&G that we had entered into a License Agreement with P&G and  Gillette, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement that we entered into with Gillette in 2003 and that was amended and restated in February 2007.  On December 9, 2010, we announced an amendment to the License Agreement with P&G and Gillette (retroactively effective as of February 14, 2003). The amendment provides additional funding from each company to meet the common goal of a successful product launch. The amendment does not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch calendar quarterly payments from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched. P&G will apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.  For more information, please see Amendment #1 to License Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 9, 2010, the License Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 3, 2008, the Development and License Agreement and subsequent amendments filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2003, Exhibits 99.1, 99.2, and 99.3 to our Current Report on Form 8-K filed on June 28, 2004, Exhibit 10.30 to our Annual Report on Form 10-K filed on March 6, 2006, and Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed on February 21, 2007.

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

On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. On August 22, 2007, we signed an amendment to the agreement to provide for additional development funding for certain development activities. On October 16, 2009, we announced the termination of the agreement and our intention to commercialize the light-based devices developed under the agreement on our own. Upon termination of the agreement, all technology and intellectual property rights related to the light-based devices developed under the agreement returned to us. For more information, please see the Joint Development and License Agreement and amendments filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 7, 2004, Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on May 8, 2007, Exhibits 10.47 and 10.48 to our Quarterly Report on Form 10-Q filed on November 2, 2007, and Exhibit 10.71 to this Quarterly Report on Form 10-Q filed on August 5, 2009.

We have six operating subsidiaries. Palomar Medical Products, Inc. is located at our headquarters in Burlington, Massachusetts and oversees the development, manufacture, sales and marketing of our laser and lamp-based systems. Palomar Medical Technologies BV is located in Amsterdam, The Netherlands, and oversees the sales and marketing of our products in Europe, the Middle East, and Africa and provides certain servicing of our products for those regions. Palomar Medical Technologies (Australia) Pty Limited is located near Sydney, Australia and is responsible for the sales and marketing of our products in Australia and New Zealand and certain servicing of our products for those countries.  Palomar Japan K.K. is located in Tokyo, Japan and is responsible for the sales and marketing and certain servicing of our products in Japan.  Palomar Medical Technologies GmbH is located in Hamburg, Germany and will oversee the sales and marketing of our products in Germany and Austria and certain servicing of our products for those countries. Palomar Medical Technologies S.L.U. is located in Madrid, Spain and will oversee the sales and marketing of our products in Spain and Portugal and distribution in France and certain servicing of our products for those countries.

Market for Aesthetic Procedures

In the ten years prior to 2008, the market for light-based aesthetic procedures saw significant growth. Many factors were likely responsible for this growth, including the aging population of the United States and other industrialized nations, along with a desire to look and feel younger and a rising discretionary income with which to pay for such procedures. Consumers often undergo aesthetic procedures to improve their self-image and self-esteem, or to appear competitive in an ever-younger workforce. Another important factor to such growth was the increasing sophistication of the equipment for light-based aesthetic procedures. Technological advancements made to the equipment improved safety, ease of use, efficacy, and cost, which has in turn grown our customer base. Although our traditional customers have been plastic surgeons and dermatologists, increased consumer demand and technological advancements, as well as managed care and reimbursement restrictions in the United States and similar constraints outside the United States, motivated non-traditional customers such as general practitioners, gynecologists, surgeons, and others to offer aesthetic procedures. Such procedures have the advantage of being provided on a fee-for-service basis. In addition, technological advances reduced both treatment and recovery times and made a broader variety of treatments for different cosmetic issues possible, further increasing consumer demand.

Since 2008, however, the current downturn in the global economy continues to considerably affect the aesthetic laser industry. A swift and severe decrease in revenue was seen across the industry in 2008 and 2009, which was driven by the inability of many prospective customers to obtain financing and prompting others to delay their capital equipment purchases until economic conditions improve.  While we saw some improvements in 2010 with more prospective customers being ready to make capital equipment purchases, our prospective customers are still having difficulty obtaining financing.

Business Strategy

Early in 2009, we responded to the challenging economic times by taking actions to reduce our cost structure to be more in line with current sales levels in all areas of the Company, including reductions in headcount and operating cost. We maintained this cost structure in 2010.  We have built a diversified business model that does not rely solely on high-priced capital equipment sales. These are volatile economic times, but we believe that we have the resources needed to navigate through them and continue as an industry leader.

With our strong focus on both the professional and consumer markets, we believe we will emerge as a stronger company when the economy recovers to continue capitalizing on the market for improving personal appearance. Our strategy is three-fold: growth of our professional business, driving our technology into the consumer markets, and enforcing our intellectual property rights.

Growth of Professional Business.

Innovative Products. We grow our professional business by investing significant resources in research and development to allow us to continually introduce innovative products. For example, in 2009, we completed the full launch of the Aspire body sculpting system and SlimLipo handpiece. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures.  In 2010, we launched the Artisan Aesthetic System, a complete facial rejuvenation system.  We intend to continue to lead the industry in offering platforms that allow practitioners to grow their practice by adding new platforms and handpieces for additional applications and by moving to higher power, more sophisticated systems. This strategy is designed to allow us to leverage our installed customer base.

Expanding Practitioner Base. We believe that our professional business has further growth potential through sales to non-traditional practitioners. In addition to our traditional base of plastic surgeons and dermatologists, we intend to continue to market and sell to other practitioners including general and family practitioners, gynecologists, surgeons, physicians offering cosmetic treatments in medi-spa facilities and others.

Increasing International Presence. We are expanding our international presence which we believe will create significant opportunities for us. In 2007, we opened an office in Amsterdam, The Netherlands, which oversees our sales and marketing efforts in Europe, the Middle East, and Africa and provides certain servicing of our products in these regions. In 2008, we opened an office near Sydney, Australia, which is responsible for the sales and marketing of our products in Australia and New Zealand as well as certain servicing of our products for those countries. In 2010, we opened an office in Tokyo, Japan, which is responsible for the sales and marketing and certain servicing of our products in Japan.  In 2011, we opened an office in Hamburg, Germany which will be responsible for the sales and marketing of our products in Germany and Austria and certain servicing of our products for those countries, and we opened an office in Madrid, Spain which will be responsible for the sales and marketing of our products in Spain and Portugal, overseeing distribution in France, and certain servicing of our products for those countries.  We will continue to work with our current distributors and seek new distributors to improve our international sales and marketing efforts.

Driving Our Technology into Consumer Markets. We direct significant resources toward driving our technology into the consumer markets with our own independent research capabilities, and, in the past, through funding provided by Johnson & Johnson, P&G, and Gillette. At the end of 2010, we independently launched the PaloVia™ Skin Renewing Laser™ -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The PaloVia Laser received over-the-counter (“OTC”) clearance from the FDA in 2009 and was developed in part with funding from Johnson & Johnson. This undertaking required and will continue to require us to make a significant investment in inventory, to establish and grow a manufacturing line for consumer products, and to expand our sales and marketing capabilities.

Intellectual Property Enforcement.  We have a portfolio of patents in a number of areas. In the light-based hair removal area, we have granted licenses to certain of our hair removal patents to a number of companies.  Several of these companies have become licensees following our enforcement of the patents against them. We will continue to enforce these hair removal patents. In addition, in November 2008, together with MGH and Reliant Technologies, Inc. (now Solta Medical, Inc. (“Solta”)), we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses in the professional field to six key patent families in the fractional space. Our efforts to license the F-TOPP patent families have not yet been successful.

We will continue to review various strategies with additional parties, including granting additional licenses and further litigation, if necessary, to protect our intellectual property rights. (For more information about our patent litigation, see Item 3 Legal Proceedings and Note 6 to our consolidated financial statements included in this annual report on Form 10-K.)

Products

Principal Products

We research, develop, manufacture, market, sell and service light-based products used to perform procedures addressing medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies that address various cosmetic issues, including:

•	hair removal;
•	body sculpting, including laser-assisted liposuction;
•	removal of vascular lesions such as rosacea, spider veins, port wine stains and hemangiomas;
•	wrinkle reduction;
•	removal of leg veins;
•	removal of benign pigmented lesions such as age and sun spots, freckles and melasma;
•	tattoo removal;
•	acne treatment;
•	skin resurfacing;
•	treatment of red pigmentation in hypertrophic and keloid scars;
•	treatment of verrucae, skin tags, seborrheic keratosis;
•	skin tightening through soft tissue coagulation;
•	scars, including acne scars, stretch marks and warts; and
•	soft tissue coagulation.

Lux Platform.  With increasing market acceptance of light-based treatments for new applications, we recognized the need for a cost effective platform that could expand with the needs of our customers by providing various detachable handpieces. In 2001, we announced the first product with the Lux Platform: the EsteLux® Pulsed Light System.  In the ensuing years, we introduced the MediLux™ Pulsed Light System, the StarLux® 300 Pulsed Light and Laser System, and the StarLux® 500 Pulsed Light and Laser System.  Each system upgrade included major advances in technology and offered significant benefits to our customers.  We also introduced many new handpieces through the years, including various laser handpieces, both fractional and non-fractional and both ablative and non-ablative, various intense pulsed light (IPL) handpieces, and infrared handpieces.

Customers can invest in their first Lux system with one or more handpieces, then purchase additional handpieces as their practices grow and upgrade into a more powerful Lux system when ready. The Lux platform enables us to custom tailor products to fit almost any professional medical office or spa location and provide customers with the comfort that the system is able to grow with their practice.

In addition to being cost effective and upgradeable, the Lux platform includes many technological advances. For example, the platforms includes our Smooth Pulse technology, a safe and comfortable treatment that spreads power evenly over the entire pulse of light allowing us to provide optimal wavelengths for faster results in fewer treatments. By contrast, many competitive systems deliver a power spike at the beginning of each pulse which can cause injury at the most effective wavelengths. The Smooth Pulse technology extends the life of the light source. We sell replacement handpieces to existing customers providing us with a reoccurring revenue stream.

The Lux pulsed-light handpieces combine the latest technology with simple, streamlined engineering that is both effective and economical. Long pulse widths and AccuSpectrum™ filtering are designed to provide increased safety and efficacy. Efficacy is further improved through our Photon Recycling process which increases the effective fluence by capturing light scattered out of the skin during treatments and redirecting it back into the treatment target. Offering one of the largest spot sizes in the market and high repetition rates allows for fast coverage, which is especially important when removing hair from large areas such as legs and backs. A back or a pair of legs can be treated with a LuxR or LuxY handpiece in approximately thirty minutes, and a smaller area, such as the underarms, in even less time. The system’s simple operation opens its applications to a wider band of worldwide users.

EsteLux.  During 2001, we received FDA clearance to market and sell the Palomar EsteLux™ Pulsed Light System. In 2002 and 2003, we offered six handpieces for the EsteLux system: LuxY, LuxG, LuxR, LuxRs, LuxB and LuxV. These handpieces emit pulses of intense light to reduce future acne breakouts and treat, among other conditions, unwanted hair, solar lentigo (sunspots), rosacea, actinic bronzing, spider veins, birthmarks and telangiectasias. The LuxY handpiece is used for hair removal for large body areas and for pigmented lesion treatments. The LuxG handpiece delivers the RejuveLux™ process - photofacial treatments that remove pigmented and vascular lesions to improve skin tone and texture. The LuxR handpiece can be used to remove hair on all skin types, from the fairest to the darkest, including deep tans. Likewise, the LuxRs handpiece can be used to remove hair on all skin types, but offers concentrated power in each pulse resulting in permanent hair reduction in fewer treatments. The LuxB handpiece provides effective treatment of lighter pigmented lesions on fair skin as well as leg and spider veins, and the LuxV handpiece treats pigmented lesions and mild to moderate acne. With these complimentary handpieces, the Lux Platform is one of the most affordable and multifaceted systems in the market.

MediLux. In March 2003, we launched the Palomar MediLux™ Pulsed Light System with the six handpieces also available on the EsteLux. The MediLux provides increased power, a faster repetition rate and a snap-on connector making it easier to switch among handpieces and provide treatments tailored to each individual being treated.

StarLux 300. In February 2004, we launched the StarLux® 300 Laser and Pulsed Light System. The StarLux has a single power supply capable of operating both lasers and lamps. The StarLux 300 includes increased power, active contact cooling and a full color touch screen for easy operation. The StarLux 300 operates five of the EsteLux / MediLux handpieces, namely the LuxY, LuxG, LuxR, LuxRs, and LuxV. In addition, the increased power of the StarLux 300 allows for the operation of a long pulse Nd:YAG laser handpiece, the Lux1064™. In January 2005, the Lux1064 laser handpiece received FDA clearance for a variety of applications, including removal of pigmented and vascular lesions such as visible leg veins. The Lux1064 is a high-power laser handpiece featuring Smooth Pulse technology and Active Contact Cooling while also providing multiple spot sizes.

Our Active Contact Cooling technology sends a chilled water supply through the StarLux 300 handpieces, thus cooling the skin before, during, and after treatment. This feature is designed to enhance safety and comfort during treatment. The StarLux 300’s high-powered treatments deliver long-lasting and, in some cases, permanent results. The StarLux 300 full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters.

In 2005, we introduced a new infrared handpiece, the LuxIR™, for deep tissue heating for relief of muscle and joint pain. In 2006, we received FDA clearance for the LuxIR handpiece for soft tissue coagulation and began marketing the LuxIR for skin tightening through soft tissue coagulation.

In 2006, we introduced the Lux1540™ Fractional Laser handpiece for soft tissue coagulation. In 2007, we received FDA clearance for the Lux1540 for non-ablative skin resurfacing. The Lux1540 delivers light in an array of high precision microbeams which create narrow, deep columns of tissue coagulation that penetrate well below the epidermis and into the dermis, while sparing the tissue surrounding the columns from damage.

In February 2007, we introduced the LuxYs™ Pulsed Light handpiece for permanent reduction of lighter, finer hair.

StarLux 500. In February 2007, we launched the StarLux® 500 Laser and Pulsed Light System. The StarLux 500 provides 70% more power and increased functionality and speed of treatment as compared to the StarLux 300. The StarLux 500 operates all the handpieces available for the StarLux 300 System as well as the LuxDeepIR™ handpiece. The LuxDeepIR Fractional handpiece is an upgrade of the LuxIR Fractional handpiece and includes advanced cooling, contact sensors and longer pulse duration for improved safety and efficacy. In addition, in December 2007, we launched the Lux2940™ Fractional handpiece for ablative skin resurfacing, and in February 2008, we announced the launch of the Lux1440™ Fractional handpiece for faster non-ablative skin resurfacing. In early 2009, we also announced the launch of the XD Optic for the Lux1540 and Lux1440. The XD Optic provides compression technology for extra depth of treatment which is helpful when treating difficult acne and surgical scars. We completed the full launch of the XD Optic in 2010. In November 2009, we introduced the Groove Optic for the Lux2940 which creates a unique, grooved injury pattern on the skin that increases ablative tissue coverage while preserving the benefits of the fractional approach. Also in 2009, we introduced the LuxMaxG, which provides enhanced power for closure of more difficult facial vessels. We completed the full launch of the LuxMaxG in 2010.

Aspire. In 2009, we completed the full launch of the Aspire body sculpting system and SlimLipo™ handpiece. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures. The SlimLipo handpiece is used to “melt” unwanted fat efficiently and effectively by selectively targeting adipose tissue. Our optimized wavelengths and tip designs provide excellent results with minimal downtime for the patient. Laser-assisted lipolysis can provide skin tightening, smoother skin with less contour deformities, and faster treatments with small incisions, less bruising, reduced pain, and minimal blood loss and swelling. The SlimLipo handpiece also offers numerous benefits to physicians, including less fatigue as the SlimLipo treatment tip moves easily through treatment areas, even fibrous tissue. Physicians can also treat patients in areas that are not normally treated with traditional liposuction, such as small areas and contour deformities. The SlimLipo handpiece features (i) continuous wave technology for superior control of thermal effects versus competing high peak power lasers, (ii) dual laser wavelengths of 924 nm and 975 nm for optimized fat and dermal tissue lasing, (iii) interchangeable treatment tip designs for specific treatment areas, and (iv) an aiming beam for precise visualization of the treatment tip during treatment. The SlimLipo is significantly faster than competing laser-assisted lipolysis devices.

Artisan.  In 2010, we launched the Artisan Platform, a complete facial rejuvenation system.  The Artisan platform supports the MaxG pigment and vessel clearance handpiece, the 1540 and 1440 non-ablative handpieces, and the 2940 fractional ablative handpiece. This system is ideal for the busiest facial plastic, plastic, and other leading aesthetic practices performing a high volume of facial procedures and who need a cost effective package of the leading facial technologies.

PaloVia.  At the end of 2010, we launched the PaloVia™ Skin Renewing Laser™ -- our first ever consumer product.   The PaloVia laser is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.   With the PaloVia laser, we have taken our patented, non-ablative fractional laser technology used by professionals and adapted it for at-home use.  The product delivers a visible improvement in fine lines and wrinkles around the eyes in just one month.  This claim is supported by an independent clinical study in which a panel of doctors specializing in dermatology and plastic surgery saw a noticeable improvement in periorbital wrinkles in 92% of study participants after one month of daily use.   More information on the PaloVia laser can be found on our website – palovia.com.

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

Business Segments and Geographic Information

We conduct business in one industry segment, medical and cosmetic products and services. We currently employ a global network of strategic distributors throughout Europe, Japan, South and Central America, the Far East, and the Middle East.  As of December 31, 2010, we utilized 44 distributors in 75 countries.  To further improve our international sales and marketing efforts, in 2011, we opened subsidiaries in Germany and Spain.  The German location will be responsible for the sales and marketing of our products in Germany and Austria and certain servicing of our products for those countries, and the Spanish location will be responsible for the sales and marketing of our products in Spain and Portugal, overseeing distribution in France, and certain servicing of our products for those countries.  In 2010, we opened a subsidiary in Japan.  This location is responsible for the sales and marketing and certain servicing of our products in Japan.  In 2008, we opened a subsidiary in Australia. This location oversees the sales and marketing of our products in Australia and New Zealand and provides certain servicing of our products for those countries. In 2007, we opened a subsidiary in The Netherlands. We use this location to coordinate various sales and marketing activities in Europe, the Middle East, and Africa as well as to provide certain servicing of our products for those regions.

The following table shows percentages of product and service revenue by geographical regions during each of the last three fiscal years by geographic region:

Year ended December 31,	2010	2009	2008

North America	59%	61%	68%
Europe	19%	18%	15%
South and Central America	6%	7%	8%
Australia	5%	6%	1%
Japan	4%	3%	3%
Middle East	4%	3%	3%
Asia / Pacific Rim	3%	2%	2%

Total	100%	100%	100%

For more segment and geographic information, see our consolidated financial statements included elsewhere in this annual report on Form 10-K, including Note 2 thereto.

Production, Sources and Availability of Materials

Our manufacturing operations are located in Burlington, Massachusetts. We maintain control of and manufacture most key subassemblies in-house. Manufacturing consists of the assembly and testing of components and certain subassemblies purchased from outside suppliers and contract manufacturers. Each fully assembled system is subjected to a rigorous set of tests prior to shipment to the end user. We have obtained ISO 13485 2003, CDN MDR, and Council Directive 93/42/EEC approvals. We are registered with the Federal Food and Drug Administration.

We depend and expect to continue in the future to depend upon a number of outside suppliers for components used in our manufacturing process. Most of our components and raw materials are available from a number of qualified suppliers, with the exception of some components which are available from single suppliers.  We depend exclusively on single source suppliers for scanner subassemblies and diode laser subassemblies, which we use in the manufacturing of our PaloVia Skin Renewing Laser, for diode laser subassemblies, which we use in the manufacture of our Aspire™ body sculpting system with SlimLipo™ handpiece, and for 1540nm laser rods, which we use in the manufacturing of our Lux1540 handpieces.  To date, we have been able to obtain adequate supplies of scanner and diode laser subassemblies and 1540nm laser rods from our third party suppliers in a timely manner. However, if our suppliers are unable to meet our requirements on a timely basis, production could be interrupted until an alternative source of supply is obtained. We believe that over time alternative component and subassembly manufacturers and suppliers can be identified if our current third party manufacturers and suppliers fail to fulfill our requirements.  See “Part I, Item 1A. Risk Factors.”

Patents and Licenses

Our success and ability to compete are dependent on our ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We are presently the exclusive licensee and the non-exclusive licensee of several United States patents as well as corresponding foreign patents and pending applications owned by MGH, and we are the joint owner with MGH of several other United States patents as well as corresponding United States pending applications and foreign patents and pending applications. In addition, we are the sole owner of over twenty-five United States patents as well as many corresponding and non-corresponding United States pending applications and foreign patents and pending applications. We also have rights to other patents under exclusive and non-exclusive licenses. In November 2008, we entered into a Non-Exclusive Patent Cross-License Agreement with Reliant Technologies, Inc. (now Solta) under which Reliant granted to us non-exclusive licenses and other intellectual property rights to certain fractional technology owned and licensed by Reliant. Similarly, we granted to Reliant non-exclusive licenses and other intellectual property rights to certain of our fractional technology. In addition to the license agreement, in November 2008, together with MGH and Reliant, we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses to third parties in the professional field to six key patent families in the fractional space.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our proprietary rights could have a material adverse effect on our business, operating results, and financial condition.

Our management believes that none of our current products infringe upon valid claims of patents owned by third parties of which we are aware. However, there have been claims made against us and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (For more information about our patent litigation, see Item 3. Legal Proceedings and Note 6 to our consolidated financial statements included in this annual report on Form 10-K.)

Backlog

Generally, we do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

Competition

The market in which we are engaged is subject to intense competition and rapid technological change. Our competitors include: Cutera, Inc., Cynosure, Inc., Solta, Syneron, Inc. (which merged with Candela Corporation in January 2010), Lumenis, Inc., Alma, Inc. and other smaller competitors. Some of our competitors have greater financial, marketing, and technical resources than we have. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to that of ours. We expect that there may be further consolidation of companies within the light-based aesthetic treatment industry via acquisitions, partnering arrangements or joint ventures. We compete primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service. To remain competitive, we will be required to continue to develop new products and periodically enhance our existing products.

Food and Drug Administration Regulations

All of our current products are light-based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution, and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. The types of medical devices that we seek to market in the United States generally must receive either “510(k) clearance” or “PMA approval” in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product it proposes to market and failure to do so could adversely affect our ability to sell products.

Number of Employees

As of December 31, 2010, we employed 213 people.  We are not subject to any collective bargaining agreements, have not experienced a work stoppage, and consider our relations with our employees to be good.

Available Information

Our internet site is www.palomarmedical.com. You can access our Investor Relations webpage through our internet site by clicking on the “Investors” link under “About Palomar”. We make available free of charge, on or through our Investor Relations webpage, under the “SEC Filings” link, our proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. We have also made our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee available through our internet site on our “Corporate Governance” page found by clicking on the “Investors” link under “About Palomar”.

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

A slowdown in economic activity caused by the recession has reduced worldwide demand for our products.  The general economic difficulties being experienced by our customers, reduced consumer demand for our procedures, the lack of availability of consumer credit for some of our customers, and the general reluctance of many of our current and prospective customers to spend significant amounts of money on capital equipment during these unstable economic times are adversely affecting the market in which we operate.  Our total revenues declined by 29% and 31% from 2007 to 2008 and 2008 to 2009, respectively. Our total revenues increased by 5% from 2009 to 2010, but they may not continue to increase in future years.

Distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources.  Certain preferred lessors have exited from our industry or declared bankruptcy.  Many of our customers or potential customers are facing issues gaining access to sufficient credit, which is resulting or may result in an impairment of their ability to make timely payments to us or to get financing at all.  Lack of availability of consumer credit, a decrease in consumer confidence, and the general economic downturn is adversely impacting the market in which we operate.  These factors are causing some customers to postpone buying decisions until economic conditions improve.

We may not be successful in commercializing home-use, light-based devices on our own or with third parties.  Managing the development and launch of home-use, light-based devices on our own or with third parties diverts the attention of key personnel and management from our professional business.   If we are unsuccessful, it could have a material adverse impact on our business and our stock price could fall.

At the end of 2010, we launched the PaloVia™ Skin Renewing Laser™ -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The commercialization of a home-use, light-based device has been one of our goals for many years, and our future growth is largely dependent on our ability to do so.  In the future, we could receive substantial revenue from sales of the PaloVia Laser and other home-use, light-based devices as well as consumable components sold for use therewith.  Our success will depend on a number of factors, including our ability to successfully launch home-use, light-based devices, the timing of such commercial launches and the market acceptance of such consumer products.  Our ability to achieve these goals may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market, the inability to obtain or enforce intellectual property protection, and market acceptance of our new products. Many of our competitors have publicly announced their intent to enter the consumer market.  Competing against such systems may be difficult.  Significant resources and the attention of key personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that the PaloVia Laser or any future home-use products will prove to be commercially successful.  If we are not successful, our business could be adversely impacted and the price of our common stock could fall.

Our past Development and License Agreement with Gillette, a wholly owned subsidiary of P&G was replaced by a non-exclusive License Agreement with P&G in February 2008, as amended in 2010, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women.  During the term of the agreement, P&G has the ability to choose not to continue and may terminate the non-exclusive License Agreement.  If P&G should terminate their non-exclusive License Agreement with us, we will not receive certain payments, and the price of our common stock could fall significantly.  These payments include the Technology Transfer Payments (“TTP”) which were $1.25 million per quarter, but which were changed by the 2010 amendment to be $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched.  If P&G continues through commercialization of such devices, P&G is required to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries, in which the devices will be manufactured, used or sold.  In addition, a certain portion of the proceeds received on such sales may be owed to MGH.  This could have a material adverse effect on our business, results of operations, and financial condition.

We cannot be sure that P&G or any future third party development partner will agree with our interpretation of the terms of the agreements, that the agreements will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreements.

We have limited experience manufacturing the PaloVia™ Skin Renewing Laser™ and consumable PaloVia Gel in commercial quantities, which could adversely impact our business.

We began manufacturing our PaloVia Skin Renewing Laser and consumable PaloVia Gel during the second half of 2010. Because we have only limited experience in manufacturing in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. We face significant challenges and risk in manufacturing the PaloVia Laser and consumable PaloVia Gel, including that production processes may have to change to accommodate any significant future expansion of our manufacturing operations and growth; key components are currently provided by single suppliers or a limited number of suppliers, and we do not maintain large inventory levels of these components; and we have limited experience manufacturing the PaloVia Laser and consumable PaloVia Gel in compliance with FDA’s Quality System Regulation.  If we are unable to keep up with or generate demand for the PaloVia Laser and consumable PaloVia Gel, our revenue could be impaired, market acceptance for the PaloVia Laser and consumable PaloVia Gel could be adversely affected and our customers might instead purchase competitors’ products.

We have limited experience in operating in the consumer medical device market, which could adversely impact our business.

We entered the consumer medical device market in the fourth quarter of 2010.  Our limited experience in operating in this market could negatively impact our business.  We are selling our consumer medical device through new channels of distribution in which management does not have a significant amount of experience.  Additionally, we may encounter actual or perceived product quality, safety, or reliability problems, significant changes in consumer demand, high levels of product returns, and product liability issues which would divert management’s attention from our core business.

Our Aspire system with SlimLipo handpiece requires the use of consumable treatment tips and fiber delivery assemblies.  These products could fail to generate significant revenue or achieve market acceptance.

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

In order to obtain pre-market approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well-controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, expensive and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance, for numerous reasons, including:

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

•	governmental regulations may change or administrative actions may occur that cause delays; and
•	the interim or final results of the clinical trials may be inconclusive or unfavorable as to safety or effectiveness.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, refunds, recall or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or pre-market approval of new products or new intended uses; and
•	criminal prosecution.

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

We may also be subject to state regulations.   State regulations, and changes to state regulations, may prevent sales to particular end users or may restrict use of professional products to particular end users or under particular supervision which may decrease revenues or prevent growth of revenues.

Our professional products may also be subject to state regulations. Federal regulation allows our professional products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance.  As a result, in some states, non-physicians may purchase and operate our professional products. In most states, it is within a physician’s discretion to determine whom they can supervise in the operation of our professional products and the level of supervision.  However, some states have specific regulations as to appropriate supervision and who may be supervised.  A state could disagree with our decision to sell to a particular type of end user, change regulations to prevent sales or restrict use of our professional products to particular types of end users or change regulations as to supervision requirements.  In several states, applicable regulations are in flux.  Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

Because we do not require training for all users of our products, and sell our products to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business.

               Federal regulations allow us to sell our professional products to or on the order of practitioners licensed by state law. The definition of “licensed practitioners” varies from state to state. As a result, our professional products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur.  Our products come with an operator’s manual.  We and our distributors offer professional product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

We may have exposure to additional tax liabilities which could negatively impact our income tax provision (benefit), net (loss) income, and cash flow.

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may materially affect our income tax provision (benefit), net (loss) income, and cash flows in the period in which such determination is made.

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review in 2010 and 2009, we provided for a full valuation allowance against our U.S. and foreign deferred tax assets. This resulted in a material income tax charge in the fourth quarter of 2009.

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

We work with third-party researchers over whom we do not have absolute control to satisfactorily conduct and complete research on our behalf.  When we work with third-party researchers we are also dependent upon them to grant us licensing terms, which may or may not be favorable, for products and technology they may develop. We provide research funding, light technology and optics know-how in return for licensing rights with respect to specific dermatologic and cosmetic applications and patents. In return for certain exclusive license rights, we have been and may in the future be subject to due diligence obligations in order to maintain such exclusivity.  Our success will be dependent upon the results of research with our partners and meeting due diligence obligations. We cannot be sure that third-party researchers will agree with our interpretation of the terms of our agreements, that we will meet our due diligence obligations, or that such research agreements will provide us with marketable products in the future or that any of the products developed under these agreements will be profitable for us.

If our new products do not gain market acceptance, our revenues and operating results could suffer.

The commercial success of the professional products and technology we develop will depend upon the acceptance of these products by providers of aesthetic procedures and their patients and clients.  The commercial success of the consumer products and technology we develop will depend on the acceptance of these products by consumers.  It is difficult for us to predict how successful recently introduced products, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results could suffer.

We expect that many of the products we develop will be based upon new technologies or new applications of existing technologies. It may be difficult for us to achieve market acceptance of some of our products, particularly the first products that we introduce to the market based on new technologies or new applications of existing technologies.

If demand for our professional aesthetic treatment systems by non-traditional physician customers and demand for our consumer products by consumers does not develop as we expect, our revenues will suffer and our business will be harmed.

We believe, and our growth expectations assume, that we and other companies selling professional and consumer light-based (lasers and lamps) aesthetic treatment systems have only begun to penetrate these markets and that our revenues from selling to these markets will continue to increase. If our expectations as to the size of these markets and our ability to sell our products to participants in these markets are not correct, our revenues will suffer and our business will be harmed.

If there is not sufficient consumer demand for the procedures performed with our products, practitioner and consumer demand for our products could decline, which would adversely affect our operating results.

Most procedures performed using our professional aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures and the cost of our consumer products must be borne by the client. As a result, the decision to undergo a procedure that utilizes our products may be influenced by a number of factors, including:

•	consumer awareness of and demand for procedures and treatments;
•	the cost, safety and effectiveness of the procedure and of alternative treatments;
•	the success of our and our customers’ sales and marketing efforts to purchasers of these procedures; and
•	consumer confidence, which may be affected by short-term or long-term economic and other conditions.

 If there is not sufficient demand for the procedures performed with our products, a weakening in the economy, or other factors, practitioner and consumer demand for our products may be reduced or buying decisions postponed, which would adversely affect our operating results.

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

 We have experienced rapid change in the scope of our operations and the industry in which we operate.  This change has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage the changing market and its effect on our business, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this change, we will need to continue to:

•	implement appropriate operational, financial and management controls, systems and procedures;
•	change our manufacturing capacity and scale of production;
•	change our sales, marketing and distribution infrastructure and capabilities; and
•	provide adequate training and supervision to maintain high quality standards.

Failure to receive shipments of critical components, some of which are from single suppliers, could reduce revenues and reduced reliability of critical components could increase expenses.

                We develop light-based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts.  With regard to single source suppliers, we use scanner subassemblies and diode laser subassemblies to manufacture our PaloVia™ Skin Renewing Laser™, we use diode laser subassemblies to manufacture our Aspire™ body sculpting system with SlimLipo™ handpiece, and we use 1540nm laser rods to manufacture our Lux1540 handpiece.  We depend exclusively on sole source suppliers for these components, and we are aware of no alternative suppliers.  The scanner and diode laser subassemblies and the 1540nm laser rods are important to our business.  A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse affect on inventory and inventory reserves.  Any extended interruption in our supplies of third-party components could materially harm our business.

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

      We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Candela Corporation, Syneron, Inc., Tria Beauty, Inc. and Asclepion Laser Technologies GmbH and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Candela, Syneron, Tria, Asclepion or other suspected infringers.  Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management's attention away from our core business. Public announcements concerning these lawsuits that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in these lawsuits could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see Part I, Item 3. Legal Proceedings.)

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

Candela Corporation has one pending patent infringement lawsuit against us.  (For more information about our patent litigation, see Part I, Item 3. Legal Proceedings.)  Litigation with Candela is expected to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuit, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning this litigation that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

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

Because we derive a significant amount of our revenue from international sales, we are susceptible to currency fluctuations, long payment cycles, credit risks, and other risks associated with conducting business overseas.

                We sell a significant amount of our products and services outside the United States. International product revenue consists of sales from our Australian and Japanese subsidiaries (and in the future, we expect sales from our new German and Spanish subsidiaries), distributors in Japan, Europe, Asia, the Pacific Rim, and South and Central America and sales shipped directly to international locations from the United States. We expect that international sales will continue to be significant.  As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales, including but not limited to political and economic instability and difficulties in managing our foreign operations.  In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign certification or regulatory approvals for products may occur.  In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.

We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. dollars and a significant proportion of our revenue is denominated in U.S. dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Australian dollar, and Japanese Yen. As a result, changes in the exchange rates of these currencies to the U.S. dollar will affect our results of operations.

To successfully grow our international presence, we must address many issues with which we have little or no experience. We may not be able to properly manage our foreign subsidiaries which may have an adverse effect on our business and operating results.

        We have five international subsidiaries which are located in The Netherlands, Australia, Japan, Germany, and Spain. In managing foreign operations, we must address many issues with which we have little or no experience which exposes our business to additional risk. Our foreign operations redirect management's time from other operating issues. We may not be successful in operating our foreign subsidiaries. If we are unsuccessful in managing our foreign subsidiaries, the foreign subsidiaries could be unprofitable and negatively impact our resources and financial position.

We may not be able to sustain or increase profitability and we may seek additional financing to grow the business.

                Although we have generated profits during the periods of 2002 to 2007, we have incurred losses since 2008, and have a history of losses.  We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

We may determine, depending upon the opportunities available, to seek additional debt or equity financing to fund the costs of expansion.  Additionally, if we incur indebtedness to fund increased levels of accounts receivable, finance the acquisition of capital equipment, or issue debt securities in connection with any acquisition, we will be subject to risks associated with incurring substantial additional indebtedness.

The liquidity and market value of our investments may decrease.

As of December 31, 2010, we held approximately $1.8 million of auction-rate securities (ARS). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of December 31, 2010 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At December 31, 2010, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.3 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of December 31, 2010, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Our common stock could be further diluted by the conversion of outstanding options, warrants, stock appreciation rights, and restricted stock awards.

In the past, we have issued and still have outstanding convertible securities in the form of options, stock appreciation rights, and restricted stock awards.  We may continue to issue options, warrants, stock appreciation rights, restricted stock awards, and other equity rights as compensation for services and incentive compensation for our employees, directors and consultants or others who provide services to us. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders and could adversely affect the market price of our common stock.

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

Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	acceptance and success of new products or technologies;
•	the success of competitive products or technologies;
•	regulatory developments in the United States and foreign countries;
•	developments or disputes concerning patents or other foreign countries;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and
•	general economic, industry and market conditions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On November 19, 2008, we purchased land in Burlington, Massachusetts for $10.7 million on which we built our new operational facility.  The cost of the new operational facility was $24.5 million which has been capitalized on our consolidated balance sheets.  The new facility has approximately 130,000 square feet of office, manufacturing, and research space.

Through August 2010, we leased our old facility totaling approximately 69,000 square feet of office, manufacturing and research space in Burlington, Massachusetts. The lease for this facility was to expire in August 2009.  However, we negotiated a 12 month lease extension, expiring in August 2010, at an increase over our then current rate to coordinate the timing between the construction of our new operational facility and the expiration of this facility lease.  As of December 31, 2010, we also lease the following space as office and service space for our foreign subsidiaries:

Location	Lease Expiration	Square Footage

The Netherlands	April 2013	15,400
Australia	October 2012	1,700
Japan	April 2012	2,150

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

In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela's ‘222 patent with the Patent Office.  In our request, we argued that Candela's ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art.  About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent.  In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent.   On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office made its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) would be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known.  On January 19, 2010, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘222 patent which closes the reexamination proceeding on the ‘222 patent. If this lawsuit is re-started, we will continue to defend the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

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

On September 23, 2009, we filed a motion to lift the stay and reopen the lawsuit.  On October 6, 2009, Syneron filed their opposition to our motion to lift the stay, and on October 9, 2009, we filed our response to their opposition.    On November 13, 2009, the Judge re-opened the case and a scheduling hearing took place on January 6, 2010.  The parties are in discovery.  A claim construction hearing (also known as a Markman hearing) was held November 17, 2010.  The judge has not yet issued her ruling.    No trial date has yet been set.

Tria Beauty, Inc., Massachusetts Litigation

On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the ‘844 patent, which is exclusively licensed to us by MGH.  Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  We filed a reply denying the material allegations of the counterclaims.  On September 21, 2009, following successful re-examination of the ‘568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by MGH.  Our motion also included adding MGH as a plaintiff in the lawsuit.  Tria did not oppose the motion and the Judge granted the motion on October 8, 2009.  A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and we received what we consider to be a favorable ruling on October 13, 2010.  On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct.  The parties are in discovery.  No trial date has yet been set.

Asclepion Laser Technologies GmbH, German Litigation

On October 13, 2010, we commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief.  The complaint alleged that Asclepion's MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Numbers 5,595,568 and 5,735,844.  On October 29, 2010, Asclepion asked the court to stay its proceedings until a final decision is rendered by the Court of Rome in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation below) and until a final decision in the opposition proceedings is rendered by the European Patent Office.  On December 7, 2010, we opposed Asclepion’s request for a stay.  On December 22, 2010, Asclepion filed a brief in support of its request for a stay.  On December 1, 2010, we filed a request for a preliminary injunction against Asclepion’s new MeDioStar  NeXt product.  On December 17, 2010, Asclepion opposed our request for a preliminary injunction.  On December 16, 2010, Asclepion filed an intervention to the opposition appeal proceedings concerning patent EP 0 806 913 requesting that the patent be revoked in its entirety.  On January 19, 2011, we revoked our request for a preliminary injunction, and on January 20, 2011, we agreed to Asclepion’s request for a stay of this lawsuit.  On January 31, 2011, the District Court of Düsseldorf stayed this lawsuit until a final decision is rendered by the Court of Rome in Italy.

Asclepion Laser Technologies GmbH, Italian Litigation

On October 22, 2010, we were served with an International Summons for a lawsuit filed September 20, 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy.  In this suit, Asclepion asks the Italian court to declare that Asclepion's MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent numbers 5,595,568 and 5,735,844.  We believe the Court of Rome lacks jurisdiction over the German claims of these European Patents and intend to file a request to the Italian Supreme Court to establish lack of international jurisdiction of the Italian Courts for deciding infringement of the non-Italian parts of the European patents.

Item 4. [Removed and Reserved].

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

	Fiscal Year 2009
	High	Low
Quarter ended March 31, 2009	$11.30	$6.08
Quarter ended June 30, 2009	17.74	7.06
Quarter ended September 30, 2009	16.21	12.01
Quarter ended December 31, 2009	15.98	8.90

	Fiscal Year 2010
	High	Low
Quarter ended March 31, 2010	$11.66	$8.92
Quarter ended June 30, 2010	13.47	9.70
Quarter ended September 30, 2010	11.71	8.73
Quarter ended December 31, 2010	14.94	10.22

As of March 7, 2011, we had 2,829 holders of record of common stock.  This does not include holdings in street or nominee names.

We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future.  We intend to retain substantially all earnings to finance our operations.  On August 13, 2007, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock.  As of December 31, 2010, we have repurchased 675,500 shares of common stock at an average price of $13.68 per share.  We repurchased 0, 35,000, and 535,500 shares during fiscal 2010, 2009, and 2008, respectively.  We may buy back additional shares of our common stock on the open market from time to time.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program (1)
October 1, 2010 through October 31, 2010	-	$ -	-	324,500
November 1, 2010 through November 30, 2010	-	-	-	324,500
December 1, 2010 through December 31, 2010	-	-	-	324,500
Total	-	$ -	-	324,500

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

Comparison of Five Year Cumulative Total Return *
Palomar Medical Technologies, Inc., NASDAQ Stock
Market Total Return, and NASDAQ Medical Devices Stocks

	For the years ended December 31,
	2005	2006	2007	2008	2009	2010
Palomar Medical Technologies, Inc.	$100	$145	$44	$33	$29	$41
NASDAQ Stock Market Total Return	$100	$110	$119	$57	$83	$98
NASDAQ Medical Devices Stocks	$100	$105	$134	$72	$105	$112

* Hypothetical $100 invested on December 31, 2005 in Palomar Medical Technologies, Inc. Stock, NASDAQ Stock Market Total Return Index, and NASDAQ Medical Devices Stock Index, assuming reinvestment of dividends, if any.

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues:
Product revenues	$38,269	$34,134	$55,650	$92,312	$85,027
Service revenues	15,248	14,711	13,729	10,909	7,195
Royalty revenues	5,898	4,891	10,520	13,005	30,481
Funded product development revenues	-	1,835	2,434	6,698	3,841
Other revenues	4,306	5,000	5,248	894	-
Total revenues	63,721	60,571	87,581	123,818	126,544

Costs and expenses:
Cost of product revenues	14,697	13,557	17,858	26,799	22,437
Cost of service revenues	5,835	7,112	7,360	6,592	4,460
Cost of royalty revenues	2,359	1,956	4,208	5,202	12,192
Research and development	15,458	14,679	17,693	16,673	14,056
Selling and marketing	20,013	19,337	23,340	24,886	22,467
General and administrative	14,550	11,254	20,516	17,495	7,645
Total cost and expenses	72,912	67,895	90,975	97,647	83,257

(Loss) income from operations	(9,191)	(7,324)	(3,394)	26,171	43,287

Interest income	422	760	3,633	6,399	4,719
Other income (loss), net	297	544	(297)	513	-

(Loss) income before income taxes	(8,472)	(6,020)	(58)	33,083	48,006

Provision (benefit) for income taxes	303	4,439	10	12,575	(4,971)

Net (loss) income	$(8,775)	$(10,459)	$(68)	$20,508	$52,977

Net (loss) income per common share:
Basic	$(0.47)	$(0.58)	$-	$1.12	$3.02
Diluted	$(0.47)	$(0.58)	$-	$1.07	$2.62

Weighted average number of common shares outstanding:
Basic	18,549	18,095	18,161	18,277	17,519
Diluted	18,549	18,095	18,161	19,254	20,209

	As of December 31,
	2010	2009	2008	2007	2006
			(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$77,103	$81,948	$122,601	$90,460	$36,817
Short-term investments	12,014	25,000	-	-	-
Available-for-sale investments, at estimated fair value	-	-	-	41,910	67,352
Working capital	90,913	107,812	129,703	145,861	118,117
Marketable securities, at fair value and other investments	13,850	4,024	4,487	-	-
Total assets	159,578	163,470	171,722	167,607	143,196
Debt	-	-	6,000	-	-
Total stockholders' equity	139,294	143,627	146,805	144,690	117,132

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

Our corporate headquarters and United States operations are located in Burlington, Massachusetts, where we conduct our manufacturing, warehousing, research and development, regulatory, sales, customer service, marketing and administrative activities.  In the United States, Australia, Canada, and Japan, we market, sell, and service our products primarily through our direct sales force and customer service employees.  In the rest of the world, sales are generally made through our worldwide distribution network in over 50 countries.

Financial Information

Consolidated net revenues in 2010 were $63.7 million, up 5% from net revenues of $60.6 million in 2009. We incurred an operating loss of $9.2 million and a net loss of $8.8 million, or $0.47 per share, in 2010. These results compared with an operating loss of $7.3 million and a net loss of $10.5 million, or $0.58 per share, in 2009.

We generate revenues from the sales of our products, sales made from customer services, royalty payments received from our competitors and revenues received from funded product development.  The following table provides revenue percentage data for the years ended December 31, 2010, 2009, and 2008:

Year ended December 31,	2010	2009	2008

Product revenues	60%	57%	64%
Service revenues	24%	24%	16%
Royalty revenues	9%	8%	12%
Other revenues	7%	8%	6%
Funded product development revenues	0%	3%	2%

Total revenues	100%	100%	100%

Geographic Information

We sell directly in North America, Australia, Canada, and Japan and use distributors to sell our products in other countries where we do not have a direct presence. The following table provides product and service revenue data by geographical region for the years ended December 31, 2010, 2009, and 2008:

Year ended December 31,	2010	2009	2008

North America	59%	61%	68%
Europe	19%	18%	15%
South and Central America	6%	7%	8%
Australia	5%	6%	1%
Japan	4%	3%	3%
Middle East	4%	3%	3%
Asia / Pacific Rim	3%	2%	2%

Total	100%	100%	100%

Although 2010 was another challenging year, we were able to maintain a strong balance sheet.  As of December 31, 2010, we had $103.0 million of cash, cash equivalents, short-term investments, and marketable securities and other investments.  As of December 31, 2009, we had $111.0 million of cash, cash equivalents, short-term investments, and marketable securities and other investments.  Our stockholders' equity decreased year over year, mainly driven by our $8.8 million net loss. Our current ratio (defined as current assets divided by current liabilities) is 6.2x, down from 7.4x at the end of 2009.  At December 31, 2010, we had no borrowings.

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, available for sale and marketable securities valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission (SEC) guidance on revenue recognition. The SEC’s guidance requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

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

In the past, we have had funded product development revenue from development agreements with Johnson & Johnson and P&G/Gillette. For both Johnson & Johnson and Gillette, we have received payments in accordance with the work plans that were developed with each of Johnson & Johnson and Gillette. Revenue is recognized under the contracts as costs are incurred and services are rendered. Any amounts received in advance of costs incurred and services rendered are recorded as deferred revenue. Payments are not refundable if the development is not successful.

Available-for-sale and Marketable Security Investments. Investment securities, which primarily consist of corporate preferred securities, state and municipal auction-rate securities, and variable rate demand obligations, are classified as “marketable securities” under the Debt and Equity Securities Topic of the FASB Accounting Standards Codification and are recorded at fair market value. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Income (Loss) in our consolidated statements of stockholders’ equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If the loss is other-than-temporary, it is separated into two amounts, one amount representing a credit loss and the other representing an impairment due to all other factors. The amount representing a credit loss is recorded in earnings, while the remaining impairment is recorded as a component of Accumulated Other Comprehensive Income (Loss), as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.

Accounts Receivable Reserves. Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. In establishing the appropriate provisions for customer receivable balances, we make assumptions with respect to their future collectability. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once we consider all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above. We provide an additional reserve for doubtful accounts based on the aging of our accounts receivable balances, historical experiences of write-offs and defaults.

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

Stock-Based Compensation. We recognize stock-based compensation expense in accordance with FASB Codification Topic regarding Stock Compensation.  This guidance requires share-based payments to employees, including grants of employee stock options, restricted stock units and stock-settled stock appreciation rights (SARs), to be recognized in the statement of operations based on their fair values at the date of grant.

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

To value our auction-rate securities, we determined the present value of the auction-rate securities at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. As there is currently no liquid and active secondary market for these investments, their valuation required management’s judgment.

Income taxes. Under FASB Accounting Standards Codification Topic regarding Income Taxes, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. Since 2008, we incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will not be utilized. Therefore, we have established a full valuation allowance in 2009 and 2010 on this deferred tax asset.

In 2010 and 2009, we recorded a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered all available positive and negative evidence, giving greater weight to the recent current loss, the absence of taxable income in the carry back period and the uncertainty regarding our ability to project financial results in future periods.

In addition to the tax assets described above, we have deferred tax assets totaling approximately $21.7 million, resulting from the exercise of employee stock options. Recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity. For 2010, 2009, and 2008, the impact to paid-in capital resulting from the exercise and expiration of employee stock options was $0.2 million, $0.4 million and $1.8 million, respectively.

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

Contingencies. In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2010, we have not recorded any material loss contingencies.

Results of operations

Year 2010 Compared to Year 2009

	2010			2009			2010 vs. 2009
	Amount	As a % of Total Revenues		Amount	As a % of Total Revenues		$ Change	% Change
Revenues:
Product revenues	$38,269	60%		$34,134	56%		$4,135	12%
Service revenues	15,248	24%		14,711	24%		537	4%
Royalty revenues	5,898	9%		4,891	8%		1,007	21%
Funded product development revenues	-	0%		1,835	3%		(1,835)	(100%	)
Other revenues	4,306	7%		5,000	8%		(694)	(14%	)

Total revenues	63,721	100%		60,571	100%		3,150	5%

Cost and expenses:
Cost of product revenues	14,697	23%		13,557	22%		1,140	8%
Cost of service revenues	5,835	9%		7,112	12%		(1,277)	(18%	)
Cost of royalty revenues	2,359	4%		1,956	3%		403	21%
Research and development	15,458	24%		14,679	24%		779	5%
Selling and marketing	20,013	31%		19,337	32%		676	3%
General and administrative	14,550	23%		11,254	19%		3,296	29%

Total costs and expenses	72,912	114%		67,895	112%		5,017	7%

Loss from operations	(9,191)	(14%	)	(7,324)	(12%	)	(1,867)	25%

Interest income	422	1%		760	1%		(338)	(44%	)
Other income	297	0%		544	1%		(247)	(45%	)

Loss before income taxes	(8,472)	(13%	)	(6,020)	(10%	)	(2,452)	41%

Provision for income taxes	303	0%		4,439	7%		(4,136)	(93%	)

Net loss	$(8,775)	(14%	)	$(10,459)	(17%	)	$1,684	(16%	)

Product revenues. Throughout 2010, the aesthetic laser industry and our product revenues continued to be negatively affected by the downturn in the global economy. In both 2010 and 2009, sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces remained the leading contributor to our product revenues.  In 2010, we launched the Artisan Platform, a complete facial rejuvenation system.  Shipments began in the second quarter of 2010.  During the fourth quarter of 2010, we launched the PaloVia™ Skin Renewing Laser™ -- our first ever consumer product.  The PaloVia laser is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes. The PaloVia laser is being sold through retail channels with which we have no history.  Until we are able to better estimate the customer return rates and the expected warranty accrual needed, we will defer revenue related to the PaloVia laser. In 2010, product revenues were favorably impacted by an increase of 14% in sales related to the StarLux Laser and Pulsed Light System, an increase of 48% in sales related to our other “Lux” family of products, which includes the MediLux and EsteLux, and the introduction of the Artisan Platform, offset in part by a decrease of 21% from sales related to the Aspire body sculpting system and SlimLipo handpiece and a decrease of 8% from sales related to the Q-Yag 5 product line as compared to 2009.

Service revenues. Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and repair of our products. Customer service revenue increased by 4% in 2010 as compared to 2009, primarily in sales from replacement handpieces and sales of consumables and accessories.

The following table sets forth, for the periods indicated, information about our total product and service revenues, by geographic region:

Year ended December 31,	2010	2009

North America	59%	61%
Europe	19%	18%
South and Central America	6%	7%
Australia	5%	6%
Japan	4%	3%
Middle East	4%	3%
Asia / Pacific Rim	3%	2%

Total	100%	100%

Royalty revenues. Royalty revenues increased by 21% in 2010 as compared to 2009, due to our licensed competitors’ increasing product revenues, resulting in increased royalties they owe to us.

Funded product development revenues. Funded development revenues were $0 and $1.8 million for 2010 and 2009, respectively.  Funded product development revenues in 2009 were generated from our development agreements with Johnson & Johnson.  The Joint Development and License Agreement with Johnson & Johnson terminated in the fourth quarter of 2009.

Other revenues. Other revenues decreased by 14% in 2010 as compared to 2009. In 2010, other revenues of $4.3 million consisted of three quarterly payments of $1.25 million relating to a license agreement with P&G plus the recognition of $0.6 million of the $1.0 million payment related to an amendment to the license agreement with P&G which was signed in the fourth quarter of 2010.  The payments under the amended license agreement are being recognized ratably through the expected launch term.  In 2009, other revenues of $5.0 million consisted of four quarterly payments of $1.25 million relating to a license agreement with P&G.

Cost of product revenues. The cost of product revenues increased in absolute dollars, but decreased as a percentage of product revenues to 38% in 2010 from 40% in 2009. The increase in absolute dollars was attributed to higher product revenues. The decrease as a percentage of product revenues was due to higher product sales which resulted in higher overhead absorption, offset by a shift in product sales to outside North America, where we have lower margins.

Cost of service revenues. The cost of service revenues decreased in absolute dollars and as a percentage of service revenues to 38% in 2010 from 48% in 2009. The decrease is due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue. We have been able to convert a high percentage of our domestic installed base to service contracts upon the expiration of the warranty periods. In addition, the failure rates in certain of our products have decreased.

Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with MGH for 2010 and 2009. The increase in the cost of royalty revenues in absolute dollars during 2010 as compared to 2009 was due to our licensed competitors’ increasing product revenues, resulting in increased royalties they owe to us.

Research and development expense. Research and development expense increased in absolute dollars, but remained consistent as a percentage of total revenues at 24% in 2010 and 2009.  The increase in research and development expense was a direct result of our continued commitment to introducing new products and enhancing our current family of products.

Research and development expenses relating to our professional business decreased by 13% for the year ended December 31, 2010, as compared to 2009. Research expenses relating to our professional business include internal research and development projects relating to the introduction of new professional products, enhancements to our current line of professional products as well as research and development overhead.  Research and development expense relating to our consumer business increased by 58% for the year ended December 31, 2010, as compared to 2009. This increase in research and development expense related to our consumer business includes increases in payroll and payroll related expense, materials, consultants, and other overhead expenses related directly to our consumer products as compared to 2009.

For the years ended December 31, 2010 and 2009, research and development expense included $1.8 million and $2.5 million, respectively, of stock-based compensation expense.

Selling and marketing expense. Selling and marketing expense increased in absolute dollars, but decreased as a percentage of total revenues to 31% in 2010 from 32% in 2009.  The increase in selling and marketing expense was primarily due to our expenses related to our consumer business.  We did not incur any selling and marketing expenses related to our consumer business in 2009.  We also had an increase of $0.7 million in commissions related to our professional business due to increased revenues.  Partially offsetting the increase were decreases of $1.1 million in direct marketing expenses, $0.4 million from tradeshows, seminars, and workshops, and $0.3 million from payroll and payroll related expenses.

For the years ended December 31, 2010 and 2009, selling and marketing expense included $0.9 million and $1.7 million, respectively, of stock-based compensation expense.

General and administrative expense.  General and administrative expense increased in absolute dollars and as a percentage of total revenues to 23% in 2010 from 19% in 2009. The increase in general and administrative expense was mainly attributed to increases in our corporate legal expenses of $2.5 million, $0.8 million in incentive compensation, and $0.2 million in bad debt expense.  The year ended December 31, 2010 includes the remaining lease obligation at our old facility in addition to depreciation and other expenses related to our new facility.

For the years ended December 31, 2010 and 2009, general and administrative expense included $0.7 million and $2.1 million, respectively, of stock-based compensation expense.

Interest income. Interest income decreased in 2010 as compared to 2009 primarily from lower cash and cash equivalents, short-term investments, and marketable securities balances and lower interest rates.  The decline in our cash and cash equivalents, short-term investments, and marketable securities balance is primarily from costs associated with the construction of our new operational facility in 2009 and 2010 and our investment in our entrance into the consumer product market in 2010.

Other income. Other income for the years ended December 31, 2010 and 2009 includes the foreign exchange gain as a result of transactions in currencies other than the U.S. dollar.

Provision for income taxes. Our effective tax rate for 2010 was 4% as compared to an effective tax rate of 74% for 2009. In 2010, our effective tax rate consisted of an expense related to a reduction of a previously recorded federal tax refund claim and state income taxes.  In 2009, our effective tax rate was more than the combined federal and state statutory rates primarily due to a valuation allowance established against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered available positive and negative evidence, giving greater weight to the recent current loss, the absence of taxable income in the carry back period, and the uncertainty regarding our ability to project financial results in future periods.

Year 2009 Compared to Year 2008

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the years ended December 31, 2009 and 2008 (in thousands, except for percentages):

	2009			2008			2009 vs. 2008
	Amount	As a % of Total Revenues		Amount	As a % of Total Revenues		$ Change	% Change
Revenues:
Product revenues	$34,134	56%		$55,650	64%		$(21,516)	(39%	)
Service revenues	14,711	24%		13,729	16%		982	7%
Royalty revenues	4,891	8%		10,520	12%		(5,629)	(54%	)
Funded product development revenues	1,835	3%		2,434	3%		(599)	(25%	)
Other revenues	5,000	8%		5,248	6%		(248)	(5%	)

Total revenues	60,571	100%		87,581	100%		(27,010)	(31%	)

Cost and expenses:
Cost of product revenues	13,557	22%		17,858	20%		(4,301)	(24%	)
Cost of service revenues	7,112	12%		7,360	8%		(248)	(2%	)
Cost of royalty revenues	1,956	3%		4,208	5%		(2,252)	(54%	)
Research and development	14,679	24%		17,693	20%		(3,014)	(17%	)
Selling and marketing	19,337	32%		23,340	27%		(4,003)	(17%	)
General and administrative	11,254	19%		20,516	23%		(9,262)	(45%	)

Total costs and expenses	67,895	112%		90,975	104%		(23,080)	(25%	)

Loss from operations	(7,324)	(12%	)	(3,394)	(104%	)	(3,930)	116%

Interest income	760	1%		3,633	4%		(2,873)	(79%	)
Other income (loss)	544	1%		(297)	0%		841	(263%	)

Loss before income taxes	(6,020)	(10%	)	(58)	0%		(5,962)	10,279%

Provision for income taxes	4,439	7%		10	0%		4,429	44,290%

Net loss	$(10,459)	(17%	)	$(68)	0%		$(10,391)	15,281%

Product revenues. Throughout 2009, the aesthetic laser industry and our product revenues continued to be negatively affected by the global recession. In both 2009 and 2008, sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces remained the leading contributor to our product revenues. In 2009, product revenues were unfavorably impacted by a decrease of 49% in sales related to the StarLux Laser and Pulsed Light System and a decrease of 34% in sales related to our other “Lux” family of products, which includes the MediLux and EsteLux, offset in part by an increase of 63% from sales related to the Aspire body sculpting system and SlimLipo handpiece and an increase of 50% from sales related to the Q-Yag 5 product line as compared to 2008. In April 2008, we launched the Aspire body sculpting system and SlimLipo handpiece. Shipments began in the third quarter of 2008. The SlimLipo handpiece is our first minimally invasive product designed to provide laser-assisted lipolysis during liposuction procedures.

Service revenues. Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and repair of our products. Customer service revenue increased by 7% in 2009 as compared to 2008, primarily driven by an increase in billable service revenue and accessory revenue as compared to 2008.

The following table sets forth, for the periods indicated, information about our total product and service revenues, by geographic region:

Year ended December 31,	2009	2008

North America	61%	68%
Europe	18%	15%
South and Central America	7%	8%
Australia	6%	1%
Japan	3%	3%
Middle East	3%	3%
Asia / Pacific Rim	2%	2%

Total	100%	100%

Royalty revenues. Royalty revenues decreased by 54% in 2009 as compared to 2008, due to our licensed competitors being affected by the same challenging economic conditions that have depressed their product revenue sales resulting in decreased royalties they owe to us as well as smaller back-owed royalty payments received of $0.2 million in 2009 as compared to $0.7 million in 2008.

Funded product development revenues. Funded development revenue decreased by 25% in 2009 as compared to 2008. Funded product development revenues in 2009 and 2008 were generated from our development agreements with Johnson & Johnson and P&G (and its wholly owned subsidiary, Gillette).

During 2009, we recognized approximately $1.8 million and $0 million of funded product development revenue from Johnson & Johnson and Gillette, respectively. During 2008, we recognized approximately $2.2 million and $0.2 million of funded product development revenue from Johnson & Johnson and Gillette, respectively. The decrease in funded product development revenue from Johnson & Johnson during 2009 as compared to 2008 was the result of the completion of several agreement amendments and the termination of the Johnson & Johnson agreement during the fourth quarter of 2009. The decrease in funded product development revenue from Gillette during 2009 was the result of the termination of the Development and License Agreement with Gillette in 2008.

Other revenues. Other revenues decreased by 5% in 2009 as compared to 2008. In both 2009 and 2008, other revenues of $5.0 million consisted of four quarterly payments of $1.25 million relating to a license agreement with P&G. In 2008, other revenues also included the recognition of the remaining portion of trade dress infringement fees associated with the settlement agreement with Alma Lasers, Ltd.

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

Cost of royalty revenues. As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with MGH for 2009 and 2008. The decrease in the cost of royalty revenues in absolute dollars during 2009 as compared to 2008 was due to our licensed competitors being affected by the same challenging economic conditions which have depressed their product revenue sales resulting in decreased royalties they owe to us as well as smaller back-owed royalty payments received of $0.2 million in 2009 as compared to $0.7 million in 2008.

Research and development expense. Research and development expense decreased in absolute dollars, but increased as a percentage of total revenues to 24% in 2009 from 20% in 2008. The percentage increase in research and development expense was a direct result of the decrease in revenues and our continued commitment to introducing new products and enhancing our current family of products. The decrease in absolute dollars was driven by the termination of the Development and License Agreement with Gillette in 2008 and the completion of several agreement amendments and the subsequent termination of the Johnson & Johnson agreement during the fourth quarter of 2009.

For our Johnson & Johnson Joint Development and License Agreement, costs related to additional labor hours worked decreased by $573,000, material costs decreased by $427,000, and other clinical, consulting and overhead expenses increased by $87,000 in 2009 as compared to 2008.

Expenses relating to the introduction of new products, enhancements made to our current family of products and research and development overhead decreased by $1.8 million in 2009 as compared to 2008. The main driver of the decrease is an overall reduction of expenses during the global economic slowdown.

For the years ended December 31, 2009 and 2008, research and development expense included $2.5 million and $2.6 million, respectively, of stock-based compensation expense.

Selling and marketing expense. The decrease in selling and marketing expense in 2009 as compared to 2008 was primarily due to a decrease of $1.6 million from commissions, a decrease of $1.3 million from payroll and payroll related expenses, $0.7 million from tradeshows, seminars, and workshops, and $0.3 million from consultants.

For the years ended December 31, 2009 and 2008, selling and marketing expense included $1.7 million and $1.3 million, respectively, of stock-based compensation expense.

General and administrative expense. The decrease in general and administrative expense in 2009 as compared to 2008 was mainly attributed to a decrease in our corporate legal expenses of $10.6 million, a $2.5 million increase in overhead allocations to other departments which the general and administrative department supports, and a $0.7 million decrease in bad debt expense. Partially offsetting these increases was a $4.3 million increase in incentive compensation and a $1.0 million increase in payroll and payroll related expenses primarily driven by an increase in stock-based compensation in 2009 as compared to 2008.

For the years ended December 31, 2009 and 2008, general and administrative expense included $2.1 million and $1.5 million, respectively, of stock-based compensation expense.

Interest income. In comparison to 2008, interest income in 2009 decreased due to a reduction in our cash and cash equivalents, short-term investments, and marketable securities balances, primarily due to the construction of our new operating facility and lower interest rates.

Other income (loss). Other income for the years ended December 31, 2009 and 2008 includes the foreign exchange gain and loss, respectively, as a result of transactions in currencies other than the U.S. dollar.

Provision for income taxes. Our effective tax rate for 2009 was 74% as compared to an effective tax rate of 17% for 2008. In 2009, our effective tax rate was more than the combined federal and state statutory rates primarily due to a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered available positive and negative evidence, giving greater weight to the recent current loss, the absence of taxable income in the carry back period and the uncertainty regarding our ability to project financial results in future periods. In 2008, our effective tax rate was less than the combined federal and state statutory rates primarily due to the benefit of research and development credits generated. In addition, in 2008, our effective tax rate was impacted by the valuation allowance we recorded related to foreign net operating losses.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year-over-year comparison of key components of our liquidity and capital resources (in thousands).

			2010 to 2009
			$	%
Year ended December 31,	2010	2009	Change	Change

Cash flows (used in) from operating activities	$ (4,460)	$ 10,320	$ (14,780)	(143%	)
Cash flows used in investing activities	(762)	(45,292)	44,530	(98%	)
Cash flows (used in) from financing activities	267	(5,670)	5,937	(105%	)
Capital expenditures, including construction in process	3,841	21,017	(17,176)	(82%	)

Additionally, our cash, cash equivalents and short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

			2010 to 2009
			$	%
At December 31,	2010	2009	Change	Change

Cash, cash equivalents and short-term investments	$ 89,116	$ 106,948	$ (17,832)	(17%	)
Accounts receivable, net	5,350	4,436	914	21%
Inventories, net	13,021	11,126	1,895	17%
Marketable securities and other investments	13,850	4,024	9,826	244%
Working capital	90,913	107,812	(16,899)	(16%	)

As of December 31, 2010, we had $103.0 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of December 31, 2010, we had no debt outstanding.   On February 12, 2010, we cancelled our $30 million revolving note.

At December 31, 2010, we held $1.8 million in auction-rate securities (ARS) which consisted of $1.0 million of preferred municipal securities and $0.8 million of preferred auction-rate securities. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of December 31, 2010. During 2010, 2009, and 2008, we sold $2.1 million, $0.7 million, and $38.1 million of our ARS at par, respectively.

We have determined that the fair value of our ARS was temporarily impaired as of December 31, 2010 and 2009. For the years ended December 31, 2010 and 2009, we marked to market our ARS and recorded an unrealized loss of $0.1 million and an unrealized gain of $0.4 million, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of December 31, 2010, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash provided by operating activities decreased for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This decrease primarily reflects the effects of an increase in working capital requirements and a current year net loss which includes more cash-related outflows than the prior year’s net loss.  Cash used in investing activities decreased during 2010 compared to 2009. These amounts primarily reflect less cash used for purchases of property and equipment (including construction in progress) and purchases of and proceeds from the sale of short-term investments and marketable securities. Cash provided by financing activities increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily due to decreases in net payments on borrowings on credit facilities and the buyback of treasury stock, offset by decreases in the tax benefit from the exercise of stock options, and the proceeds from exercise of stock options and warrants.

In December 2008, we secured access to a revolving note through December 17, 2013. On February, 12, 2010, we cancelled this revolving note. Prior to this cancellation, we had access to $30 million through December 16, 2010. The credit limit would have subsequently been reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bore interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At December 31, 2010 and 2009, we had no outstanding debt. Any outstanding debt would have been due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008.

On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility. As of December 31, 2010, the cost of the new operational facility was $24.5 million which has been capitalized on our consolidated balance sheet.  We financed this project by using cash on hand.

We anticipate that capital expenditures for 2011 will total approximately $0.3 million consisting primarily of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.

On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. At December 31, 2010, 675,500 shares of common stock had been repurchased, leaving 324,500 remaining to be repurchased, if desired. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  During the year ended December 31, 2010, we did not purchase any of our common stock.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for 2010, 2009 and 2008 totaled approximately $2.9 million, $2.4 million, and $5.0 million, respectively. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

We have obligations related to the adoption of FASB Accounting Standards Codification Topic regarding Income Taxes. Further information about changes in these obligations can be found in Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

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

The following table summarizes our estimated contractual cash obligations as of December 31, 2010, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase commitments	$13,993	$13,993	$-	$-	$-
Operating leases	239	169	70	-	-
Total contractual obligations	$14,232	$14,162	$70	$-	$-

Our purchase commitments have increased from recent past years due to our entry into the consumer market.

Recently issued accounting standards

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for our first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for our first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this new guidance has not and is not expected to have a material impact on our consolidated results of operations and financial position.

Revenue Arrangements That Include Software Elements/ Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU No. 2009-14 – Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) (ASU 2009-14). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU 2009-14 is effective for fiscal years that begin on or after June 15, 2010. The impact of adoption was not material to our results of operations and financial position.

During the first quarter of fiscal 2010, we adopted the guidance of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB ASC, Subtopic 605-25, which is the revenue recognition guidance for multiple-element arrangements.  The impact of adoption was not material to fiscal 2010, and if this new standard had been applied in the same manner in fiscal 2009, the impact would not have been material to fiscal 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, and a decline in the stock market. The current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

Our investment portfolio of cash equivalents, short-term investments, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At December 31, 2010, we held $1.8 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have reclassified these investments as non-current as of December 31, 2010. During fiscal 2010, 2009, and 2008, we sold $2.1 million, $0.7 million, and $38.1 million, respectively, of our ARS.  The recovery of the remaining $1.8 million ARS held is based upon market factors which are not within our control.

Our international subsidiaries in The Netherlands, Australia, and Japan conduct business in both local and foreign currencies and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition.  We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

Palomar Medical Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palomar Medical Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2011

Palomar Medical Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

Assets

Assets:
Cash and cash equivalents	$77,102,618	$81,948,482
Short-term investments	12,013,707	25,000,000
Total cash, cash equivalents and short-term investments	89,116,325	106,948,482
Accounts receivable, net of allowance of $833,199 and $786,797, respectively	5,349,835	4,436,219
Inventories	13,021,272	11,126,352
Other current assets	855,014	2,179,233
Total current assets	108,342,446	124,690,286

Marketable securities, at estimated fair value and other investments	13,850,197	4,024,313

Property and equipment, net	37,165,306	34,629,410

Other assets	219,554	126,087

Total assets	$159,577,503	$163,470,096

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$2,293,096	$2,696,217
Accrued liabilities	10,742,581	8,959,679
Deferred revenue	4,394,081	5,221,924
Total current liabilities	17,429,758	16,877,820

Accrued income taxes	2,854,077	2,965,077

Total liabilities	$20,283,835	$19,842,897

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 18,925,549 and 18,521,045 shares, respectively	189,256	185,211
Additional paid-in capital	211,376,381	206,740,492
Accumulated other comprehensive loss	(490,806)	(292,297)
Accumulated deficit	(71,781,163)	(63,006,207)
Total stockholders' equity	139,293,668	143,627,199

Total liabilities and stockholders’ equity	$159,577,503	$163,470,096

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product revenues	$38,268,682	$34,133,999	$55,649,915
Service revenues	15,248,418	14,710,851	13,729,033
Royalty revenues	5,898,229	4,891,047	10,520,132
Funded product development revenues	-	1,835,314	2,434,395
Other revenues	4,305,556	5,000,000	5,247,625
Total revenues	63,720,885	60,571,211	87,581,100

Costs and expenses:
Cost of product revenues	14,696,967	13,555,612	17,857,863
Cost of service revenues	5,835,275	7,112,066	7,359,775
Cost of royalty revenues	2,359,292	1,956,419	4,208,054
Research and development	15,457,745	14,679,500	17,692,888
Selling and marketing	20,013,369	19,337,135	23,339,759
General and administrative	14,549,822	11,254,199	20,516,522
Total costs and expenses	72,912,470	67,894,931	90,974,861

Loss from operations	(9,191,585)	(7,323,720)	(3,393,761)

Interest income	421,580	759,815	3,632,824
Other income (loss)	297,644	544,119	(297,305)

Loss before income taxes	(8,472,361)	(6,019,786)	(58,242)

Provision for income taxes	302,595	4,439,248	9,923

Net loss	$(8,774,956)	$(10,459,034)	$(68,165)

Net loss per share:
Basic	$(0.47)	$(0.58)	$-
Diluted	$(0.47)	$(0.58)	$-

Weighted average number of shares outstanding:
Basic	18,548,548	18,094,914	18,160,700
Diluted	18,548,548	18,094,914	18,160,700

Comprehensive loss:
Net loss	$(8,774,956)	$(10,459,034)	$(68,165)
Unrealized (loss) gain on marketable securities, net of taxes	(54,795)	380,910	(588,166)
Foreign currency translation adjustment	(143,714)	(130,764)	33,133
Comprehensive loss	$(8,973,465)	$(10,208,888)	$(623,198)

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Additional	Treasury		other	Total
	Number	$0.01	paid-in	Stock	Accumulated	comprehensive	stockholders'
	of shares	Par value	capital	Value	deficit	income (loss)	equity

Balance, December 31, 2007	18,442,846	$184,429	$199,988,081	$(3,016,586)	$(52,479,008)	$12,590	$144,689,506

Net loss	-	-	-	-	(68,165)	-	(68,165)
Issuance of stock for employer 401(k) matching contribution	-	-	(83,860)	728,328	-	-	644,468
Costs incurred related to the issuance of common stock	-	-	(59,600)	-	-	-	(59,600)
Tax benefit from the exercise of stock options	-	-	1,770,681	-	-	-	1,770,681
Exercise of stock options and warrants	36,499	365	(2,231,086)	2,660,230	-	-	429,509
Stock-based compensation expense	-	-	5,922,741	-	-	-	5,922,741
Unrealized loss on marketable securities, net of tax	-	-	-	-	-	(588,166)	(588,166)
Currency translation adjustment	-	-	-	-	-	33,133	33,133
Treasury stock buyback	-	-	-	(5,968,682)	-	-	(5,968,682)

Balance, December 31, 2008	18,479,345	$184,794	$205,306,957	$(5,596,710)	$(52,547,173)	$(542,443)	$146,805,425

Net loss	-	-	-	-	(10,459,034)	-	(10,459,034)
Issuance of stock for employer 401(k) matching contribution	41,700	417	406,110	136,552	-	-	543,079
Tax benefit from the exercise of stock options	-	-	436,828	-	-	-	436,828
Exercise of stock options and warrants	-	-	(571,736)	723,633	-	-	151,897
Issuance of fully vested restricted common stock	-	-	(4,995,015)	4,995,015	-	-	-
Stock-based compensation expense	-	-	7,068,273	-	-	-	7,068,273
Expiration of stock compensation deferred tax asset	-	-	(910,925)	-	-	-	(910,925)
Unrealized gain on marketable securities, net of tax	-	-	-	-	-	380,910	380,910
Currency translation adjustment	-	-	-	-	-	(130,764)	(130,764)
Treasury stock buyback				(258,490)			(258,490)

Balance, December 31, 2009	18,521,045	$185,211	$206,740,492	$-	$(63,006,207)	$(292,297)	$143,627,199

Net loss	-	-	-	-	(8,774,956)	-	(8,774,956)
Issuance of stock for employer 401(k) matching contribution	38,993	390	573,190	-	-	-	573,580
Tax benefit from the exercise of stock options	-	-	164,969	-	-	-	164,969
Exercise of stock options, warrants, and SARs	58,511	585	101,769	-	-	-	102,354
Issuance of restricted stock awards	307,000	3,070	(3,070)	-	-	-	-
Stock-based compensation expense	-	-	3,799,031	-	-	-	3,799,031
Unrealized loss on marketable securities, net of tax	-	-	-	-	-	(54,795)	(54,795)
Currency translation adjustment	-	-	-	-	-	(143,714)	(143,714)

Balance, December 31, 2010	18,925,549	$189,256	$211,376,381	$-	$(71,781,163)	$(490,806)	$139,293,668

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(8,774,956)	$(10,459,034)	$(68,165)

Adjustments to reconcile net loss to net cash (used in) from operating activities:

Depreciation and amortization	1,313,811	612,633	700,268
Stock-based compensation expense	3,799,031	7,068,273	5,922,741
Provision for bad debt	407,961	-	667,846
Change in deferred tax assets	(29,798)	4,586,034	(1,253,229)
Excess tax benefit from the exercise of stock options	(164,969)	(436,828)	(1,770,682)
Other non-cash items	(20,854)	192,679	33,133
Changes in assets and liabilities:
Accounts receivable	(1,314,846)	1,943,833	8,974,266
Inventories	(1,674,508)	5,198,413	(3,149,571)
Other current assets	1,333,033	436,843	(1,483,703)
Other assets	(54,797)	(117,296)	103,559
Accounts payable	(803,238)	(1,068,386)	1,259,472
Accrued liabilities	2,544,790	3,318,500	(3,503,136)
Deferred revenue	(1,020,566)	(956,041)	376,310
Net cash (used in) from operating activities	(4,459,906)	10,319,623	6,809,109

Investing activities:
Purchases of property and equipment	(3,840,846)	(21,016,646)	(13,675,228)
Purchases of available-for-sale investments	-	-	(1,250,000)
Purchases of marketable securities	(12,032,241)	-	-
Purchases of short-term investments	(12,013,707)	(25,000,000)	-
Proceeds from sale of available-for-sale investments	-	-	38,085,000
Proceeds from sale of marketable securities	2,125,000	725,000	-
Proceeds from sale of short-term investments	25,000,000	-	-
Net cash (used in) from investing activities	(761,794)	(45,291,646)	23,159,772

Financing activities:
Proceeds from the exercise of stock options and warrants	102,354	151,897	429,509
Excess tax benefit from the exercise of stock options and warrants	164,969	436,828	1,770,681
Costs incurred related to issuance of common stock	-	-	(59,600)
Costs incurred related to purchase of stock for treasury	-	(258,490)	(5,968,682)
Proceeds from short-term borrowings on credit facilities	-	6,000,000	6,000,000
Payments on short-term borrowings on credit facilities	-	(12,000,000)	-
Net cash (used in) from financing activities	267,323	(5,669,765)	2,171,908

Effect on exchange rate changes on cash and cash equivalents	108,513	(10,869)	-

Net (decrease) increase in cash and cash equivalents	(4,845,864)	(40,652,657)	32,140,789
Cash and cash equivalents, beginning of the period	81,948,482	122,601,139	90,460,350
Cash and cash equivalents, end of the period	$77,102,618	$81,948,482	$122,601,139

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$59,172	$36,493	$923,993

Supplemental disclosure of noncash financing and investing activities:

Issuance of stock for employer 401(k) matching contribution	$573,580	$543,079	$644,468
Unrealized (loss) gain on marketable securities, net of taxes	$(54,795)	$380,910	$(588,166)

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

In the ordinary course of accounting for the items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

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

The components of our cash and cash equivalents and short-term investments as of December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
Cash and cash equivalents:
Cash	$ 77,102,618	$ 81,948,482
Total cash and cash equivalents	$ 77,102,618	$ 81,948,482

Short-term investments:
Available-for-sale	$ -	$ 25,000,000
Held-to-maturity (less than one year to maturity)	12,013,707	-
Total short-term investments	$ 12,013,707	$ 25,000,000

Marketable Securities and Other Investments

Investment securities, which primarily consist of corporate preferred securities, state and municipal auction-rate securities, and variable rate demand obligations, are classified as “available-for-sale” or “marketable securities” under Debt and Equity Securities Topic of the FASB Accounting Standards Codification and are recorded at fair market value. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If the loss is other-than-temporary, it is separated into two amounts, one amount representing a credit loss and the other representing an impairment due to all other factors. The amount representing a credit loss is recorded in earnings, while the remaining impairment is recorded as a component of accumulated other comprehensive income (loss), as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis. We determined that the fair value of our auction-rate securities (“ARS”) was temporarily impaired as of December 31, 2010 and 2009. We recorded an unrealized loss of $55,000, unrealized gain of $381,000, and unrealized loss of $588,000, net of tax effects, in accumulated other comprehensive income (loss) in stockholders’ equity for the years ended December 31, 2010, 2009, and 2008, respectively.

Our marketable securities are comprised of ARS and United States and corporate bonds. The ARS and bonds we invest in are high quality securities, none which are mortgaged-backed. In the first quarter of 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. In the years ended December 31, 2010, 2009, and 2008, we sold $2.1 million, $0.7 million, and $38.1 million, respectively. The amortized cost basis of our holdings of ARS at December 31, 2010 was $2.2 million. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market, if any. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current marketable securities as of December 31, 2010.

To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We have also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended December 31, 2010. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of December 31, 2010, we do not intend to sell the ARS and, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the entire cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2010. For the year ended December 31, 2010, we marked to market our ARS and recorded an unrealized loss of $55,000, net of taxes, in accumulated other comprehensive (loss) income in stockholders’ equity to reflect the cumulative temporary impairment of approximately $0.3 million, net of taxes, on our ARS as of December 31, 2010.

The components of our marketable securities and other investments as of December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
Marketable securities and other investments:
Auction-rate securities	$ 1,814,720	$ 4,024,313
Held-to-maturity other investments	12,035,477	-
Total marketable securities and other investments	$ 13,850,197	$ 4,024,313

Accounts Receivable Reserve

We maintain an allowance for losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and/or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. If the data we use to calculate these estimates do not properly reflect reserve requirements, then we would make a change in the allowances in the period in which such a determination is made and revenues in that period could be affected. Accounts receivable allowance activity consisted of the following for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31,	2010	2009	2008

Balance at beginning of year	$786,797	$1,235,005	$1,470,360
Additions	407,961	-	667,846
Write-offs/deductions	(361,559)	(448,208)	(903,201)
Balance at end of year	$833,199	$786,797	$1,235,005

Inventories

We value inventories at the lower of cost (first in, first-out method) or market, and include material, labor and manufacturing overhead. At December 31, 2010 and 2009, inventories consisted of the following:

At December 31,	2010	2009

Raw materials	$5,420,609	$4,365,150
Work in process	1,471,285	361,931
Finished goods	6,129,378	6,399,271
	$13,021,272	$11,126,352

Our policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in our finished goods inventory are $1.4 million in 2010 and $1.8 million in 2009 of demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in this demand could have a significant impact on the value of our inventory and our reported operating results.

At December 31, 2010 and 2009, we had $601,000 and $0 of consumer product inventory held on consignment.

Property and Equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land and construction in progress assets are not depreciated.  At December 31, 2010 and 2009, property and equipment consisted of the following:

			Estimated
At December 31,	2010	2009	Useful Life

Land	$ 10,680,000	$ 10,680,000
Building	24,505,574	-	39 years
Machinery and equipment	2,700,264	2,100,331	3 - 7 years
Furniture and fixtures	5,455,054	3,364,989	7 years
Leasehold improvements	40,612	537,648	Shorter of estimated useful life or term of lease
Construction in progress	-	23,385,614
	43,381,504	40,068,582

Less accumulated depreciation	6,216,198	5,439,172

Total	$ 37,165,306	$ 34,629,410

On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility.  Construction of the building was completed and the building was placed into service during the first quarter of 2010.  We financed the project by using cash on hand.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) guidance on revenue recognition. The SEC’s guidance requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any applicable warranty costs expected to be incurred.

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

Revenues from the sale of service contracts are deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with applicable SEC and EITF guidance, based on the relative fair market value of each element.

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

In the past, we received funded product development revenue from the development agreements with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson Company (Johnson & Johnson) and The Procter & Gamble Company (P&G) and its wholly owned subsidiary, The Gillette Company (Gillette). For both Johnson & Johnson and Gillette, we received payments in accordance with the work plans that were developed with both Johnson & Johnson and Gillette. We recognized revenue under the contracts as costs were incurred and services were rendered. We record any amounts received in advance of costs incurred and services rendered as deferred revenue. Payments were not refundable if the development was not successful.

We include reimbursed shipping and handling costs in revenue with the offsetting expense included in selling and marketing expense. Included in revenues are $260,000, $222,000 and $244,000 of reimbursed shipping and handling costs during the years ended December 31, 2010, 2009, and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008, we have $207,000, $265,000, and $316,000 of shipping and handling costs included in selling and marketing expense.

Product Warranty Costs

We typically offer a one year warranty for our base systems. Warranty coverage provided is for labor and parts necessary to repair systems during their warranty period.  We account for the estimated warranty cost of the standard warranty coverage as a charge to cost of revenue when revenue is recognized.  Factors that affect our warranty reserves include the number of units sold, historical and anticipated product performance and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage, and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2010 and 2009.

At December 31,	2010	2009

Warranty accrual, beginning of year	$ 596,210	$ 856,158
Charged to costs and expenses relating to new sales	955,198	841,784
Costs of product warranty claims\change in estimate	(1,022,034)	(1,101,732)
Warranty accrual, end of year	$ 529,374	$ 596,210

Research and Development Expenses

We charge research and development expenses to operations as incurred.

Advertising costs

Advertising costs are included as part of selling and marketing expense and are expensed as incurred. Advertising expense for the years ended December 31, 2010, 2009, and 2008, were $361,000, $530,000 and $557,000, respectively.

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

The reconciliation of basic and diluted weighted average shares outstanding is as follows:

At December 31,	2010	2009	2008

Basic weighted average common shares outstanding	18,548,548	18,094,914	18,160,700
Potential common shares pursuant to stock options, SARs and warrants	-	-	-

Diluted weighted average common shares outstanding	18,548,548	18,094,914	18,160,700

For the years ended December 31, 2010, 2009, and 2008, 2.7 million, 3.4 million, and 3.8 million, respectively, weighted average stock options, stock-settled stock appreciation rights, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled stock appreciation rights, and warrants would have been antidilutive.

Stock based compensation

We recognize stock-based compensation expense in accordance with the revised share-based payment guidance.  This guidance requires share-based payments to employees, including grants of employee stock options and stock-settled stock appreciation rights (SARs), to be recognized in the statement of operations based on their fair values at the date of grant.

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

In October 2009, our board of directors reviewed our outstanding equity compensation arrangements and determined to provide our management, employees and directors with appropriate incentives to achieve our business and financial goals while at the same time minimizing the accounting costs of these incentives and reducing the overhang caused by stock options that are significantly underwater. As a result of this review and determination, in October 2009, our board approved a stock option exchange program for some of our significantly underwater options. As part of this program, during the fourth quarter of 2009 we provided certain employees, officers and directors who were previously granted stock options for the purchase of a total of 650,500 shares of our common stock with exercise prices of $24.63 and $26.00 per share with the opportunity to exchange these options to (i) reduce the number of shares that are the subject of these options based on a conversion ratio which will not create (or will minimize to the maximum extent possible) any incremental stock-based compensation expense on the date of amendment (the “Amendment Date”), (ii) reduce the exercise price to an amount equal to the closing price of our common stock on The Nasdaq Global Select Market on the Amendment Date and (iii) extend the expiration date until 10 years from the Amendment Date. In addition, certain participants in this program were granted a total of 382,402 fully vested shares of restricted common stock under our 2004 Stock Incentive Plan which was equal to the difference between the number of shares of common stock that was the subject of the stock option initially granted under the 2004 Stock Incentive Plan and the number of shares evidenced by the option following the amendment. In the fourth quarter of 2009, we incurred a one-time stock-based compensation charge of $3.5 million as a result of these restricted stock awards.

During the years ended December 31, 2010, 2009, and 2008, we granted SARs to employees and directors totaling 8,000, 198,500 and 350,000, respectively. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. We are recognizing related compensation expense on a straight-line basis over the four year period.

On December 13, 2010, we granted 307,000 restricted stock awards to employees and directors at a fair market value of our common stock on the date of grant of $12.76 and which become vested over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  We are recognizing related compensation expense on a straight-line basis over the four year period.

We use the Black-Scholes option pricing model to estimate the fair value of stock option and SAR grants. Key input assumptions used to estimate the fair value of stock options and SARs include the exercise price of the award, the expected option term, the expected volatility of our stock over the option or SARs expected term, the risk-free interest rate over the option or SARs expected term and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options or SARs granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and currently have no intention to pay cash dividends. The fair value of each award, including options granted under the stock option exchange program, was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended December 31,	2010	2009	2008

Risk-free interest rate	1.66%	1.73%	2.05%
Expected dividend yield	-	-	-
Expected lives	3.0 years	4.1 years	3.0 years
Expected volatility	60%	57%	44%
Grant date fair value of awards granted during period	$6.17	$5.23	$4.32

Based on our historical turnover rates, we assumed an annual estimated forfeiture rate of 3% when we calculated the estimated compensation cost for the year ended December 31, 2010. A recovery of prior expense will be recorded if the actual forfeitures are higher than estimated and vice versa. Ultimately, we will only recognize compensation expense for those awards that actually vest.

The cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.

Concentration of Credit Risk

The FASB requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, short-term investments, marketable securities, and accounts receivable. We place cash and cash equivalents, short-term investments, and marketable securities in established financial institutions. We have no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Our trade accounts receivable are primarily from sales to end users and distributors servicing the medical and beauty industry, and reflect a broad domestic and international base. We maintain an allowance for potential credit losses. Our accounts receivable credit risk is not concentrated within any one geographic area or customer group. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in our accounts receivable.

Contingencies

In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2010, we have not recorded any material loss contingencies.

Disclosures About Fair Value of Financial Instruments

In September 2006, the FASB issued new guidance on fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and we adopted this guidance on January 1, 2008.  In February 2008, the FASB issued an update to the fair value measurement guidance.  This guidance permitted the delayed application of the fair value measurement guidance for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new disclosures and clarifications of existing disclosures were effective for our first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for our first quarter of fiscal year 2011. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Other than requiring additional disclosures, the adoption of this new guidance has not and is not expected to have a material impact on our consolidated results of operations and financial position.

We performed an analysis of our investments held at December 31, 2010 and December 31, 2009 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

The FASB’s fair value measurement guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

•	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009.

Assets	Fair Value as of December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Short-term investments	$12,014	$-	$-	$12,014
Auction-rate preferred securities	-	-	848	848
Auction-rate municipal securities	-	-	966	966
Other investments	12,035	-	-	12,035
Total	$24,049	$-	$1,814	$25,863

Assets	Fair Value as of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Short-term investments	$25,000	$-	$-	$25,000
Auction-rate preferred securities	-	-	2,622	2,622
Auction-rate municipal securities	-	-	1,402	1,402
Total	$25,000	$-	$4,024	$29,024

At December 31, 2010, the par value of the auction-rate preferred securities and auction-rate municipal securities were $0.9 million and $1.3 million, respectively. At December 31, 2009, the par value of the auction-rate preferred securities and auction-rate municipal securities were $2.9 million and $1.5 million, respectively. As described in more detail below, all of our auction-rate securities have unrealized losses which have been recorded in accumulated other comprehensive loss.

There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

In addition to the auction-rate preferred securities and auction-rate municipal securities discussed above, at December 31, 2010, we had $12.0 million of marketable securities and other investments classified as held-to-maturity securities which included $10.0 million in U.S. agency bonds and $2.0 million in corporate bonds.  The maturity dates range from 1 to 2 years.  The amortized cost of these investments approximates fair market value.

At December 31, 2010, we held $12.0 million of short-term investments which included $6.0 million in commercial paper, $4.0 million in U.S. agency bonds, and $2.0 million in U.S. Treasuries.  The maturity dates range from 91 days to 1 year.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the year ended December 31, 2010.

(In thousands)	Auction-rate preferred securities	Auction-rate municipal securities	Total

Balance at December 31, 2009	$2,622	$1,402	$4,024
Net transfers in/(out)	-	-	-
Net sales	(1,925)	(200)	(2,125)
Gains/(losses)
Realized	-	-	-
Unrealized	151	(236)	(85)
Balance at December 31, 2010	$848	$966	$1,814

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer. We continue to receive regular dividends from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Beginning in February 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of December 31, 2010 and 2009.

The estimated fair value of our holdings of ARS at December 31, 2010 was $1.8 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended December 31, 2010 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of December 31, 2010, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2010.

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

Foreign Currencies

In accordance with the FASB’s guidance on foreign currency translation, the financial statements of subsidiaries outside the United States are measured using the foreign subsidiary’s local currency as the functional currency. We translate the assets and liabilities of our foreign subsidiaries at the exchange rate in effect at the end of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) included in stockholders’ equity. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense). For the years ended December 31, 2010 and 2009, we recognized foreign currency transaction gains of $298,000 and $534,000, respectively which was included in other income (expense). For the year ended December 31, 2008, we recognized foreign currency transaction losses of $317,000 which was included in other income (expense).

Comprehensive Income (Loss) and Accumulated Other Comprehensive (Loss) Income

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of December 31, 2010 and 2009 are as follows:

At December 31,	2010	2009

Unrealized loss on marketable securities, net of taxes	($262,051)	($207,256)
Foreign currency translation adjustment	(228,755)	(85,041)
Total accumulated other comprehensive loss	($490,806)	($292,297)

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

Recently issued accounting standards

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for our first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for our first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this new guidance has not and is not expected to have a material impact on our consolidated results of operations and financial position.

Revenue Arrangements That Include Software Elements/ Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU No. 2009-14 – Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) (ASU 2009-14). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance. ASU 2009-14 is effective for fiscal years that begin on or after June 15, 2010. The impact of adoption was not material to our results of operations and financial position.

During the first quarter of fiscal 2010, we adopted the guidance of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB ASC, Subtopic 605-25, which is the revenue recognition guidance for multiple-element arrangements.  The impact of adoption was not material to fiscal 2010, and if this new standard had been applied in the same manner in fiscal 2009, the impact would not have been material to fiscal 2009.

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

The following table represents percentages of product and service revenue by geographical region for 2010, 2009, and 2008:

Year ended December 31,	2010	2009	2008

North America	59%	61%	68%
Europe	19%	18%	15%
South and Central America	6%	7%	8%
Australia	5%	6%	1%
Japan	4%	3%	3%
Middle East	4%	3%	3%
Asia / Pacific Rim	3%	2%	2%

Total	100%	100%	100%

Note 3 — Income Taxes

We provide for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes. The provision for (benefit from) income taxes in the accompanying consolidated statements of operations consists of the following:

Year ended December 31,	2010	2009	2008
Federal:
Current	$210,090	$(499,655)	$1,110,598
Deferred	-	3,852,211	(1,469,428)
	210,090	3,352,556	(358,830)
State:
Current	92,505	497,245	434,910
Deferred	-	577,309	(66,157)
	92,505	1,074,554	368,753

Foreign:
Current	-	12,138	-
Deferred	-	-	-
	-	12,138	-

Total	$302,595	$4,439,248	$9,923

Loss before income tax provision for (benefit from) income taxes consists of the following:

Year ended December 31,	2010	2009	2008

Domestic	$(7,706,018)	$(6,509,581)	$616,844
Foreign	(766,343)	489,795	(675,086)
Total	$(8,472,361)	$(6,019,786)	$(58,242)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Year ended December 31,	2010	2009	2008

Income tax benefit at federal statutory rate	(34.0%)	(34.0%)	(34.0%)
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	(1.8)	(2.3)	437.7
Decrease in federal statutory rate	-	-	167.1
Federal research credit	(1.1)	(4.6)	(837.0)
Foreign rate differential	(0.3)	(0.4)	42.8
Foreign rate differential – valuation allowance	3.4	(2.1)	358.4
Change in valuation allowance	32.1	112.1	-
Permanent items	5.3	5.1	(118.0)
Provision for income taxes	3.6%	73.8%	17.0%

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

At December 31,	2010	2009

Net operating loss carry forwards	$3,124,816	$1,834,923
Nondeductible accruals	1,527,731	1,417,837
Nondeductible reserves	1,434,439	1,527,944
Stock based compensation	2,659,534	2,504,339
Tax credits	606,918	250,304
Valuation allowance	(9,353,438)	(7,535,347)
Total	$-	$-

Under the FASB’s guidance, we only recognize a deferred tax asset for the future benefit of our tax losses, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In 2010, we incurred operating losses in foreign jurisdictions.  In 2009, we had operating income in foreign jurisdictions that was offset by fully reserved NOL carryovers in these foreign jurisdictions.  Even though we recognized income in 2009 in foreign jurisdictions, we believe that it is more likely than not that the associated tax asset will not be utilized. Therefore, we have established and maintained a full valuation allowance in 2010 and 2009 on this deferred tax asset.

In 2010 and 2009, we recorded a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered all available positive and negative evidence, giving greater weight to the recent current loss, the absence of taxable income in the carry back period and the uncertainty regarding our ability to project financial results in future periods.

In addition to the tax assets described above, we have deferred tax assets totaling approximately $21.7 million, resulting from the exercise of employee stock options. Recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity. For 2010, 2009, and 2008, the impact to paid-in capital resulting from the exercise and expiration of employee stock options was $0.2 million, $0.4 million, and $1.8 million, respectively.

At December 31, 2010, we had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss and tax credit carry forwards of approximately $56.6 million and $5.8 million, respectively, to be used to offset future taxable income. These net operating loss carry forwards and tax credits are primarily attributable to the excess tax benefit of stock option grants and will expire through 2030. We also have $1.0 million of foreign net operating loss carry forwards.

At the adoption date of the FASB’s guidance on accounting for uncertainty in income taxes on January 1, 2007, we had $2.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2010, we have $2.9 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

A reconciliation of our total gross unrecognized tax benefits for the years ended December 31, 2010 and 2009 is below.

At December 31,	2010	2009
Balance at beginning of year	$3,032,220	$ 3,221,067
Tax positions related to current year:
Increases related to positions taken in current year	146,811	169,803
Decrease related to positions taken during prior year	(98,923)	(75,060)
Decreases related to settlements	(12,415)	-
Decrease resulting from statute expiration	(305,261)	(283,590)
Balance at end of year	$2,762,432	$3,032,220

We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, we had approximately $140,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

Note 4 — 401(k) Plan

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

During 2010, 2009, and 2008, we matched in Palomar common stock 50% of all employee contributions by issuing 38,993, 52,154, and 53,779 shares of common stock, respectively, to the 401(k) Plan in satisfaction of our employer match for employee contributions. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2010, 93,659 shares of common stock remained available for issuance thereunder. For the years ended December 31, 2010, 2009, and 2008, we recognized $574,000, $543,000, and $644,000, respectively, as compensation expense related to the 401(k) Palomar common stock match.

Note 5 — Accrued Liabilities

At December 31, 2010 and 2009, accrued liabilities consisted of the following:

At December 31,	2010	2009

Payroll and employee benefits	$ 6,461,523	$ 5,480,310
Royalties	1,461,958	1,077,083
Commissions	993,995	916,652
Professional fees	688,233	531,060
Warranties	529,374	596,210
Other	607,498	358,364
Total	$10,742,581	$ 8,959,679

Note 6 — Commitments and Contingencies

Operating lease and purchase commitments

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments.

Through August 2010, we leased our old facility totaling approximately 69,000 square feet of office, manufacturing and research space in Burlington, Massachusetts. The lease for this facility was to expire in August 2009.  However, we negotiated a 12 month lease extension, expiring in August 2010, at an increase over our then current rate to coordinate the timing between the construction of our new operational facility and the expiration of our current facility lease.  We also lease the following space as office and service space for our foreign subsidiaries:

Location	Lease Expiration	Square Footage

The Netherlands	April 2013	15,400
Australia	October 2012	1,700
Japan	April 2012	2,150

We believe that all facilities are in good condition and are suitable and adequate for our current operations.  Rent expense is expected to be approximately $0.3 million in 2011.

On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility. The construction of the building was completed during the first quarter of 2010. As of December 31, 2010, the cost of the new operational facility was $24.5 million. We financed this project by using cash on hand.

The following table summarizes our estimated contractual cash obligations as of December 31, 2010, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing:

At December 31,	2011	2012	2013	Thereafter
Operating leases	$169,000	$70,000	-	-

We incurred rent expense of $1.4 million, $1.7 million, and $1.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.   During the first quarter of 2010, we vacated our old facility in Burlington, Massachusetts and incurred a charge of $1.2 million relating to the write-off of our remaining lease obligation.

In December 2008, we secured access to a revolving note through December 17, 2013. On February, 12, 2010, we cancelled this revolving note.

Royalties

We are a party to three patent license agreements with MGH whereby we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. For the years ended December 31, 2010, 2009, and 2008, approximately $2.9 million, $2.4 million, and $5.0 million of royalty expense, respectively, was incurred under these agreements.

Litigation

In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. At December 31, 2010, we have not recorded any material loss contingencies.

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

In February 2008, we filed a request for reexamination and then an amended request for reexamination of Candela's ‘222 patent with the Patent Office.  In our request, we argued that Candela's ‘222 patent is unpatentable over our own United States Patent No. 6,605,080 alone or in combination with other prior art.  About the same time, we filed a motion to stay all proceedings in this action related to the ‘222 patent pending resolution of the amended request for reexamination of the ‘222 patent.  In March 2008, the Patent Office granted our request for reexamination of the ‘222 patent.   On June 11, 2008, the Court ordered the parties to report back to the Court after the Patent Office made its decision in the reexamination of the ‘222 patent, after which a claim construction hearing (i.e., a Markman Hearing) would be scheduled for both the ‘222 and ‘395 patents. On June 12, 2008, the parties informed the Court that the total time the reexamination will remain pending is not known.  On January 19, 2010, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘222 patent which closes the reexamination proceeding on the ‘222 patent. If this lawsuit is re-started, we will continue to defend the action vigorously and believe that we have meritorious defenses of non-infringement, invalidity and inequitable conduct. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe in the United States. We could also be ordered to stop selling any products in the United States that are found to infringe.

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

On September 23, 2009, we filed a motion to lift the stay and reopen the lawsuit.  On October 6, 2009, Syneron filed their opposition to our motion to lift the stay, and on October 9, 2009, we filed our response to their opposition.    On November 13, 2009, the Judge re-opened the case and a scheduling hearing took place on January 6, 2010.  The parties are in discovery.  A claim construction hearing (also known as a Markman hearing) was held November 17, 2010.  The judge has not yet issued her ruling.    No trial date has yet been set.

Tria Beauty, Inc., Massachusetts Litigation

On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the ‘844 patent, which is exclusively licensed to us by MGH.  Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  We filed a reply denying the material allegations of the counterclaims.  On September 21, 2009, following successful re-examination of the ‘568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the ‘568 patent, which is also exclusively licensed to us by MGH.  Our motion also included adding MGH as a plaintiff in the lawsuit.  Tria did not oppose the motion and the Judge granted the motion on October 8, 2009.  A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and we received what we consider to be a favorable ruling on October 13, 2010.  On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct.  The parties are in discovery.  No trial date has yet been set.

Asclepion Laser Technologies GmbH, German Litigation

On October 13, 2010, we commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief.  The complaint alleged that Asclepion's MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Numbers 5,595,568 and 5,735,844.  On October 29, 2010, Asclepion asked the court to stay its proceedings until a final decision is rendered by the Court of Rome in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation below) and until a final decision in the opposition proceedings is rendered by the European Patent Office.  On December 7, 2010, we opposed Asclepion’s request for a stay.  On December 22, 2010, Asclepion filed a brief in support of its request for a stay.  On December 1, 2010, we filed a request for a preliminary injunction against Asclepion’s new MeDioStar  NeXt product.  On December 17, 2010, Asclepion opposed our request for a preliminary injunction.  On December 16, 2010, Asclepion filed an intervention to the opposition appeal proceedings concerning patent EP 0 806 913 requesting that the patent be revoked in its entirety.  On January 19, 2011, we revoked our request for a preliminary injunction, and on January 20, 2011, we agreed to Asclepion’s request for a stay of this lawsuit.  On January 31, 2011, the District Court of Düsseldorf stayed this lawsuit until a final decision is rendered by the Court of Rome in Italy.

Asclepion Laser Technologies GmbH, Italian Litigation

On October 22, 2010, we were served with an International Summons for a lawsuit filed September 20, 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy.  In this suit, Asclepion asks the Italian court to declare that Asclepion's MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent numbers 5,595,568 and 5,735,844.  We believe the Court of Rome lacks jurisdiction over the German claims of these European Patents and intend to file a request to the Italian Supreme Court to establish lack of international jurisdiction of the Italian Courts for deciding infringement of the non-Italian parts of the European patents.

Note 7 – Notes Payable

In December 2008, we secured access to a revolving note through December 17, 2013. On February 12, 2010, we cancelled this revolving note. Prior to this cancellation, we had access to $30 million through December 16, 2010. The credit limit would have subsequently been reduced to $26 million, $22 million, and $18 million on December 17, 2010, December 17, 2011, and December 17, 2012, respectively. Outstanding balances on the revolving note bore interest at a rate equal to the sum of the LIBOR Advantage rate plus 0.75% per annum. At December 31, 2010 and 2009, we had no outstanding debt of $0 million. Any outstanding debt was due on December 17, 2013. On January 2, 2009, we repaid the $6 million borrowed as of December 31, 2008.

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

Note 8 — Stockholders’ Equity

Common Stock

During 1998, we sold 1,457,142 shares of our common stock to a group of investors for $10,200,000. At the time of this transaction in 1998, short sellers were a significant problem for the Company, which was struggling financially. In an effort to inhibit short selling, we elected to encourage this group of investors to maintain their form of ownership as certificated stock in their own names, which we believed would work to prevent the investors from lending their shares to short sellers. Under the terms of this private placement, we are obligated to pay the investors a fee of 5% per annum (payable quarterly) of the dollar value invested in Palomar as long as the investors continue to hold their common stock in their name. As of December 31, 2008, there were three individuals who received this fee and none of whom has any other relationship with the Company.  During 2008, we paid $59,600 related to this fee. These amounts have been charged to additional paid-in capital.

Preferred Stock

Our Second Restated Certificate of Incorporation provides for, and our board of directors and stockholders authorized, 1,500,000 shares of $0.01 par value preferred stock. We have designated 100,000 shares as Series A Participating Cumulative Preferred Stock (“Series A”) in connection with the Rights Agreement discussed below. No shares of Series A have been issued. However, upon issuance, the Series A will be entitled to vote, receive dividends, and have liquidation rights. The remaining authorized preferred stock is undesignated and our board of directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders.

Rights Agreement

In April 1999, we adopted a shareholder rights plan (“Rights Plan”). The Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the Rights Plan, our board of directors declared a dividend distribution of one right for each share of common stock outstanding until the rights become exercisable. Each right entitles the registered holder to purchase from us seven one-thousandths (7/1000th) of a share of Series A Participating Cumulative Preferred Stock (“Series A shares”) for $56, adjusted for certain events. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer for 15% or more of our common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of Series A shares equivalent to the number of shares of our common stock, which have a market value of twice the purchase price of the right. In the event that we are acquired in a merger or other business combination transaction or more than 50% of our assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the $56 purchase price. The rights will not be exercisable until certain events occur. Our board of directors may elect to terminate the rights under certain circumstances. On October 28, 2008, we amended and restated the April 1999 shareholder rights agreement to (i) extend the expiration date to October 28, 2018, (ii) increase the purchase price to $200.00, (iii) amend the definition of “Acquiring Person” to exclude a “Person” qualified to file Schedule 13G as provided in the definition, (iv) amend the recitals to take account of the “Recapitalization” that occurred May 7, 1999, and (v) make any other additional changes deemed necessary.  For more information, please see the Amended and Restated Rights Agreement dated October 28, 2008 filed as an exhibit to our Current Report on Form 8-K filed October 31, 2008.

Note 9 — Stock Incentive Plans and Warrants

Stock Options

We have several stock option plans and incentive stock plans (the “Plans”) providing for the issuance of a maximum of 9,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”), nonqualified stock options, stock-settled stock appreciation rights (“SARs”) or restricted stock awards (“RSAs”). Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Palomar stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by our board of directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). Our board of directors, in its discretion, may convert the optionee’s ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

The following table summarizes all stock option activity for the year ended December 31, 2010:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2009	2,770,917	$0.90 - $24.63	$13.46	6.48	$1,677,703
Granted	-	-	-
Exercised	(24,977)	1.00 - 9.15	2.70
Canceled	-	-	-
Outstanding, December 31, 2010	2,745,940	$0.90 - $24.63	$13.55	5.51	$4,357,420
Exercisable, December 31, 2010	2,549,066	$0.90 - $24.63	$13.57	5.38	$4,180,233
Vested and expected to vest at December 31, 2010	2,745,651		$13.55	5.51	$4,357,189
Available for future issuances under the plans as of December 31, 2010	298,509

The total intrinsic value for options exercised during the years ended December 31, 2010, 2009, and 2008 was $263,413, $416,485, and $1,494,579, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $7.28	168,351	1.40 years	$2.56	168,351	$2.56
8.23 - 10.72	244,431	8.88 years	9.15	244,431	9.15
13.31 - 13.31	1,282,500	7.16 years	13.31	1,085,626	13.31
13.66 - 24.63	1,050,658	3.38 years	16.64	1,050,658	16.64

$0.90 - $24.63	2,745,940	5.51 years	$13.55	2,549,066	$13.57

In October 2009, our board of directors reviewed our outstanding equity compensation arrangements and determined to provide our management, employees and directors with appropriate incentives to achieve our business and financial goals while at the same time minimizing the accounting costs of these incentives and reducing the overhang caused by stock options that are significantly underwater. As a result of this review and determination, in October 2009, our board approved a stock option exchange program for some of our significantly underwater options. As part of this program, we provided certain employees, officers and directors who were previously granted stock options for the purchase of a total of 650,500 shares of our common stock with exercise prices of $24.63 and $26.00 per share with the opportunity to exchange these options to (i) reduce the number of shares that are the subject of these options based on a conversion ratio which will not create (or will minimize to the maximum extent possible) any incremental stock-based compensation expense on the date of amendment (the “Amendment Date”), (ii) reduce the exercise price to an amount equal to the closing price of our common stock on The Nasdaq Global Select Market on the Amendment Date and (iii) extend the expiration date until 10 years from the Amendment Date. In addition, certain participants in this program were granted a total of 382,402 fully vested shares of restricted common stock under our 2004 Stock Incentive Plan which was equal to the difference between the number of shares of common stock that was the subject of the stock option initially granted under the 2004 Stock Incentive Plan and the number of shares evidenced by the option following the amendment. On November 30, 2009, 635,500 stock options with exercise prices of $24.63 and $26.00 were exchanged for 247,892 stock options with an exercise price of $9.15, the closing price of our common stock.  In the fourth quarter of 2009, we incurred a one-time stock-based compensation charge of $3.5 million as a result of these restricted stock awards.

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

On February 29, 2008, we granted 1,315,000 stock options to employees and directors with exercise prices equal to the fair market value of our common stock on the date of grant of $13.31, and which expire ten years from the date of grant. 700,000 of these options vested immediately on the date of grant while the remaining 615,000 vest annually over a three-year period. On May 14, 2008, 472,734 ISOs granted on February 29, 2008 were modified for non-qualified option (“NQ”) treatment. These modified NQs have the same terms and conditions as the ISOs granted on February 29, 2008. There was no additional compensation expense created by the modification. Total unamortized stock-based compensation expense related to these options as of December 31, 2010 is $0.1 million.

Stock-Settled Stock Appreciation Rights

SARs are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. We have awarded stock-settled SARs since 2007. The conversion price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. The SARs become exercisable over a four-year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense is being recognized over the four-year period on a straight-line basis. Total unamortized stock-based compensation expense related to these awards as December 31, 2010 is $3.0 million which will be recognized over a weighted average period of 1.5 years.

On August 10, 2009 and August 10, 2010, 143,184 and 141,834 SARs, respectively that were granted on August 10, 2007 vested. As the fair market value of our common stock on August 10, 2009 and August 10, 2010 was less than the SARs’ conversion price, these SARs expired without any benefit to the grantees.

On May 5, 2010, 2,200 SARs that were granted on May 5, 2008 vested.  As the fair market value of our common stock on May 5, 2010 was greater than the SARs’ conversion price, these SARs were converted.  On August 16, 2010, 102,753 SARs that were granted on August 16, 2008 vested.  As the fair market value of our common stock on August 16, 2010 was greater than the SARs’ conversion price, these SARs were also converted.

For the year ended December 31, 2010, we granted 8,000 SARs.

The following table summarizes the SARs activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	809,216	$9.53	1.75	$1,684,805
Granted	8,000	5.03
Converted	(104,953)	7.92
Canceled\Expired	(148,101)	14.23
Outstanding, December 31, 2010	564,162	$8.53	1.48	$3,233,361
Vested, December 31, 2010	-	-	-	-

SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price

$5.03 - $5.13	205,500	1.89 years	$ 5.13
5.44 - 7.97	216,846	1.13 years	7.91
14.40 - 14.40	141,816	0.61 years	14.40

$5.03 - $14.40	564,162	1.48 years	$ 8.53

Restricted Stock Awards

The following table summarizes the RSAs activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2009	-	$ -
Granted	307,000	12.76
Vested	-	-
Canceled	-	-
Nonvested, December 31, 2010	307,000	$ 12.76

In the fourth quarter of 2009, we awarded 382,402 fully vested shares of restricted common stock. We incurred a one-time stock-based compensation charge of $3.5 million as a result of these restricted stock awards. As of December 31, 2009, there was no unrecognized compensation costs related to restricted stock.

In the fourth quarter for 2010, we awarded 307,000 shares of restricted common stock which vest over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  The related compensation expense is being recognized over the four-year period on a straight-line basis. Total unamortized stock-based compensation expense related to these awards as December 31, 2010 is $3.6 million which will be recognized over a weighted average period of 4.0 years.

Warrants

The following table summarizes all warrant activity for the year ended December 31, 2010:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2009	10,000	$2.81	$2.81	0.43	$72,675
Exercised	(10,000)	2.81	2.81
Outstanding, December 31, 2010	-	$ -	$ -	-	$ -
Exercisable, December 31, 2010	-	$ -	$ -	-	$ -

The total intrinsic value for warrants exercised during the years ended December 31, 2010, 2009, and 2008 was $81,275, $0, and $814,938, respectively.

Reserved Shares

At December 31, 2010, we have reserved shares of our common stock for the following:

Stock option and stock appreciation plans	3,310,102
Employee 401(k) plan	93,659
Total	3,403,761

Note 10 — Development and License Agreement with The Gillette Company and New License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)

Effective as of February 14, 2003, we entered into a Development and License Agreement (the “Agreement”) with Gillette to complete the development and commercialization of a home-use, light-based hair removal device for women. In October 2005, P&G completed its acquisition of Gillette. P&G, as the acquiring party, assumed all of Gillette’s rights and obligations under the Agreement. The Agreement provided for up to $7 million in support of research and development to be paid by Gillette over approximately 30 months. Effective as of June 28, 2004, we completed the initial phase of the Agreement and both parties decided to move onto the next phase. Accompanying this decision, we amended the Agreement, whereby Gillette provided $2.1 million in additional development funding to further technical innovations over a 9-month extension of the development phase, which was completed on August 31, 2006 (the “Development Phase”).

On September 29, 2006, in response to a first decision point in the Agreement, Gillette decided to continue with the project. On December 8, 2006, over-the-counter clearance was obtained from the United States Food and Drug Administration for the device and, per the Agreement, Gillette was obligated to make a development completion payment to us of $2.5 million, which was paid on December 26, 2006. We recorded $2.5 million payment as revenue over a 12 month period, as we were obligated to perform additional services to Gillette during that period in consideration for this payment.

Under the Agreement, Gillette was required to conduct approximately 12 months of commercial assessment tests with respect to the device. Based on the commercial assessment tests, Gillette was to decide by January 7, 2008 whether or not to continue with the project (the “Launch Decision”). On February 21, 2007, we announced an amendment to the Agreement to include the development and commercialization of an additional home-use, light-based hair removal device for women, and we also announced that we had executed an amended and restated development and license agreement to incorporate other amendments, including several new amendments to allow for more open collaboration through commercialization. With regard to the additional home-use, light-based hair removal device for women, we completed certain development activities in consultation with Gillette during an eleven month program. Gillette provided us with $1.2 million and an additional $300,000 upon the completion of certain deliverables which we recognized over an eleven month period as costs were incurred and services were provided.

On December 21, 2007, we announced an amendment to the Agreement to extend the Launch Decision until no later than February 29, 2008. During this extension period, we negotiated with Gillette and P&G for a new agreement to replace the existing one. On February 29, 2008, we entered into a License Agreement with P&G and Gillette under which we granted P&G a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement terminated and replaced the Agreement.

For the years ended December 31, 2010, 2009, and 2008, we recognized $0, $0, and $216,000, respectively, of funded product development revenues from P&G and Gillette under the Agreement and various other agreements. As of December 31, 2010 and 2009, there were no advance payments received from P&G and Gillette for which services were not yet provided, under the Agreement and various other agreements.

Under the License Agreement, for the years ended December 31, 2010, 2009, and 2008, we recognized $4.3 million, $5.0 million, and $5.0 million of other revenues from P&G, respectively. Other revenues consists of $1.25 million payments which are quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments are being made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset.  On December 9, 2010, we announced an amendment to the License Agreement with P&G and Gillette. The amendment provides additional funding from each company to meet the common goal of a successful product launch. The amendment does not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch calendar quarterly payments from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched. P&G will apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.   The payments under the amended license agreement are being recognized ratably through the expected launch term.

As of December 31, 2010 and December 31, 2009, there were $0.4 million and $1.25 million of advance payments, respectively received from P&G for which services were not yet provided and were included in deferred revenue.

Note 11 – Joint Development and License agreement with Johnson & Johnson Consumer Companies, Inc.

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

For the years ended December 31, 2010, 2009, and 2008, we recognized approximately $0 million, $1.8 million, and $2.2 million, respectively, of funded product development revenues from Johnson & Johnson. As of December 31, 2010 and 2009, no advance payments had been received from Johnson & Johnson for which services were not yet provided.

Note 12 – Alma Agreement

On April 2, 2007, we announced the resolution of our patent infringement and trade dress lawsuit against Alma Lasers, Inc. through the execution of a Settlement Agreement, a Non-Exclusive Patent License Agreement and a Trade Dress Settlement Agreement. Under the Patent License Agreement, we granted Alma a non-exclusive, royalty bearing license to U.S. Patent Nos. 5,735,844 and 5,595,568 and all corresponding foreign patents and patent applications in the professional field, excluding the consumer field. Alma admitted that their products infringe these patents and that these patents are valid and enforceable. In addition, Alma agreed not to challenge the infringement, validity and enforceability of these patents in the future. The rights included in the Non-Exclusive Patent License Agreement, such as Alma’s agreement not to challenge such infringement, validity, and enforceability, and various other terms and conditions, do not have any stand alone value and they have no substance apart from the ongoing royalty. Alma will pay for royalties and interest due on past sales of their laser and lamp-based hair removal systems beginning with their initial sales in 2003 and a trade dress fee plus interest on past sales of their Harmony and Aria systems. The amounts due to us were determined based on an audit by an independent accounting firm which was completed in the first quarter of 2008. We recognized royalty revenue as amounts became determinable. Under our license agreement with MGH, we pay to MGH 40% of all patent royalty and interest thereof from Alma. Starting on March 30, 2007, Alma began paying us a royalty on sales of its existing and any new light-based hair removal systems later developed.

For the year ended December 31, 2007, we recognized $3.1 million of back-owed royalty revenues, $894,000 of other revenues for trade dress infringement, and $432,000 of interest on back-owed royalties. As the result of the completion of the independent audit during the three months ended March 31, 2008, we recognized $682,000 of back-owed royalty revenues, $248,000 of other revenues for trade dress infringement, and $87,000 of interest on back-owed royalties. At December 31, 2009 and December 31, 2010, we had no deferred revenue related to payments received from Alma.

Note 13 — Quarterly Results of Operations (Unaudited)

The following tables present a condensed summary of quarterly results of operations for the years ended December 31, 2009 and 2010 (in thousands, except per share data).

	2009
Year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$14,648	$15,044	$14,550	$16,330
Cost and expenses	17,108	15,827	15,101	19,859
Net loss	$(1,414)	$(244)	$(297)	$(8,504)
Net loss per share:
Basic	$(0.08)	$(0.01)	$(0.02)	$(0.47)
Diluted	$(0.08)	$(0.01)	$(0.02)	$(0.47)

	2010
Year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$16,000	$15,590	$15,772	$16,359
Cost and expenses	18,609	17,156	18,225	18,922
Net loss	$(2,504)	$(1,695)	$(2,024)	$(2,552)
Net loss per share:
Basic	$(0.14)	$(0.09)	$(0.11)	$(0.14)
Diluted	$(0.14)	$(0.09)	$(0.11)	$(0.14)

This financial information includes several transactions which affect the comparability of the quarterly results for the years ended December 31, 2009 and 2010. For the year ended December 31, 2009, the following transactions are included:

•
Fourth quarter: On November 30, 2009, we awarded 382,402 fully vested shares of restricted common stock. We incurred a one-time stock-based compensation charge of $3.5 million as a result of these restricted stock awards. We also had a $5.2 million provision for income taxes which included a one-time tax charge to establish a valuation allowance against our U.S. deferred tax assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

We carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In conducting their evaluation of the effectiveness of our company’s internal control over financial reporting, our management used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal controls over financial reporting as of December 31, 2010 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited Palomar Medical Technologies, Inc. and subsidiaries’  internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Palomar Medical Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Palomar Medical Technologies, Inc. and subsidiaries and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information contained under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2011 annual proxy statement to be filed prior to April 30, 2011.

We have adopted a code of business conduct and ethics applicable to all of our directors, officers and employees. The code of business conduct and ethics is available on our website, www.palomar.com, on the Investor Relations webpage through our internet site by clicking on the “Investors” link under “About Palomar”.

Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above. To date, no such waivers have been requested or granted.

Item 11. Executive Compensation

On February 8, 2011, the Board of Directors of Palomar Medical Technologies, Inc. (the “Company”) adopted a 2011 Incentive Compensation Program – Executive Officer Level (the “Program”) for fiscal year 2011.  Under the Program, if the Company meets the target results of operations, the Chief Executive Officer would be eligible to receive a cash bonus of up to 60% of his annual base salary. In addition, the Chief Executive Officer would be eligible to receive an additional cash bonus of up to 6.27% of the amount that Palomar exceeds the Target Results of Operations.  Under the Program, if the Company meets the target results of operations, the Chief Financial Officer would be eligible to receive a cash bonus of up to 50% of his annual base salary. In addition, the Chief Financial Officer would be eligible to receive an additional cash bonus of up to 3.35% of the amount that Palomar exceeds the Target Results of Operations.  Under the Program, if the Company meets the target results of operations, the Executive Chairman of the Board of Directors would be eligible to receive a cash bonus of up to 50% of his annual base salary. In addition, the Executive Chairman of the Board of Directors would be eligible to receive an additional cash bonus of up to 2.68% of the amount that Palomar exceeds the Target Results of Operations.

The total cash bonus shall be no more than 200% of each officer’s annual base salary.  The actual amount of eligible cash bonus is subject to a determination by the Compensation Committee as to the officer’s contribution toward achieving the Company’s 2011 Operating Plan.

The information required by this item is incorporated herein by reference to the information contained under the captions “Corporate Governance” and “Information about Executive and Director Compensation” in our 2011 annual proxy statement to be filed prior to April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained under the captions “Information about Executive and Director Compensation” and “Security Ownership of Certain Beneficial Owners and Management” in our 2011 annual proxy statement to be filed prior to April 30, 2011.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the information contained under the caption “Corporate Governance” in our 2011 annual proxy statement to be filed prior to April 30, 2011.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information contained under the caption “Matters to be Considered at Annual Meeting” in our 2011 annual proxy statement to be filed prior to April 30, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the years ended December 31, 2010, December 31, 2009, and December 31, 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, December 31, 2009, and December 31, 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009, and December 31, 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(3)	Listing of Exhibits —

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		8-K	October 31, 2008	4.02

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.5	Second Amended and Restated By-laws	8-K	February 12, 2010	3.1

4.1	Specimen certificate of common stock	10-Q	May 17, 1999	4.1

4.2	Form of rights certificate	8-K	April 21, 1999	4.3

4.3	Amended and Restated Rights Agreement dated as of October 28, 2008 between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent, including Exhibit A, Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock and Exhibit B, Amended and Restated Form of Right Certificate	8-K	October 31, 2008	4.01

10.1*	Second Amended 1991 Stock Option Plan	10-Q	August 16, 1999	4.1

10.2*	Second Amended 1993 Stock Option Plan	10-Q	August 16, 1999	4.2

10.3*	Second Amended 1995 Stock Option Plan	10-Q	August 16, 1999	4.3

10.4*	Second Amended 1996 Stock Option Plan	10-Q	August 16, 1999	4.4

10.5*	1998 Incentive and Non-Qualified Stock Option Plan	DEF 14A	April 22, 1998	B
10.6*	2004 Stock Incentive Plan	DEF 14A	March 17, 2004	A

10.7*	2007 Stock Incentive Plan	DEF 14A	March 17, 2007	A

10.8*	Amendment to 2007 Stock Incentive Plan	10-Q	November 5, 2009	10.72

10.9*	401(k) Plan	S-8	October 4, 1995	99(h)

10.10*+	2006 Incentive Compensation Program with Louis P. Valente	10-K	March 6, 2006	10.9

10.11*+	2006 Incentive Compensation Program with Joseph P. Caruso	10-K	March 6, 2006	10.10

10.12*+	2006 Incentive Compensation Program with Paul S. Weiner	10-K	March 6, 2006	10.10

10.13*	Employment Agreement with Louis P. Valente dated July 1, 2001	10-K	March 17, 2004	10.16

10.14*	Employment Agreement with Joseph P. Caruso dated July 1, 2001	10-K	March 17, 2004	10.17

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.15*	Employment Agreement with Paul S. Weiner dated July 1, 2001	10-K	March 17, 2004	10.18

10.16	Form of common stock purchase warrant	S-8	June 22, 1998	4

10.17	Form of common stock purchase warrant	S-8	May 21, 2004	99.1

10.18	Form of common stock purchase warrant	S-8	May 21, 2004	99.2

10.19	Lease for 82 Cambridge Street, Burlington, MA dated June 17, 1999, between Palomar Medical Technologies, Inc. and 82 Cambridge Street Associates LLC	10-Q	August 16, 1999	10.4

10.20	First Amendment to Lease for 82 Cambridge Street, Burlington, MA dated March 20, 2000, between Palomar Medical Technologies, Inc. and 82 Cambridge Street Associates LLC	10-K	March 6, 2006	10.19

10.21	Second Amendment to Lease for 82 Cambridge Street, Burlington, MA dated January 18, 2006, between Palomar Medical Technologies, Inc. and 82 Cambridge Street LLC	10-K	March 6, 2006	10.20

10.22	Third Amendment to Lease for 80/82 Cambridge Street, Burlington, MA dated July 30, 2007, between Palomar Medical Technologies, Inc. and Northland Cambridge Street LLC	10-Q	November 2, 2007	10.46

10.23	Fourth Amendment to Lease for 80/82 Cambridge Street, Burlington, MA dated February 27, 2009, between Palomar Medical Technologies, Inc. and Northland Cambridge Street LLC	10-K	March 5, 2009	10.69

10.24	License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated August 18, 1995	10-K	February 12, 1999	10.44

10.25	First Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated January 2, 1996	10-K	February 12, 1999	10.45

10.26	Second Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated February 14, 1997	10-K	February 12, 1999	10.46

10.27+	Third and Fourth Amendments to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated November 20, 2000 and February 18, 2003, respectively	10-K	March 27, 2003	10.13

10.28+	Fifth Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital dated March 20, 2006	10-Q	May 9, 2006	10.35

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.29+	Research Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated August 1, 2004	8-K	November 18, 2004	99.1

10.30+	Amended and Restated License Agreement (MGH Case Nos: 783, 912, 2100) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.1

10.31+	License Agreement (MGH Case No. 2057) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.2

10.32+	License Agreement (MGH Case No. 1316) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.3

10.33+	The Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated February 14, 2003	8-K	February 19, 2003	10.1

10.34	Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated February 14, 2003	8-K	June 28, 2004	99.3

10.35	Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated October 2, 2003	8-K	June 28, 2004	99.2

10.36	Second Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated June 24, 2004	8-K	June 28, 2004	99.1

10.37+	Third Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated October 31, 2005	10-K	March 6, 2006	10.30

10.38+	Amended and Restated Development and License Agreement effective as of February 14, 2003 and restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	February 21, 2007	10.1

10.39+	Amendment, dated February 14, 2007, to the Amended and Restated Development and License Agreement, dated February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	February 21, 2007	10.2

10.40	Second Amendment, dated December 21, 2007, to the Amended and Restated Development and License Agreement, effective as of February 14, 2003 and restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	December 21, 2007	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.41+	License Agreement, executed February 29, 2008, effective as of February 14, 2003 between Palomar Medical Technologies, Inc. and The Procter and Gamble Company and The Gillette Company	8-K	March 3, 2008	10.1

10.42+	Amendment #1 to License Agreement	8-K	December 9, 2010	10.1

10.43+	Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated September 1, 2004	8-K	September 7, 2004	99.1

10.44+	First Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated May 1, 2006.	10-Q	August 8, 2006	10.36
10.45+	Second Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated May 7, 2007	10-Q	May 8, 2007	10.45

10.46+	Third Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated August 15, 2007	10-Q	November 2, 2007	10.47

10.47+	Fourth Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated August 22, 2007	10-Q	November 2, 2007	10.48

10.48+	Fifth Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated December 1, 2008	10-Q	August 5, 2009	10.71

10.49	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd. dated June 17, 2004	8-K	June 22, 2004	99.1

10.50+	Patent License Agreement between Palomar Medical Technologies, Inc. and Lumenis, Inc. dated June 17, 2004	8-K	June 22, 2004	99.2

10.51	Settlement Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Cutera, Inc.	8-K	June 5, 2006	99.1

10.52	Patent License Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc. and Cutera, Inc.	8-K	June 5, 2006	99.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.53	Consent Judgments, Palomar v Cutera	8-K	June 5, 2006	99.3

10.54	Stipulations of Dismissal, Palomar v Cutera	8-K	June 5, 2006	99.4

10.55	Non Exclusive Patent License Agreement dated November 6, 2006 between Palomar Medical Technologies, Inc. and Cynosure, Inc.	8-K	November 7, 2006	99.2

10.56	FDA notification letter of 510K OTC clearance for a new, patented home-use, light-based hair removal device	8-K	December 11, 2006	99.2

10.57*	2007 Incentive Compensation Program – Executive Level	8-K	February 9, 2007	--

10.58	Settlement Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Alma Lasers, Inc	8-K	April 2, 2007	10.1

10.59	Non-Exclusive Patent License Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., Alma Lasers, Inc. and Alma Lasers, Ltd.	8-K	April 2, 2007	10.2

10.60	Trade Dress Settlement dated March 29, 2007 between Palomar Medical Technologies, Inc., Alma Lasers, Inc. and Alma Lasers, Ltd.	8-K	April 2, 2007	10.3

10.61	Consent Judgment, Palomar v Alma	8-K	April 2, 2007	10.4

10.62	Stipulation of Dismissal with Prejudice, Palomar v Alma	8-K	April 2, 2007	10.5

10.63+	International Distributor Agreement, effective as of January 8, 2008 between Palomar Medical Technologies, Inc. and Q-MED AB (Publ).	8-K	January 9, 2008	10.1

10.64*+	2008 Incentive Compensation Program – Executive Level	8-K	February 11, 2008	--

10.65*+	2008 Incentive Compensation Program with Louis P. Valente	10-K	March 6, 2008	10.58

10.66*+	2008 Incentive Compensation Program with Joseph P. Caruso	10-K	March 6, 2008	10.59

10.67*+	2008 Incentive Compensation Program with Paul S. Weiner	10-K	March 6, 2008	10.60

10.68	Termination of International Distribution Agreement, effective as of January 8, 2009, between Palomar Medical Technologies, Inc. and Q-MED AB (Publ)	8-K	January 8, 2009	10.1

10.69	Loan Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.70	Mortgage and Security Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.2

10.71	Collateral Agreement of Leases and Rents, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.3

10.72	Indemnity Agreement Regarding Hazardous Materials, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.4

10.73	Unlimited Guaranty, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.5

10.74	Construction Management Agreement, dated November 19, 2008, between Palomar Medical Technologies, Inc. and Nordblom Development Company, Inc.		10-K	March 5, 2009	10.68

10.75*	2009 Incentive Compensation Program – Executive Officer Level		10-K	March 5, 2009	10.70

10.76	FDA Notification Letter		8-K	June 5, 2009	99.2

10.77	2010 Incentive Compensation Program – Executive Officer Level		8-K	February 24, 2010	10.1

10.78*	Stock Option Amendment with Louis P. Valente		10-K	March 5, 2010	10.75

10.79*	Stock Option Amendment with Joseph P. Caruso		10-K	March 5, 2010	10.76

10.80*	Stock Option Amendment with Paul S. Weiner		10-K	March 5, 2010	10.77

10.81*	2011 Incentive Compensation Program – Executive Officer Level – Chief Executive Officer		8-K	February 11, 2011	10.1

10.82*	2011 Incentive Compensation Program – Executive Officer Level – Chief Financial Officer		8-K	February 11, 2011	10.2

10.83*	2011 Incentive Compensation Program – Executive Officer Level – Executive Chairman of Board of Directors		8-K	February 11, 2011	10.3

21	List of subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

PALOMAR MEDICAL TECHNOLOGIES, INC.

Date: March 9, 2011	By:/s/ Paul S. Weiner Paul S. Weiner Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Louis P. Valente	Chairman of the Board of Directors	March 9, 2011
Louis P. Valente

/s/ Joseph P. Caruso	President, Chief Executive Officer and Director	March 9, 2011
Joseph P. Caruso

/s/ Paul S. Weiner	Chief Financial Officer	March 9, 2011
Paul S. Weiner

/s/ Nicholas P. Economou	Director	March 9, 2011
Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 9, 2011
A. Neil Pappalardo

/s/ James G. Martin	Director	March 9, 2011
James G. Martin

/s/ Jeanne Cohane	Director	March 9, 2011
Jeanne Cohane