Form 10-Q
period 2011-05-06
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2011-05-09
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number:  1-11177

PALOMAR MEDICAL TECHNOLOGIES, INC.

A Delaware Corporation                                                                            I.R.S. Employer Identification No. 04-3128178

15 Network Drive, Burlington, Massachusetts  01803
Registrant’s telephone number, including area code:  (781) 993-2300

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value Preferred Stock Purchase Rights	Name of each exchange on which registered NASDAQ – Global Select Market

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

The number of shares outstanding of the registrant’s common stock as of the close of business on May 6, 2011 was 19,007,071.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

		As Restated
	March 31,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$48,619,488	$55,099,319
Short-term investments	33,682,271	34,017,006
Total cash, cash equivalents and short-term investments	82,301,759	89,116,325
Accounts receivable, net	6,066,559	5,349,835
Inventories	15,283,570	13,021,272
Other current assets	1,521,574	855,014
Total current assets	105,173,462	108,342,446

Marketable securities and other investments	13,749,424	13,850,197

Property and equipment, net	37,283,615	37,165,306

Other assets	248,319	219,554

Total assets	$156,454,820	$159,577,503

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$3,157,794	$2,293,096
Accrued liabilities	6,516,765	10,742,581
Deferred revenue	5,176,478	4,394,081
Total current liabilities	14,851,037	17,429,758

Accrued income taxes	2,873,049	2,854,077

Total liabilities	$17,724,086	$20,283,835

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 19,005,727 and 18,925,549 shares, respectively	190,058	189,256
Additional paid-in capital	212,693,938	211,376,381
Accumulated other comprehensive loss	(478,107)	(490,806)
Accumulated deficit	(73,675,155)	(71,781,163)
Total stockholders' equity	$138,730,734	$139,293,668

Total liabilities and stockholders’ equity	$156,454,820	$159,577,503

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Product revenues	$10,546,648	$9,167,266
Service revenues	3,835,187	3,944,870
Royalty revenues	3,218,339	1,638,218
Other revenues	555,556	1,250,000
Total revenues	18,155,730	16,000,354

Costs and expenses
Cost of product revenues	4,303,566	3,317,193
Cost of service revenues	1,853,182	1,654,543
Cost of royalty revenues	1,287,335	655,287
Research and development	3,647,916	4,185,800
Selling and marketing	5,556,292	4,844,596
General and administrative	3,485,401	3,951,683
Total costs and expenses	20,133,692	18,609,102

Loss from operations	(1,977,962)	(2,608,748)

Interest income	113,381	110,252
Other income	9,842	13,592

Loss before income taxes	(1,854,739)	(2,484,904)

Provision for income taxes	39,253	19,134

Net loss	$(1,893,992)	$(2,504,038)

Net loss per share
Basic	$(0.10)	$(0.14)
Diluted	$(0.10)	$(0.14)

Weighted average number of shares outstanding
Basic	18,652,038	18,521,141
Diluted	18,652,038	18,521,141

Comprehensive loss:
Net loss	$(1,893,992)	$(2,504,038)
Unrealized gain (loss) on marketable securities, net of taxes	21,024	(136,250)
Foreign currency translation adjustment	(8,325)	(12,718)
Comprehensive loss	$(1,881,293)	$(2,653,006)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net loss	$(1,893,992)	$(2,504,038)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342,424	307,449
Stock-based compensation expense	1,139,122	955,450
Amortization of short-term investments	245,791	-
Tax benefit from exercise of stock options	(14,629)	-
Other non-cash items	(28,343)	50,542
Changes in assets and liabilities:
Accounts receivable	(713,955)	(933,809)
Inventories	(2,263,975)	304,548
Other current assets	(572,687)	319,377
Other assets	(41,286)	-
Accounts payable	843,932	(145,897)
Accrued liabilities	(4,209,887)	(1,656,951)
Accrued income taxes	18,972	(1,751)
Deferred revenue	774,871	(158,864)
Net cash used in operating activities	(6,373,642)	(3,463,944)

Investing activities
Purchases of property and equipment	(461,615)	(2,539,719)
Purchases of short-term investments and marketable securities	(2,045,140)	-
Proceeds from sale of short-term investments and marketable securities	2,175,000	225,000
Net cash used in investing activities	(331,755)	(2,314,719)

Financing activities
Proceeds from the exercise of stock options and warrants	164,608	438
Tax benefit from the exercise of stock options	14,629	-
Net cash from financing activities	179,237	438

Effect of exchange rate changes on cash and cash equivalents	46,329	(22,868)

Net decrease in cash and cash equivalents	(6,479,831)	(5,801,093)
Cash and cash equivalents, beginning of the period	55,099,319	81,948,482
Cash and cash equivalents, end of the period	$48,619,488	$76,147,389

Supplemental disclosure of cash flow information
Cash paid for income taxes	$13,000	$52,000

Supplemental noncash investing activities
Unrealized gain (loss) on marketable securities, net of taxes	$21,024	$(136,250)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information.  The consolidated balance sheet at December 31, 2010 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year.  We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2010.

Correction of Immaterial Error

This Form 10-Q reflects a correction of an immaterial error in our Consolidated Balance Sheet as of December 31, 2010 and our Consolidated Statement of Cash Flows for the year ended December 31, 2010 contained in our Form 10-K for the fiscal year ended December 31, 2010 filed on March 9, 2011.

The effect of this correction on the Consolidated Balance Sheet as of December 31, 2010 is summarized in the following table:

	As of December 31, 2010
	Previously Reported	Adjustments	As Restated
Assets:
Cash and cash equivalents	$77,102,618	$(22,003,299)	$55,099,319
Short-term investments	12,013,707	22,003,299	34,017,006
Total cash, cash equivalents and short-term investments	$89,116,325	$-	$89,116,325

The effects of this correction on the Consolidated Statement of Cash Flow for the year ended December 31, 2010 are summarized in the following table:

	For the Year Ended December 31, 2010
	Previously
	Reported	Adjustments	As Restated
Cash Flows used in operating activities:
Amortization of short-term investments	$-	$348,061	$348,061
Changes in assets and liabilities - Other Current Assets	1,333,033	(92,142)	1,240,891
Other cash flow used in operating activity items	(5,792,939)	-	(5,792,939)
Net cash used in operating activities	$(4,459,906)	$255,919	$(4,203,987)

Cash Flows used in investing activities:
Purchases of property and equipment	$(3,840,846)	$-	$(3,840,846)
Purchases of marketable securities	(12,032,241)	-	(12,032,241)
Purchases of short-term investments	(12,013,707)	(22,259,218)	(34,272,925)
Proceeds from sale of marketable securities	2,125,000	-	2,125,000
Proceeds from sale of short-term investments	25,000,000	-	25,000,000
Net cash used in investing activities	$(761,794)	$(22,259,218)	$(23,021,012)

Net cash from financing activities	$267,323	$-	$267,323

Effects of exchange rates on cash and cash equivalents	$108,513	-	$108,513

Net decrease in cash and cash equivalents	$(4,845,864)	$(22,003,299)	$(26,849,163)
Cash and cash equivalents, beginning of the period	$81,948,482		$81,948,482
Cash and cash equivalents, end of the period	$77,102,618	$(22,003,299)	$55,099,319

This correction to the 2010 presentation of approximately $22.0 million reflects the change in classification of a U.S. Treasury note with a maturity date of May 31, 2011 from cash and cash equivalents to short-term investments.  This $22.0 million U.S. Treasury note could have been sold without penalty at any time during the applicable period and the correction would have had no effect on our liquidity position during the period indicated.

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

Note 2 – Stock-based compensation

Stock-based compensation expense recorded was $1.1 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, there was $5.6 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended March 31, 2011, no equity awards, including options, warrants, stock-settled stock appreciation rights, or restricted stock were granted.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31,	December 31,
	2011	2010
Raw materials	$ 6,163,893	$ 5,420,609
Work in process	1,800,239	1,471,285
Finished goods	7,319,438	6,129,378
Total	$ 15,283,570	$ 13,021,272

At March 31, 2011 and December 31, 2010, we had $1.2 million and $0.6 million, respectively, of consumer product inventory held on consignment.

Note 4 – Property and equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land is not depreciated.  At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010	Estimated useful life
Land	$ 10,680,000	$ 10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,031,684	2,700,264	3-7 years
Furniture and fixtures	5,584,636	5,455,054	7 years
Leasehold improvements	40,069	40,612	Shorter of estimated useful life or term of lease
	$ 43,841,963	$ 43,381,504
Accumulated depreciation	(6,558,348)	(6,216,198)
Total	$ 37,283,615	$ 37,165,306

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

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Warranty accrual, beginning of period	$529,374	$596,210
Charges to cost and expenses relating to new sales	278,625	955,198
Costs of product warranty claims/change of estimate	(227,547)	(1,022,034)
Warranty accrual, end of period	$580,452	$529,374

Note 6 – Fair Value of Financial Instruments

 In September 2006, the FASB issued new guidance on fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and we adopted this guidance on January 1, 2008.  In February 2008, the FASB issued an update to the fair value measurement guidance.  This guidance permitted the delayed application of the fair value measurement guidance for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new disclosures and clarifications of existing disclosures were effective for our first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which were effective for our first quarter of 2011. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.

We performed an analysis of our investments held at March 31, 2011 and December 31, 2010 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

Assets	Fair Value as of March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 48,619	$ -	$ -	$ 48,619
Short-term investments	33,682	-	-	33,682
Other investments	12,076	-	-	12,076
Auction-rate preferred securities	-	-	685	685
Auction-rate municipal securities	-	-	988	988
Total	$ 94,377	$ -	$ 1,673	$ 96,050

Assets	Fair Value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 55,099	$ -	$ -	$ 55,099
Short-term investments	34,017	-	-	34,017
Other investments	12,036	-	-	12,036
Auction-rate preferred securities	-	-	848	848
Auction-rate municipal securities	-	-	966	966
Total	$ 101,152	$ -	$ 1,814	$ 102,966

At March 31, 2011, the par value of the auction-rate preferred securities and auction-rate municipal securities were $0.8 million and $1.3 million, respectively.  At December 31, 2010, the par value of the auction-rate preferred securities and auction-rate municipal securities were $0.9 million and $1.3 million, respectively.  As described in more detail below, all of our auction-rate securities (ARS) have unrealized losses which have been recorded in accumulated other comprehensive loss.

There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

In addition to the auction-rate preferred securities and auction-rate municipal securities discussed above, at March 31, 2011, we had $12.1 million of other investments classified as held-to-maturity securities which included $8.0 million in U.S. agency bonds and $4.1 million in corporate bonds.  As of March 31, 2011, the maturity dates for the U.S. agency bonds and corporate bonds range from 1.2 to 1.5 years and 1.3 to 1.8 years, respectively.  At December 31, 2010, we had $12.0 million of other investments classified as held-to-maturity securities which included $10.0 million of U.S. agency bonds and $2.0 million in corporate bonds.  As of December 31, 2010, the maturity dates for U.S. agency bonds range from 1 to 1.7 years and for corporate bonds is 1.6 years.  The amortized cost of these investments approximates fair market value.

At March 31, 2011, we held $33.7 million of short-term investments which included $23.7 million in U.S. Treasuries, $6.0 million in U.S. agency bonds, and $4.0 million in commercial paper.  As of March 31, 2011, the maturity dates for U.S. Treasuries, U.S. agency bonds, and commercial paper range from 0.2 to 0.3 years, 0.6 to 0.8 years, and 12 days to 0.2 years, respectively.  At December 31, 2010, we held $34.0 million of short-term investments which included $24.0 million in U.S. Treasuries, $6.0 million in commercial paper, and $4 million in U.S. agency bonds.  As of December 31, 2010, the maturity dates for U.S. Treasuries, commercial paper, and U.S. agency bonds range from 0.4 to 0.6 years, 0.1 to 0.5 years, and 0.9 to 1 year, respectively.  The amortized cost of these investments approximates fair market value.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the three months ended March 31, 2011.

	Auction-rate	Auction-rate
(in thousands)	preferred securities	municipal securities	Total
Balance at December 31, 2010	$848	$966	$1,814
Purchases	-	-	-
Settlements (at par)	(175)	-	(175)
Transfers in/out of Level 3	-	-	-
Gains
Realized	-	-	-
Unrealized	12	22	34
Losses
Realized	-	-	-
Unrealized	-	-	-
Balance at March 31, 2011	$685	$988	$1,673

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular dividends from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Beginning in February 2008, our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of March 31, 2011 and December 31, 2010.

The estimated fair value of our holdings of ARS at March 31, 2011 was $1.7 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the three month period ended March 31, 2011 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of March 31, 2011, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of March 31, 2011.

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

Note 7 – Net loss per common share

Basic net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period.  Diluted net loss per share was determined by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of stock options, stock appreciation rights (“SARs”), restricted stock, and warrants based on the treasury stock method.

A reconciliation of basic and diluted shares for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
Basic weighted average number of shares outstanding	18,652,038	18,521,141
Potential common shares pursuant to stock options, SARs, restricted stock and warrants	-	-
Diluted weighted average number of shares outstanding	18,652,038	18,521,141

For the three months ended March 31, 2011 and 2010, approximately a net of 1.0 million and 3.1 million, respectively, weighted average options, stock-settled stock appreciation rights, and warrants to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled stock appreciation rights, and warrants would have been antidilutive.

Note 8 – Income Taxes

We provide for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes.  Under this guidance, we only recognize a deferred tax asset for the future benefit of our tax losses, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

In evaluating our ability to recover our U.S. and foreign deferred tax assets, we considered all available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back periods and the uncertainty regarding our ability to project financial results in future periods. Consistent with prior periods, we believe that it is more likely than not that the associated deferred tax assets will not be realized and continue to maintain a full valuation allowance.

We establish reserves for uncertain tax positions based on management’s assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves. At March 31, 2011, we have $2.8 million of unrecognized tax benefits, all of which would affect our effective tax rate, if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, we had approximately $150,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 2006-2010 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

Note 9 – Contingencies

The medical device market in which we participate is largely technology driven. As a result, intellectual property rights, particularly patents, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable. Furthermore, appellate courts can overturn lower court patent decisions.

In addition, competing parties may file suits to balance risk and exposure between the parties. Adverse outcomes in proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.

In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify.

We are not insured with respect to intellectual property infringement and maintain an insurance policy providing limited coverage against securities claims and product liability claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions.

The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated.  In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.  In management’s opinion, we are not currently involved in any legal proceedings other than those specifically identified in Part II, Item 1. Legal Proceedings included in this quarterly report on Form 10-Q, which, individually or in the aggregate, could have a material effect on our financial condition, operations, and/or cash flows.  Losses associated with any of our current litigation as discussed in detail in Part II, Item 1. Legal Proceedings were remote at the time of the filing and as such, we have not recorded any material loss contingencies related to this litigation.

We expense patent defense costs, costs for pursuing patent infringements, and external legal costs related to intangible assets in the period which they are incurred.

For information about our patent litigation, see Part II, Item 1. Legal Proceedings included in this quarterly report on Form 10-Q.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011 and those included in Item 1A below.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, available for sale and marketable securities valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2010.  There have been no material changes to our critical accounting policies as of March 31, 2011.

Recently issued accounting standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

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

Our corporate headquarters and United States operations are located in Burlington, Massachusetts, where we conduct our manufacturing, warehousing, research and development, regulatory, sales, customer service, marketing and administrative activities.  In the United States, Australia, Canada, Japan, Germany, and Spain, we market, sell, and service our products primarily through our direct sales force and customer service employees.  In the Netherlands, we service our products with customer service employees and sell through our distribution network.  In the rest of the world, sales are generally made through our worldwide distribution network in over 50 countries.

Results of operations

Revenues for the quarter ended March 31, 2011 were $18.2 million, which included the receipt of a $1.1 million back-owed royalty payment and was an increase over the $16.0 million reported in the first quarter of 2010.  Product revenues increased to $10.5 million, a 15 percent increase over the $9.2 million reported in the first quarter of 2010.  First quarter gross margin from product revenues was 59 percent, as compared to 64 percent reported in the first quarter of 2010.  Net loss for the first quarter ended March 31, 2011 was $1.9 million, or $0.10 per share, which included income of $0.7 million related to the back-owed royalty payment, $0.7 million in patent litigation expense, and a $1.1 million non-cash stock-based compensation expense.   Net loss for the first quarter ended March 31, 2010 was $2.5 million, or $0.14 per share, which included a $1.2 million charge related to the write-off of our remaining lease term at our old facility, $0.6 million in patent litigation expense, and a $1.0 million non-cash stock-based compensation expense.  The balance sheet continues to be strong with $96.1 million in cash, cash equivalents, short-term investments, and marketable securities and other investments with no borrowings.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2011 and 2010, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2011		2010
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$10,547	58%	$9,167	57%	$1,380	15%
Service revenues	3,835	21%	3,945	25%	(110)	(3%)
Royalty revenues	3,218	18%	1,638	10%	1,580	96%
Other revenues	556	3%	1,250	8%	(694)	(56%)
Total revenues	18,156	100%	16,000	100%	2,156	13%

Costs and expenses
Cost of product revenues	4,304	24%	3,317	21%	987	30%
Cost of service revenues	1,853	10%	1,655	10%	198	12%
Cost of royalty revenues	1,287	7%	655	4%	632	96%
Research and development	3,648	20%	4,186	26%	(538)	(13%)
Selling and marketing	5,556	31%	4,845	30%	711	15%
General and administrative	3,485	19%	3,951	25%	(466)	(12%)
Total costs and expenses	20,133	111%	18,609	116%	1,524	8%

Loss from operations	(1,977)	(11%)	(2,609)	(16%)	(632)	(24%)

Interest income	113	1%	110	1%	3	3%
Other income	10	-%	14	-%	(4)	(29%)

Loss before income taxes	(1,854)	(10%)	(2,485)	(16%)	(631)	(25%)

Provision for income taxes	39	-%	19	-%	20	105%

Net loss	$(1,893)	(10%)	$(2,504)	(16%)	$(611)	(24%)

Product revenues.  During the three months ended March 31, 2011, our product revenues increased 15% as compared to the corresponding period in the prior year, primarily due to increases in revenues from sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces.  Toward the end of 2010, we launched the PaloViaTM Skin Renewing LaserTM – our first ever consumer product.  The PaloVia is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkle around the eyes.  The PaloVia laser is being sold through retail channels with which we have no history.  Until we are able to better estimate the customer return rates and the expected warranty accrual needed, we will defer revenue related to the PaloVia laser.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and repair of our products. During the three months ended March 31, 2011, service revenues decreased 3% as compared to the corresponding period in the prior year, primarily due to lower sales from replacement handpieces, consumables, and accessories.

The following table sets forth, for the periods indicated, information about our total product and service revenues, by geographic region:

	Three Months Ended
	March 31,
	2011	2010
North America	56%	56%
Europe	17%	22%
South and Central America	7%	10%
Australia	6%	4%
Middle East	6%	4%
Asia/Pacific Rim	4%	3%
Japan	4%	1%
Total Product and Service Revenues	100%	100%

In March 2011, Japan experienced an earthquake and tsunami which has had a significant impact on Japan’s economy and infrastructure.  During the first quarter of 2011, 4% of the Company’s product and service revenue were generated from Japan.  As the earthquake and tsunami occurred toward the end of the first quarter, the Company believes that these events did not seriously impact our consolidated financial statements for the first quarter of 2011.  None of the Company’s assets were damaged.  However, beginning in the second quarter of 2011 and continuing over the coming quarters, the Company expects a decrease in demand of the Company’s products and services in Japan and an impact on the Company’s consolidated financial statements and continuing operations as Japan struggles to rebuild its economy and infrastructure. The decrease in demand will be difficult to quantify, but is currently not expected to have a significant impact on the Company’s consolidated financial statements.   The Company will continue to assess the effect of the earthquake and tsunami on the Company’s consolidated financial statements and will disclose any significant effects as necessary.

Royalty revenues.  Royalty revenues increased for the three months ended March 31, 2011 by 96% as compared to the corresponding period in the prior year.  The increase is attributed to the receipt of a $1.1 million back-owed royalty payment and an increase in on-going royalty payments from our licensees.

Other revenues.  Other revenues decreased by 56% during the three months ended March 31, 2011 as compared to the corresponding period in the prior year.  For the three month period ended March 31, 2011, other revenues consisted of the recognition of $0.6 million related to payments received under an amendment to our license agreement (“License Agreement”) with P&G which was signed in the fourth quarter of 2010.  The payments under the amended License Agreement are being recognized ratably through the expected launch term.   For the three month period ended March 31, 2010, other revenues consisted of a $1.25 million quarterly payment relating to a License Agreement with P&G.

 Cost of product revenues. For the three months ended March 31, 2011, our cost of product revenues as a percentage of total revenues was 24% as compared to 21% in the corresponding period in 2010.  The increase as a percentage of total revenues is due to a change in product mix.

Cost of service revenues.  For both the three months ended March 31, 2011 and 2010, our cost of service revenues as a percentage of total revenues was 10%, but increased in absolute dollars in 2011 over 2010.  The increase in absolute dollars is due to an increase in labor costs as headcount has grown to be in line with our growing product base and our additional service location in Japan which opened during the second quarter of 2010.

Cost of royalty revenues.  The cost of royalty revenues increased for the three months ended March 31, 2011 in comparison to the same period in 2010.  The increase is attributed to the receipt of a $1.1 million back-owed royalty payment and an increase in on-going royalty payments from our licensees.  As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same period in 2010.

Research and development expense. Research and development expense decreased by $0.5 million and as a percentage of total revenues for the three months ended March 31, 2011 and 2010 to 20% from 26%, respectively.

 Research and development expenses relating to our professional business increased by 38%, for the three months ended March 31, 2011, as compared to the same period in the prior year.  Research expenses relating to our professional business include internal research and development projects relating to the introduction of new professional products, enhancements to our current line of professional products as well as research and development overhead.  Research and development expense relating to our consumer business decreased by 89% for the three months ended March 31, 2011 as compared to the same period in 2010. This decrease in research and development expense related to our consumer business includes decreases in payroll and payroll related expense, materials, and other overhead expenses related directly to our consumer products as compared to the same period in 2010.

For each of the three months ended March 31, 2011 and 2010, research and development expense included $0.5 million of stock-based compensation expense.

Selling and marketing expense.  For the three months ended March 31, 2011, selling and marketing expenses increased 15% as compared to the corresponding period in the prior year.  Selling and marketing expenses relating to our professional business for the three months ended March 31, 2011 increased 19% when compared to the same period in 2010.  This increase was driven by increases of $0.4 million in commissions related to our professional business due to higher revenues, $0.2 million in direct marketing expenses, $0.1 million from tradeshows, seminars, and workshops, and $0.1 million from payroll and payroll related expenses.  Selling and marketing expenses relating to our consumer business for the three months ended March 31, 2011 decreased 54% as compared to the same period in 2010.  This decrease was driven by decreases of $0.1 million in consultant expense and $0.1 million in marketing research.

For each of  the three months ended March 31, 2011 and 2010, selling and marketing expense included $0.3 million of stock-based compensation expense.

General and administrative expense.  For the three months ended March 31, 2011, general and administrative expenses decreased 12% as compared to the corresponding period in the prior year primarily due to a decrease in incentive compensation offset by an increase in legal expenses.  The three months ended March 31, 2010 includes the remaining lease obligation at our old facility in addition to depreciation and other expenses related to our new facility.

For the three months ended March 31, 2011 and 2010, general and administrative expense included $0.2 million and $0.1 million, respectively of stock-based compensation expense.

Interest income. Interest income increased 3% for the three months ended March 31, 2011 as compared to the corresponding period in the prior year primarily from higher interest rates, offset by a lower cash and cash equivalents, short-term investments, and marketable securities balance.  The decline in our cash and cash equivalents, short-term investments, and marketable securities balance is primarily from costs associated with our entrance into the consumer product market.

Other income.  Other income for the three months ended March 31, 2011 and 2010 includes the foreign exchange gain resulting from transactions in currencies other than the U.S. dollar.

Provision for income taxes.  Our effective tax rate was 2% and 1% for the three months ended March 31, 2011 and 2010, respectively.  In both 2011 and 2010, our effective tax rate consisted primarily of state taxes.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Three months ended March 31,		Change
	2011	2010	$	%
Cash flows used in operating activities	$(6,374)	$(3,464)	(2,910)	84%
Cash flows used in investing activities	(332)	(2,315)	1,983	(86%)
Cash flows from financing activities	179	-	179	100%
Capital expenditures	462	2,540	(2,078)	(82%)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

	March 31,	December 31,	Change
	2011	2010	$	%
Cash and cash equivalents	$48,619	$55,099	(6,480)	(12%)
Short-term investments	33,682	34,017	(335)	(1%)
Accounts receivable, net	6,067	5,350	717	13%
Inventories, net	15,284	13,021	2,263	17%
Marketable securities and other investments	13,749	13,850	(101)	(1%)
Working capital	90,322	90,913	(591)	(1%)

As of March 31, 2011, we had $96.1 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of March 31, 2011, we had no debt outstanding.

At March 31, 2011, we held $1.7 million in auction-rate securities (ARS) which consisted of $0.7 million of auction-rate municipal securities and $1.0 million of auction-rate preferred securities. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of March 31, 2011. During the three months ended March 31, 2011 and 2010, we sold $0.2 million and $0.3 million of our ARS at par, respectively.

We have determined that the fair value of our ARS was temporarily impaired as of March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, we marked to market our ARS and recorded an unrealized gain of $21,000 and an unrealized loss of $136,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of March 31, 2011, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash used in operating activities increased for the period ended March 31, 2011 as compared to the period ended March 31, 2010. This increase primarily reflects the effects of an increase in working capital requirements offset by a current period net loss which includes less cash-related outflows than the prior period’s net loss.  Cash used in investing activities decreased for the period ended March 31, 2011 as compared to the period ended March 31, 2010. These amounts primarily reflect less cash used for purchases of property and equipment (including construction in progress) and purchases of and proceeds from the sale of short-term investments and marketable securities, net. Cash provided by financing activities increased for the period ended March 31, 2011 as compared to the period ended March 31, 2010. This increase was primarily due to an increase in proceeds from exercise of stock options.

On November 19, 2008, we purchased land for $10.7 million on which we built our new operational facility. As of March 31, 2011, the cost of the new operational facility was $24.5 million which has been capitalized on our consolidated balance sheet.  We financed this project by using cash on hand.

We anticipate that capital expenditures for 2011 will total approximately $1.0 million consisting primarily of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.

On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. At March 31, 2011, 675,500 shares of common stock had been repurchased, leaving 324,500 remaining to be repurchased, if desired. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  During the three months ended March 31, 2011, we did not purchase any of our common stock.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2011, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three months ended March 31, 2011, totaled approximately $1.4 million. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

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

The following table summarizes our estimated contractual cash obligations as of March 31, 2011, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	Years	Years	Years
Operating leases	$ 571	$ 303	$ 260	$ 8	$ -
Purchase commitments	14,039	14,039	-	-	-
Total contractual cash obligations	$ 14,610	$ 14,342	$ 260	$ 8	$ -

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

Our investment portfolio of cash equivalents, short-term investments, corporate preferred securities, and municipal debt securities is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At March 31, 2011, we held $1.7 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of March 31, 2011.  In the three months ended March 31, 2011, we sold $0.2 million of our ARS held at December 31, 2010.  The recovery of the remaining $1.7 million ARS held is based upon market factors which are not within our control.

Our international subsidiaries in The Netherlands, Australia, Japan, Germany, and Spain conduct business in both local and foreign currencies and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition.  We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2011.  Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

    There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – Other information

Item 1.    Legal proceedings

Candela Corporation, Massachusetts Litigation

On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (acquired in 2010 by Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleges Candela’s GentleYAG and GentleLASE systems, which use laser technology for hair removal willfully infringe U.S. Patent No. 5,735,844 (the “’844 patent”), which is exclusively licensed to us by MGH.  Candela answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent and U.S. Patent No. 5,595,568 (the “’568 patent”) are invalid and not infringed.  We filed a reply denying the material allegations of the counterclaims.

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

On June 19, 2009, we filed a motion to lift the stay and reopen the lawsuit.  Because Candela has discontinued products which infringe the ‘568 patent, we dropped our claims of infringement of the ‘568 patent from the lawsuit and we agreed to a covenant not to sue Candela for past infringement under the ‘568 patent.  On January 5, 2010 the Judge lifted the stay. Expert discovery is complete.   A hearing was held on September 14, 2010 on Candela's motion for summary judgment regarding both invalidity and non-infringement of certain claims of the '844 patent.  On April 26, 2011, the Judge issued a ruling denying Candela’s motion for summary judgment regarding invalidity of claim 32 of the ‘844 patent, denying Candela’s motion for summary judgment regarding non-infringement of claim 32 of the ‘844 patent and granting Candela’s motion for summary judgment regarding non-infringement of claims 1, 19 and 27 of the ‘844 patent.  The Judge has set a pretrial conference for May 18, 2011 at which we will request a trial date be set.

On August 10, 2006, Candela Corporation (acquired in 2010 by Syneron, Inc.) commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief.  The complaint alleged that our StarLux System with the LuxV handpiece willfully infringes U.S. Patent No. 6,743,222 (the “’222 patent”) which is directed to acne treatment, that our QYAG5 System willfully infringes U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions, and that our StarLux System with the LuxG handpiece willfully infringes U.S. Patent No. 6,659,999 which is directed to wrinkle treatment.  On October 25, 2006, Candela filed an amended complaint which did not include U.S. Patent No. 6,659,999.  Consequently, Candela allegations no longer no longer included the StarLux System with LuxG handpiece. With regard to the two remaining patents, Candela sought to enjoin us from selling these products in the United States if we were found to infringe the patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. On October 30, 2006, we answered the complaint denying that our products infringe the asserted patents and filing counterclaims seeking declaratory judgments that the asserted patents are invalid and not infringed.  In addition, with regard to U.S. Patent No. 5,312,395, we filed a counterclaim of inequitable conduct.

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

A loss associated with this case was remote at the time of the filing and as such, we have not recorded any material loss contingency related to this litigation.

Alma Lasers, Inc., Delaware Litigation

On September 11, 2008, Alma Lasers, Inc. filed a complaint requesting a declaratory judgment that our fractional patent, U.S. Patent No. 6,997,923, is not infringed by Alma's products and is invalid over prior art.  Alma served this lawsuit on us on November 6, 2008, and on November 21, 2008, we filed an answer which denied Alma's allegations that the patent is invalid and not infringed.  We also filed a counterclaim accusing Alma's Pixel C02 Omnifit Fractional C02 Handpiece and Pixel C02 Fractional C02 Skin Resurfacing System of infringing the patent.  On December 28, 2009, Alma filed a First Amended Complaint to add a claim that U.S. Patent No. 6,997,923 is unenforceable due to inequitable conduct.  On January 11, 2010, we filed our Amended Answer and Counterclaim to Alma’s First Amended Complaint denying Alma’s allegation of inequitable conduct. On March 4, 2010, the parties filed a joint stipulated order of dismissal requesting that the court dismiss this action, including all claims and counterclaims, in its entirety without prejudice, with the parties agreeing that any future litigation between them over U.S. Patent No. 6,997,923, any patent claiming priority (either directly or indirectly) thereto, and/or any patents relating to fractional technology, shall be commenced in this Court.

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

On November 13, 2009, the Judge re-opened the case.  The parties are in discovery.  A claim construction hearing (also known as a Markman hearing) was held November 17, 2010, and on April 14, 2011, the judge issued what we consider to be a favorable ruling.  No trial date has yet been set.

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

Asclepion Laser Technologies GmbH, Italian Litigation

On October 22, 2010, we were served with an International Summons for a lawsuit filed September 20, 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy.  In this suit, Asclepion asks the Italian court to declare that Asclepion's MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent numbers 5,595,568 and 5,735,844.  We believe the Court of Rome lacks jurisdiction over the German claims of these European Patents and have filed a request to the Italian Supreme Court challenging the international jurisdiction of the Italian Courts for deciding infringement of the non-Italian parts of the European patents.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2010 in addition to the other information included in this quarterly report, including the additional risk factors below. If any of the risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

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

At the end of 2010, we launched the PaloVia™ Skin Renewing Laser™ -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The commercialization of a home-use, light-based device has been one of our goals for many years, and our future growth is largely dependent on our ability to do so.  In the future, we could receive substantial revenue from sales of the PaloVia Laser and other home-use, light-based devices as well as consumable components sold for use therewith.  Our success will depend on a number of factors, including our ability to successfully launch home-use, light-based devices, the timing of such commercial launches and the market acceptance of such consumer products.  Our ability to achieve these goals may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market, the inability to obtain or enforce intellectual property protection, market acceptance of our new products, and rates of customer returns. Many of our competitors have publicly announced their intent to enter the consumer market.  Competing against such systems may be difficult.  Significant resources and the attention of key personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that the PaloVia Laser or any future home-use products will prove to be commercially successful.  The consumer product market is known for high rates of product returns.  To achieve our objectives, the Company must determine how to best realize value from such returned products.  If we are not successful, our business could be adversely impacted and the price of our common stock could fall.

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

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review in 2011, 2010, and 2009, we provided for a full valuation allowance against our U.S. and foreign deferred tax assets. This resulted in a material income tax charge in the fourth quarter of 2009.

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

                   We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Candela Corporation, Syneron, Inc., Tria Beauty, Inc. and Asclepion Laser Technologies GmbH and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Candela, Syneron, Tria, Asclepion or other suspected infringers.  Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management's attention away from our core business. Public announcements concerning these lawsuits that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in these lawsuits could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see Part II, Item 1. Legal Proceedings.)

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

                In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  The light-based cosmetic and dermatology industry in particular is characterized by a large number of patents and related litigation regarding patents and other intellectual property rights. Because our resources are limited and patent applications are maintained in secrecy for a period of time, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement, regardless of merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.  Although patent and intellectual property disputes in the light-based industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products. Although we believe a loss is remote at the time of this filing, an unfavorable outcome could have a material adverse effect on our business, results of operations, and financial condition.

The patent infringement lawsuit that Candela Corporation brought against us is no longer pending, but could be brought again.  (For more information about our patent litigation, see Part II, Item 1. Legal Proceedings.)  Litigation with Candela would be expensive and protracted, and our intellectual property position could be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in such lawsuit, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. Public announcements concerning such litigation that are unfavorable to us could result in significant declines in our stock price. An adverse ruling or judgment in such a matter could cause our stock price to decline significantly.

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

As of March 31, 2011, we held approximately $1.7 million of auction-rate securities (ARS). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of March 31, 2011 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At March 31, 2011, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of March 31, 2011, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	acceptance and success of new products or technologies;
•	the success of competitive products or technologies;
•	regulatory developments in the United States and foreign countries;
•	developments or disputes concerning patents or other foreign countries;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and
•	general economic, industry and market conditions.

Item 2.    Changes in securities, use of proceeds and issuer purchases of securities

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of	may yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under
Period	purchased	per share	program *	program *
January 1, 2011 through January 31, 2011	-	-	-	324,500
February 1, 2011 through February 28, 2011	-	-	-	324,500
March 1, 2011 through March 31, 2011	-	-	-	324,500
Total	-	-	-	324,500

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

Palomar Medical Technologies, Inc. (Registrant)

Date: May 9, 2011	/s/ Joseph P. Caruso
Joseph P. Caruso
President, Chief Executive Officer and Director

Date: May 9, 2011	/s/ Paul S. Weiner
Paul S. Weiner
Vice President and Chief Financial Officer