Form 10-Q
period 2011-08-09
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2011-08-09
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of the close of business on August 5, 2011 was 19,030,503.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

		Restated
	June 30,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$65,515,954	$55,099,319
Short-term investments	12,006,930	34,017,006
Total cash, cash equivalents and short-term investments	77,522,884	89,116,325
Accounts receivable, net	7,324,122	5,349,835
Inventories	18,836,613	13,021,272
Other current assets	1,798,913	855,014
Total current assets	105,482,532	108,342,446

Marketable securities and other investments	13,565,864	13,850,197

Property and equipment, net	37,166,669	37,165,306

Other assets	248,758	219,554

Total assets	$156,463,823	$159,577,503

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$3,351,579	$2,293,096
Accrued liabilities	8,712,979	10,742,581
Deferred revenue	5,801,197	4,394,081
Total current liabilities	17,865,755	17,429,758

Accrued income taxes	2,894,786	2,854,077

Total liabilities	$20,760,541	$20,283,835

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 19,030,503 and 18,925,549 shares, respectively	190,305	189,256
Additional paid-in capital	213,695,941	211,376,381
Accumulated other comprehensive loss	(508,888)	(490,806)
Accumulated deficit	(77,674,076)	(71,781,163)
Total stockholders' equity	$135,703,282	$139,293,668

Total liabilities and stockholders’ equity	$156,463,823	$159,577,503

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Product revenues	$10,053,867	$9,214,967	$20,600,515	$18,382,233
Service revenues	3,907,312	3,818,265	7,742,499	7,763,135
Royalty revenues	1,748,510	1,306,927	4,966,849	2,945,145
Other revenues	555,556	1,250,000	1,111,112	2,500,000
Total revenues	16,265,245	15,590,159	34,420,975	31,590,513

Costs and expenses
Cost of product revenues	3,970,251	3,484,575	8,273,817	6,801,768
Cost of service revenues	1,741,279	1,298,580	3,594,461	2,953,123
Cost of royalty revenues	699,404	522,771	1,986,739	1,178,058
Research and development	3,880,308	3,589,269	7,528,224	7,775,069
Selling and marketing	6,252,414	4,900,214	11,808,706	9,744,810
General and administrative	3,782,204	3,360,348	7,267,605	7,312,031
Total costs and expenses	20,325,860	17,155,757	40,459,552	35,764,859

Loss from operations	(4,060,615)	(1,565,598)	(6,038,577)	(4,174,346)

Interest income	88,691	90,866	202,072	207,917
Other income (loss)	29,476	(191,454)	39,318	(184,662)

Loss before income taxes	(3,942,448)	(1,666,186)	(5,797,187)	(4,151,091)

Provision for income taxes	56,473	28,868	95,726	48,002

Net loss	$(3,998,921)	$(1,695,054)	$(5,892,913)	$(4,199,093)

Net loss per share
Basic	$(0.21)	$(0.09)	$(0.32)	$(0.23)
Diluted	$(0.21)	$(0.09)	$(0.32)	$(0.23)

Weighted average number of shares outstanding
Basic	18,699,608	18,536,076	18,688,202	18,528,650
Diluted	18,699,608	18,536,076	18,688,202	18,528,650

Comprehensive loss:
Net loss	$(3,998,921)	$(1,695,054)	$(5,892,913)	$(4,199,093)
Unrealized gain (loss) on marketable securities, net of taxes	4,124	74,337	25,148	(61,913)
Foreign currency translation adjustment	(34,905)	99,163	(43,230)	10,848
Comprehensive loss	$(4,029,702)	$(1,521,554)	$(5,910,995)	$(4,250,158)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net loss	$(5,892,913)	$(4,199,093)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	702,491	634,525
Stock-based compensation expense	2,133,477	1,912,697
Amortization of investments	424,899	-
Tax benefit from exercise of stock options	(22,524)	-
Other non-cash items	(62,448)	74,582
Changes in assets and liabilities:
Accounts receivable	(1,973,267)	457,784
Inventories	(5,765,014)	(404,911)
Other current assets	(846,986)	226,204
Other assets	(42,007)	(54,797)
Accounts payable	960,346	130,697
Accrued liabilities	(2,033,611)	(464,753)
Accrued income taxes	40,709	8,640
Deferred revenue	1,414,664	(1,452,305)
Net cash used in operating activities	(10,962,184)	(3,130,730)

Investing activities
Purchases of property and equipment	(702,941)	(3,220,383)
Purchases of short-term investments, marketable securities and other investments	(6,087,680)	-
Proceeds from sale of short-term investments, marketable securities and other investments	27,900,000	26,550,000
Net cash from investing activities	21,109,379	23,329,617

Financing activities
Proceeds from the exercise of stock options and warrants	164,608	48,708
Tax benefit from the exercise of stock options	22,524	-
Net cash from financing activities	187,132	48,708

Effect of exchange rate changes on cash and cash equivalents	82,308	(76,110)

Net increase in cash and cash equivalents	10,416,635	20,171,485
Cash and cash equivalents, beginning of the period	55,099,319	81,948,482
Cash and cash equivalents, end of the period	$65,515,954	$102,119,967

Supplemental disclosure of cash flow information
Cash paid for income taxes	$13,000	$52,000

Supplemental noncash investing activities
Unrealized gain (loss) on marketable securities, net of taxes	$25,148	$(61,913)

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

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

Note 2 – Stock-based compensation

We recognize stock-based compensation expense in accordance with Financial Accounting Standards Board’s (FASB) revised share-based payment guidance.  This guidance requires share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights, restricted stock awards, and restricted stock units to be recognized in the statement of operations based on their fair values at the date of grant.

Stock-based compensation expense recorded was $0.9 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively and $2.1 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, there was $5.1 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 2.8 years.

During the three and six months ended June 30, 2011, we granted 23,250 restricted stock awards and 15,000 restricted stock units.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$7,353,185	$5,420,609
Work in process	1,981,214	1,471,285
Finished goods	9,502,214	6,129,378
Total	$18,836,613	$13,021,272

At both June 30, 2011 and December 31, 2010, we had $0.6 million of product inventory held on consignment.

Note 4 – Property and equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land is not depreciated.  At June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010	Estimated useful life
Land	$10,680,000	$10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,135,588	2,700,264	3-7 years
Furniture and fixtures	5,660,851	5,455,054	7 years
Leasehold improvements	103,546	40,612	Shorter of estimated useful life or term of lease
	$44,085,559	$43,381,504
Accumulated depreciation	(6,918,890)	(6,216,198)
Total	$37,166,669	$37,165,306

Note 5 – Warranty costs

We typically offer a one year warranty on our base systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost of the standard warranty coverage as a charge to cost of revenue when revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated product performance, and the cost per repair.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage, and service delivery costs incurred in correcting a product failure.  If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.  Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions.  We assess the adequacy of the warranty provision and we may adjust this provision, if necessary.

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Warranty accrual, beginning of period	$529,374	$596,210
Charges to cost and expenses relating to new sales	472,575	955,198
Costs of product warranty claims/change of estimate	(486,245)	(1,022,034)
Warranty accrual, end of period	$515,704	$529,374

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

We performed an analysis of our investments held at June 30, 2011 and December 31, 2010 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

Assets	Fair Value as of June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$65,516	$-	$-	$65,516
Short-term investments*	12,014	-	-	12,014
Other investments*	12,117	-	-	12,117
Auction-rate preferred securities	-	-	476	476
Auction-rate municipal securities	-	-	978	978
Total	$89,647	$-	$1,454	$91,101

* The amortized cost of these investments approximates fair market value.

Assets	Fair Value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,099	$-	$-	$55,099
Short-term investments*	34,017	-	-	34,017
Other investments*	12,036	-	-	12,036
Auction-rate preferred securities	-	-	848	848
Auction-rate municipal securities	-	-	966	966
Total	$101,152	$-	$1,814	$102,966

* The amortized cost of these investments approximates fair market value.

At June 30, 2011, the par value of the auction-rate preferred securities and auction-rate municipal securities were $0.5 million and $1.3 million, respectively.  At December 31, 2010, the par value of the auction-rate preferred securities and auction-rate municipal securities were $0.9 million and $1.3 million, respectively.  As described in more detail below, all of our auction-rate securities (ARS) have unrealized losses which have been recorded in accumulated other comprehensive loss.  There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

In addition to the auction-rate preferred securities and auction-rate municipal securities discussed above, at June 30, 2011, we had $12.1 million of other investments classified as held-to-maturity securities which included $6.1 million in corporate bonds and $6.0 million in U.S. agency bonds.  As of June 30, 2011, the maturity dates for the corporate bonds and U.S. agency bonds range from 1.1 to 1.8 years and 1.2 to 1.3 years, respectively.  At December 31, 2010, we had $12.0 million of other investments classified as held-to-maturity securities which included $10.0 million in U.S. agency bonds and $2.0 million in corporate bonds.  As of December 31, 2010, the maturity dates for U.S. agency bonds range from 1.0 to 1.7 years and for corporate bonds is 1.6 years.  The amortized cost of these investments approximates fair market value.

At June 30, 2011, we held $12.0 million of short-term investments classified as held-to-maturity which included $6.0 million in U.S. agency bonds, $4.0 million in commercial paper, and $2.0 million in U.S. Treasuries.  As of June 30, 2011, the maturity dates for U.S. agency bonds, commercial paper, and U.S Treasuries  range from 0.4 to 0.5 years, 1 day to 0.5 years, and 0.1 years, respectively.  At December 31, 2010, we held $34.0 million of short-term investments which included $24.0 million in U.S. Treasuries, $6.0 million in commercial paper, and $4.0 million in U.S. agency bonds.  As of December 31, 2010, the maturity dates for U.S. Treasuries, commercial paper, and U.S. agency bonds range from 0.4 to 0.6 years, 0.1 to 0.5 years, and 0.9 to 1.0 years, respectively.  The amortized cost of these investments approximates fair market value.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the six months ended June 30, 2011.

	Auction-rate	Auction-rate
(in thousands)	preferred securities	municipal securities	Total
Balance at December 31, 2010	$848	$966	$1,814
Purchases	-	-	-
Settlements (at par)	(400)	-	(400)
Transfers in/out of Level 3	-	-	-
Gains
Realized	-	-	-
Unrealized	28	12	40
Losses
Realized	-	-	-
Unrealized	-	-	-
Balance at June 30, 2011	$476	$978	$1,454

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular dividends from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Beginning in February 2008, our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of June 30, 2011 and December 31, 2010.

The estimated fair value of our holdings of ARS at June 30, 2011 was $1.5 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the three and six month periods ended June 30, 2011 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of June 30, 2011, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of June 30, 2011.

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

A reconciliation of basic and diluted shares for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	18,699,608	18,536,076	18,688,202	18,528,650
Potential common shares pursuant to stock options, SARs, restricted stock awards and warrants	-	-	-	-
Diluted weighted average number of shares outstanding	18,699,608	18,536,076	18,688,202	18,528,650

     For the three months ended June 30, 2011 and 2010, approximately 2.5 million and 2.6 million, respectively, and for the six months ended June 30, 2011 and 2010, approximately 1.2 million and 3.0 million, respectively, weighted average options, stock-settled stock appreciation rights, warrants, and restricted stock awards to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled stock appreciation rights, warrants, and restricted stock awards would have been antidilutive.

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

We establish reserves for uncertain tax positions based on our assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves. At June 30, 2011, we have $2.8 million of unrecognized tax benefits, all of which would affect our effective tax rate, if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, we had approximately $160,000 of accrued interest and penalties related to uncertain tax positions.

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

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, marketable securities and other investments valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2010.  There have been no material changes to our critical accounting policies as of June 30, 2011.

Recently issued accounting standards

        In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the fair value accounting guidance. The amendments intend to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The new amendments will be for interim and annual periods beginning after December 15, 2011.  We are currently evaluating the impact of adopting this guidance on our financial statements.

In June 2011, FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components or comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We are currently evaluating the impact of adopting this guidance on our financial statements.

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

Results of operations

Revenues for the quarter ended June 30, 2011 were $16.3 million, a 4 percent increase over the $15.6 million reported in the second quarter of 2010.  Product revenues increased to $10.1 million, a 9 percent increase over the $9.2 million reported in the second quarter of 2010.  Second quarter gross margin from product revenues was 61 percent, as compared to 62 percent reported in the second quarter of 2010.  Net loss for the second quarter ended June 30, 2011 was $4.0 million, or $0.21 per share, which included $1.2 million in patent litigation expense and $1.0 million in non-cash stock-based compensation expense.  Net loss for the second quarter ended June 30, 2010 was $1.7 million, or $0.09 per share, which included $0.7 million in patent litigation expense and $1.0 million in non-cash stock-based compensation expense.  As of June 30, 2011, the balance sheet continues to be strong with $91.1 million in cash, cash equivalents, short-term investments, and marketable securities and other investments with no borrowings.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2011 and 2010, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2011		2010
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$10,054	62%	$9,215	59%	$839	9%
Service revenues	3,907	24%	3,818	24%	89	2%
Royalty revenues	1,748	11%	1,307	8%	441	34%
Other revenues	556	3%	1,250	8%	(694)	(56%)
Total revenues	16,265	100%	15,590	100%	675	4%

Costs and expenses
Cost of product revenues	3,971	24%	3,485	22%	486	14%
Cost of service revenues	1,741	11%	1,299	8%	442	34%
Cost of royalty revenues	699	4%	523	3%	176	34%
Research and development	3,880	24%	3,589	23%	291	8%
Selling and marketing	6,253	38%	4,900	31%	1,353	28%
General and administrative	3,782	23%	3,360	22%	422	13%
Total costs and expenses	20,326	125%	17,156	110%	3,170	18%

Loss from operations	(4,061)	(25%)	(1,566)	(10%)	2,495	159%

Interest income	89	1%	91	1%	(2)	(2%)
Other income (loss)	29	-%	(191)	(1%)	220	115%

Loss before income taxes	(3,943)	(24%)	(1,666)	(11%)	2,277	137%

Provision for income taxes	56	-%	29	-%	27	93%

Net loss	$(3,999)	(25%)	$(1,695)	(11%)	$2,304	136%

	Six Months Ended June 30,
	2011		2010
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$20,601	60%	$18,382	58%	$2,219	12%
Service revenues	7,742	22%	7,763	25%	(21)	-%
Royalty revenues	4,967	14%	2,945	9%	2,022	69%
Other revenues	1,111	3%	2,500	8%	(1,389)	(56%)
Total revenues	34,421	100%	31,590	100%	2,831	9%

Costs and expenses
Cost of product revenues	8,274	24%	6,802	22%	1,472	22%
Cost of service revenues	3,594	10%	2,953	9%	641	22%
Cost of royalty revenues	1,987	6%	1,178	4%	809	69%
Research and development	7,528	22%	7,775	25%	(247)	(3%)
Selling and marketing	11,809	34%	9,744	31%	2,065	21%
General and administrative	7,268	21%	7,312	23%	(44)	(1%)
Total costs and expenses	40,460	118%	35,764	113%	4,696	13%

Loss from operations	(6,039)	(18%)	(4,174)	(13%)	1,865	45%

Interest income	202	1%	208	1%	(6)	(3%)
Other income (loss)	40	-%	(185)	(1%)	225	122%

Loss before income taxes	(5,797)	(17%)	(4,151)	(13%)	1,646	40%

Provision for income taxes	96	-%	48	-%	48	100%

Net loss	$(5,893)	(17%)	$(4,199)	(13%)	$1,694	40%

Product revenues.  During the three and six months ended June 30, 2011, our product revenues increased 9% and 12%, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in revenues from sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces and our newly introduced Icon Aesthetic System, our new flagship platform.  Toward the end of 2010, we launched the PaloViaTM Skin Renewing LaserTM – our first ever consumer product.  The PaloVia is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkle around the eyes.  The PaloVia laser is being sold through retail channels with which we have no history.  Until we are able to better estimate the customer return rates and the expected warranty accrual needed, we will defer revenue related to the PaloVia laser.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our products. During the three months ended June 30, 2011, service revenues increased 2% and for the six months ended June 30, 2011, services revenues remained consistent as compared to the corresponding periods in the prior year.  The increase in the three months ended June 30, 2011 was primarily due to higher sales from replacement handpieces, consumables, and accessories.

The following table sets forth, for the periods indicated, information about our total product and service revenues, by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
North America	57%	66%	57%	61%
Europe	14%	17%	16%	20%
Middle East	8%	2%	7%	3%
Asia/Pacific Rim	6%	2%	5%	2%
South and Central America	6%	5%	6%	7%
Australia	5%	6%	5%	5%
Japan	4%	2%	4%	2%
Total product and service revenues	100%	100%	100%	100%

In March 2011, Japan experienced an earthquake and tsunami which has had a significant impact on Japan’s economy and infrastructure.  During each of the three and six months ended June 30, 2011, 4% of the Company’s product and service revenue were generated from Japan.  As the earthquake and tsunami occurred toward the end of the first quarter, the Company believes that these events did not seriously impact our consolidated financial statements for the first quarter of 2011.  None of the Company’s assets were damaged.  In the second quarter of 2011, our Japanese product and service revenues were higher than the corresponding period in the prior year.  However, in the coming quarters, the Company expects a decrease in demand of the Company’s products and services in Japan and an impact on the Company’s consolidated financial statements and continuing operations as Japan struggles to rebuild its economy and infrastructure. The decrease in demand will be difficult to quantify, but is currently not expected to have a significant impact on the Company’s consolidated financial statements.   The Company will continue to assess the effect of the earthquake and tsunami on the Company’s consolidated financial statements and will disclose any significant effects as necessary.

Royalty revenues.  Royalty revenues increased for the three and six months ended June 30, 2011 by 34% and 69%, respectively, as compared to the corresponding periods in the prior year.  The increase is attributed to an increase in on-going royalty payments from our licensees and, for the six months ended June 30, 2011, the increase was also driven by a $1.1 million back-owed royalty payment in the first quarter of 2011.

Other revenues.  During both the three and six months ended June 30, 2011, other revenues decreased 56% as compared to the corresponding periods in the prior year.  For the three and six months periods ended June 30, 2011, other revenues consisted of the recognition of $0.6 million and $1.1 million, respectively related to payments received under an amendment to our license agreement (“License Agreement”) with P&G which was signed in the fourth quarter of 2010.  The payments under the amended License Agreement are being recognized ratably through the expected launch term.   For the three and six months periods ended June 30, 2010, other revenues were $1.25 million and $2.5 million, respectively, and consisted of quarterly payments relating to a License Agreement with P&G.

 Cost of product revenues.  For the three and six months ended June 30, 2011, our cost of product revenues as a percentage of total revenues was 24% as compared to 22% in the corresponding periods in 2010.  The increase as a percentage of total revenues is due to a shift in product revenues away from North American sales where we sell our products through a direct sales force instead of through distributors at lower prices, and was partially offset by higher product sales volume which resulted in higher overhead absorption.

 Cost of service revenues. For the three months ended June 30, 2011 and 2010, our cost of service revenues as a percentage of total revenues was 11% and 8%, respectively, and increased in absolute dollars in 2011 over 2010.  For the six months ended June 30, 2011 and 2010, our cost of service revenues as a percentage of total revenues was 10% and 9%, respectively, and increased in absolute dollars in 2011 over 2010.  The increase in absolute dollars is due to an increase in labor costs as headcount has grown to be in line with our growing product base, the opening of our new offices in Germany and Spain, and higher shipping expenses during 2011.

Cost of royalty revenues.  The cost of royalty revenues increased for the three and six months ended June 30, 2011 by 34% and 69%, respectively, as compared to the corresponding periods in the prior year.  The increase is attributed to an increase in on-going royalty payments from our licensees and, for the six months ended June 30, 2011, the increase was also driven by a $1.1 million back-owed royalty payment in the first quarter of 2011.  As a percentage of royalty revenues, the cost of royalty revenues was consistent at 40% in accordance with our license agreement with Massachusetts General Hospital in comparison to the same period in 2010.

Research and development expense.  Research and development expense increased by $0.3 million and as a percentage of total revenues for the three months ended June 30, 2011 and 2010 increased to 24% from 23%, respectively.  Research and development expense decreased by $0.2 million and as a percentage of total revenues for the six months ended June 30, 2011 and 2010 decreased to 22% from 25%, respectively.

 Research and development expenses relating to our professional business increased by 66% and 51%, respectively, for the three and six months ended June 30, 2011, as compared to the same periods in the prior year.  Research expenses relating to our professional business include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Research and development expense relating to our consumer business decreased by 86%  and 88%, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010. This decrease in research and development expense related to our consumer business includes decreases in payroll and payroll related expense, materials, and other overhead expenses related directly to our consumer products as compared to the same periods in 2010.

For each of the three months ended June 30, 2011 and 2010, research and development expense included $0.4 million of stock-based compensation expense.  For each of the six months ended June 30, 2011 and 2010, research and development expense included $0.9 million of stock-based compensation expense.

Selling and marketing expense.  For the three and six months ended June 30, 2011, selling and marketing expenses increased 28% and 21%, respectively, as compared to the corresponding periods in the prior year.  Selling and marketing expenses relating to our professional business for the three and six months ended June 30, 2011 increased 25% and 19%, respectively, when compared to the same periods in 2010.  This increase in the three month period was primarily driven by an increase of $0.6 million from our foreign subsidiaries in Germany and Spain which we established in 2011.  This increase in the six month period was driven by increases of $0.6 million from our foreign subsidiaries in Germany and Spain which we established in 2011, $0.4 million in commissions related to our professional business due to higher revenues, $0.3 million from tradeshows, seminars, and workshops, $0.2 million in direct marketing expenses, and $0.2 million from payroll and payroll related expenses.  Selling and marketing expenses relating to our consumer business for the three and six months ended June 30, 2011 increased 56% and 51%, respectively, as compared to the same periods in 2010.  This increase in the three month period was primarily driven by an increase of $0.2 million in direct marketing. This increase in the six month period was driven by increases of $0.3 million in direct marketing and $0.2 million in payroll and payroll related expenses offset by $0.2 million in consultant expense.

For the three months ended June 30, 2011 and 2010, selling and marketing expense included $0.3 million and $0.2 million, respectively, of stock-based compensation expense.   For the six months ended June 30, 2011 and 2010, selling and marketing expense included $0.6 million and $0.5 million, respectively, of stock-based compensation expense.

General and administrative expense.  For the three months ended June 30, 2011, general and administrative expenses increased 13% and for the six months ended June 30, 2011, general and administrative expenses decreased 1% as compared to the corresponding periods in the prior year.  For the three months ended, the increase was due to increased legal expenses and expenses related to establishing our new foreign subsidiaries in 2011, offset by a decrease in incentive compensation.  For the six months ended, the decrease was due to a decrease in incentive compensation, offset by increased legal expenses and expenses related to establishing new foreign subsidiaries in 2011.  The six months ended June 30, 2010 includes a charge of $1.2 million relating to the remaining lease obligation at our old facility.

For each of the three months ended June 30, 2011 and 2010, general and administrative expense included $0.2 million of stock-based compensation expense.  For each of the six months ended June 30, 2011 and 2010, general and administrative expense included $0.4 million of stock-based compensation expense.

Interest income. Interest income decreased slightly for the three and six months ended June 30, 2011 as compared to the corresponding periods in the prior year primarily from lower cash and cash equivalents, short-term investments, and marketable securities and other investments balance, offset by higher interest rates.  The decline in our cash and cash equivalents, short-term investments, and marketable securities balance is primarily from costs associated with our entrance into the consumer product market.

Other income.  Other income for the three and six months ended June 30, 2011 and 2010 includes the foreign exchange gain resulting from transactions in currencies other than the U.S. dollar.

Provision for income taxes.  Our effective tax rate was 1.7% and 1.2% for the six months ended June 30, 2011 and 2010, respectively.  In both 2011 and 2010, our effective tax rate consisted primarily of state taxes.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Six months ended June 30,		Change
	2011	2010	$	%
Cash flows used in operating activities	$(10,962)	$(3,131)	(7,831)	250%
Cash flows from investing activities	21,109	23,330	(2,221)	(10%)
Cash flows from financing activities	187	49	138	282%
Capital expenditures	703	3,220	(2,517)	(78%)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

	June 30,	December 31,	Change
	2011	2010	$	%
Cash and cash equivalents	$65,516	$55,099	10,417	19%
Short-term investments	12,007	34,017	(22,010)	(65%)
Accounts receivable, net	7,324	5,350	1,974	37%
Inventories, net	18,837	13,021	5,816	45%
Marketable securities and other investments	13,566	13,850	(284)	(2%)
Working capital	87,617	90,913	(3,296)	(4%)

As of June 30, 2011, we had $91.1 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of June 30, 2011, we had no debt outstanding.

At June 30, 2011, we held $1.5 million in auction-rate securities (ARS) which consisted of $0.5 million of auction-rate municipal securities and $1.0 million of auction-rate preferred securities. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of June 30, 2011. During the six months ended June 30, 2011 and 2010, we sold $0.4 million and $1.6 million of our ARS at par, respectively.

We have determined that the fair value of our ARS was temporarily impaired as of June 30, 2011 and December 31, 2010. For the three months ended June 30, 2011 and 2010, we marked to market our ARS and recorded an unrealized gain of $4,000 and $74,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS.  For the six months ended June 30, 2011 and 2010, we marked to market our ARS and recorded an unrealized gain of $25,000 and an unrealized loss of $62,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of June 30, 2011, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash used in operating activities increased for the period ended June 30, 2011 as compared to the period ended June 30, 2010. This increase primarily reflects the effects of an increase in working capital requirements and a larger current period net loss, which is partially offset by an increase in non-cash-related outflows over the prior period’s net loss.  Cash provided by investing activities decreased for the period ended June 30, 2011 as compared to the period ended June 30, 2010. These amounts primarily reflect less cash used for purchases of property and equipment (including construction in progress) and purchases of and proceeds from the sale of short-term investments and marketable securities, net. Cash provided by financing activities increased for the period ended June 30, 2011 as compared to the period ended June 30, 2010. This increase was primarily due to an increase in proceeds from exercise of stock options.

We anticipate that capital expenditures for 2011 will total approximately $1.5 million consisting primarily of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.

On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. At June 30, 2011, 675,500 shares of common stock had been repurchased, leaving 324,500 remaining to be repurchased, if desired. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  During the three and six months ended June 30, 2011, we did not purchase any of our common stock.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2011, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three and six months ended June 30, 2011, totaled approximately $0.7 million and $2.0 million, respectively. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

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

The following table summarizes our estimated contractual cash obligations as of June 30, 2011, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	Years	Years	Years
Operating leases	$506	$283	$223	$-	-
Purchase commitments	11,110	11,110	-	-	-
Total contractual cash obligations	$11,616	$11,393	$223	$-	$-

Our purchase commitments have increased from recent years due to our entry into the consumer market.

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

Our investment portfolio of cash equivalents, short-term investments, corporate preferred securities, municipal debt securities, and other investments is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At June 30, 2011, we held $1.5 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of June 30, 2011.  In the three and six months ended June 30, 2011, we sold $0.2 million and $0.4 million, respectively of our ARS held at December 31, 2010.  The recovery of the remaining $1.5 million ARS held is based upon market factors which are not within our control.

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

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of June 30, 2011. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

A hearing was held on September 14, 2010 on Candela's motion for summary judgment regarding both invalidity and non-infringement of certain claims of the '844 patent.  On April 26, 2011, the Judge issued a ruling denying Candela’s motion for summary judgment regarding invalidity of claim 32 of the ‘844 patent, denying Candela’s motion for summary judgment regarding non-infringement of claim 32 of the ‘844 patent and granting Candela’s motion for summary judgment regarding non-infringement of independent claims 1, 19 and 27 and dependent claims thereon of the ‘844 patent.  At a pretrial conference on May 18, 2011, the Judge scheduled jury empanelment for October 3, 2011, with trial scheduled to begin the next day, October 4, 2011. The trial is expected to run through October 12, 2011.

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

On November 13, 2009, the Judge re-opened the case.  A claim construction hearing (also known as a Markman hearing) was held November 17, 2010, and on April 14, 2011, the judge issued what we consider to be a favorable ruling.  The parties are in discovery.  No trial date has yet been set.

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

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2010 in addition to the other information included in this quarterly report, including the risk factors below. If any of the risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

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

At the end of 2010, we launched the PaloVia™ Skin Renewing Laser™ -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The commercialization of a home-use, light-based device has been one of our goals for many years, and our future growth is largely dependent on our ability to do so.  In the future, we could receive substantial revenue from sales of the PaloVia Laser and other home-use, light-based devices as well as consumable components sold for use therewith.  Our success will depend on a number of factors, including our ability to successfully launch home-use, light-based devices, the timing of such commercial launches and the market acceptance of such consumer products.  Our ability to achieve these goals may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market and keeping them on the market, the inability to obtain or enforce intellectual property protection, market acceptance of our new products, adverse events, product changes and rates of customer returns. Many of our competitors have publicly announced their intent to enter the consumer market.  Competing against such systems may be difficult.  Significant resources and the attention of key personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that the PaloVia Laser or any future home-use products will prove to be commercially successful.  The consumer product market is known for high rates of product returns.  To achieve our objectives, the Company must determine how to best realize value from such returned products.  The consumer product market is also known for product liability lawsuits.  Litigation is unpredictable and we may not prevail in successfully defending our position. If we do not prevail in such litigation, we may be ordered to pay substantial damages. In addition, following litigation loss or an increase in adverse events or other problems among consumers, we could also decide to stop selling such products.    If we are not successful, our business could be adversely impacted and the price of our common stock could fall.

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

We are in the process of increasing our manufacturing efforts for the Palovia, which could adversely impact our business.

In order to meet anticipated demand for the PaloVia, we are in the process of increasing our manufacturing efforts.  This may increase our inventory on hand if we over-estimate anticipated demand as well as our purchase commitments, which would have a negative impact on our business.

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

                We develop light-based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts.  With regard to single source suppliers, we use scanner subassemblies and diode laser subassemblies to manufacture our PaloVia™ Skin Renewing Laser™, we use diode laser subassemblies to manufacture our Aspire™ body sculpting system with SlimLipo™ handpiece, and we use 1540nm laser rods to manufacture our Lux1540 handpiece.  We depend exclusively on sole source suppliers for these components, and we are aware of no alternative suppliers.  The scanner and diode laser subassemblies and the 1540nm laser rods are important to our business.  A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse effect on inventory and inventory reserves.  Any extended interruption in our supplies of third-party components could materially harm our business.

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

As of June 30, 2011, we held approximately $1.5 million of auction-rate securities (ARS). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of June 30, 2011 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At June 30, 2011, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of June 30, 2011, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

Our business and operating results could be adversely affected if our third party data protection measures are not seen as adequate, there are breaches of our security measures, or unintended disclosures of our third party data.

As we conduct transactions online directly with customers and perform other processes necessary to operate our business, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our customers. In addition, we are collecting third party information, including personal information and credit card information. We take measures to protect and safeguard our third party data from unauthorized access or disclosure. Despite our best efforts, it is possible that our security controls over third party data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of third party information (including personally identifiable information) could harm our reputation, compel us to comply with disparate state breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our company does not adequately protect the privacy of personal information could result in a loss of current or potential customers for our online offerings that require the collection of customer data. Our key business partners also face these same risks and we have no control over their security measures.  Any security breaches of these key business partners’ systems could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues.

If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our business and operating results may suffer.

We rely on information technology networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, and invoicing and collection of payments for our products. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events.  If our information technology systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

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

Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	acceptance and success of new products or technologies;
•	the success of competitive products or technologies;
•	regulatory developments in the United States and foreign countries;
•	developments or disputes concerning patents or other foreign countries;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and
•	general economic, industry and market conditions.

Item 2.       Changes in securities, use of proceeds and issuer purchases of securities

			Total number	Maximum
			of shares	number of
	Total number		purchased as	shares that
	of shares	Average price	part of publicly	may yet be purchased
Period	purchased	per share	announced program *	under program *
April 1, 2011 through April 30, 2011	-	-	-	324,500
May 1, 2011 through May 31, 2011	-	-	-	324,500
June 1, 2011 through June 30, 2011	-	-	-	324,500
Total	-	-	-	324,500

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

Item 3.      Defaults upon senior securities

  None.

Item 4.      (Removed and Reserved)

  None.

Item 5.      Other information

As previously reported on a Form 8-K dated May 24, 2011, at the 2011 Shareholders Meeting, in a non-binding advisory vote, over a majority of the votes cast voted in favor of one year as the frequency with which the Company should hold future non-binding advisory votes on the compensation of our named executive officers. In July 2011, the Company’s Board of Directors determined that, in light of these voting results and other factors, the Company will hold future non-binding advisory votes on the compensation of our named executive officers on an annual basis, until the next non-binding advisory vote on the frequency of such votes on executive compensation.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Medical Technologies, Inc. (Registrant)

Date: August 9, 2011	/s/ Joseph P. Caruso
Joseph P. Caruso
President, Chief Executive Officer and Director

Date: August 9, 2011	/s/ Paul S. Weiner
Paul S. Weiner
Vice President and Chief Financial Officer