Form 10-Q
period 2011-11-06
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2011-11-08
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of the close of business on November 4, 2011 was 19,507,503.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

		Restated
	September 30,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$84,422,053	$55,099,319
Short-term investments	15,761,276	34,017,006
Total cash, cash equivalents and short-term investments	100,183,329	89,116,325
Accounts receivable, net	8,127,732	5,349,835
Inventories	21,901,469	13,021,272
Other current assets	1,066,171	855,014
Total current assets	131,278,701	108,342,446

Marketable securities and other investments	10,398,516	13,850,197

Property and equipment, net	37,046,179	37,165,306

Other assets	243,430	219,554

Total assets	$178,966,826	$159,577,503

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,577,017	$2,293,096
Accrued liabilities	11,474,714	10,742,581
Deferred revenue	7,229,709	4,394,081
Total current liabilities	21,281,440	17,429,758

Accrued income taxes	3,085,331	2,854,077

Total liabilities	$24,366,771	$20,283,835

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 19,030,503 and 18,925,549 shares, respectively	190,305	189,256
Additional paid-in capital	217,216,443	211,376,381
Accumulated other comprehensive loss	(381,517)	(490,806)
Accumulated deficit	(62,425,176)	(71,781,163)
Total stockholders' equity	$154,600,055	$139,293,668

Total liabilities and stockholders’ equity	$178,966,826	$159,577,503

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Product revenues	$10,413,952	$9,273,158	$31,014,467	$27,655,391
Service revenues	3,446,226	3,749,164	11,188,725	11,512,299
Royalty revenues	31,637,966	1,499,182	36,604,815	4,444,327
Other revenues	555,557	1,250,000	1,666,669	3,750,000
Total revenues	46,053,701	15,771,504	80,474,676	47,362,017

Costs and expenses
Cost of product revenues	4,309,178	3,781,473	12,582,995	10,583,241
Cost of service revenues	1,626,984	1,367,316	5,221,445	4,320,439
Cost of royalty revenues	11,835,934	599,673	13,822,673	1,777,731
Research and development	4,271,366	3,545,622	11,799,590	11,320,691
Selling and marketing	6,616,494	4,663,632	18,425,200	14,408,442
General and administrative	(1,116,714)	4,267,535	6,150,891	11,579,566
Total costs and expenses	27,543,242	18,225,251	68,002,794	53,990,110

Income (loss) from operations	18,510,459	(2,453,747)	12,471,882	(6,628,093)

Interest income	811,904	108,630	1,013,976	309,747
Other (loss) income	(212,212)	390,784	(172,894)	212,922

Income (loss) before income taxes	19,110,151	(1,954,333)	13,312,964	(6,105,424)

Provision for income taxes	3,861,251	69,454	3,956,977	117,456

Net income (loss)	$15,248,900	$(2,023,787)	$9,355,987	$(6,222,880)

Net income (loss) per share
Basic	$0.82	$(0.11)	$0.50	$(0.34)
Diluted	$0.81	$(0.11)	$0.49	$(0.34)

Weighted average number of shares outstanding
Basic	18,700,253	18,561,877	18,688,202	18,539,847
Diluted	18,816,407	18,561,877	18,980,957	18,539,847

Comprehensive income (loss):
Net income (loss)	$15,248,900	$(2,023,787)	$9,355,987	$(6,222,880)
Unrealized gain (loss) on marketable securities, net of taxes	30,823	5,256	55,971	(56,657)
Foreign currency translation adjustment	96,548	(122,434)	53,318	(111,586)
Comprehensive income (loss)	$15,376,271	$(2,140,965)	$9,465,276	$(6,391,123)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Restated
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Operating activities
Net income (loss)	$9,355,987	$(6,222,880)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	1,063,366	956,602
Stock-based compensation expense	2,906,252	2,794,761
Amortization of investments	459,086	97,212
Tax benefit from exercise of stock options	(2,770,251)	(46,437)
Other non-cash items	(29,809)	(39,605)
Changes in assets and liabilities:
Accounts receivable	(2,787,852)	(589,786)
Inventories	(8,870,890)	(956,132)
Other current assets	(117,366)	49,886
Other assets	(52,894)	(54,797)
Accounts payable	319,080	351,590
Accrued liabilities	3,545,372	476,106
Accrued income taxes	231,254	(176,275)
Deferred revenue	2,803,472	(1,612,595)
Net cash from (used in) operating activities	6,054,807	(4,972,350)

Investing activities
Purchases of property and equipment	(945,889)	(3,592,144)
Purchases of short-term investments, marketable securities and other investments	(14,847,930)	(46,314,856)
Proceeds from sale of short-term investments, marketable securities and other investments	36,086,720	26,850,000
Net cash from (used in) investing activities	20,292,901	(23,057,000)

Financing activities
Proceeds from the exercise of stock options and warrants	164,608	48,708
Tax benefit from the exercise of stock options	2,770,251	46,437
Net cash from financing activities	2,934,859	95,145

Effect of exchange rate changes on cash and cash equivalents	40,167	95,163

Net increase (decrease) in cash and cash equivalents	29,322,734	(27,839,042)
Cash and cash equivalents, beginning of the period	55,099,319	81,948,482
Cash and cash equivalents, end of the period	$84,422,053	$54,109,440

Supplemental disclosure of cash flow information
Cash paid for income taxes	$13,000	$52,000

Supplemental noncash investing activities
Unrealized gain (loss) on marketable securities, net of taxes	$55,971	$(56,657)

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

Correction of Immaterial Error

This Form 10-Q reflects a correction of an immaterial error in our Consolidated Balance Sheet as of December 31, 2010, our Consolidated Statement of Cash Flows for the year ended December 31, 2010 contained in our Form 10-K for the fiscal year ended December 31, 2010 filed on March 9, 2011, and our Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 contained in our Form 10-Q for the nine months ended September 30, 2010 filed on November 5, 2010.

The effect of this correction on the Consolidated Balance Sheet as of December 31, 2010 is summarized in the following table:

	As of December 31, 2010
	Previously Reported	Adjustments	As Restated
Assets:
Cash and cash equivalents	$77,102,618	$(22,003,299)	$55,099,319
Short-term investments	12,013,707	22,003,299	34,017,006
Total cash, cash equivalents and short-term investments	$89,116,325	$-	$89,116,325

         The effects of this correction on the Consolidated Statement of Cash Flow for the year ended December 31, 2010 are summarized in the following table:

	For the Year Ended December 31, 2010
	Previously
	Reported	Adjustments	As Restated
Cash Flows used in operating activities:
Amortization of investments	$-	$348,061	$348,061
Changes in assets and liabilities - Other Current Assets	1,333,033	(92,142)	1,240,891
Other cash flows used in operating activity items	(5,792,939)	-	(5,792,939)
Net cash used in operating activities	$(4,459,906)	$255,919	$(4,203,987)

Cash Flows used in investing activities:
Purchases of property and equipment	$(3,840,846)	$-	$(3,840,846)
Purchases of marketable securities	(12,032,241)	-	(12,032,241)
Purchases of short-term investments	(12,013,707)	(22,259,218)	(34,272,925)
Proceeds from sale of marketable securities	2,125,000	-	2,125,000
Proceeds from sale of short-term investments	25,000,000	-	25,000,000
Net cash used in investing activities	$(761,794)	$(22,259,218)	$(23,021,012)

Net cash from financing activities	$267,323	$-	$267,323

Effects of exchange rates on cash and cash equivalents	$108,513	-	$108,513

Net decrease in cash and cash equivalents	$(4,845,864)	$(22,003,299)	$(26,849,163)
Cash and cash equivalents, beginning of the period	$81,948,482		$81,948,482
Cash and cash equivalents, end of the period	$77,102,618	$(22,003,299)	$55,099,319

         The effects of this correction on the Consolidated Statement of Cash Flow for the nine months ended September 30, 2010 are summarized in the following table:

	For the Nine Months Ended September 30, 2010
	Previously
	Reported	Adjustments	As Restated
Cash Flows used in operating activities:
Amortization of investments	$-	$97,212	$97,212
Changes in assets and liabilities - Other Current Assets	402,125	(352,239)	49,886
Other cash flows used in operating activity items	(5,119,448)	-	(5,119,448)
Net cash used in operating activities	$(4,717,323)	$(255,027)	$(4,972,350)

Cash Flows used in investing activities:
Purchases of property and equipment	$(3,592,144)	$-	$(3,592,144)
Purchases of short-term investments, marketable securities and other investments	(24,055,638)	(22,259,218)	(46,314,856)
Proceeds from sale of short-term investments, marketable securities and other investments	26,850,000	-	26,850,000
Net cash used in investing activities	$(797,782)	$(22,259,218)	$(23,057,000)

Net cash from financing activities	$95,145	$-	$95,145

Effects of exchange rates on cash and cash equivalents	$95,163	-	$95,163

Net decrease in cash and cash equivalents	$(5,324,797)	$(22,514,245)	$(27,839,042)
Cash and cash equivalents, beginning of the period	$81,948,482		$81,948,482
Cash and cash equivalents, end of the period	$76,623,685	$(22,514,245)	$54,109,440

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

     There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Form 10-K, that are of significance, or potential significance to the Company.

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

Stock-based compensation expense recorded was $0.8 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively and $2.9 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, there was $4.3 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 2.8 years.

During the nine months ended September 30, 2011, we granted 23,250 restricted stock awards and 15,000 restricted stock units.  No grants were made during the three months ended September 30, 2011.

Note 3 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$ 8,424,731	$ 5,420,609
Work in process	1,863,433	1,471,285
Finished goods	11,613,305	6,129,378
Total	$ 21,901,469	$ 13,021,272

At both September 30, 2011 and December 31, 2010, we had $0.6 million of product inventory held on consignment related to our consumer product.  For further discussion regarding our consumer product, see Note 10.

Note 4 – Property and equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land is not depreciated.  At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	September 30,	December 31,
	2011	2010	Estimated useful life
Land	$10,680,000	$10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,206,858	2,700,264	3-7 years
Furniture and fixtures	5,832,651	5,455,054	7 years
Leasehold improvements	102,734	40,612	Shorter of estimated useful life or term of lease
	$44,327,817	$43,381,504
Accumulated depreciation	(7,281,638)	(6,216,198)
Total	$37,046,179	$37,165,306

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

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Warranty accrual, beginning of period	$529,374	$596,210
Charges to cost and expenses relating to new sales	796,300	955,198
Costs of product warranty claims/change of estimate	(702,290)	(1,022,034)
Warranty accrual, end of period	$623,384	$529,374

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

We performed an analysis of our investments held at September 30, 2011 and December 31, 2010 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Assets	Fair Value as of September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,422	$-	$-	$84,422
Short-term investments*	15,768	-	-	15,768
Other investments*	9,084	-	-	9,084
Auction-rate preferred securities	-	-	295	295
Auction-rate municipal securities	-	-	1,007	1,007
Total	$109,274	$-	$1,302	$110,576

* The amortized cost of these investments approximates fair market value.

Assets	Fair Value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,099	$-	$-	$55,099
Short-term investments*	34,017	-	-	34,017
Other investments*	12,036	-	-	12,036
Auction-rate preferred securities	-	-	848	848
Auction-rate municipal securities	-	-	966	966
Total	$101,152	$-	$1,814	$102,966

* The amortized cost of these investments approximates fair market value.

At September 30, 2011, we held $15.8 million of short-term investments classified as held-to-maturity which included $8.0 million in U.S. agency bonds, $5.8 million in commercial paper, and $2.0 million in corporate bonds.  As of September 30, 2011, the maturity dates for U.S. agency bonds, commercial paper, and corporate bonds range from 0.1 to 1 year, 0.3 to 0.6 years, and 0.8 years, respectively.  At December 31, 2010, we held $34.0 million of short-term investments which included $24.0 million in U.S. Treasuries, $6.0 million in commercial paper, and $4.0 million in U.S. agency bonds.  As of December 31, 2010, the maturity dates for U.S. Treasuries, commercial paper, and U.S. agency bonds range from 0.4 to 0.6 years, 0.1 to 0.5 years, and 0.9 to 1.0 years, respectively.  The amortized cost of these investments approximates fair market value.

At September 30, 2011, the par value of the auction-rate preferred securities and auction-rate municipal securities were $0.3 million and $1.3 million, respectively.  At December 31, 2010, the par value of the auction-rate preferred securities and auction-rate municipal securities were $0.9 million and $1.3 million, respectively.  As described in more detail below, all of our auction-rate securities (ARS) have unrealized losses which have been recorded in accumulated other comprehensive loss.  There is no maturity date of the auction-rate preferred securities while the maturity date for our auction-rate municipal securities is in December 2045.

In addition to the auction-rate preferred securities and auction-rate municipal securities discussed above, at September 30, 2011, we had $9.1 million of other investments classified as held-to-maturity securities which included $4.1 million in commercial paper, $3.0 million in U.S. agency bonds, and $2.0 million in U.S. Treasuries.  As of September 30, 2011, the maturity dates for the commercial paper, U.S. agency bonds, and U.S. Treasuries range from 1.3 to 1.5 years, 1.7 to 1.8 years, and 1.8 years, respectively.  At December 31, 2010, we had $12.0 million of other investments classified as held-to-maturity securities which included $10.0 million in U.S. agency bonds and $2.0 million in corporate bonds.  As of December 31, 2010, the maturity dates for U.S. agency bonds range from 1.0 to 1.7 years and for corporate bonds is 1.6 years.  The amortized cost of these investments approximates fair market value.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2011.

	Auction-rate	Auction-rate
(in thousands)	preferred securities	municipal securities	Total
Balance at December 31, 2010	$848	$966	$1,814
Purchases	-	-	-
Settlements (at par)	(600)	-	(600)
Transfers in/out of Level 3	-	-	-
Gains
Realized	-	-	-
Unrealized	47	41	88
Losses
Realized	-	-	-
Unrealized	-	-	-
Balance at September 30, 2011	$295	$1,007	$1,302

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular dividends from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Beginning in February 2008, our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of September 30, 2011 and December 31, 2010.

The estimated fair value of our holdings of ARS at September 30, 2011 was $1.3 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the three and nine month periods ended September 30, 2011 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of September 30, 2011, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, reoccurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of September 30, 2011.

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

Note 7 – Net income (loss) per common share

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

A reconciliation of basic and diluted shares for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	18,700,253	18,561,877	18,688,202	18,539,847
Potential common shares pursuant to stock options, SARs, restricted stock awards and warrants	116,154	-	292,755	-
Diluted weighted average number of shares outstanding	18,816,407	18,561,877	18,980,957	18,539,847

For the three months ended September 30, 2011 and 2010, approximately 3.0 million and 2.5 million, respectively, and for the nine months ended September 30, 2011 and 2010, approximately 2.5 million and 2.9 million, respectively, weighted average options, stock-settled stock appreciation rights, warrants, and restricted stock awards to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled stock appreciation rights, warrants, and restricted stock awards would have been antidilutive.

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

For the nine months ended September 30, 2011 and 2010, our effective tax rate was 30% and 2%, respectively.  In 2011, our effective tax rate consisted of U.S. federal and state income taxes.  Our 2011 effective tax rate is less than the statutory rate primarily due to the realization of previously reserved net operating loss carryforwards and tax credits.  In 2010, our effective tax rate consisted mainly of state income taxes as the company generated operating losses in the year.

In 2011, we generated operating income that is partially offset with previously reserved net operating loss carryforwards, resulting in a $4.0 million U.S. federal and state tax expense for the nine month period ended September 30, 2011. The company does not have any remaining federal net operating loss carryforwards, but continues to have other net deferred tax assets.

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

We establish reserves for uncertain tax positions based on our assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves. At September 30, 2011, we have $2.9 million of unrecognized tax benefits, all of which would affect our effective tax rate, if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011, we had approximately $170,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

Note 9 – Settlement of Candela/Syneron Litigation

On September 16, 2011, we announced the resolution of our patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation through the execution of a comprehensive Settlement Agreement. The Settlement Agreement includes two Non-Exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts (the “Anderson Patents”) for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31.0 million and granted to Palomar a royalty-free license to U.S. Patent Nos. 6,743,222 and 5,312,395 and U.S. and foreign counterparts for professional laser- and lamp-based systems.  Under the second Agreement, Palomar will grant to Syneron and affiliates a non-exclusive, royalty bearing license in the United States to U.S. Patent Nos. 5,735,844 and 5,595,568 for consumer home-use lamp-based hair removal products.  Syneron will pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar will receive a royalty-free license to certain Syneron and Candela patents.

The $31.0 million payment from Candela/Syneron received on September 19, 2011 is compensation for back-owed royalties for sales of professional laser- and lamp-based systems beginning with Candela and Syneron’s sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the Anderson Patents in February 2015.  The $31.0 million payment is irrevocable, non-refundable, and Palomar has no future obligations under the Settlement Agreement.  Under our license agreement with the Massachusetts General Hospital, we paid $5 million to the Massachusetts General Hospital.  This represents 40% of all royalty payments from Candela/Syneron, after deducting our related outside legal expenses.

We have accounted for the settlement with Candela and Syneron under ASC 605-25, Multiple-Element Arrangements.  In accordance with the multiple-element guidance, we have accounted for each of the elements by determining the relative fair value for each.  During the three and nine months ended September 30, 2011, we recorded $29.8 million of royalty revenues, $11.1 million of costs of royalty revenues, a $6.6 million reduction to general and administrative expenses, and $0.7 million of imputed interest income.  As the Company has met all revenue recognition criteria established by SAB 104, Topic 13, we recorded $29.8 million of royalty revenue, which represents the fair value allocated to the estimated back-owed and future royalties, as described above, relating to the commercial application of the Anderson patents.  In accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives, we recorded a $6.6 million of reduction to general and administrative expenses, which represents partial reimbursement of our outside legal expenses in accordance with the MGH agreement mentioned above.  The remaining reimbursed amount of legal expenses of $0.8 million under the MGH agreement was recorded as a reduction of costs of royalty revenues resulting in a total net amount of $11.1 million recorded as costs of royalty revenues.  We recorded $0.7 million of imputed interest income which is net of the 40% of interest owed to Massachusetts General Hospital.

Note 10 – Consumer Product

In the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® – our first ever consumer product.  The PaloVia laser is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkle around the eyes.  The PaloVia laser is being sold through retail channels with which we have no history.  Until we are able to estimate the customer return rates and the expected warranty accrual needed, we will defer all revenue related to the PaloVia laser.  At September 30, 2011 and December 31, 2010, we had $2.3 million and $0, respectively, of deferred revenue, net of unpaid amounts, related to the PaloVia laser.  Included in our consolidated inventory balances at September 30, 2011 and December 31, 2010 is approximately $7.0 million and $1.3 million, respectively, of consumer product inventory.  At September 30, 2011 and December 31, 2010, we had $0.6 million and $0.6 million, respectively, of inventory on consignment and $2.4 million and $0, respectively, of consumer product inventory relating to inventory that has been shipped to customers, but continues to be recognized as inventory until we recognize revenue related to the consumer product.

Note 11 – Contingencies

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

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, marketable securities and other investments valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2010.  There have been no material changes to our critical accounting policies as of September 30, 2011.

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

Results of operations

Revenues for the quarter ended September 30, 2011 were $46.1 million, which included $29.8 million in royalty revenues as a result of the patent litigation settlement with Candela and Syneron.  Excluding the patent litigation settlement, revenues were $16.3 million, a 3 percent increase over the $15.8 million reported in the third quarter of 2010.  We believe that the use of this non-GAAP revenues disclosure enhances our ability to conduct period-to-period analyses of our results.  Product revenues increased to $10.4 million, a 12 percent increase over the $9.3 million reported in the third quarter of 2010.  Third quarter gross margin from product revenues was 59 percent and was consistent with the percent reported in the third quarter of 2010.  Income before taxes for the third quarter ended September 30, 2011 was $19.1 million, which included $18.7 million of net royalty revenues, $6.6 million in partial legal reimbursement related to the patent litigation settlement with Candela and Syneron, $1.3 million in patent litigation expense, $0.8 million in non-cash stock-based compensation expense, and $0.7 million of imputed net interest income related to the patent litigation settlement with Candela and Syneron.  Loss before taxes for the third quarter ended September 30, 2010 was $2.0 million, which included $1.5 million in patent litigation expense and $0.9 million in non-cash stock-based compensation expense.  Net income for the third quarter ended September 30, 2011 was $15.2 million, or $0.81 per diluted share, as compared to a net loss for the third quarter ended September 30, 2010 of $2.0 million, or $0.11 per share.  As of September 30, 2011, the balance sheet continues to be strong with $110.6 million in cash, cash equivalents, short-term investments, and marketable securities and other investments with no borrowings.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2011		2010
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$10,414	23%	$9,273	59%	$1,141	12%
Service revenues	3,446	7%	3,749	24%	(303)	(8%)
Royalty revenues	31,638	69%	1,499	10%	30,139	2011%
Other revenues	556	1%	1,250	8%	(694)	(56%)
Total revenues	46,054	100%	15,771	100%	30,283	192%

Costs and expenses
Cost of product revenues	4,309	9%	3,781	24%	528	14%
Cost of service revenues	1,627	4%	1,367	9%	260	19%
Cost of royalty revenues	11,836	26%	600	4%	11,236	1873%
Research and development	4,271	9%	3,546	22%	725	20%
Selling and marketing	6,617	14%	4,664	30%	1,953	42%
General and administrative	(1,117)	(2%)	4,267	27%	(5,384)	(126%)
Total costs and expenses	27,543	60%	18,225	116%	9,318	51%

Income (loss) from operations	18,511	40%	(2,454)	(16%)	20,965	854%

Interest income	811	2%	109	1%	702	644%
Other (loss) income	(212)	-%	391	2%	(603)	(154%)

Income (loss) before income taxes	19,110	41%	(1,954)	(12%)	21,064	1078%

Provision for income taxes	3,861	8%	69	-%	3,792	5496%

Net income (loss)	$15,249	33%	$(2,023)	(13%)	$17,272	854%

	Nine Months Ended September 30,
	2011		2010
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Product revenues	$31,014	39%	$27,656	58%	$3,358	12%
Service revenues	11,189	14%	11,512	24%	(323)	(3%)
Royalty revenues	36,605	45%	4,444	9%	32,161	724%
Other revenues	1,667	2%	3,750	8%	(2,083)	(56%)
Total revenues	80,475	100%	47,362	100%	33,113	70%

Costs and expenses
Cost of product revenues	12,583	16%	10,584	22%	1,999	19%
Cost of service revenues	5,221	6%	4,320	9%	901	21%
Cost of royalty revenues	13,823	17%	1,778	4%	12,045	677%
Research and development	11,800	15%	11,321	24%	479	4%
Selling and marketing	18,425	23%	14,408	30%	4,017	28%
General and administrative	6,151	8%	11,579	24%	(5,428)	(47%)
Total costs and expenses	68,003	85%	53,990	114%	14,013	26%

Income (loss) from operations	12,472	15%	(6,628)	(14%)	19,100	288%

Interest income	1,014	1%	310	1%	704	227%
Other (loss) income	(173)	-%	212	-%	(385)	(182%)

Income (loss) before income taxes	13,313	17%	(6,106)	(13%)	19,419	318%

Provision for income taxes	3,957	5%	117	-%	3,840	3282%

Net income (loss)	$9,356	12%	$(6,223)	(13%)	$15,579	250%

Product revenues.  During both the three and nine months ended September 30, 2011, our product revenues increased 12%, as compared to the corresponding periods in the prior year, primarily due to increases in revenues from sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces and our newly introduced Icon Aesthetic System, our new flagship platform.  Toward the end of 2010, we launched the PaloVia® Skin Renewing Laser® – our first ever consumer product.  The PaloVia laser is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The PaloVia laser is being sold through retail channels with which we have no history.  Until we are able to estimate the customer return rates and the expected warranty accrual needed, we will defer revenue related to the PaloVia laser.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our products. During the three and nine months ended September 30, 2011, service revenues decreased 8% and 3%, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three and nine months ended September 30, 2011 was primarily due to lower sales from replacement handpieces, consumables, and accessories.

The following table sets forth, for the periods indicated, information about our total product and service revenues, by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
North America	56%	52%	56%	58%
Europe	15%	22%	15%	20%
Middle East	8%	3%	8%	3%
South and Central America	6%	7%	6%	7%
Australia	6%	6%	6%	6%
Asia/Pacific Rim	5%	5%	5%	3%
Japan	4%	5%	4%	3%
Total product and service revenues	100%	100%	100%	100%

In March 2011, Japan experienced an earthquake and tsunami which has had a significant impact on Japan’s economy and infrastructure.  During each of the three and nine months ended September 30, 2011, 4% of the Company’s product and service revenue were generated from Japan.  As the earthquake and tsunami occurred toward the end of the first quarter, the Company believes that these events did not seriously impact our consolidated financial statements for the first quarter of 2011.  None of the Company’s assets were damaged.  In the third quarter of 2011, our Japanese product and service revenues were slightly lower than the corresponding period in the prior year, but were slightly higher when comparing the current and prior year nine month periods.  In the coming quarters, the Company expects a decrease in demand of the Company’s products and services in Japan and an impact on the Company’s consolidated financial statements and continuing operations as Japan struggles to rebuild its economy and infrastructure. The decrease in demand will be difficult to quantify, but is currently not expected to have a significant impact on the Company’s consolidated financial statements.   The Company will continue to assess the effect of the earthquake and tsunami on the Company’s consolidated financial statements and will disclose any significant effects as necessary.

Royalty revenues.  Royalty revenues increased for the three and nine months ended September 30, 2011 by 2,011% and 724%, respectively, as compared to the corresponding periods in the prior year.  The increase is mainly attributed to the $29.8 million in royalty revenues received from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  The $29.8 million is compensation for back-owed royalties for sales of professional laser-and lamp-based systems beginning with Candela and Syneron’s sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the Anderson Patents in February 2015.   Excluding the $29.8 million, for the three and nine months ended September 30, 2011, royalty revenues increased 25% and 54%, respectively as compared to the corresponding periods in the prior year.  We believe that the use of this non-GAAP revenues disclosure enhances our ability to conduct period-to-period analyses of our results.  The increases are a result of an increase in on-going royalty payments from our licensees and, for the nine months ended September 30, 2011, the increase was also driven by a $1.1 million back-owed royalty payment in the first quarter of 2011.

Other revenues.  During both the three and nine months ended September 30, 2011, other revenues decreased 56% as compared to the corresponding periods in the prior year.  For the three and nine months periods ended September 30, 2011, other revenues consisted of the recognition of $0.6 million and $1.7 million, respectively related to payments received under an amendment to our license agreement (“License Agreement”) with P&G which was signed in the fourth quarter of 2010.  The payments under the amended License Agreement are being recognized ratably through the expected launch term.   For the three and nine months periods ended September 30, 2010, other revenues were $1.25 million and $3.75 million, respectively, and consisted of quarterly payments relating to a License Agreement with P&G.

 Cost of product revenues. For both the three months ended September 30, 2011 and 2010, our cost of product revenues as a percentage of product revenues was 41%.  For the nine months ended September 30, 2011, our cost of product revenues as a percentage of product revenues was 41% as compared to 38% for the nine months ended September 30, 2010.  The increase as a percentage of product revenues for the nine month period ended September 30, 2011 is due to a shift in product revenues away from North American sales where we sell our products through a direct sales force instead of through distributors at lower prices, and was partially offset by higher product sales volume which resulted in higher overhead absorption.

Cost of service revenues.  For the three months ended September 30, 2011 and 2010, our cost of service revenues as a percentage of service revenues was 47% and 36%, respectively, and increased in absolute dollars in 2011 over 2010.  For the nine months ended September 30, 2011 and 2010, our cost of service revenues as a percentage of service revenues was 47% and 38%, respectively, and increased in absolute dollars in 2011 over 2010.  The increase in absolute dollars is due to an increase in labor costs as headcount has grown to be in line with our growing product base, the opening of our new offices in Germany and Spain, and higher shipping expenses during 2011.

Cost of royalty revenues.  The cost of royalty revenues increased for the three and nine months ended September 30, 2011 by 1,873% and 677%, respectively, as compared to the corresponding periods in the prior year.  The increase is mainly attributed to the royalty revenues received from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation. Excluding the effect of the royalty revenues received from Candela/Syneron of $11.1 million for the three and nine months ended September 30, 2011, royalty revenues increased 25% and 54%, respectively as compared to the corresponding periods in the prior year.  We believe that the use of this non-GAAP cost of royalty revenues disclosure enhances our ability to conduct period-to-period analyses of our results.  The increases are a result of an increase in on-going royalty payments from our licensees and, for the nine months ended September 30, 2011, the increase was also driven by a $1.1 million back-owed royalty payment in the first quarter of 2011.  For the three months ended September 30, 2011, as a percentage of royalty revenues, the cost of royalty revenues was 37% versus the 40% for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, as a percentage of royalty revenues, the cost of royalty revenues was 38% versus the 40% for the nine months ended September 30, 2010.

Research and development expense. Research and development expense increased by $0.7 million, or 20%, for the three months ended September 30, 2011 over the corresponding period in 2010  and increased by $0.5 million, or 4%, for the nine months ended September 30, 2011 over the corresponding period in 2010.

 Professional research and development expenses increased by 122% and 71%, respectively, for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year.  Professional research expenses include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Consumer research and development expense decreased by 88% for each of the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The consumer research and development expense includes decreases in payroll and payroll related expenses, materials, and other overhead expenses related directly to our consumer products as compared to the same periods in 2010.

For the three months ended September 30, 2011 and 2010, research and development expense included $0.3 million and $0.4 million, respectively, of stock-based compensation expense.  For the nine months ended September 30, 2011 and 2010, research and development expense included $1.2 million and $1.3 million, respectively, of stock-based compensation expense.

Selling and marketing expense.  For the three and nine months ended September 30, 2011, selling and marketing expenses increased 42% and 28%, respectively, as compared to the corresponding periods in the prior year.  Professional selling and marketing expenses for the three and nine months ended September 30, 2011 increased 37% and 25%, respectively, when compared to the same periods in 2010.  This increase in the three month period was primarily driven by an increase of $0.7 million from our foreign subsidiaries in Germany and Spain which we established in 2011, $0.3 million in commissions due to higher revenues, and $0.3 million from payroll and payroll related expenses.  This increase in the nine month period was driven by increases of $1.3 million from our foreign subsidiaries in Germany and Spain which we established in 2011, $0.7 million in commissions due to higher revenues, $0.6 million from payroll and payroll related expenses, and $0.5 million from tradeshows, seminars, and workshops.  Consumer selling and marketing expenses for the three and nine months ended September 30, 2011 increased 111% and 70%, respectively, as compared to the same periods in 2010.  This increase in the three month period was primarily driven by an increase of $0.3 million in direct marketing. This increase in the nine month period was driven by increases of $0.5 million in direct marketing and $0.2 million in payroll and payroll related expenses offset by $0.3 million in consultant expense.

For each of the three months ended September 30, 2011 and 2010, selling and marketing expense included $0.2 million of stock-based compensation expense.   For the nine months ended September 30, 2011 and 2010, selling and marketing expense included $0.8 million and $0.7 million, respectively, of stock-based compensation expense.

General and administrative expense.  For the three and nine months ended September 30, 2011, general and administrative expenses decreased 126% and 47%, respectively, as compared to the corresponding periods in the prior year.  The primary reason for the decrease in both periods is due to the $6.6 million of partial legal reimbursement from Massachusetts General Hospital as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the $6.6 million of partial legal reimbursement, for the three and nine months ended September 30, 2011, general and administrative expenses increased by 28% and 10%, respectively, as compared to the corresponding periods in the prior year.  We believe that the use of this non-GAAP general and administrative expense disclosure enhances our ability to conduct period-to-period analyses of our results.  For the three months ended, the increase was due to an increase in incentive compensation and expenses related to establishing our new foreign subsidiaries in 2011, offset by a decrease in legal expenses.  For the nine months ended, the increase was due to an increase in legal expenses and expenses related to establishing new foreign subsidiaries in 2011.  The nine months ended September 30, 2010 includes a charge of $1.2 million relating to the remaining lease obligation at our old facility.

For each of the three months ended September 30, 2011 and 2010, general and administrative expense included $0.2 million of stock-based compensation expense.  For the nine months ended September 30, 2011 and 2010, general and administrative expense included $0.6 million and $0.5 million, respectively, of stock-based compensation expense.

Interest income. Interest income for the three and nine months ended September 30, 2011 increased by 644% and 227%, respectively, for the three and nine months ended September 30, 2011 as compared to the corresponding periods in the prior year primarily from $0.7 million in imputed interest income, net of 40% owed to Massachusetts General Hospital,  received as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the $0.7 million in imputed interest income, for the three and nine months ended September 30, 2011, interest income decreased by 33% and 11%, respectively.  We believe that the use of this non-GAAP interest income disclosure enhances our ability to conduct period-to-period analyses of our results.  The decreases are due to lower daily average cash and cash equivalents, short-term investments, and marketable securities and other investments balances in 2011 versus 2010.

Other (loss) income.  Other (loss) income for the three and nine months ended September 30, 2011 and 2010 includes the foreign exchange (loss) gain resulting from transactions in currencies other than the U.S. dollar.

Provision for income taxes.  Our effective tax rate was 30% and 2% for the nine months ended September 30, 2011 and 2010, respectively.  In 2011, our effective tax rate consisted of U.S. federal and state income taxes.  Our 2011 effective tax rate is less than the statutory rate primarily due to the realization of previously reserved net operating loss carryforwards and tax credits.  In 2010, our effective tax rate consisted mainly of state income taxes as the company generated operating losses in the year.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

		Restated
	Nine months ended	Nine months ended
	September 30,	September 30,	Change
	2011	2010	$	%
Cash flows from (used in) operating activities	$6,055	$(4,972)	11,027	(222%)
Cash flows from (used in) investing activities	20,293	(23,057)	43,350	(188%)
Cash flows from financing activities	2,935	95	2,840	2989%
Capital expenditures	946	3,592	(2,646)	(74%)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

		Restated
	September 30,	December 31,	Change
	2011	2010	$	%
Cash and cash equivalents	$84,422	$55,099	29,323	53%
Short-term investments	15,761	34,017	(18,256)	(54%)
Accounts receivable, net	8,128	5,350	2,778	52%
Inventories, net	21,901	13,021	8,880	68%
Marketable securities and other investments	10,399	13,850	(3,451)	(25%)
Working capital	109,997	90,913	19,084	21%

As of September 30, 2011, we had $110.6 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of September 30, 2011, we had no debt outstanding.

At September 30, 2011, we held $1.3 million in auction-rate securities (ARS) which consisted of auction-rate preferred securities and auction-rate municipal securities. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of September 30, 2011. During the nine months ended September 30, 2011 and 2010, we sold $0.6 million and $1.9 million of our ARS at par, respectively.

We have determined that the fair value of our ARS was temporarily impaired as of September 30, 2011 and December 31, 2010. For the three months ended September 30, 2011 and 2010, we marked to market our ARS and recorded an unrealized gain of $31,000 and $5,000, respectively, net of taxes in accumulated other comprehensive income (loss) in stockholder’s equity to reflect the temporary impairment of our ARS.  For the nine months ended September 30, 2011 and 2010, we marked to market our ARS and recorded an unrealized gain of $56,000 and an unrealized loss of $57,000, respectively, net of taxes in accumulated other comprehensive income (loss) in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of September 30, 2011, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash from (used in) operating activities increased for the period ended September 30, 2011 as compared to the period ended September 30, 2010. This increase primarily reflects the effects of moving from a net loss to a net income position, partially offset by increases in the non-cash tax benefit from the exercise of stock options and the working capital requirements.  Cash from (used in) investing activities increased for the period ended September 30, 2011 as compared to the period ended September 30, 2010. These amounts primarily reflect less cash used for purchases of property and equipment (including construction in progress) and purchases of and proceeds from the sale of short-term investments and marketable securities, net. Cash from financing activities increased for the period ended September 30, 2011 as compared to the period ended September 30, 2010. This increase was primarily due to an increase in proceeds from exercise of stock options.

We anticipate that capital expenditures for 2011 will total approximately $1.2 million consisting primarily of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.

On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. At September 30, 2011, 675,500 shares of common stock had been repurchased, leaving 324,500 remaining to be repurchased, if desired. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  During the three and nine months ended September 30, 2011, we did not purchase any of our common stock.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2011, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three and nine months ended September 30, 2011, totaled approximately $12.0 million and $14.2 million, respectively. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

We have obligations related to the adoption of FASB Accounting Standards Codification Topic regarding Income Taxes. Further information about changes in these obligations can be found in Note 3 to our consolidated financial statements included in our annual report on Form 10-K.

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

The following table summarizes our estimated contractual cash obligations as of September 30, 2011, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	Years	Years	Years
Operating leases	$410	$247	$163	$-	$-
Purchase commitments	9,365	9,365	-	-	-
Total contractual cash obligations	$9,775	$9,612	$163	$-	$-

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

Our investment portfolio of cash equivalents, short-term investments, corporate preferred securities, municipal debt securities, and other investments is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At September 30, 2011, we held $1.3 million in auction-rate securities (ARS). The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of September 30, 2011.  In the three and nine months ended September 30, 2011, we sold $0.2 million and $0.6 million, respectively of our ARS held at December 31, 2010.  The recovery of the remaining $1.3 million ARS held is based upon market factors which are not within our control.

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

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of September 30, 2011. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to U.S. Patent Nos. 6,743,222 and 5,312,395 and U.S. and foreign counterparts for professional laser- and lamp-based systems.  Under the second Agreement, Palomar will grant to Syneron and affiliates a non-exclusive, royalty bearing, license in the United States to U.S. Patent Nos. 5,735,844 and 5,595,568 for consumer home-use lamp-based hair removal products.  Syneron will pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar will receive a royalty-free license to certain Syneron and Candela patents.

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

On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements under which, among other provisions, Candela and Syneron granted to Palomar a royalty-free license to the ‘222 and ‘395 patents and U.S. and foreign counterparts.

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

On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to certain Candela patents.  Under the second Agreement, Palomar will grant to Syneron and affiliates a non-exclusive, royalty bearing license in the United States to U.S. Patent Nos. 5,735,844 and 5,595,568 for consumer home-use lamp-based hair removal products.  Syneron will pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar will receive a royalty-free license to certain Syneron and Candela patents.

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

At the end of 2010, we launched the PaloVia® Skin Renewing Laser® -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The commercialization of a home-use, light-based device has been one of our goals for many years, and our future growth is largely dependent on our ability to do so.  In the future, we could receive substantial revenue from sales of the PaloVia Laser and other home-use, light-based devices as well as consumable components sold for use therewith.  Our success will depend on a number of factors, including our ability to successfully launch home-use, light-based devices, the timing of such commercial launches and the market acceptance of such consumer products.  Our ability to achieve these goals may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market and keeping them on the market, the inability to obtain or enforce intellectual property protection, market acceptance of our new products, adverse events, product changes and high rates of customer returns. Many of our competitors have publicly announced their intent to enter the consumer market.  Competing against such systems may be difficult.  Significant resources and the attention of key personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that the PaloVia Laser or any future home-use products will prove to be commercially successful.  The consumer product market is known for high rates of product returns and we have experienced high rates of product returns since our entrance into the consumer product market.  To achieve our objectives, the Company must determine how to best realize value from such returned products.  The consumer product market is also known for product liability lawsuits.  Litigation is unpredictable and we may not prevail in successfully defending our position. If we do not prevail in such litigation, we may be ordered to pay substantial damages. In addition, following litigation loss or an increase in adverse events or other problems among consumers, we could also decide to stop selling such products.    If we are not successful, our business could be adversely impacted and the price of our common stock could fall.

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

We have limited experience manufacturing the PaloVia® Skin Renewing Laser® and consumable PaloVia Gel in commercial quantities, which could adversely impact our business.

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

We may have exposure to additional tax liabilities which could negatively impact our income tax provision,  net income (loss), and cash flow.

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may materially affect our income tax provision, net income (loss), and cash flows in the period in which such determination is made.

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

                We develop light-based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts.  With regard to single source suppliers, we use scanner subassemblies and diode laser subassemblies to manufacture our PaloVia® Skin Renewing Laser®, we use diode laser subassemblies to manufacture our Aspire™ body sculpting system with SlimLipo™ handpiece, and we use 1540nm laser rods to manufacture our Lux1540 handpiece.  We depend exclusively on sole source suppliers for these components, and we are aware of no alternative suppliers.  The scanner and diode laser subassemblies and the 1540nm laser rods are important to our business.  A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse effect on inventory and inventory reserves.  Any extended interruption in our supplies of third-party components could materially harm our business.

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

     We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Tria Beauty, Inc. and Asclepion Laser Technologies GmbH and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Tria, Asclepion or other suspected infringers.  Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management's attention away from our core business. Public announcements concerning these lawsuits that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in these lawsuits could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see Part II, Item 1. Legal Proceedings.)

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

               As a small company with approximately 265 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.  Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

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

                Although we have generated profits during the periods of 2002 to 2007 and in the third quarter of 2011, we have incurred losses from 2008 through the second quarter of 2011, and have a history of losses.  We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

As of September 30, 2011, we held approximately $1.3 million of auction-rate securities (ARS). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of September 30, 2011 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At September 30, 2011, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of September 30, 2011, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	acceptance and success of new products or technologies;
•	the success of competitive products or technologies;
•	regulatory developments in the United States and foreign countries;
•	developments or disputes concerning patents or other foreign countries;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and
•	general economic, industry and market conditions.

Item 2.    Changes in securities, use of proceeds and issuer purchases of securities

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of	may yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under
Period	purchased	per share	program *	program *
July 1, 2011 through July 31, 2011	-	-	-	324,500
August 1, 2011 through August 31, 2011	-	-	-	324,500
September 1, 2011 through September 30, 2011	-	-	-	324,500
Total	-	-	-	324,500

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (restated), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 (restated), and (iv) Notes to Condensed Consolidated Financial Statements.

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

Palomar Medical Technologies, Inc. (Registrant)

Date: November 8, 2011	/s/ Joseph P. Caruso
Joseph P. Caruso
President, Chief Executive Officer and Director

Date: November 8, 2011	/s/ Paul S. Weiner
Paul S. Weiner
Vice President and Chief Financial Officer