Form 10-K
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2012-03-12
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 1-11177

PALOMAR MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3128178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Network Drive Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 993-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value Preferred Stock Purchase Rights	Name of each exchange on which registered The NASDAQ Global Select Market

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2011 was $169,589,081.  The number of shares outstanding of the registrant’s common stock as of the close of business on March 8, 2012 was 19,573,744.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, which is expected to be filed on or before April 30, 2012.

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

PART I

Item 1. Business

Introduction

Palomar Medical Technologies, Inc. (“we”, “Palomar” or the “Company”) is a leading researcher and developer of innovative aesthetic light-based systems for hair removal and other cosmetic procedures, including both lasers and high powered lamps. For over a decade, we have been at the forefront of technology breakthroughs in the use of laser and other light-based products for dermatology and cosmetic procedures.

Highlights of our leadership in the aesthetic laser industry include the following:

•	In 1995, we entered into an agreement to exclusively license several hair removal patents developed by the Massachusetts General Hospital (“MGH”).
•	In 1997, we received the first clearance from the United States Food and Drug Administration (“FDA”) for a high-powered laser for hair removal.
•	In 1998, we entered into an agreement with Coherent, Inc. (“Coherent”) for worldwide distribution of our laser systems.
•
In 1999, we sold our subsidiary, Star Medical Technologies, Inc., including the LightSheer diode laser system, to Coherent for $70 million and a 7.5% royalty on the LightSheer system (Coherent later sold this business to Lumenis, Inc.).

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
•
In 2008, we entered into a License Agreement with The Procter & Gamble Company (“P&G”) and its wholly owned subsidiary, Gillette, under which we granted to P&G and Gillette a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003, which was amended and restated in February 2007.

•	In 2009, we completed the full launch of the Aspire™ body sculpting system and SlimLipo™ handpiece for laser-assisted lipolysis.
•
In 2009, we received 510(k) OTC clearance from the FDA for a patented, home-use laser device for the treatment of periorbital wrinkles. We also announced that we would commercialize this device without Johnson & Johnson following termination of the Development and License Agreement pursuant to which all technology and intellectual property rights related to the light-based devices developed under the agreement were returned to us.

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

•	At the end of 2010, we launched the PaloVia® Skin Renewing Laser® -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.
•	In 2011, we launched the Palomar Icon™ Aesthetic System – the next generation aesthetic system with high peak powers, state of the art cooling, built in calibration, and an intuitive user interface.
•
In 2011, we began selling the Acleara™ Acne Clearing System – with continuous-cooling, advanced vacuum suction and filtered broadband light technology.  The Acleara System is manufactured by Theravant, Inc. and sold by Palomar under a Distribution Agreement signed in 2010.

•
In 2011, we also began selling the Adivive™ Fat Transfer System -- an all-in-one, integrated system that uses a unique filtering mechanism and high G-force centrifugation to yield a higher quality of adipose tissue for re-injection.  The Adivive System is manufactured by Medi-Khan, Inc. and sold with Palomar under a Distribution Agreement signed in 2010.

•
In early 2012, we also launched the Skintel™ Melanin Reader -- providing an additional element of treatment confidence by determining the average melanin density of skin, in a quantitative manner, prior to treatment with the Icon System.

We are continuously researching, developing and testing new innovations for a variety of cosmetic applications, such as:

•	skin rejuvenation, including tone and texture;
•	skin tightening, including laxity and lifting;
•	pigmented lesion removal, such as sun and age spots, freckles and melasma;
•	hair removal;
•	vascular lesion removal, such as spider veins, cherry angiomas and rosacea;
•	wrinkle reduction;
•	leg vein removal;
•	tattoo removal;
•	acne treatment;
•	removal of scars, including acne scars, stretch marks and warts;
•	fat reduction, including cellulite; and
•	body sculpting, including laser assisted liposuction.

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

On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. On August 22, 2007, we signed an amendment to the agreement to provide for additional development funding for certain development activities. On October 16, 2009, we announced the termination of the agreement and our intention to commercialize the light-based devices developed under the agreement on our own. Upon termination of the agreement, all technology and intellectual property rights related to the light-based devices developed under the agreement returned to us. For more information, please see the Joint Development and License Agreement and amendments filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 7, 2004, Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on May 8, 2007, Exhibits 10.47 and 10.48 to our Quarterly Report on Form 10-Q filed on November 2, 2007, and Exhibit 10.71 to our Quarterly Report on Form 10-Q filed on August 5, 2009.

We have six operating subsidiaries. Palomar Medical Products, Inc. is located at our headquarters in Burlington, Massachusetts and oversees the development, manufacture, sales and marketing of our laser and lamp-based systems. Palomar Medical Technologies BV is located in Amsterdam, The Netherlands, and oversees the sales and marketing of our products in Europe, the Middle East, and Africa and provides certain servicing of our products for those regions. Palomar Medical Technologies (Australia) Pty Limited is located near Sydney, Australia and is responsible for the sales and marketing of our products in Australia and New Zealand and certain servicing of our products for those countries.  Palomar Japan K.K. is located in Tokyo, Japan and is responsible for the sales and marketing and certain servicing of our products in Japan.  Palomar Medical Technologies GmbH is located in Hamburg, Germany and oversees the sales and marketing of our products in Germany and Austria and certain servicing of our products for those countries. Palomar Medical Technologies S.L.U. is located in Madrid, Spain and oversees the sales and marketing of our products in Spain and Portugal and certain servicing of our products for those countries. Our international subsidiaries conduct business in both local and foreign currencies, and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition.  We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

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

Since 2008, however, the current downturn in the global economy continues to considerably affect the aesthetic laser industry. A swift and severe decrease in revenue was seen across the industry in 2008 and 2009, which was driven by the inability of many prospective customers to obtain financing and prompting others to delay their capital equipment purchases until economic conditions improve.  While we saw some improvements in 2010 and 2011 with more prospective customers being ready to make capital equipment purchases, our prospective customers are still having difficulty obtaining financing.

Business Strategy

Early in 2009, we responded to the challenging economic times by taking actions to reduce our cost structure to be more in line with current sales levels in all areas of the Company, including reductions in headcount and operating cost. We maintained this cost structure in 2010 and 2011. Early in 2012, we again took actions to reduce our cost structure to bring our research and development spend closer to industry averages. We have built a diversified business model that does not rely solely on high-priced capital equipment sales. These are volatile economic times, but we believe that we have the resources needed to navigate through them and continue as an industry leader.

With our strong focus on both the professional and consumer markets, we believe we will emerge as a stronger company when the economy recovers to continue capitalizing on the market for improving personal appearance. Our strategy is three-fold: growth of our professional product segment, driving our technology into the consumer markets, and enforcing our intellectual property rights.

Growth of Professional Product Segment.

Innovative Products. We grow our professional product segment by investing significant resources in research and development to allow us to continually introduce innovative products. For example, in 2009, we completed the full launch of the Aspire body sculpting system and SlimLipo handpiece. The SlimLipo handpiece was our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures.  In 2010, we launched the Artisan Aesthetic System, a complete facial rejuvenation system.  In 2011, we launched the Palomar Icon Aesthetic System, the next generation aesthetic system with high peak powers, state of the art cooling, built in calibration, and an intuitive user interface.  We also began selling two third party manufactured products: (i) the Acleara™ Acne Clearing System with continuous-cooling, advanced vacuum suction and filtered broadband light technology and (ii) the Adivive™ Fat Transfer System, an all-in-one, integrated system that uses a unique filtering mechanism and high G-force centrifugation to yield a higher quality of adipose tissue for re-injection. Our strategy is to sell these new products at attractive price points to expand our customer base and cross sell our full line of laser and light-based aesthetic systems.  In February 2012, we launched the Skintel™ Melanin Reader which provides an additional element of treatment confidence by determining the average melanin density of skin, in a quantitative manner, prior to treatment with the Icon System. We believe that these new systems provide our sales force with the right product offerings for the current economic environment. We intend to continue to lead the industry in offering platforms that allow practitioners to grow their practice by adding new platforms and handpieces for additional applications and by moving to higher power, more sophisticated systems. We will also consider selling additional third party products that we believe will supplement our product offering.  This strategy is designed to allow us to leverage our installed customer base.

Expanding Practitioner Base. We believe that our professional product segment has further growth potential through sales to non-traditional practitioners. In addition to our traditional base of plastic surgeons and dermatologists, we intend to continue to market and sell to other practitioners including general and family practitioners, gynecologists, surgeons, physicians offering cosmetic treatments in medi-spa facilities and others.

Increasing International Presence. We are expanding our international presence in order to create additional opportunities for us. In 2007, we opened an office in Amsterdam, The Netherlands, which oversees our sales and marketing efforts in Europe, the Middle East, and Africa and provides certain servicing of our products in these regions. In 2008, we opened an office near Sydney, Australia, which is responsible for the sales and marketing of our products in Australia and New Zealand as well as certain servicing of our products for those countries. In 2010, we opened an office in Tokyo, Japan, which is responsible for the sales and marketing and certain servicing of our products in Japan.  In 2011, we opened an office in Hamburg, Germany, which is responsible for the sales and marketing of our products in Germany and Austria and certain servicing of our products for those countries, and we opened an office in Madrid, Spain, which is responsible for the sales and marketing of our products in Spain and Portugal and certain servicing of our products for those countries.  We will continue to work with our current distributors and seek new distributors to improve our international sales and marketing efforts.

Driving Our Technology into Consumer Markets. We direct significant resources toward driving our technology into the consumer markets with our own independent research capabilities, and, in the past, through funding provided by Johnson & Johnson, P&G, and Gillette. At the end of 2010, we independently launched the PaloVia® Skin Renewing Laser® -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The PaloVia laser received OTC clearance from the FDA in 2009 and was developed in part with funding from Johnson & Johnson. This undertaking required and will continue to require us to make a significant investment in inventory, to establish and grow a manufacturing line for consumer products, and expand our sales and marketing support for the business. In addition, we face significant competition, including from companies which are much larger and better funded than us.  Currently the PaloVia laser is the only product of its kind on the market in the United States but another company, namely Philips Electronics, sells a similar product outside the United States and is seeking FDA clearance to sell that product in the United States. Though competition is expected to be strong, we believe the PaloVia Laser offers advantages to consumers over competing products, including, for example, laser versus light emitting diode technology and delivery of a user-independent consistent pattern of energy. We seek to gain valuable knowledge of the consumer market and collect feedback from the retail channels and our consumers.

Expanding Consumer Base. We believe that our consumer product segment has significant growth potential through increased consumer awareness and acceptance.  We continue to take steps to increase both of these factors, including search engine optimization and marketing, online advertising, and social marketing.

Increasing International Presence. We are actively exploring international distribution opportunities outside the United States for the PaloVia laser both with regional distributors and large international partners.

Intellectual Property Enforcement.  We have a portfolio of patents in a number of areas. In the light-based hair removal area, we have granted licenses to certain of our hair removal patents to a number of companies.  Several of these companies have become licensees following our enforcement of our patents against them. We will continue to enforce these hair removal patents. In addition, in November 2008, together with MGH and Reliant Technologies, Inc. (now Solta Medical, Inc. (“Solta”)), we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses in the professional field to six key patent families in the fractional space. Our efforts to license the F-TOPP patent families have not yet been successful.

We will continue to review various strategies with additional parties, including granting additional licenses and further litigation, if necessary, to protect our intellectual property rights. (For more information about our patent litigation, see “Item 3. Legal Proceedings” and Note 6 to our consolidated financial statements included in this annual report on Form 10-K.)

Products

Principal Products

We research, develop, manufacture, market, sell and service light-based products used to perform procedures addressing medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies that address various cosmetic issues, including:

•	hair removal;
•	body sculpting, including laser-assisted liposuction;
•	removal of vascular lesions such as rosacea, spider veins, port wine stains and hemangiomas;
•	wrinkle reduction;
•	removal of leg veins;
•	removal of benign pigmented lesions such as age and sun spots, freckles and melasma;
•	tattoo removal;
•	acne treatment;
•	skin resurfacing;
•	treatment of red pigmentation in hypertrophic and keloid scars;
•	treatment of verrucae, skin tags, seborrheic keratosis;
•	skin tightening through soft tissue coagulation;
•	removal of scars, including acne scars, stretch marks and warts; and
•	soft tissue coagulation.

Professional Products

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

In addition to being cost effective and upgradeable, the Lux platform includes many technological advances. For example, the platform includes our Smooth Pulse technology, a safe and comfortable treatment that spreads power evenly over the entire pulse of light and provides optimal wavelengths for faster results in fewer treatments. By contrast, many competitive systems deliver a power spike at the beginning of each pulse which can cause injury at the most effective wavelengths. The Smooth Pulse technology extends the life of the light source. We sell replacement handpieces to existing customers providing us with a recurring revenue stream.

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

Aspire. In 2009, we completed the full launch of the Aspire™ body sculpting system and SlimLipo™ handpiece. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures. The SlimLipo handpiece is used to “melt” unwanted fat efficiently and effectively by selectively targeting adipose tissue. Our optimized wavelengths and tip designs provide excellent results with minimal downtime for the patient. Laser-assisted lipolysis can provide skin tightening, smoother skin with less contour deformities, and faster treatments with small incisions, less bruising, reduced pain, and minimal blood loss and swelling. The SlimLipo handpiece also offers numerous benefits to physicians, including less fatigue as the SlimLipo treatment tip moves easily through treatment areas, even fibrous tissue. Physicians can also treat patients in areas that are not normally treated with traditional liposuction, such as small areas and contour deformities. The SlimLipo handpiece features (i) continuous wave technology for superior control of thermal effects versus competing high peak power lasers, (ii) dual laser wavelengths of 924 nm and 975 nm for optimized fat and dermal tissue lasing, (iii) interchangeable treatment tip designs for specific treatment areas, and (iv) an aiming beam for precise visualization of the treatment tip during treatment. The SlimLipo is significantly faster than competing laser-assisted lipolysis devices.

Artisan.  In 2010, we launched the Artisan™ Platform, a complete facial rejuvenation system.  The Artisan platform supports the MaxG pigment and vessel clearance handpiece, the 1540 and 1440 fractional non-ablative handpieces, and the 2940 fractional ablative handpiece. This system is ideal for the busiest facial plastic, plastic, and other leading aesthetic practices performing a high volume of facial procedures and who need a cost effective package of the leading facial technologies.

Icon.  In February 2011, we launched our next generation aesthetic system, the Palomar Icon™ Aesthetic System.  While completely redesigned and improved, it offers the same advantages as our prior platforms, such as multiple handpieces for various treatment applications and technologies such as AccuSpectrum, Photon Recycling and Smooth Pulse.  The Icon System provides high peak powers for excellent speed and results.  In addition, the Icon System provides state of the art cooling to maintain temperature at 5 degrees Celsius during treatments for enhanced comfort.  Adjustable cooling technology keeps epidermal temperature lower to reduce treatment discomfort and minimize skin damage. The Icon System also has an intuitive user interface featuring new treatment tracking software.  A new Hexagonal XF Microlens is also available on the Icon System which allows for high speed non-ablative fractional resurfacing. The Icon System also has built in calibration for optimal pulsed light performance.  The Icon System operates five Optimized Light™ handpieces, the MaxR, MaxRs, MaxY, MaxYs and MaxG. In addition, the Icon System operates three laser handpieces, the 1540 Fractional Laser, 2940 Fractional Laser and the 1064+ Laser.  The 2940 Fractional Laser is also available with our unique Groove Optic.  The Icon System also operates the MaxIR deep infrared handpiece.  With the Palomar Icon System, aesthetic practices can provide the most popular treatments including laser skin resurfacing, laser wrinkle reduction, laser scar and stretch mark treatment, permanent hair reduction, vessel and pigment clearance, and leg vein clearance.

Acleara.  In 2011, we began selling the Acleara™ Acne Clearing System.  The American Academy of Dermatology reports that acne vulgaris is the most common skin condition in the United States. Approximately 80% of all people between the ages of 11 and 30 suffer from acne with many continuing to have acne into their 40s and beyond.  The Acleara System is the first continuously-cooled system to receive FDA clearance for the treatment of mild to moderate inflammatory acne (Acne Vulgaris), comedonal acne, and pustular acne. The Acleara System uses advanced vacuum suction to clean pores by extracting buildup of sebaceous material and filtered broadband light technology to provide targeted heating of sebaceous glands.  The endogenous light activates porphryns to destroy P. acnes bacteria and reduces sebum production through photodynamic action.  The Acleara System is designed and manufactured by Theravant, Inc. and sold by Palomar under a Distribution Agreement signed in 2010.

Adivive.  In 2011, we began working with Medi-Khan, Inc. to sell the Adivive™ Fat Transfer System and Adivive Fat Processing Units.  The Adivive system is an all-in-one, integrated system that uses a unique filtering mechanism and high G-force centrifugation to yield a higher quality of adipose tissue for re-injection. The Adivive system simplifies the amount of equipment needed and streamlines each autologous fat transfer process from infiltration all the way through the actual transfer.  The Adivive System and Adivive Fat Processing Units are designed and manufactured by Medi-Khan, Inc. and sold with Palomar under a Distribution Agreement signed in 2010 and amended at the end of 2011.

Skintel.  In February 2012, we launched the SkinTel™ Melanin Reader.  The Skintel reader provides practitioners with an additional element of treatment confidence by determining the average melanin density of skin, in a quantitative manner prior to a light-based aesthetic treatment, such as hair removal or photorejuvenation. Understanding how much melanin is in the skin helps the aesthetic professional to better choose the treatment settings on the Palomar Icon Aesthetic System for enhanced treatment outcomes, while minimizing the client’s downtime.  The Skintel reader is the only FDA-cleared melanin reader for use with light-based treatments.

Q-YAG 5. During 2001, we received FDA clearance to market and sell the Palomar Q-YAG 5™ system for tattoo and pigmented lesion removal. The Palomar Q-YAG 5 is a Q-switched, frequency-doubled Neodymium laser. The combination of wavelengths allows users to treat a full spectrum of colors and inks, and the system’s design lowers costs and allows broader use of the instrument. The single wavelength is ideal for treating darker tattoo inks and dermal-pigmented lesions, such as Nevi of Ota common in Japan and other Pacific Rim countries. The mixed wavelength is better suited for brighter colors and epidermal-pigmented lesions, such as solar lentigines. In addition, the mixed wavelength permits brighter, more superficial and deeper and darker target areas to be treated simultaneously. The Palomar Q-YAG 5 incorporates the laser into the handpiece making it smaller and lighter than competitive systems, which is especially desirable for mobile and/or small physician offices. These attributes reduce the cost, increase the reliability of the system and eliminate costly optics and service problems that are common with other high power Q-Switched lasers.  In 2011, we made the decision to stop manufacturing the Q-YAG5 system.  We have used existing inventory to fill some sales orders for loaners and for service.

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

Consumer Product

PaloVia.  At the end of 2010, we launched the PaloVia® Skin Renewing Laser® -- our first consumer product.   The PaloVia laser is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.   With the PaloVia laser, we have taken our patented, non-ablative fractional laser technology used by professionals and adapted it for at-home use.  The product delivers a visible improvement in fine lines and wrinkles around the eyes in just one month.  This claim is supported by an independent clinical study in which a panel of doctors specializing in dermatology and plastic surgery saw a noticeable improvement in periorbital wrinkles in 92% of study participants after one month of daily use.   More information on the PaloVia laser can be found on our website –palovia.com.  We are not including the information contained on such website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Products Under Development

We are engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other energy-based products for the removal of unwanted hair, body sculpting, wrinkle reduction, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including skin resurfacing, skin tone and texture and tattoos as well as other cosmetic applications. We perform our own research as well as fund research at various institutions throughout the world. Product development is performed by scientists and engineers at our headquarters. We direct resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions, acne and skin resurfacing, tattoos and other products for new markets, such as body sculpting, fat reduction, including the treatment of cellulite.

Business Segments and Geographic Information

We conduct business in two segments, professional medical and cosmetic products and services (“Professional Product segment”) and consumer medical and cosmetic products and services (“Consumer Product segment”). Starting in the fourth quarter of 2011, we determined that the Consumer Product segment represented a separate operating segment.  As such, we began breaking out our financial results between our Professional Product segment which includes all of our light-based products and services for the professional market and our Consumer Product segment which includes PaloVia.  See Note 2 for further discussion on how we evaluate and determine our operating segments.  In our Professional Product segment, we currently employ a global network of strategic distributors throughout Europe, Japan, South and Central America, the Far East, and the Middle East.  As of December 31, 2011, we utilized 45 distributors in 71 countries.  To further improve our international sales and marketing efforts, in 2011, we opened subsidiaries in Germany and Spain.  The German subsidiary is responsible for the sales and marketing of our products in Germany and Austria and certain servicing of our products for those countries, and the Spanish subsidiary is responsible for the sales and marketing of our products in Spain and Portugal, and certain servicing of our products for those countries.  In 2010, we opened a subsidiary in Japan, which is responsible for the sales and marketing and certain servicing of our products in Japan.  In 2008, we opened a subsidiary in Australia, which oversees the sales and marketing of our products in Australia and New Zealand and provides certain servicing of our products for those countries. In 2007, we opened a subsidiary in The Netherlands, which coordinates various sales and marketing activities in Europe, the Middle East, and Africa as well as provides certain servicing of our products for those regions.  In our Consumer Product segment, we currently sell in the United States through cable television shopping, high end department stores, online retailers, physician’s offices, spas, and direct through our website, palovia.com.  We are actively exploring international distribution opportunities outside the United States for the PaloVia laser both with regional distributors and large international partners.

The following table shows percentages of our Professional Product segment’s product and service revenues during each of the last three fiscal years by geographic region:

Year ended December 31,	2011	2010	2009

North America	58%	59%	61%
Europe	16%	19%	18%
Middle East	6%	4%	3%
Asia / Pacific Rim	6%	3%	2%
South and Central America	5%	6%	7%
Australia	5%	5%	6%
Japan	4%	4%	3%

Total	100%	100%	100%

All Consumer Product segment revenues are currently derived solely from sales in the United States.

For more segment and geographic information, see our consolidated financial statements included elsewhere in this annual report on Form 10-K, including Note 2 thereto.

Production, Sources and Availability of Materials

Our manufacturing operations are located in Burlington, Massachusetts. We maintain control of and manufacture most key subassemblies in-house. Manufacturing consists of the assembly and testing of components and certain subassemblies purchased from outside suppliers and contract manufacturers. Each fully assembled system is subjected to a rigorous set of tests prior to shipment to the end user. We have obtained ISO 13485 2003, CDN MDR, and Council Directive 93/42/EEC approvals. We are registered with the FDA.

We depend and expect to continue in the future to depend upon a number of outside suppliers for components used in our manufacturing process. Most of our components and raw materials are available from a number of qualified suppliers, with the exception of some components which are available from single suppliers.  We depend exclusively on single source suppliers for scanner subassemblies and diode laser subassemblies, which we use in the manufacturing of our PaloVia Skin Renewing Laser and for diode laser subassemblies, which we use in the manufacture of our Aspire™ body sculpting system with SlimLipo™ handpiece.  To date, we have been able to obtain adequate supplies of scanner and diode laser subassemblies from our third party suppliers in a timely manner. However, if our suppliers are unable to meet our requirements on a timely basis, production could be interrupted until an alternative source of supply is obtained. We believe that over time alternative component and subassembly manufacturers and suppliers can be identified if our current third party manufacturers and suppliers fail to fulfill our requirements.  See “Item 1A. Risk Factors.”

Patents and Licenses

Our success and ability to compete are dependent on our ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We are presently the exclusive licensee and the non-exclusive licensee of several United States patents as well as corresponding foreign patents and pending applications owned by MGH, and we are the joint owner with MGH and, in some cases, the exclusive licensee, of other United States patents as well as corresponding United States pending applications and foreign patents and pending applications. In addition, we are the sole owner of over twenty-five United States patents as well as many corresponding and non-corresponding United States pending applications and foreign patents and pending applications. We also have rights to other patents under exclusive and non-exclusive licenses. In November 2008, we entered into a Non-Exclusive Patent Cross-License Agreement with Reliant Technologies, Inc. (now Solta) under which Reliant granted to us non-exclusive licenses and other intellectual property rights in the professional field to certain fractional technology owned and licensed by Reliant. Similarly, we granted to Reliant non-exclusive licenses and other intellectual property rights in the professional field to certain of our fractional technology. In addition to the license agreement, in November 2008, together with MGH and Reliant, we announced the formation of a Fractional Technology Open Patent Program (“F-TOPP”) to offer licenses to third parties in the professional field to six key patent families in the fractional space.

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

Our management believes that none of our current products infringe upon valid claims of patents owned by third parties of which we are aware. However, there have been claims made against us and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (For more information about our patent litigation, see “Item 3. Legal Proceedings” and Note 6 to our consolidated financial statements included in this annual report on Form 10-K.)

Backlog

Generally, we do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.

Competition

The Professional Product segment in which we are engaged is subject to intense competition and rapid technological change. Our competitors include: Cutera, Inc., Cynosure, Inc., Solta, Syneron, Inc. (which merged with Candela Corporation in January 2010), Lumenis, Inc., Alma, Inc. and other smaller competitors. The Consumer Product segment in which we have entered is also expected to have intense competition. Currently our only consumer product, the PaloVia Skin Renewing Laser®, is the only product of its kind on the market in the United States but another company, namely Philips Electronics, sells a similar product outside the United States based on Fraxel® laser technology owned by Solta, and is seeking FDA clearance to sell that product in the United States.  Other competitors of ours have also announced their intention to enter the Consumer Product segment. Some of our competitors have greater financial, marketing, and technical resources than we have. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to ours. We expect that there may be further consolidation of companies within the light-based aesthetic treatment industry via acquisitions, partnering arrangements or joint ventures. We compete primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service. To remain competitive, we will be required to continue to develop new products and periodically enhance our existing products.

Food and Drug Administration Regulations

All of our current products are light-based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution, and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. The types of medical devices that we seek to market in the United States generally must receive either “510(k) clearance” or “PMA approval” in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market and failure to do so could adversely affect our ability to sell products.

Number of Employees

As of December 31, 2011, we employed approximately 260 people.  We are not subject to any collective bargaining agreements, have not experienced a work stoppage, and consider our relations with our employees to be good.

Available Information

Our internet site is www.palomarmedical.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. You can access our Investor Relations webpage through our internet site by clicking on the “Investors” link under “About Palomar”. We make available free of charge, on or through our Investor Relations webpage, under the “SEC Filings” link, our proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. We have also made our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee available through our internet site on our “Corporate Governance” page found by clicking on the “Investors” link under “About Palomar”.

Item 1A. Risk Factors

Disruptions which began in 2008 in the global economy, the financial markets, and currency markets, as well as government responses to these disruptions, continue to adversely impact our business and results of operations.

A slowdown in economic activity caused by the recession has reduced worldwide demand for our products.  The general economic difficulties being experienced by our customers, reduced consumer demand for our procedures, the lack of availability of consumer credit for some of our customers, and the general reluctance of many of our current and prospective customers to spend significant amounts of money on capital equipment during these unstable economic times are adversely affecting the market in which we operate.  Our total revenues declined by 29% and 31% from 2007 to 2008 and 2008 to 2009, respectively. Our total revenues increased by 5% from 2009 to 2010 and 62% from 2010 to 2011 (revenues in 2011 includes $29.8 million of royalty revenues from the settlement of the Candela/Syneron litigation described in “Item 3. Legal Proceedings”), but they may not continue to increase in future years.

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

The severity of the European sovereign debt crisis has caused the price of the euro to fluctuate widely over the past several years, and volatility increased in 2011 due in part to concerns over the sovereign debt levels of certain European Union members (e.g. Greece, Ireland, Portugal) and the value of the euro.  Approximately 16% of our Professional Product segment’s product and service revenues in 2011 were from European countries, most of them affected by the euro.  A continued crisis could adversely impact our business and results of operations.

We may not be successful in commercializing home-use, light-based devices on our own or with third parties.  Managing the development and launch of home-use, light-based devices on our own or with third parties diverts the attention of key personnel and management from our Professional Product segment.   If we are unsuccessful, it could have a material adverse impact on our business and our stock price could fall.

At the end of 2010, we launched the PaloVia® Skin Renewing Laser® -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The commercialization of a home-use, light-based device has been one of our goals for many years, and our future growth is dependent on our ability to do so.  In the future, we could receive substantial revenue from sales of the PaloVia Laser and other home-use, light-based devices as well as consumable components sold for use therewith.  Our success will depend on a number of factors, including our ability to successfully launch home-use, light-based devices, the timing of such commercial launches and the market acceptance of such consumer products.  Our ability to achieve these goals may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market and keeping them on the market, the inability to obtain or enforce intellectual property protection, market acceptance of our new products, adverse events, product changes and high rates of customer returns. In addition, we face significant competition, including from companies that are much larger and better funded than us.  Currently the PaloVia laser is the only product of its kind on the market in the United States, but another company, namely Philips Electronics, sells a similar product outside the United States and is seeking FDA clearance to sell such product in the United States.  Competing against such systems will be difficult. Other competitors have publicly announced their intent to enter the consumer market.  Significant resources and the attention of key personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that the PaloVia Laser or any future home-use products will prove to be commercially successful.

In addition, the consumer product market is known for high rates of product returns and we have experienced high rates of product returns since our entrance into the consumer product market.  To achieve our objectives, we must determine how to best realize value from such returned products.  The consumer product market is also known for product liability lawsuits.  While we have not yet been subject to such lawsuits, if we were to be sued, litigation is unpredictable and we may not prevail in successfully defending our position. If we do not prevail in such litigation, we may be ordered to pay substantial damages. In addition, following litigation loss or an increase in adverse events or other problems among consumers, we could also decide to stop selling such products.  Even if we prevail in litigation, significant legal costs and the distraction of management could negatively impact our business, results of operations and financial condition.

Our past Development and License Agreement with Gillette, a wholly owned subsidiary of P&G was replaced by a non-exclusive License Agreement with P&G in February 2008, as amended in 2010, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women.  During the term of the agreement, P&G has the ability to choose not to continue and may terminate the non-exclusive License Agreement.  If P&G should terminate their non-exclusive License Agreement with us, we will not receive certain payments pursuant to such agreement, and the price of our common stock could fall significantly.  These payments include the Technology Transfer Payments (“TTP”) which were initially $1.25 million per quarter, but decreased by the 2010 amendment to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched.  If P&G continues the commercialization of such devices, P&G is required to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries in which the devices will be manufactured, used or sold.  In addition, a portion of the proceeds received on such sales may be owed to MGH.  This could have a material adverse effect on our business, results of operations, and financial condition.

We cannot be sure that P&G or any future third party development partner will agree with our interpretation of the terms of the non-exclusive License Agreement, that the agreement will provide us with marketable products in the future or that we will receive payments for any of the products developed under the agreement.

We have limited experience manufacturing the PaloVia® Skin Renewing Laser® and consumable PaloVia Gel in commercial quantities, which could adversely impact our business.

We began manufacturing our PaloVia Skin Renewing Laser and consumable PaloVia Gel during the second half of 2010. Because we have only limited experience in manufacturing in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. We face significant challenges and risk in manufacturing the PaloVia Laser and consumable PaloVia Gel, including that production processes may have to change to accommodate any significant future expansion of our manufacturing operations and growth; key components are currently provided by single suppliers or a limited number of suppliers, and we do not maintain large inventory levels of these components; and we have limited experience manufacturing the PaloVia Laser and consumable PaloVia Gel in compliance with FDA’s Quality System Regulation.  If we are unable to keep up with demand for the PaloVia Laser and consumable PaloVia Gel, our revenue could be impaired, market acceptance for the PaloVia Laser and consumable PaloVia Gel could be adversely affected and our customers might instead purchase competitors’ products.

We have limited experience in operating in the consumer medical device market, which could adversely impact our business.

    We entered the consumer medical device market in the fourth quarter of 2010.  Our limited experience in operating in this market could negatively impact our business.  We are selling our consumer medical device through new channels of distribution in which management does not have a significant amount of experience.  Additionally, we may encounter actual or perceived product quality, safety, or reliability problems, significant changes in consumer demand, high levels of product returns, and product liability issues which would divert management’s attention from our core business.  Entering the consumer medical device market has presented management with new accounting issues related to revenue recognition  andestimating customer return rates at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  These accounting issues have warranted considerable management attention and additional accounting issues related to the consumer medical device market could divert management’s attention from our core business.  Also, we may face challenges in being able to recover our investment related to the returned consumer product inventory.

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

We often seek FDA clearance for additional indications for use.  Clinical trials in support of such clearances for additional indications may be costly and time-consuming. In the event that we do not obtain additional FDA clearances, our ability to market products in the United States and revenue derived therefrom may be adversely affected.  Medical devices may be marketed only for the indications for which they are approved or cleared, and if we are found to be marketing our products for off-label or non-approved uses we might be subject to FDA enforcement action or have other resulting liability.

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

Our Professional Products segment’s products may also be subject to state regulations. Federal regulation allows our professional products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance.  As a result, in some states, non-physicians may purchase and operate our professional products. In most states, it is within a physician’s discretion to determine whom they can supervise in the operation of our professional products and the level of supervision.  However, some states have specific regulations as to appropriate supervision and who may be supervised.  A state could disagree with our decision to sell to a particular type of end user, change regulations to prevent sales or restrict use of our professional products to particular types of end users or change regulations as to supervision requirements.  In several states, applicable regulations are in flux.  Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

Because we do not require training for all users of our products, and sell our products to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business.

               Federal regulations allow us to sell our Professional Products segment’s products to or on the order of practitioners licensed by state law. The definition of “licensed practitioners” varies from state to state. As a result, our professional products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur.  Our products come with an operator’s manual.  We and our distributors offer professional product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

The commercial success of the Professional Product segment’s products and technology we develop will depend upon the acceptance of these products by providers of aesthetic procedures and their patients and clients.  The commercial success of the consumer products and technology we develop will depend on the acceptance of these products by consumers.  It is difficult for us to predict how successful recently introduced products, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results could suffer.

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

                   We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Tria Beauty, Inc. and Asclepion Laser Technologies GmbH and intend to enforce against other competitors in the future.  We do not know how successful we will be in asserting our patents against Tria, Asclepion or other suspected infringers.  Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management's attention away from our core business. Public announcements concerning these lawsuits that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in these lawsuits could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see “Item 3. Legal Proceedings.”)

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

                In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  The light-based cosmetic and dermatology industry in particular is characterized by a large number of patents and related litigation regarding patents and other intellectual property rights. Because our resources are limited and patent applications are maintained in secrecy for a period of time, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications. Any claims for patent infringement, regardless of merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop non-infringing technology or to enter into royalty or licensing agreements. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.  Although patent and intellectual property disputes in the light-based industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could have a negative impact on gross margins. There can be no assurance that necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling some of our product. Although we believe a loss is remote at the time of this filing, an unfavorable outcome could have a material adverse effect on our business, results of operations, and financial condition.

We may not be able to successfully collect licensing royalties.

            Material portions of our revenues consist of royalties from sub-licensing patents licensed to us on an exclusive basis by MGH.  These patents expire on February 1, 2015.  If we are unable to collect our licensing royalties, our revenues will decline.  In addition, our revenues will decline following expiration of such patents as we will no longer receive any royalties from such patents.

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

               As a small company with approximately 260 employees, our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.  Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will be able to do so.

We face risks associated with product warranties.

We could incur substantial costs as a result of product failures for which we are responsible under warranty obligations.

Because we derive a significant amount of our revenue from international sales, we are susceptible to currency fluctuations, long payment cycles, credit risks, and other risks associated with conducting business overseas.

                We sell a significant amount of our products and services outside the United States. International product revenue consists of sales from our Australian, Japanese, German and Spanish subsidiaries, distributors in Japan, Europe, Asia, the Pacific Rim, and South and Central America and sales shipped directly to international locations from the United States. We expect that international sales will continue to be significant.  As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales, including but not limited to political and economic instability and difficulties in managing our foreign operations.  In particular, longer payment cycles common in foreign markets, credit risk and delays in obtaining necessary import or foreign certification or regulatory approvals for products may occur.  In addition, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.

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

                Although we have generated profits during the periods of 2002 to 2007 and in the third quarter of 2011, we have incurred losses from 2008 through the second quarter of 2011, as well as in the fourth quarter of 2011, and have a history of losses.  We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

As of December 31, 2011, we held approximately $1.0 million of auction-rate securities (ARS). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of December 31, 2011 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At December 31, 2011, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of December 31, 2011, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Our common stock could be further diluted by the conversion of outstanding options, stock appreciation rights, restricted stock awards, and restricted stock units.

In the past, we have issued and still have outstanding convertible securities in the form of options, stock appreciation rights, restricted stock awards and restricted stock units.  We may continue to issue options, stock appreciation rights, restricted stock awards, restricted stock units, and other equity rights as compensation for services and incentive compensation for our employees, directors and consultants or others who provide services to us. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Such a conversion would dilute our stockholders and could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, which has approximately 130,000 square feet of office, manufacturing, and research space, is located in Burlington, Massachusetts.

As of December 31, 2011, we also lease the following space as office and service space for our foreign subsidiaries:

Location	Lease Expiration	Square Footage

The Netherlands	April 2013	1,500
Australia	October 2012	1,700
Japan	April 2012	2,150
Germany	April 2014	1,850
Spain	December 2013	4,400

We believe that all facilities are in good condition and are suitable and adequate for our current operations.

Item 3. Legal Proceedings

Candela Corporation, Massachusetts Litigation

On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (acquired in 2010 by Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we and MGH alleged that certain Candela products, which use laser and lamp technology for hair removal willfully infringe U.S. Patent Nos. 5,735,844 (the “’844 patent”) and 5,595,568 (the “’568 patent”), which are exclusively licensed to us by MGH.

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

On August 10, 2006, Candela Corporation (acquired in 2010 by Syneron, Inc.) commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief.  During the course of the lawsuit, Candela alleged that certain of our products infringed U.S. Patent No. 6,743,222 (the “’222 patent”) which is directed to acne treatment, and U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements under which, among other provisions, Candela and Syneron granted to Palomar a royalty-free license to the ‘222 and ‘395 patents and U.S. and foreign counterparts.

Syneron, Inc., Massachusetts Litigation

On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we alleged that certain Syneron products, which use light-based technology for hair removal, willfully infringe the ‘568 patent and the ‘844 patent, which are exclusively licensed to us by MGH.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to certain Candela patents.  Under the second Agreement, Palomar will grant to Syneron and affiliates a non-exclusive, royalty bearing license in the United States to U.S. Patent Nos. 5,735,844 and 5,595,568 for consumer home-use lamp-based hair removal products.  Syneron will pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar will receive a royalty-free license to certain Syneron and Candela patents.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

	Fiscal Year 2010
	High	Low
Quarter ended March 31, 2010	$11.66	$8.92
Quarter ended June 30, 2010	13.47	9.70
Quarter ended September 30, 2010	11.71	8.73
Quarter ended December 31, 2010	14.94	10.22

	Fiscal Year 2011
	High	Low
Quarter ended March 31, 2011	$16.48	$13.33
Quarter ended June 30, 2011	16.01	9.65
Quarter ended September 30, 2011	11.81	7.31
Quarter ended December 31, 2011	9.36	7.50

As of March 8, 2012, we had 2,789 holders of record of common stock.  This does not include holdings in street or nominee names.

We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future.  We intend to retain substantially all earnings to finance our operations.  On August 13, 2007, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock.  As of December 31, 2011, we have repurchased 675,500 shares of common stock at an average price of $13.68 per share under this program.  We repurchased 0, 0, and 35,000 shares during fiscal 2011, 2010, and 2009, respectively.  We may buy back additional shares of our common stock on the open market from time to time.

Performance Graph

The following graph compares our cumulative total stockholder return (common stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Stock Market Total Return Index and the NASDAQ Medical Devices Stocks Index.

Comparison of Five Year Cumulative Total Return *
Palomar Medical Technologies, Inc., NASDAQ Stock
Market Total Return, and NASDAQ Medical Devices Stocks

	For the years ended December 31,
	2006	2007	2008	2009	2010	2011
Palomar Medical Technologies, Inc.	$100	$30	$23	$20	$28	$18
NASDAQ Stock Market Total Return	$100	$108	$66	$95	$113	$114
NASDAQ Medical Devices Stocks	$100	$127	$68	$100	$106	$122

* Hypothetical $100 invested on December 31, 2006 in Palomar Medical Technologies, Inc. Stock, NASDAQ Stock Market Total Return Index, and NASDAQ Medical Devices Stock Index, assuming reinvestment of dividends, if any.

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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for each of the last five fiscal years. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the years ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues:
Professional product revenues	$44,429	$38,269	$34,134	$55,650	$92,312
Consumer product revenues	3,554	-	-	-	-
Service revenues	15,135	15,248	14,711	13,729	10,909
Royalty revenues	38,097	5,898	4,891	10,520	13,005
Funded product development revenues	-	-	1,835	2,434	6,698
Other revenues	2,222	4,306	5,000	5,248	894
Total revenues	103,437	63,721	60,571	87,581	123,818

Costs and expenses:
Cost of professional product revenues	18,179	14,697	13,557	17,858	26,799
Cost of consumer product revenues	3,267	-	-	-	-
Cost of service revenues	6,838	5,835	7,112	7,360	6,592
Cost of royalty revenues	14,420	2,359	1,956	4,208	5,202
Research and development	15,644	15,458	14,679	17,693	16,673
Selling and marketing	25,624	20,013	19,337	23,340	24,886
General and administrative	8,728	14,550	11,254	20,516	17,495
Total cost and expenses	92,700	72,912	67,895	90,975	97,647

Income (loss) from operations	10,737	(9,191)	(7,324)	(3,394)	26,171

Interest income	1,096	422	760	3,633	6,399
Other (loss) income, net	(299)	297	544	(297)	513

Income (loss) before income taxes	11,534	(8,472)	(6,020)	(58)	33,083

Provision for income taxes	4,106	303	4,439	10	12,575

Net income (loss)	$7,428	$(8,775)	$(10,459)	$(68)	$20,508

Net income (loss) per common share:
Basic	$0.40	$(0.47)	$(0.58)	$-	$1.12
Diluted	$0.39	$(0.47)	$(0.58)	$-	$1.07

Weighted average number of common shares outstanding:

Basic	18,696	18,549	18,095	18,161	18,277
Diluted	18,942	18,549	18,095	18,161	19,254

	As of December 31,
	2011	2010 (restated)	2009	2008	2007
Consolidated Balance Sheet Data:	(In thousands)

Cash and cash equivalents	$63,077	$55,099	$81,948	$122,601	$90,460
Short-term investments	24,740	34,017	25,000	-	-
Available-for-sale investments, at estimated fair value	-	-	-	-	41,910
Working capital	99,509	90,913	107,812	129,703	145,861
Marketable securities, at fair value and other investments	21,269	13,850	4,024	4,487	-
Total assets	178,061	159,578	163,470	171,722	167,607
Debt	-	-	-	6,000	-
Total stockholders' equity	154,641	139,294	143,627	146,805	144,690

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

Our corporate headquarters and United States operations are located in Burlington, Massachusetts, where we conduct our manufacturing, warehousing, research and development, regulatory, sales, customer service, marketing and administrative activities.  In the United States, Australia, Canada, Japan, Germany, and Spain, we market, sell, and service our products primarily through our direct sales force and customer service employees.  In the rest of the world, sales are generally made through our worldwide distribution network in over 70 countries.

Financial Information

Consolidated revenues in 2011 were $103.4 million, up 62% from revenues of $63.7 million in 2010.  Consolidated revenues for 2011 include $29.8 million in royalty revenues as a result of the settlement of the Candela/Syneron litigation. We had operating income of $10.7 million and net income of $7.4 million, or $0.39 per diluted share, in 2011. These results compared with operating loss of $9.2 million and net loss of $8.8 million, or $0.47 per share, in 2010.

We generate revenues from the sales of our professional and consumer products, sales made from customer services, royalty payments received from our competitors, non-exclusive technology rights payments, and revenues received from funded product development.  The following table provides revenue percentage data for the years ended December 31, 2011, 2010, and 2009:

Year ended December 31,	2011	2010	2009

Professional product revenues	43%	60%	57%
Consumer product revenues	3%	0%	0%
Service revenues	15%	24%	24%
Royalty revenues	37%	9%	8%
Other revenues	2%	7%	8%
Funded product development revenues	0%	0%	3%

Total revenues	100%	100%	100%

Geographic Information

We sell our Professional Product segment’s products directly in North America, Australia, Canada, Japan, Germany, and Spain and use distributors to sell our products in other countries where we do not have a direct presence. The following table provides the Professional Product segment’s product and service revenue data by geographical region for the years ended December 31, 2011, 2010, and 2009:

Year ended December 31,	2011	2010	2009

North America	58%	59%	61%
Europe	16%	19%	18%
Middle East	6%	4%	3%
Asia / Pacific Rim	6%	3%	2%
South and Central America	5%	6%	7%
Australia	5%	5%	6%
Japan	4%	4%	3%

Total	100%	100%	100%

All Consumer Product segment revenues are currently derived solely from sales in the United States.

Although 2011 was another challenging year, we were able to maintain a strong balance sheet.  As of December 31, 2011, we had $109.1 million of cash, cash equivalents, short-term investments, and marketable securities and other investments.  As of December 31, 2010, we had $103.0 million of cash, cash equivalents, short-term investments, and marketable securities and other investments.  Our stockholders’ equity increased year over year, mainly driven by our $7.4 million net income. Our current ratio (defined as current assets divided by current liabilities) is 5.9x, down from 6.2x at the end of 2010.  At December 31, 2011, we had no borrowings.

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

Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) guidance on revenue recognition. The SEC’s guidance requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We generally recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any estimated return and applicable warranty costs expected to be incurred.

In our consumer products business, customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  We generally estimate customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return, while also factoring in any new business conditions that might impact the historical analysis, such as a new consumer product introduction.  We believe that our procedures for estimating such return amounts are reasonable.

Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (ASU 2009-13) , we defer the estimated selling price ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

Revenues from the sale of service contracts is deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with ASU 2009-13, based on the estimated selling price of each element. In accordance with ASU 2009-13, we use vendor-specific objective evidence or VSOE, if available, to determine the selling price of each element.  If VSOE is not available, we use third-party evidence, or TPE to determine the selling price.  If TPE is not available, we use our best estimate to develop the estimated selling price.

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

We have other revenues which consist of quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement with Proctor & Gamble). TTP Quarterly Payments are being made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset.  On December 9, 2010, we announced an amendment to the License Agreement with P&G and Gillette. The amendment provides additional funding from each company to meet the common goal of a successful product launch. The amendment does not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch calendar quarterly payments from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched. P&G will apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.   The payments under the amended license agreement are being recognized ratably through the expected launch term.

In the past, we have had funded product development revenue from development agreements with Johnson & Johnson and P&G/Gillette. For both Johnson & Johnson and Gillette, we have received payments in accordance with the work plans that were developed with each of Johnson & Johnson and Gillette. Revenue was recognized under the contracts as costs were incurred and services were rendered. Any amounts received in advance of costs incurred and services rendered were recorded as deferred revenue. Payments were not refundable if the development was not successful.

    Marketable Securities and Other Investments. Marketable securities, which primarily consist of auction-rate preferred securities and auction-rate municipal securities are classified as “marketable securities” under Debt and Equity Securities Topic of the FASB Accounting Standards Codification and are recorded at fair market value. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If the loss is other-than-temporary, it is separated into two amounts, one amount representing a credit loss and the other representing an impairment due to all other factors. The amount representing a credit loss is recorded in earnings, while the remaining impairment is recorded as a component of accumulated other comprehensive income (loss), as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis. We determined that the fair value of our auction-rate securities (“ARS”) was temporarily impaired as of December 31, 2011 and 2010.

In addition to the auction-rate preferred securities and auction-rate municipal securities discussed above, our other investments primarily consisted of corporate bonds, U.S. agency bonds, and U.S. Treasuries and were classified as held-to-maturity securities.  These other investments are recorded at amortized cost.  The amortized cost of these investments approximates fair market value.

Accounts Receivable Reserves. Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. In establishing the appropriate provisions for customer receivable balances, we make assumptions with respect to their future collectability. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) a customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once we consider all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above. We provide an additional reserve for doubtful accounts based on the aging of our accounts receivable balances, historical experiences of write-offs, and defaults.

Inventory Reserves. As a designer and manufacturer, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Included in our inventory are demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values, and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Warranty Provision. We typically offer a one year warranty for our base professional and consumer products. We provide for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect our warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

Stock-Based Compensation. We recognize stock-based compensation expense in accordance with FASB Codification Topic regarding Stock Compensation.  This guidance requires share-based payments to employees, including grants of employee stock options, restricted stock awards, restricted stock units, and stock-settled stock appreciation rights (SARs) to be recognized in the statement of operations based on their fair values at the date of grant.

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

To value our auction-rate securities, we determined the present value of the auction-rate securities at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. As the secondary market for these investments is not currently very active or liquid, their valuation required management’s judgment.

Income taxes. Under FASB Accounting Standards Codification Topic regarding Income Taxes, we can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. Since 2008, we incurred operating losses in foreign jurisdictions. We believe that it is more likely than not that the associated tax asset will not be utilized. Therefore, we have established a full valuation allowance in 2010 and 2011 on this deferred tax asset.

In 2011 and 2010, we recorded a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  As a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation, we generated profits in the U.S. in 2011 which were partially offset by U.S. net operating loss carryforwards.  In assessing the need for a valuation allowance, we looked to our historic losses and our future profitability. We do not believe it is more likely than not that the net deferred tax assets will be realized.

In addition to the tax assets described above, we have deferred tax assets totaling approximately $18.5 million, related to excess tax deductions from the exercise of employee stock options. Recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity. For 2011, 2010, and 2009, the impact to paid-in capital resulting from the exercise and expiration of employee stock options was $3.2 million, $0.2 million, and $0.4 million, respectively.

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

We continually assess litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated.  In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.  In management’s opinion, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on our financial statements.  Losses associated with any of our current litigation as discussed in detail in “Item 3. Legal Proceedings” were remote at the time of the filing and as such, we have not recorded any material loss contingencies related to such litigation.

We expense patent defense costs, costs for pursuing patent infringements, and external legal costs related to intangible assets in the period which they are incurred.

Results of operations

Year 2011 Compared to Year 2010

	2011		2010		2011 vs. 2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Professional product revenues	$44,429	43%	$38,269	60%	$6,160	16%
Consumer product revenues	3,554	3%	-	0%	3,554	N/A
Service revenues	15,135	15%	15,248	24%	(113)	(1%)
Royalty revenues	38,097	37%	5,898	9%	32,199	546%
Other revenues	2,222	2%	4,306	7%	(2,084)	(48%)

Total revenues	103,437	100%	63,721	100%	39,716	62%

Cost and expenses:
Cost of professional product revenues	18,179	18%	14,697	23%	3,482	24%
Cost of consumer product revenues	3,267	3%	-	0%	3,267	N/A
Cost of service revenues	6,838	7%	5,835	9%	1,003	17%
Cost of royalty revenues	14,420	14%	2,359	4%	12,061	511%
Research and development	15,644	15%	15,458	24%	186	1%
Selling and marketing	25,624	25%	20,013	31%	5,611	28%
General and administrative	8,728	8%	14,550	23%	(5,822)	(40%)

Total costs and expenses	92,700	90%	72,912	114%	19,788	27%

Income (loss) from operations	10,737	10%	(9,191)	(14%)	19,928	217%

Interest income	1,096	1%	422	1%	674	160%
Other (loss) income	(299)	0%	297	0%	(596)	(201%)

Income (loss) before income taxes	11,534	11%	(8,472)	(13%)	20,006	236%

Provision for income taxes	4,106	4%	303	0%	3,803	1255%

Net income (loss)	$7,428	7%	$(8,775)	(14%)	$16,203	185%

    Professional product revenues. Throughout 2011, the aesthetic laser industry and our professional product revenues continued to be negatively affected by the downturn in the global economy. In both 2011 and 2010, professional sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces remained the leading contributor to our product revenues.  We launched the Acleara™ Acne Clearing System during the first half of 2011 and the Icon™ Aesthetic System during the second half of 2011.  More than 40% of our professional product revenues in the fourth quarter were from Icon sales.  We are still in the registration process for many countries and will continue to sell the StarLux 500® system. In 2010, we launched the Artisan Platform, a complete facial rejuvenation system.  Shipments began in the second quarter of 2010.  In 2011, as compared to 2010, professional product revenues were favorably impacted by the introduction of the Icon and Acleara, but this impact was partially offset by a decrease in sales related to the StarLux Laser and Pulsed Light System as some potential StarLux customers opted to purchase the new Icon.

Consumer product revenues. During the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® -- our first consumer product.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.

Service revenues. Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our professional products. Customer service revenues decreased by 1% in 2011 as compared to 2010, primarily due to lower sales from replacement handpieces, consumables, and accessories.

The following table sets forth, for the periods indicated, information about our total Professional Product segment’s product and service revenues, by geographic region:

Year ended December 31,	2011	2010

North America	58%	59%
Europe	16%	19%
Middle East	6%	4%
Asia / Pacific Rim	6%	3%
South and Central America	5%	6%
Australia	5%	5%
Japan	4%	4%

Total	100%	100%

All Consumer Product segment revenues are currently derived solely from sales in the United States.

In March 2011, Japan experienced an earthquake and tsunami which has had a significant impact on Japan’s economy and infrastructure. During 2011, 4% of our product and service revenue was generated from Japan. Since the earthquake and tsunami occurred toward the end of the first quarter, we believe that these events did not seriously impact our consolidated financial statements for the first quarter of 2011. None of our assets were damaged.  We also believe that these events did not seriously impact our consolidated financial statements for any of the quarters during the year ended December 31, 2011. However, in the coming quarters, we may experience a decrease in demand for our products and services in Japan and an insignificant impact on our consolidated financial statements and continuing operations as Japan struggles to rebuild its economy and infrastructure. The decrease in demand will be difficult to quantify, but is currently not expected to have a significant impact on our consolidated financial statements. We will continue to assess the effect of the earthquake and tsunami on the Company’s consolidated financial statements and will disclose any significant effects as necessary.

Royalty revenues. Royalty revenues increased by 546% in 2011 as compared to 2010.  The increase was mainly attributable to the $29.8 million in royalty revenues we received from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  The $29.8 million is compensation for back-owed royalties for sales of professional laser-and lamp-based systems beginning with Candela and Syneron’s sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of U.S. Patent 5,595,568 and 5,735,844 and corresponding foreign counterparts (“the Anderson Patents”) in February 2015.  Excluding the $29.8 million, royalty revenues increased 41% for the year ended December 31, 2011 over the year ended December 31, 2010.  We believe that the use of this non-GAAP revenues disclosure enhances our ability to conduct period-to-period analyses for our results.  The increase is a result of an increase in on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment in the first quarter of 2011.

Other revenues. Other revenues decreased by 48% in 2011 as compared to 2010. In 2011, other revenues of $2.2 million related to payments received under an amendment to our license agreement with P&G (“the License Agreement”) that was signed in the fourth quarter of 2010.  The payments under the amended License Agreement are being recognized ratably through the expected launch term.  In 2010, other revenues consisted of three quarterly payments of $1.25 million pursuant to a license agreement with P&G plus the recognition of $0.6 million of the $1.0 million payment pursuant to the amendment to the License Agreement with P&G in the fourth quarter.

Cost of professional product revenues. The cost of professional product revenues increased in absolute dollars and as a percentage of professional product revenues to 41% in 2011 from 38% in 2010. The increase in absolute dollars was attributable to higher product revenues. Our cost of professional product revenues consists primarily of material, labor and manufacturing overhead expenses. Cost of professional product revenues also includes royalties incurred on certain products sold, warranty expenses, as well as payroll and payroll-related expenses, including stock-based compensation, and quality control.

        Cost of consumer product revenues. The cost of consumer product revenues relates to the PaloVia® Skin Renewing Laser®.  For the year ended December 31, 2011, cost of consumer product revenues was $3.3 million, or 92% of consumer product revenues.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser and the related expenses.

Cost of service revenues. The cost of service revenues increased in absolute dollars and as a percentage of service revenues to 45% in 2011 from 38% in 2010. The increase is due to an increase in labor costs as headcount has grown to be in line with our growing product base, the opening of our new offices in Germany and Spain, and higher shipping expenses during 2011.

Cost of royalty revenues. The cost of royalty revenues increased in absolute dollars, but decreased as a percentage of royalty revenues to 38% in 2011 from 40% in 2010.  The increase in absolute dollars is mainly attributed to the royalty revenues received from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the effect of the royalty revenues received from Candela/Syneron of $11.1 million, cost of royalty revenues increased by 41% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. We believe that the use of this non-GAAP cost of royalty revenues disclosure enhances our ability to conduct period-to-period analyses for our results.  The increase is a result of an increase in on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment in the first quarter of 2011.

Research and development expense. Research and development expense increased in absolute dollars, but decreased as a percentage of total revenues to 15% in 2011 from 24% in 2010.   Excluding the effect of the $29.8 million in royalty revenues received from Candela/Syneron, research and development expense decreased as a percentage of total revenues to 21% in 2011 from 24% in 2010.  We believe that the use of this non-GAAP research and development expense disclosure enhances our ability to conduct period-to-period analyses for our results.  The increase in research and development expense was a direct result of our continued commitment to introducing new products and enhancing our current family of products.

Research and development expenses relating to our Professional Product segment increased by 58% for the year ended December 31, 2011, as compared to 2010. Research expenses relating to our Professional Product segment include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Research and development expense relating to our Consumer Product segment decreased by 87% for the year ended December 31, 2011, as compared to 2010. This decrease in research and development expense related to our Consumer Product segment includes decreases in payroll and payroll related expense, materials, consultants, and other overhead expenses related directly to our consumer products as compared to 2010.

For the years ended December 31, 2011 and 2010, research and development expense included $1.5 million and $1.8 million, respectively, of stock-based compensation expense.

Selling and marketing expense. Selling and marketing expense increased in absolute dollars, but decreased as a percentage of total revenues to 25% in 2011 from 31% in 2010.  Excluding the effect of the $29.8 million in royalty revenues received from Candela/Syneron, selling and marketing expense increased as a percentage of total revenues to 35% in 2011 from 31% in 2010.  We believe that the use of this non-GAAP selling and marketing expense disclosure enhances our ability to conduct period-to-period analyses for our results.  Selling and marketing expenses relating to our Professional Product segment increased by 24% in 2011 as compared to 2010.   The increase was primarily driven by increases of $2.1 million from our foreign subsidiaries in Germany and Spain that we established in 2011, $0.7 million in commissions due to higher revenues, and $0.7 million in higher payroll and payroll related expenses.   Selling and marketing expenses related to our Consumer Product segment increased by 70% in 2011 over 2010.  The increase was primarily driven by increases of $0.8 million in direct marketing expenses and $0.3 million in payroll and payroll related expenses.

For the years ended December 31, 2011 and 2010, selling and marketing expense included $1.0 million and $0.9 million, respectively, of stock-based compensation expense.

General and administrative expense.  General and administrative expense decreased in absolute dollars and as a percentage of total revenues to 8% in 2011 from 23% in 2010. Excluding the effect of the $29.8 million in royalty revenues received from Candela/Syneron and the $6.6 million of partial legal reimbursement, general and administrative expense decreased as a percentage of total revenues to 21% in 2011 from 23% in 2010.  We believe that the use of this non-GAAP general and administrative expense disclosure enhances our ability to conduct period-to-period analyses for our results.  The decrease in general and administrative expense as a percentage of total revenues was driven by the inclusion of both the remaining lease obligation at our old facility and the depreciation and other expenses related to our new facility during the year ended December 31, 2010.

For the years ended December 31, 2011 and 2010, general and administrative expense included $0.7 million and $0.7 million, respectively, of stock-based compensation expense.

Interest income. Interest income increased by 160% in 2011 as compared to 2010 primarily from $0.7 million in imputed interest income, net of 40% owed to MGH, received as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the $0.7 million in imputed interest income, for the year ended December 31, 2011, interest income decreased by 15% as compared to the year ended December 31, 2010.  We believe that the use of this non-GAAP interest income disclosure enhances our ability to conduct period-to-period analyses for our results.  This is primarily due to a lower average cash and cash equivalents, short-term investments, and marketable securities and other investments balance in 2011 as compared to 2010.

Other (loss) income. Other (loss) income for the years ended December 31, 2011 and 2010 includes the foreign exchange (loss) gain as a result of transactions in currencies other than the U.S. dollar.

Provision for income taxes. Our effective tax rate for 2011 was 36% as compared to an effective tax rate of 4% for 2010. Our 2011 effective tax rate is greater than the statutory rate primarily due to our profits in 2011 in the U.S. and generating current federal and state taxes. We were only able to partially offset our U.S income tax with our remaining net operating loss carryforwards available in 2011.  We continue to maintain a full valuation allowance in all jurisdictions and have available net operating losses in foreign jurisdictions to offset future income in those jurisdictions.  In 2010, our effective tax rate consisted of an expense related to a reduction of a previously recorded federal tax refund claim and state income taxes.

 Year 2010 Compared to Year 2009

	2010		2009		2010 vs. 2009
	Amount	As a % of Total Revenues	Amount	As a % Total Revenues	$ Change	% Change
Revenues:
Professional product revenues	$38,269	60%	$34,134	56%	$4,135	12%
Service revenues	15,248	24%	14,711	24%	537	4%
Royalty revenues	5,898	9%	4,891	8%	1,007	21%
Funded product development revenues	-	0%	1,835	3%	(1,835)	(100%)
Other revenues	4,306	7%	5,000	8%	(694)	(14%)

Total revenues	63,721	100%	60,571	100%	3,150	5%

Cost and expenses:
Cost of professional product revenues	14,697	23%	13,557	22%	1,140	8%
Cost of service revenues	5,835	9%	7,112	12%	(1,277)	(18%)
Cost of royalty revenues	2,359	4%	1,956	3%	403	21%
Research and development	15,458	24%	14,679	24%	779	5%
Selling and marketing	20,013	31%	19,337	32%	676	3%
General and administrative	14,550	23%	11,254	19%	3,296	29%

Total costs and expenses	72,912	114%	67,895	112%	5,017	7%

Loss from operations	(9,191)	(14%)	(7,324)	(12%)	(1,867)	25%

Interest income	422	1%	760	1%	(338)	(44%)
Other income	297	0%	544	1%	(247)	(45%)

Loss before income taxes	(8,472)	(13%)	(6,020)	(10%)	(2,452)	41%

Provision for income taxes	303	0%	4,439	7%	(4,136)	(93%)

Net loss	$(8,775)	(14%)	$(10,459)	(17%)	$1,684	(16%)

Professional product revenues. Throughout 2010, the aesthetic laser industry and our professional product revenues continued to be negatively affected by the downturn in the global economy. In both 2010 and 2009, sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces remained the leading contributor to our professional product revenues.  In 2010, we launched the Artisan Platform, a complete facial rejuvenation system.  Shipments began in the second quarter of 2010.  In 2010, professional product revenues were favorably impacted by an increase of 14% in sales related to the StarLux Laser and Pulsed Light System, an increase of 48% in sales related to our other “Lux” family of products, which includes the MediLux and EsteLux, and the introduction of the Artisan Platform, offset in part by a decrease of 21% from sales related to the Aspire body sculpting system and SlimLipo handpiece and a decrease of 8% from sales related to the Q-Yag 5 product line as compared to 2009.

During the fourth quarter of 2010, we launched the PaloVia™ Skin Renewing Laser™ -- our first consumer product.  The PaloVia laser is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes. Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to better estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all consumer product revenues from the PaloVia laser as of December 31, 2010.

Service revenues. Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our products. Customer service revenues increased by 4% in 2010 as compared to 2009, primarily in sales from replacement handpieces, consumables, and accessories.

The following table sets forth, for the periods indicated, information about our total Professional Product segment product and service revenues, by geographic region:

Year ended December 31,	2010	2009

North America	59%	61%
Europe	19%	18%
South and Central America	6%	7%
Australia	5%	6%
Japan	4%	3%
Middle East	4%	3%
Asia / Pacific Rim	3%	2%

Total	100%	100%

Royalty revenues. Royalty revenues increased by 21% in 2010 as compared to 2009, due to our licensed competitors’ increasing product revenues, resulting in increased royalties.

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

Cost of professional product revenues. The cost of professional product revenues increased in absolute dollars, but decreased as a percentage of professional product revenues to 38% in 2010 from 40% in 2009. The increase in absolute dollars was attributed to higher professional product revenues. The decrease as a percentage of professional product revenues was due to higher professional product sales which resulted in higher overhead absorption, offset by a shift in professional product sales to outside North America, where we have lower margins.

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

Research and development expenses relating to our Professional Product segment decreased by 13% for the year ended December 31, 2010, as compared to 2009. Research expenses relating to our Professional Product segment include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Research and development expense relating to our Consumer Product segment increased by 58% for the year ended December 31, 2010, as compared to 2009. This increase in research and development expense related to our Consumer Product segment includes increases in payroll and payroll related expense, materials, consultants, and other overhead expenses related directly to our consumer products as compared to 2009.

For the years ended December 31, 2010 and 2009, research and development expense included $1.8 million and $2.5 million, respectively, of stock-based compensation expense.

Selling and marketing expense. Selling and marketing expense increased in absolute dollars, but decreased as a percentage of total revenues to 31% in 2010 from 32% in 2009.  The increase in selling and marketing expense was primarily due to our expenses related to our Consumer Product segment.  We did not incur any selling and marketing expenses related to our Consumer Product segment in 2009.  We also had an increase of $0.7 million in commissions related to our Professional Product segment due to increased revenues.  Partially offsetting the increase were decreases of $1.1 million in direct marketing expenses, $0.4 million from tradeshows, seminars, and workshops, and $0.3 million from payroll and payroll related expenses.

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

Interest income. Interest income decreased in 2010 as compared to 2009 primarily from lower cash and cash equivalents, short-term investments, and marketable securities and other investments balances and lower interest rates.  The decline in our cash and cash equivalents, short-term investments, and marketable securities and other investments balance is primarily from costs associated with the construction of our new operational facility in 2009 and 2010 and our investment in our entrance into the consumer product market in 2010.

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

			2011 to 2010
		Restated	$	%
Year ended December 31,	2011	2010	Change	Change

Cash flows from (used in) operating activities	$4,136	$(4,204)	$8,340	198%
Cash flows from investing activities	407	23,021	(22,614)	(98%)
Cash flows from financing activities	3,402	267	3,135	1174%
Capital expenditures, including construction in process	979	3,841	(2,862)	(75%)

Additionally, our cash, cash equivalents and short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

			2011 to 2010
		Restated	$	%
At December 31,	2011	2010	Change	Change

Cash, cash equivalents and short-term investments	$87,817	$89,116	$(1,299)	(1%)
Accounts receivable, net	9,854	5,350	4,504	84%
Inventories, net	21,176	13,021	8,155	63%
Marketable securities and other investments	21,269	13,850	7,419	54%
Working capital	99,509	90,913	8,596	9%

As of December 31, 2011, we had $109.1 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of December 31, 2011, we had no debt outstanding.

At December 31, 2011, we held $1.0 million in auction-rate securities (“ARS”) all of which were preferred municipal securities. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of December 31, 2011 and 2010. During 2011, 2010, and 2009, we sold $0.9 million, $2.1 million, and $0.7 million of our ARS at par, respectively.

We have determined that the fair value of our ARS was temporarily impaired as of December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010, we marked to market our ARS and recorded an unrealized gain of $0.1 million and unrealized loss of $0.1 million, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of December 31, 2011, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash from (used in) operating activities increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase primarily reflects the effects of moving from a net loss to a net income position, partially offset by increases in the non-cash tax benefit from the exercise of equity and the working capital requirements. Cash used in investing activities decreased during 2011 compared to 2010. These amounts primarily reflect less cash used for purchases of property and equipment (including construction in progress) and purchases of and proceeds from the sale of short-term investments and marketable securities. Cash provided by financing activities increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily due to an increase in the tax benefit from the exercise of equity.

We anticipate that capital expenditures for 2012 will total approximately $1.0 million, consisting primarily of expenditures for the purchase of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.

On August 13, 2007, our board of directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. At December 31, 2011, 675,500 shares of common stock had been repurchased under this program, leaving 324,500 remaining to be repurchased, if desired. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  During the year ended December 31, 2011, we did not purchase any of our common stock.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for 2011, 2010 and 2009 totaled approximately $15.0 million, $2.9 million, and $2.4 million, respectively.  For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

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

The following table summarizes our estimated contractual cash obligations as of December 31, 2011, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase commitments	$8,174	$8,174	$-	$-	$-
Operating leases	380	233	146	-	-
Total contractual obligations	$8,554	$8,407	$146	$-	$-

Our purchase commitments, which are primarily inventory related, have increased from recent years due to our entry into the consumer market.

Recently issued accounting standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments intend to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The new amendments will be effective for interim and annual periods beginning after December 15, 2011.  We are currently evaluating the impact of this guidance on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company’s financial condition, results of operations or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,  in December 2011.

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

Our investment portfolio of cash equivalents, short-term investments, municipal debt securities, and variable demand obligations is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At December 31, 2011, we held $1.0 million in ARS. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of December 31, 2011 and 2010. During fiscal 2011, 2010, and 2009, we sold $0.9 million, $2.1 million, and $0.7 million, respectively, of our ARS.  The recovery of the remaining $1.0 million ARS held is based upon market factors which are not within our control.

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

Item 8. Financial Statements and Supplementary Data

Palomar Medical Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and comprehensive income (loss) and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palomar Medical Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 12, 2012

Palomar Medical Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

		Restated
	December 31,	December 31,
	2011	2010

Assets

Assets:
Cash and cash equivalents	$63,077,178	$55,099,319
Short-term investments	24,739,998	34,017,006
Total cash, cash equivalents and short-term investments	87,817,176	89,116,325
Accounts receivable, net of allowance of $796,610 and $833,199, respectively	9,853,682	5,349,835
Inventories	21,175,754	13,021,272
Other current assets	999,919	855,014
Total current assets	119,846,531	108,342,446

Marketable securities, at estimated fair value and other investments	21,268,777	13,850,197

Property and equipment, net	36,713,578	37,165,306

Other assets	232,594	219,554

Total assets	$178,061,480	$159,577,503

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$3,476,030	$2,293,096
Accrued liabilities	12,437,921	10,742,581
Deferred revenue	4,423,980	4,394,081
Total current liabilities	20,337,931	17,429,758

Accrued income taxes	3,082,356	2,854,077

Total liabilities	$23,420,287	$20,283,835

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 19,573,244 and 18,925,549 shares, respectively	195,733	189,256
Additional paid-in capital	219,062,043	211,376,381
Accumulated other comprehensive loss	(263,849)	(490,806)
Accumulated deficit	(64,352,734)	(71,781,163)
Total stockholders' equity	154,641,193	139,293,668

Total liabilities and stockholders’ equity	$178,061,480	$159,577,503

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Professional product revenues	$44,428,810	$38,268,682	$34,133,999
Consumer product revenues	3,554,110	-	-
Service revenues	15,134,438	15,248,418	14,710,851
Royalty revenues	38,097,285	5,898,229	4,891,047
Funded product development revenues	-	-	1,835,314
Other revenues	2,222,225	4,305,556	5,000,000
Total revenues	103,436,868	63,720,885	60,571,211

Costs and expenses:
Cost of professional product revenues	18,178,369	14,561,230	13,555,612
Cost of consumer product revenues	3,267,165	135,737	-
Cost of service revenues	6,838,137	5,835,275	7,112,066
Cost of royalty revenues	14,419,660	2,359,292	1,956,419
Research and development	15,644,338	15,457,745	14,679,500
Selling and marketing	25,623,587	20,013,369	19,337,135
General and administrative	8,727,930	14,549,822	11,254,199
Total costs and expenses	92,699,186	72,912,470	67,894,931

Income (loss) from operations	10,737,682	(9,191,585)	(7,323,720)

Interest income	1,095,536	421,580	759,815
Other (loss) income	(298,826)	297,644	544,119

Income (loss) before income taxes	11,534,392	(8,472,361)	(6,019,786)

Provision for income taxes	4,105,963	302,595	4,439,248

Net income (loss)	$7,428,429	$(8,774,956)	$(10,459,034)

Net income (loss) per share:
Basic	$0.40	$(0.47)	$(0.58)
Diluted	$0.39	$(0.47)	$(0.58)

Weighted average number of shares outstanding:
Basic	18,695,612	18,548,548	18,094,914
Diluted	18,942,016	18,548,548	18,094,914

Comprehensive income (loss):
Net income (loss)	$7,428,429	$(8,774,956)	$(10,459,034)
Unrealized gain (loss) on marketable securities, net of taxes	69,190	(54,795)	380,910
Foreign currency translation adjustment	157,767	(143,714)	(130,764)
Comprehensive income (loss)	$7,655,386	$(8,973,465)	$(10,208,888)

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number of shares	$0.01 Par Value	Additional paid-in capital	Treasury stock value	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance, December 31, 2008	18,479,345	$184,794	$205,306,957	$(5,596,710)	$(52,547,173)	$(542,443)	$146,805,425

Net loss	-	-	-	-	(10,459,034)	-	(10,459,034)
Issuance of stock for employer 401(k) matching contribution	41,700	417	406,110	136,552	-	-	543,079
Tax benefit from the exercise of stock options	-	-	436,828	-	-	-	436,828
Exercise of stock options and warrants	-	-	(571,736)	723,633	-	-	151,897
Issuance of fully vested restricted common stock	-	-	(4,995,015)	4,995,015	-	-	-
Stock-based compensation expense	-	-	7,068,273	-	-	-	7,068,273
Expiration of stock compensation deferred tax asset	-	-	(910,925)	-	-	-	(910,925)
Unrealized gain on marketable securities, net of tax	-	-	-	-	-	380,910	380,910
Currency translation adjustment	-	-	-	-	-	(130,764)	(130,764)
Treasury stock buyback				(258,490)			(258,490)

Balance, December 31, 2009	18,521,045	$185,211	$206,740,492	$-	$(63,006,207)	$(292,297)	$143,627,199

Net loss	-	-	-	-	(8,774,956)	-	(8,774,956)
Issuance of stock for employer 401(k) matching contribution	38,993	390	573,190	-	-	-	573,580
Tax benefit from the exercise of stock options	-	-	164,969	-	-	-	164,969
Exercise of stock options, warrants, and SARs	58,511	585	101,769	-	-	-	102,354
Issuance of restricted stock awards	307,000	3,070	(3,070)	-	-	-	-
Stock-based compensation expense	-	-	3,799,031	-	-	-	3,799,031
Unrealized loss on marketable securities, net of tax	-	-	-	-	-	(54,795)	(54,795)
Currency translation adjustment	-	-	-	-	-	(143,714)	(143,714)

Balance, December 31, 2010	18,925,549	$189,256	$211,376,381	$-	$(71,781,163)	$(490,806)	$139,293,668

Net income	-	-	-	-	7,428,429	-	7,428,429
Issuance of stock for employer 401(k) matching contribution	69,276	693	649,434	-	-	-	650,127
Tax benefit from the exercise of stock options, SARs, and RSAs	-	-	3,237,219	-	-	-	3,237,219
Exercise of stock options and SARs	108,169	1,081	163,528	-	-	-	164,609
Issuance of restricted stock awards	470,250	4,703	(4,703)	-	-	-	-
Stock-based compensation expense	-	-	3,640,185	-	-	-	3,640,185
Unrealized gain on marketable securities, net of tax	-	-	-	-	-	69,190	69,190
Currency translation adjustment	-	-	-	-	-	157,767	157,767

Balance, December 31, 2011	19,573,244	$195,733	$219,062,044	$-	$(64,352,734)	$(263,849)	$154,641,193

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010 (restated)	2009
Operating activities:
Net income (loss)	$7,428,429	$(8,774,956)	$(10,459,034)

Adjustments to reconcile net income (loss) to cash from (used in) operating activities:

Depreciation and amortization	1,423,233	1,313,811	612,633
Stock-based compensation expense	3,640,185	3,799,031	7,068,273
Amortization of investments	482,784	348,061	-
Change in deferred tax assets	38,912	(29,798)	4,586,034
Excess tax benefit from the exercise of equity	(2,858,229)	(164,969)	(436,828)
Other non-cash items	55,619	(20,854)	192,679
Changes in assets and liabilities:
Accounts receivable	(4,526,311)	(906,885)	1,943,833
Inventories	(8,126,861)	(1,674,508)	5,198,413
Other current assets	(61,163)	1,240,891	436,843
Other assets	(52,894)	(54,797)	(117,296)
Accounts payable	1,212,223	(803,238)	(1,068,386)
Accrued liabilities	5,672,354	2,655,790	3,318,500
Accrued income taxes	228,279	(111,000)	-
Deferred revenue	(41,387)	(1,020,566)	(956,041)
Net cash from (used in) operating activities	4,515,173	(4,203,987)	10,319,623

Investing activities:
Purchases of property and equipment	(979,495)	(3,840,846)	(21,016,646)
Purchases of marketable securities	(20,311,101)	(12,032,241)	-
Purchases of short-term investments	(18,713,647)	(34,272,925)	(25,000,000)
Proceeds from sale of marketable securities	4,925,000	2,125,000	725,000
Proceeds from sale of short-term investments	35,486,720	25,000,000	-
Net cash from (used in) investing activities	407,477	(23,021,012)	(45,291,646)

Financing activities:
Proceeds from the exercise of stock options and warrants	164,609	102,354	151,897
Excess tax benefit from the exercise of equity	2,858,229	164,969	436,828
Costs incurred related to purchase of stock for treasury	-	-	(258,490)
Proceeds from short-term borrowings on credit facilities	-	-	6,000,000
Payments on short-term borrowings on credit facilities	-	-	(12,000,000)
Net cash from (used in) financing activities	3,022,838	267,323	(5,669,765)

Effect on exchange rate changes on cash and cash equivalents	32,371	108,513	(10,869)

Net increase (decrease) in cash and cash equivalents	7,977,859	(26,849,163)	(40,652,657)
Cash and cash equivalents, beginning of the period	55,099,319	81,948,482	122,601,139
Cash and cash equivalents, end of the period	$63,077,178	$55,099,319	$81,948,482

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$467,000	$59,172	$36,493

Supplemental disclosure of noncash financing and investing activities:

Issuance of stock for employer 401(k) matching contribution	$650,127	$573,580	$543,079
Unrealized gain (loss) on marketable securities, net of taxes	$69,190	$(54,795)	$380,910

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business

We are a global medical device company engaged in research, development, manufacturing and distribution of proprietary light-based systems for medical and cosmetic treatments.  We conduct business in two segments, professional medical and cosmetic products and services (“Professional Product segment”) and consumer medical and cosmetic products and services (“Consumer Product segment”).

Basis of Presentation

The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of Palomar and all of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Correction of Immaterial Error

Our financial statements reflect a correction of an immaterial error in our consolidated balance sheet as of December 31, 2010 and our consolidated statement of cash flows for the year ended December 31, 2010 contained in our Form 10-K for the fiscal year ended December 31, 2010 filed on March 9, 2011.

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

At December 31, 2011, we held $24.7 million of short-term investments classified as held-to-maturity which included $18.7 million in commercial paper, $4.0 million in U.S agency bonds, and $2.0 million in corporate bonds.  As of December 31, 2011, the maturity dates for commercial paper, U.S agency bonds, and corporate bonds range from 9 days to 0.6 years, 13 days to 0.7 years, and 0.6 years, respectively.  At December 31, 2010, we held $34.0 million of short-term investments which included $24.0 million in U.S. Treasuries, $6.0 million in commercial paper, and $4.0 million in U.S. agency bonds.  As of December 31, 2010, the maturity dates for U.S. Treasuries, commercial paper, and U.S. agency bonds range from 0.4 to 0.6 years, 0.1 to 0.5 years, and 0.9 to 1.0 years, respectively.  The amortized cost of these investments approximates fair market value.

The components of our cash and cash equivalents and short-term investments as of December 31, 2011 and 2010 are as follows:

		Restated
	December 31,	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$63,077,178	$55,099,319
Total cash and cash equivalents	$63,077,178	$55,099,319

Short-term investments:
Held-to-maturity (less than one year to maturity)	$24,739,998	$34,017,006
Total short-term investments	$24,739,998	$34,017,006

Marketable Securities and Other Investments

Marketable securities, which primarily consist of auction-rate preferred securities and auction-rate municipal securities are classified as “marketable securities” under Debt and Equity Securities Topic of the FASB Accounting Standards Codification and are recorded at fair market value. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If the loss is other-than-temporary, it is separated into two amounts, one amount representing a credit loss and the other representing an impairment due to all other factors. The amount representing a credit loss is recorded in earnings, while the remaining impairment is recorded as a component of accumulated other comprehensive income (loss), as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis. We determined that the fair value of our auction-rate securities (“ARS”) was temporarily impaired as of December 31, 2011 and 2010. We recorded an unrealized gain of $69,000, unrealized loss of $55,000, and unrealized gain of $381,000, net of tax effects, in accumulated other comprehensive income (loss) in stockholders’ equity for the years ended December 31, 2011, 2010, and 2009, respectively.

In the first quarter of 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. In the years ended December 31, 2011, 2010, and 2009, we sold $0.9 million, $2.1 million, and $0.7 million, respectively. The amortized cost basis of our holdings of ARS at December 31, 2011 was $1.3 million. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market, if any. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current marketable securities as of December 31, 2011 and 2010.

To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We have also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended December 31, 2011. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of December 31, 2011, we do not intend to sell the ARS and, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the entire cost basis of these securities. As a result of our valuation analysis, our investment strategy, recurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2011. For the year ended December 31, 2011, we marked to market our ARS and recorded an unrealized gain of $69,000, net of taxes, in accumulated other comprehensive (loss) income in stockholders’ equity to reflect the cumulative temporary impairment of approximately $0.2 million, net of taxes, on our ARS as of December 31, 2011.

In addition to the auction-rate preferred securities and auction-rate municipal securities discussed above, at December 31, 2011, we had $20.3 million of other investments classified as held-to-maturity securities which included $10.2 million in corporate bonds, $8.1 million in U.S. agency bonds, and $2.0 million in U.S. Treasuries.  These other investments are recorded at amortized cost.  As of December 31, 2011, the maturity dates for the corporate bonds, U.S. agency bonds, and U.S. Treasuries range from 1.1 to 1.6 years, 1.2 to 1.9 years, and 1.6 years, respectively.  At December 31, 2010, we had $12.0 million of other investments classified as held-to-maturity securities which included $10.0 million in U.S. agency bonds and $2.0 million in corporate bonds.  As of December 31, 2010, the maturity dates for U.S. agency bonds range from 1.0 to 1.7 years and for corporate bonds is 1.6 years.  The amortized cost of these investments approximates fair market value.

The components of our marketable securities and other investments as of December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
	2011	2010
Marketable securities and other investments:
Auction-rate securities	$997,823	$1,814,720
Held-to-maturity other investments	20,270,954	12,035,477
Total marketable securities and other investments	$21,268,777	$13,850,197

Accounts Receivable Reserve

We maintain an allowance for losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and/or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. If the data we use to calculate these estimates do not properly reflect reserve requirements, then we would make a change in the allowances in the period in which such a determination is made and revenues in that period could be affected. Accounts receivable allowance activity consisted of the following for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31,	2011	2010	2009

Balance at beginning of year	$833,199	$786,797	$1,235,005
Additions	308,302	407,961	-
Write-offs/deductions	(344,891)	(361,559)	(448,208)
Balance at end of year	$796,610	$833,199	$786,797

Inventories

We value inventories at the lower of cost (first in, first-out method) or market, and include material, labor and manufacturing overhead. At December 31, 2011 and 2010, inventories consisted of the following:

At December 31,	2011	2010

Raw materials	$10,068,589	$5,420,609
Work in process	1,217,968	1,471,285
Finished goods	9,889,197	6,129,378
	$21,175,754	$13,021,272

Our policy is to establish inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in our finished goods inventory are $2.7 million in 2011 and $1.4 million in 2010 of demonstration products that are used by our sales organization. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in this demand could have a significant impact on the value of our inventory and our reported operating results.

At December 31, 2011 and 2010, we had $0.8 million and $0.6 million, respectively of consumer product inventory held on consignment in finished goods.  Please see Note 2 for further information about our consumer inventory.

Property and Equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land is not depreciated.  At December 31, 2011 and 2010, property and equipment consisted of the following:

			Estimated
At December 31,	2011	2010	Useful Life

Land	$ 10,680,000	$ 10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,231,920	2,700,264	3 - 7 years
Furniture and fixtures	5,836,744	5,455,054	7 years
Leasehold improvements	99,243	40,612	Shorter of estimated useful life or term of lease

	44,353,481	43,381,504

Less accumulated depreciation	7,639,903	6,216,198

Total	$ 36,713,578	$ 37,165,306

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) guidance on revenue recognition. The SEC’s guidance requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We generally recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any estimated return and applicable warranty costs expected to be incurred.

In our consumer products business, customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  We generally estimate customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return, while also factoring in any new business conditions that might impact the historical analysis, such as a new consumer product introduction.  We believe that our procedures for estimating such return amounts are reasonable.

Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions, and includes an expiration date on the upgrade option. In accordance with Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangement (“ASU 2009-13”), we defer estimated selling price ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.

Revenues from the sale of service contracts are deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with ASU 2009-13, based on the estimated selling price of each element. In accordance with ASU 2009-13, we use vendor-specific objective evidence or VSOE, if available, to determine the selling price of each element.  If VSOE is not available, we use third-party evidence, or TPE to determine the selling price.  If TPE is not available, we use our best estimate to develop the estimated selling price.

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

We have other revenues which consist of quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement with Proctor & Gamble). TTP Quarterly Payments are being made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset.  On December 9, 2010, we announced an amendment to the License Agreement with P&G and Gillette. The amendment provides additional funding from each company to meet the common goal of a successful product launch. The amendment does not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch calendar quarterly payments from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched. P&G will apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.   The payments under the amended license agreement are being recognized ratably through the expected launch term.

In the past, we received funded product development revenue from the development agreements with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson Company (“Johnson & Johnson”) and The Procter & Gamble Company (“P&G”) and its wholly owned subsidiary, The Gillette Company (“Gillette”). For both Johnson & Johnson and Gillette, we received payments in accordance with the work plans that were developed with both Johnson & Johnson and Gillette. We recognized revenue under the contracts as costs were incurred and services were rendered. We record any amounts received in advance of costs incurred and services rendered as deferred revenue. Payments were not refundable if the development was not successful.

We include reimbursed shipping and handling costs in revenue with the offsetting expense included in selling and marketing expense. Included in revenues are $288,000, $260,000 and $222,000 of reimbursed shipping and handling costs during the years ended December 31, 2011, 2010, and 2009, respectively. For the years ended December 31, 2011, 2010, and 2009, $465,000, $207,000, and $265,000 of shipping and handling costs are included in selling and marketing expense.

Product Warranty Costs

We typically offer a one year warranty for our base professional and consumer products.  Warranty coverage provided is for labor and parts necessary to repair systems during their warranty period.  We account for the estimated warranty cost of the standard warranty coverage as a charge to cost of revenue when revenue is recognized.  Factors that affect our warranty reserves include the number of units sold, historical and anticipated product performance and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage, and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2011 and 2010.

At December 31,	2011	2010

Warranty accrual, beginning of year	$529,374	$596,210
Charged to costs and expenses relating to new sales	1,226,017	955,198
Costs of product warranty claims\change in estimate	(969,979)	(1,022,034)

Warranty accrual, end of year	$785,412	$529,374

Research and Development Expenses

We charge research and development expenses to operations as incurred.

Advertising costs

Advertising costs are included as part of selling and marketing expense and are expensed as incurred. Advertising expense for the years ended December 31, 2011, 2010, and 2009 were $480,000, $361,000 and $530,000, respectively.

Net Income (Loss) per Common Share

Basic net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options, stock appreciation rights, and restricted stock awards (RSAs) based on the treasury stock method.

The reconciliation of basic and diluted weighted average shares outstanding is as follows:

At December 31,	2011	2010	2009

Basic weighted average common shares outstanding	18,695,612	18,548,548	18,094,914
Potential common shares pursuant to stock options, SARs and RSAs	246,404	-	-

Diluted weighted average common shares outstanding	18,942,016	18,548,548	18,094,914

For the years ended December 31, 2011, 2010, and 2009, 2.4 million, 2.6 million, and 3.6 million, respectively, weighted average stock options, stock-settled stock appreciation rights, warrants, and restricted stock awards to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled stock appreciation rights, and warrants would have been antidilutive.

Stock-based compensation

We recognize stock-based compensation expense in accordance with the revised share-based payment guidance.  This guidance requires share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights (“SARs”), restricted stock awards, and restricted stock units to be recognized in the statement of operations based on their fair values at the date of grant.

In October 2009, our board of directors reviewed our outstanding equity compensation arrangements and determined to provide our management, employees and directors with appropriate incentives to achieve our business and financial goals while at the same time minimizing the accounting costs of these incentives and reducing the overhang caused by stock options that are significantly underwater. As a result of this review and determination, in October 2009, our board approved a stock option exchange program for some of our significantly underwater options. As part of this program, during the fourth quarter of 2009 we provided certain employees, officers and directors who were previously granted stock options for the purchase of a total of 650,500 shares of our common stock with exercise prices of $24.63 and $26.00 per share with the opportunity to exchange those options to (i) reduce the number of shares that were the subject of those options based on a conversion ratio which will not create (or will minimize to the maximum extent possible) any incremental stock-based compensation expense on the date of amendment (the “Amendment Date”), (ii) reduce the exercise price to an amount equal to the closing price of our common stock on The Nasdaq Global Select Market on the Amendment Date and (iii) extend the expiration date until 10 years from the Amendment Date. In addition, certain participants in this program were granted a total of 382,402 fully vested shares of restricted common stock under our 2004 Stock Incentive Plan which was equal to the difference between the number of shares of common stock that was the subject of the stock option initially granted under the 2004 Stock Incentive Plan and the number of shares evidenced by the option following the amendment. In the fourth quarter of 2009, we incurred a one-time stock-based compensation charge of $3.5 million as a result of these restricted stock awards.

During the years ended December 31, 2011, 2010, and 2009, we recognized $0.2 million, $0.2 million, and $0.4 million, respectively, of stock-based compensation expense as cost of professional product revenues, we recognized $0.2 million, $0.2 million, and $0.4 million, respectively, of stock-based compensation expense as cost of service revenues, we recognized $1.5 million, $1.8 million, and $2.5 million, respectively, of stock-based compensation expense as research and development expense, $1.0 million, $0.9 million, and $1.7 million, respectively, of stock-based compensation expense as selling and marketing expense, and $0.7 million, $0.7 million, and $2.1 million, respectively, of stock-based compensation expense as general and adminstrative expense.

During the years ended December 31, 2011, 2010, and 2009, we granted SARs to employees and directors totaling 0, 8,000, and 198,500, respectively. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. We are recognizing related compensation expense on a straight-line basis over the four year period.

During the years ended December 31, 2011, 2010, and 2009, we granted 470,250, 307,000, and 0, respectively restricted stock awards to employees and directors at a fair market value of our common stock on the date of grant and which become vested over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  We are recognizing related compensation expense on a straight-line basis over the four year period.

During the years ended December 31, 2011, 2010, and 2009, we granted 45,000, 0, and 0, respectively restricted stock units to employees at a fair market value of our common stock on the date of grant and which become vested over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  We are recognizing related compensation expense on a straight-line basis over the four year period.

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

Year ended December 31,	2011	2010	2009

Risk-free interest rate	-	1.66%	1.73%
Expected dividend yield	-	-	-
Expected lives	-	3.0 years	4.1 years
Expected volatility	-	60%	57%
Grant date fair value of awards granted during period	-	$6.17	$5.23

In 2011, we had no fair value assumptions as the only equity awards granted were restricted stock awards and restricted stock units.

Based on our historical turnover rates, we assumed an annual estimated forfeiture rate of 3% when we calculated the estimated compensation cost for the year ended December 31, 2011. A recovery of prior expense will be recorded if the actual forfeitures are higher than estimated and vice versa. Ultimately, we will only recognize compensation expense for those awards that actually vest.

The cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows and recorded as a credit to additional paid-in-capital.

Concentration of Credit Risk

The FASB requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, short-term investments, marketable securities and other investments, and accounts receivable. We place cash and cash equivalents, short-term investments, and marketable securities and other investments in established financial institutions. We have no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Our trade accounts receivable are primarily from sales to end users and distributors servicing the medical and beauty industry, and reflect a broad domestic and international base. We maintain an allowance for potential credit losses. Our accounts receivable credit risk is not concentrated within any one geographic area or customer group. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in our accounts receivable.

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

        We continually assess litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated.  In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.  In management’s opinion, we are not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on our financial statements.  Losses associated with any of our current litigation were remote at the time of the filing and as such, we have not recorded any material loss contingencies related to such litigation.

We expense patent defense costs, costs for pursuing patent infringements, and external legal costs related to intangible assets in the period which they are incurred.

Disclosures About Fair Value of Financial Instruments

In September 2006, the FASB issued new guidance on fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and we adopted this guidance on January 1, 2008.  In February 2008, the FASB issued an update to the fair value measurement guidance.  This guidance permitted the delayed application of the fair value measurement guidance for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new disclosures and clarifications of existing disclosures were effective for our first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which were effective for our first quarter of fiscal year 2011. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of ASU No.2010-06 did not have a material impact on our consolidated results of operations and financial position.

We performed an analysis of our investments held at December 31, 2011 and December 31, 2010 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

Assets	Fair Value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63,077	$-	$-	$63,077
Short-term investments*	24,740	-	-	24,740
Other investments*	20,271	-	-	20,271
Auction-rate municipal securities	-	-	998	998
Total	$108,088	$-	$998	$109,086

* The amortized cost of these investments approximates fair market value.

Assets	Fair Value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,099	$-	$-	$55,099
Short-term investments*	34,017	-	-	34,017
Other investments*	12,036	-	-	12,036
Auction-rate preferred securities	-	-	848	848
Auction-rate municipal securities	-	-	966	966
Total	$101,152	$-	$1,814	$102,966

* The amortized cost of these investments approximates fair market value.

At December 31, 2011, we held $24.7 million of short-term investments classified as held-to-maturity which included $18.7 million in commercial paper, $4.0 million in U.S agency bonds, and $2.0 million in corporate bonds.  As of December 31, 2011, the maturity dates for commercial paper, U.S agency bonds, and corporate bonds range from 9 days to 0.6 years, 13 days to 0.7 years, and 0.6 years, respectively.  At December 31, 2010, we held $34.0 million of short-term investments which included $24.0 million in U.S. Treasuries, $6.0 million in commercial paper, and $4.0 million in U.S. agency bonds.  As of December 31, 2010, the maturity dates for U.S. Treasuries, commercial paper, and U.S. agency bonds range from 0.4 to 0.6 years, 0.1 to 0.5 years, and 0.9 to 1.0 years, respectively.  The amortized cost of these investments approximates fair market value.

At December 31, 2011, the par value of the auction-rate preferred securities and municipal securities were $0 and $1.3 million, respectively.  At December 31, 2010, the par value of the auction-rate preferred securities and auction-rate municipal securities were $0.9 million and $1.3 million, respectively.  As described in more detail below, all of our ARS have unrealized losses which have been recorded in accumulated other comprehensive loss.  The maturity date for our auction-rate municipal securities is in December 2045.

In addition to the auction-rate preferred securities and auction-rate municipal securities discussed above, at December 31, 2011, we had $20.3 million of other investments classified as held-to-maturity securities which included $10.2 million in commercial paper, $8.1 million in U.S. agency bonds, and $2.0 million in U.S. Treasuries.  These other investments are recorded at amortized cost.  As of December 31, 2011, the maturity dates for the commercial paper, U.S. agency bonds, and U.S. Treasuries range from 1.1 to 1.6 years, 1.2 to 1.9 years, and 1.6 years, respectively.  At December 31, 2010, we had $12.0 million of other investments classified as held-to-maturity securities which included $10.0 million in U.S. agency bonds and $2.0 million in corporate bonds.  As of December 31, 2010, the maturity dates for U.S. agency bonds range from 1.0 to 1.7 years and for corporate bonds is 1.6 years.  The amortized cost of these investments approximates fair market value.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the year ended December 31, 2011.

	Auction-rate	Auction-rate
(In thousands)	preferred securities	municipal securities	Total
Balance at December 31, 2010	$848	$966	$1,814
Net transfers in/(out) of Level 3	-	-	-
Purchases	-	-	-
Settlements (at par)	(925)	-	(925)
Gains
Realized	-	-	-
Unrealized	77	32	109
Losses
Realized	-	-	-
Unrealized	-	-	-
Balance at December 31, 2011	$-	$998	$998

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer. We continue to receive regular dividends from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Beginning in February 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of December 31, 2011 and 2010.

The estimated fair value of our holdings of ARS at December 31, 2011 was $1.0 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended December 31, 2011 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of December 31, 2011, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, recurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2011.

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

Foreign Currencies

In accordance with the FASB’s guidance on foreign currency translation, the financial statements of subsidiaries outside the United States are measured using the foreign subsidiary’s local currency as the functional currency. We translate the assets and liabilities of our foreign subsidiaries at the exchange rate in effect at the end of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) included in stockholders’ equity. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense). For the year ended December 31, 2011, we recognized a foreign currency transaction loss of $299,000.  In 2010 and 2009, we recognized foreign currency transaction gains of $298,000 and $534,000, respectively.  The foreign currency transaction (loss) gains were included in other (expense) income.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

The components of accumulated other comprehensive loss as of December 31, 2011 and 2010 are as follows:

At December 31,	2011	2010

Unrealized loss on marketable securities, net of taxes	$(192,861)	$(262,051)
Foreign currency translation adjustment	(70,988)	(228,755)
Total accumulated other comprehensive loss	$(263,849)	$(490,806)

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

Recently issued accounting standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments intend to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The new amendments will be effective for interim and annual periods beginning after December 15, 2011.  We are currently evaluating the impact of this guidance on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company’s financial condition, results of operations or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,  in December 2011.

Note 2 – Segment and Geographic Information

In accordance with ASC 280 “Segment Reporting”, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer. In the fourth quarter of 2011, we changed the manner in which the Company’s financial information is evaluated.  We now view our operations and manage our business as two segments, Professional Product segment and Consumer Product segment.

The following financial information is the information that the chief decision maker uses to analyze the Company’s financial performance.  Periods prior to the year ended December 31, 2011 have been restated to present the information in accordance with our two reportable operating segments.  There were no revenues or costs and expenses for the Consumer Product segment in 2009.

The table below presents the financial information for our two reportable segments.  Revenues include our professional and consumer product revenues, service revenues, royalty revenues, and other revenues.  Cost of revenues and royalties include the material, manufacturing, service, and quality control expenses related to our professional and consumer product and service revenues and the cost of royalties related to our royalty revenues.  Operating expenses include selling and marketing expenses, research and development expenses, and general and administrative expenses.

	For the year ended December 31,
	2011			2010
	Professional	Consumer	Total	Professional	Consumer	Total

Revenues	$99,882,758	$3,554,110	$103,436,868	$63,720,885	$-	$63,720,885
Cost of revenues and royalties	39,436,166	3,267,165	42,703,331	22,755,797	135,737	22,891,534
Gross profit (loss)	60,446,592	286,945	60,733,537	40,965,088	(135,737)	40,829,351
Operating expenses	46,402,221	3,593,634	49,995,855	42,261,837	7,759,099	50,020,936
Income (loss) from operations	$14,044,371	$(3,306,689)	$10,737,682	$(1,296,749)	$(7,894,836)	$(9,191,585)

     As of December 31, 2011 and 2010, we had $171.7 million and $157.8 million, respectively, in total assets related to our Professional Product segment. As of December 31, 2011 and 2010, we had $6.3 million and $1.8 million, respectively, in total assets related to our Consumer Product segment.

         Our total revenues are attributed to geographic areas based on the location of the end customer.  The following table presents total revenues and long-lived assets for the years ended December 31, 2011, 2010, and 2009.

(in thousands)	2011		2010		2009
	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets

United States	$73,466	$36,549	$36,654	$37,086	$36,168	$34,629
Europe	9,434	107	9,899	-	8,856	-
Canada	5,010	-	5,317	-	5,183	-
Middle East	3,767	-	2,108	-	1,566	-
Asia / Pacific Rim	3,302	-	1,746	-	1,171	-
South and Central America	3,260	-	3,288	-	3,540	-
Australia	3,022	-	2,839	-	2,763	-
Japan	2,176	57	1,870	79	1,324	-

Total	$103,437	$36,713	$63,721	$37,165	$60,571	$34,629

In the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® – our first consumer product.  Our Consumer Product segment consists of the business activities related to the PaloVia laser. The PaloVia laser is being sold through retail channels with which we have no history.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.  At December 31, 2011 and December 31, 2010, we had no deferred revenue related to the PaloVia laser.  Included in our consolidated inventory balances at December 31, 2011 and December 31, 2010 is approximately $5.3 million and $1.3 million, respectively, of consumer product inventory.  At December 31, 2011 and December 31, 2010, we had $0.8 million and $0.6 million, respectively, of inventory on consignment.

Note 3 – Income Taxes

We provide for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes. The provision for income taxes in the accompanying consolidated statements of operations consists of the following:

Year ended December 31,	2011	2010	2009

Federal:
Current	$3,588,798	$210,090	$(499,655)
Deferred	-	-	3,852,211
	3,588,798	210,090	3,352,556

State:
Current	515,745	92,505	497,245
Deferred	-	0	577,309
	515,745	92,505	1,074,554

Foreign:
Current	1,420	-	12,138
Deferred	-	-	-
	1,420	-	12,138

Total	$4,105,963	$302,595	$4,439,248

Income (loss) before income tax provision for income taxes consists of the following:

Year ended December 31,	2011	2010	2009

Domestic	$15,805,107	$(7,706,018)	$(6,509,581)
Foreign	(4,270,715)	(766,343)	489,795
Total	$11,534,392	$(8,472,361)	$(6,019,786)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

Year ended December 31,	2011	2010	2009

Income tax benefit at federal statutory rate	34.0%	(34.0%)	(34.0%)
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	3.1	(1.5)	(3.9)
Federal research credit	(3.0)	(1.1)	(5.8)
Foreign rate differential	0.4	(0.3)	(0.4)
Foreign rate differential - valuation allowance	12.2	3.4	(2.1)
Change in valuation allowance	(13.3)	32.1	112.1
ASC 740-10 reserves	1.9	(0.3)	2.8
Permanent items	0.3	5.3	5.1
Provision for income taxes	35.6%	3.6%	73.8%

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

At December 31,	2011	2010

Deferred Tax Assets
Net operating loss carry forwards	$1,962,882	$3,124,816
Nondeductible reserves	1,880,276	1,527,731
Nondeductible accruals	1,527,390	1,701,872
Tax credits	499,099	606,918
Stock-based compensation	2,100,606	2,659,534
Gross Deferred Tax Assets	$7,970,253	$9,620,871
Valuation allowance	(7,636,353)	(9,353,438)
Net Deferred Tax Assets	$333,900	$267,433

Deferred Tax Liabilities
Fixed Assets	$(333,900)	$(267,433)
Net Deferred Tax Liabilities	$(333,900)	$(267,433)

Net Deferred Tax Assets	$-	$-

Under the FASB’s guidance, we only recognize a deferred tax asset for the future benefit of our tax losses, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. In 2011 and 2010, we incurred operating losses in foreign jurisdictions.  We believe that it is more likely than not that the associated tax asset will not be utilized. Therefore, we have established and maintained a full valuation allowance in 2011 and 2010 on this deferred tax asset.

In 2011, we generated U.S. operating income that is partially offset with previously reserved net operating loss carryforwards, resulting in a $4.1 million U.S. federal and state tax expense for the year ended December 31, 2011.  The company does not have any remaining federal net operating loss carryforwards to offset against tax expense, but continues to have other net deferred tax assets.  In 2011 and 2010, we recorded a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  We do not believe it is more likely than not that the net deferred tax assets will be realized.

In addition to the tax assets described above, we have deferred tax assets totaling approximately $18.5 million, related to excess tax deductions from the exercise of employee stock options. Recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity. For 2011, 2010, and 2009, the impact to paid-in capital resulting from the exercise and expiration of employee stock options was $3.2 million, $0.2 million, and $0.4 million, respectively.

At December 31, 2011, we had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss and tax credit carry forwards of approximately $39.1 million and $4.3 million, respectively, to be used to offset future taxable income. We also have state net operating loss and tax credit carryforwards of approximately $7.1 million and $2.0 million, respectively, to be used to offset future taxable income.  These net operating loss carry forwards and tax credits are primarily attributable to the excess tax deductions from the exercise of employees’ stock options and will expire through 2031. We also have $5.3 million of foreign net operating loss carry forwards.

At the adoption date of the FASB’s guidance on accounting for uncertainty in income taxes on January 1, 2007, we had $2.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2011, we have $3.1 million of unrecognized tax benefits, including related accrued interest, all of which would affect our effective tax rate, if recognized.

A reconciliation of our total gross unrecognized tax benefits for the years ended December 31, 2011 and 2010 is below.

At December 31,	2011	2010

Balance at beginning of year	$2,762,432	$3,032,220
Tax positions related to current year:
Increase related to positions taken in current year	173,800	146,811
Increases related to positions taken during prior year	94,069	-
Decrease related to positions take during prior year	-	(98,923)
Decrease related to settlements	-	(12,415)
Decrease resulting from statute expiration	(127,758)	(305,261)
Balance at end of year	$2,902,543	$2,762,432

We establish reserves for uncertain tax positions based on management’s assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, we had approximately $180,000 and $140,000 of accrued interest and penalties related to uncertain tax positions, respectively.

The tax years 2007-2011 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

Note 4 – 401(k) Plan

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

During 2011, 2010, and 2009, we matched in Palomar common stock 50% of all employee contributions by issuing 69,276, 38,993, and 52,154 shares of common stock, respectively, to the 401(k) Plan in satisfaction of our employer match for employee contributions. The number of shares of common stock reserved for issuance under the 401(k) Plan was initially 1,000,000 shares. As of December 31, 2011, 24,383 shares of common stock remained available for issuance thereunder. For the years ended December 31, 2011, 2010, and 2009, we recognized $650,000, $574,000, and $543,000, respectively, as compensation expense related to the 401(k) Palomar common stock match.

Note 5 – Accrued Liabilities

At December 31, 2011 and 2010, accrued liabilities consisted of the following:

At December 31,	2011	2010

Payroll and employee benefits	$7,098,276	$6,461,523
Royalties	1,739,681	1,461,958
Commissions	1,180,298	993,995
Professional fees	732,351	688,233
Warranties	785,412	529,374
Taxes	589,862	257,833
Other	312,041	349,665
Total	$12,437,921	$10,742,581

Note 6 – Commitments and Contingencies

Operating lease and purchase commitments

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments.

We lease the following space as office and service space for our foreign subsidiaries:

Location	Lease Expiration	Square Footage

The Netherlands	April 2013	1,500
Australia	October 2012	1,700
Japan	April 2012	2,150
Germany	April 2014	1,850
Spain	December 2013	4,400

We believe that all facilities are in good condition and are suitable and adequate for our current operations.  Rent expense is expected to be approximately $0.4 million in 2012.

The following table summarizes our estimated contractual cash obligations as of December 31, 2011, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing:

At December 31,	2012	2013	2014	Thereafter
(in thousands)
Purchase commitments	$8174	-	-	-
Operating leases	$233	$125	$21	$-

We incurred rent expense of $0.3 million, $1.4 million, and $1.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.   During the first quarter of 2010, we vacated our old facility in Burlington, Massachusetts and incurred a charge of $1.2 million relating to the write-off of our remaining lease obligation.

Royalties

We are a party to three patent license agreements with Massachusetts General Hospital (“MGH”) whereby we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. For the years ended December 31, 2011, 2010, and 2009, approximately $15.0 million, $2.9 million, and $2.4 million of royalty expense, respectively, was incurred under these agreements.

Litigation

We continually assess litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated.  In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.  In management’s opinion, we are not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on our financial statements.  Losses associated with any of our current litigation were remote as of December 31, 2011 and at the time of the filing, and as such, we have not recorded any material loss contingencies related to this litigation.

Candela Corporation, Massachusetts Litigation

On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (acquired in 2010 by Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we and MGH alleged that certain Candela products, which use laser and lamp technology for hair removal willfully infringe U.S. Patent Nos. 5,735,844 (the “’844 patent”) and 5,595,568 (the “’568 patent”), which are exclusively licensed to us by MGH.

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

On August 10, 2006, Candela Corporation (acquired in 2010 by Syneron, Inc.) commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief.  During the course of the lawsuit, Candela alleged that certain of our products infringed U.S. Patent No. 6,743,222 (the “’222 patent”) which is directed to acne treatment, and U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements under which, among other provisions, Candela and Syneron granted to Palomar a royalty-free license to the ‘222 and ‘395 patents and U.S. and foreign counterparts.

Syneron, Inc., Massachusetts Litigation

On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we alleged that certain Syneron products, which use light-based technology for hair removal, willfully infringe the ‘568 patent and the ‘844 patent, which are exclusively licensed to us by MGH.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to certain Candela patents.  Under the second Agreement, Palomar will grant to Syneron and affiliates a non-exclusive, royalty bearing license in the United States to U.S. Patent Nos. 5,735,844 and 5,595,568 for consumer home-use lamp-based hair removal products.  Syneron will pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar will receive a royalty-free license to certain Syneron and Candela patents.

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

Note 7 – Stockholders’ Equity

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

Note 8 – Stock Incentive Plans and Warrants

Stock Options

We have several stock option plans and incentive stock plans (the “Plans”) providing for the issuance of a maximum of 9,778,571 shares of common stock, which may be issued as incentive stock options (“ISOs”), nonqualified stock options, stock-settled stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), or restricted stock units (“RSUs”). Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Palomar stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by our board of directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). Our board of directors, in its discretion, may convert the optionee’s ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

The following table summarizes all stock option activity for the year ended December 31, 2011:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	2,745,940	$0.90 - $24.63	$13.55	5.51	$4,357,420
Granted	-	-	-
Exercised	(80,178)	$1.00 - $9.15	$2.14
Cancelled	(200)	$1.00	$1.00
Outstanding, December 31, 2011	2,665,562	$0.90 - $24.63	$13.90
Exercisable, December 31, 2011	2,665,562	$0.90 - $24.63	$13.90	4.63	$596,136
Vested and expected to vest at December 31, 2011	2,665,562		$13.90	4.63	$596,136
Available for future issuances under the plans as of December 31, 2011	71,191

The total intrinsic value for options exercised during the years ended December 31, 2011, 2010, and 2009 was $1,100,408, $263,413, and $416,485, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.90 - $10.72	332,404	5.89	$ 7.51	332,404	$ 7.51
$13.31 - $13.31	1,282,500	6.16	13.31	1,282,500	13.31
$13.66 - $24.63	1,050,658	2.38	16.64	1,050,658	16.64
$0.90 - $24.63	2,665,562	4.63	$ 13.90	2,665,562	$ 13.90

As of December 31, 2011, we had no unamortized stock-based compensation expense related to these options.

Stock-Settled Stock Appreciation Rights

SARs are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. We have awarded stock-settled SARs since 2007. The conversion price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder’s right to receive shares of common stock under these grants occurs automatically on the vesting date. The SARs become exercisable over a four-year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense is being recognized over the four-year period on a straight-line basis. Total unamortized stock-based compensation expense related to these awards as December 31, 2011 is $0.7 million which will be recognized over a weighted average period of 1.2 years.

We did not grant any SARs in the year ended December 31, 2011.

The following table summarizes the SARs activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	564,162	$8.53	1.48	$3,233,361
Granted	-	-
Converted	(68,377)	5.14
Cancelled/Expired	(247,546)	11.65
Outstanding, December 31, 2011	248,239	$6.34	1.17	$734,728
Vested, December 31, 2011	-	-	-	$-

SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price
$5.03 - $5.13	139,657	1.37	$ 5.12
$5.44 - $7.97	108,582	0.63	7.90
$5.03 - $7.97	248,239	1.17	$ 6.34

Restricted Stock Awards

The following table summarizes the RSAs activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2010	307,000	$12.76
Granted	470,250	7.94
Vested	(76,751)	12.76
Cancelled	-	-
Nonvested, December 31, 2011	700,499	$9.70

During 2011, we awarded 470,250 shares of restricted common stock which vest over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  The related compensation expense is being recognized over the four-year period on a straight-line basis. Total unamortized stock-based compensation expense related to these awards as December 31, 2011 is $3.4 million which will be recognized over a weighted average period of 2.3 years.

During 2010, we awarded 307,000 shares of restricted common stock which vest over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  The related compensation expense is being recognized over the four-year period on a straight-line basis. Total unamortized stock-based compensation expense related to these awards as December 31, 2011 is $2.6 million which will be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

The following table summarizes the RSUs activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2010	-	$-
Granted	45,000	10.05
Vested	-	-
Cancelled	-	-
Nonvested, December 31, 2011	45,000	$10.05

During 2011, we awarded 45,000 restricted stock units which vest over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  The related compensation expense is being recognized over the four-year period on a straight-line basis. Total unamortized stock-based compensation expense related to these awards as December 31, 2011 is $0.4 million which will be recognized over a weighted average period of 2.2 years.

Warrants

As of December 31, 2011, we had warrants outstanding.  The total intrinsic value for warrants exercised during the years ended December 31, 2011, 2010, and 2009 was $0, $81,275, and $0, respectively.

Reserved Shares

At December 31, 2011, we have reserved shares of our common stock for the following:

Stock incentive plans	2,958,801
Employee 401(k) plan	24,383
Total	2,983,184

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

Under the License Agreement, for the years ended December 31, 2011, 2010, and 2009, we recognized $2.2 million, $4.3 million, and $5.0 million of other revenues from P&G, respectively. Prior to the fourth quarter of 2010, other revenues consisted of $1.25 million of quarterly technology transfer payments (“TTP Quarterly Payment” as defined in the License Agreement). TTP Quarterly Payments are being made by P&G during the term of the License Agreement up to and including the quarter in which P&G launches the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments will be based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset.  On December 9, 2010, we announced an amendment to the License Agreement with P&G and Gillette. The amendment provides additional funding from each company to meet the common goal of a successful product launch. The amendment does not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch calendar quarterly payments from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched. P&G will apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.   The payments under the amended license agreement are being recognized ratably through the expected launch term.

As of December 31, 2011 and December 31, 2010, there were $0.2 million and $0.4 million of advance payments, respectively received from P&G for which services were not yet provided and were included in deferred revenue.

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

For the years ended December 31, 2011, 2010, and 2009, we recognized approximately $0, $0, and $1.8 million, respectively, of funded product development revenues from Johnson & Johnson. As of December 31, 2011 and 2010, no advance payments had been received from Johnson & Johnson for which services were not yet provided.

Note 11 – Settlement of Candela/Syneron Litigation

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

The $31.0 million payment that we received from Candela/Syneron on September 19, 2011 is compensation for back-owed royalties for sales of professional laser- and lamp-based systems beginning with Candela and Syneron’s sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the Anderson Patents in February 2015.  The $31.0 million payment is irrevocable, non-refundable, and Palomar has no future obligations under the Settlement Agreement.  Pursuant to our license agreement with the MGH, we paid $5 million to the MGH.  This represents 40% of all royalty payments from Candela/Syneron, after deducting our related outside legal expenses.

We have accounted for the settlement with Candela and Syneron under ASC 605-25, Multiple-Element Arrangements.  In accordance with the multiple-element guidance, we have accounted for each of the elements by determining the relative fair value for each.  During the year ended December 31, 2011, we recorded $29.8 million of royalty revenues, $11.1 million of costs of royalty revenues, a $6.6 million reduction to general and administrative expenses, and $0.7 million of imputed interest income.  Since we met all revenue recognition criteria established by SAB 104, Topic 13, we recorded $29.8 million of royalty revenue, which represents the fair value allocated to the estimated back-owed and future royalties, as described above, relating to the commercial application of the Anderson patents.  In accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives, we recorded a $6.6 million of reduction to general and administrative expenses, which represents partial reimbursement of our outside legal expenses in accordance with the MGH license agreement mentioned above.  The remaining reimbursed amount of legal expenses of $0.8 million under the MGH license agreement was recorded as a reduction of costs of royalty revenues resulting in a total net amount of $11.1 million recorded as costs of royalty revenues.  We recorded $0.7 million of imputed interest income which is net of the 40% of interest owed to MGH.

Note 12 – Quarterly Results of Operations (Unaudited)

The following tables present a condensed summary of quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data).

	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$18,156	$16,265	$46,054	$22,962
Cost and expenses	$20,134	$20,326	$27,543	$24,705
Net (loss) income	$(1,894)	$(3,999)	$15,249	$(1,937)
Net (loss) income per share:
Basic	$(0.10)	$(0.21)	$0.82	$(0.10)
Diluted	$(0.10)	$(0.21)	$0.81	$(0.10)

	Year ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$16,000	$15,590	$15,772	$16,359
Cost and expenses	$18,609	$17,156	$18,225	$18,922
Net loss	$(2,504)	$(1,695)	$(2,024)	$(2,552)
Net loss per share:
Basic	$(0.14)	$(0.09)	$(0.11)	$(0.14)
Diluted	$(0.14)	$(0.09)	$(0.11)	$(0.14)

This financial information includes several transactions which affect the comparability of the quarterly results for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011, the following transactions are included:

•
Third quarter: On September 19, 2011, we received a $31 million payment from Candela/Syneron as a result of the resolution of our patent infringement lawsuits against Candela/Syneron.  We recorded $29.8 million of royalty revenues, $11.1 million of costs of royalty revenues, a $6.6 million reduction to general and administrative expenses, and $0.7 million of imputed interest income.

•
Fourth quarter: During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues and $4.3 million of cost and expenses related to the PaloVia laser.  The Consumer Product segment had a $0.7 million loss from operations during the fourth quarter.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In conducting their evaluation of the effectiveness of our company’s internal control over financial reporting, our management used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal controls over financial reporting as of December 31, 2011 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited the internal control over financial reporting of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Palomar Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palomar Medical Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Palomar Medical Technologies, Inc. and subsidiaries and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 12, 2012

Item 9B. Other Information

Information required to be disclosed pursuant to Item 5.02(e) of Form 8-K; Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers

Resignation of Mr. Valente

On March 9, 2012, Louis P. Valente resigned from his position as Executive Chairman and terminated his employment with the Company.  Mr. Valente will continue as a non-employee director of the Company.  Mr. Valente’s voluntary termination of his employment terminated his Employment Agreement, dated July 1, 2001, with the Company without obligation for the Company to pay any severance payments to Mr. Valente thereunder.

In accordance with the Company’s non-employee director compensation plan, Mr. Valente will receive an annual retainer of $50,000 for service on the Board of Directors, which is payable quarterly.  Mr. Valente has also been granted 8,000 shares of restricted stock under the Company’s 2007 Stock Incentive Plan with a grant date of March 13, 2012.  25% of the shares will vest on the first, second, third and fourth anniversaries of the grant date, subject to Mr. Valente's continued service as a director.  All unvested shares of such restricted stock will immediately vest upon the occurrence of a change of control of the Company.

On March 9, 2012, Mr. Valente and the Company entered into a Senior Strategic Advisor Agreement under which Mr. Valente will provide the Company strategic advisory services in various areas, including but not limited to, mergers and acquisitions, new business development and other strategic initiatives.  Mr. Valente will receive a monthly payment of $8,333.33. Either party may terminate the agreement for any reason by giving sixty (60) days advance written notice.  A copy of the Senior Strategic Advisor Agreement is attached to this annual report on Form 10-K as Exhibit 10.1 and is incorporated herein by reference.

Appointment of Mr. Caruso

On March 9, 2012, the Board of Directors appointed Joseph P. Caruso, President and Chief Executive Officer and a director of the Company, as Chairman of the Board of Directors.  No additional compensation will be paid to Mr. Caruso as a result of this appointment.

Election of Mr. Dell’Anno

On March 9, 2012, the Board of Directors (the “Board”) elected Mr. Damian N. Dell’Anno as a director of the Company, effective March 13, 2012, until the Company’s 2012 Annual Meeting of Stockholders and until his successor is duly elected and qualified.  Mr. Dell’Anno was elected upon the recommendation of the Nominating and Corporate Governance Committee.  The Board also appointed Mr. Dell’Anno as a member of the Board’s Audit Committee and Compensation Committee.  Mr. Dell’Anno is co-founder and principal of Next Stage Healthcare, LLC.  There are no arrangements or understandings between Mr. Dell’Anno and any other persons pursuant to which he was selected as a director. In addition, Mr. Dell’Anno is not a party to any transaction involving the Company required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In accordance with the Company’s director compensation plan, Mr. Dell’Anno will receive an annual retainer of $50,000 for service on the Board of Directors, which is payable quarterly, $5,000 annually for service on the Audit Committee and $5,000 annually for service on the Compensation Committee.  Mr. Dell’Anno has also been granted 8,000 shares of restricted stock under the Company’s 2007 Stock Incentive Plan with a grant date of March 13, 2012. 25% of the shares will vest on the first, second, third and fourth anniversaries of the grant date, subject to Mr. Dell’Anno’s continued service as a director.  All unvested shares of such restricted stock will immediately vest upon the occurrence of a change of control of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information contained under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our 2012 annual proxy statement to be filed prior to April 30, 2012.

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

Item 11. Executive Compensation

On February 7, 2012, our board of directors adopted a 2012 Incentive Compensation Program – Executive Officer Level (the “Program”) for fiscal year 2012.  Under the Program, if the Company meets the target results of operations, our Chief Executive Officer would be eligible to receive a cash bonus of up to 60% of his annual base salary. In addition, our Chief Executive Officer would be eligible to receive an additional cash bonus of up to 8% of the amount that we exceed the target results of operations.  Under the Program, if we meet the target results of operations, our Chief Financial Officer would be eligible to receive a cash bonus of up to 50% of his annual base salary. In addition, our Chief Financial Officer would be eligible to receive an additional cash bonus of up to 4.5% of the amount that we exceed the target results of operations.

The total cash bonus shall be no more than 200% of each officer’s annual base salary.  The actual amount of eligible cash bonus is subject to a determination by the Compensation Committee as to the officer’s contribution toward achieving our 2012 operating plan.

The information required by this item is incorporated herein by reference to the information contained under the captions “Corporate Governance” and “Information about Executive and Director Compensation” in our 2012 annual proxy statement to be filed prior to April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained under the captions “Information about Executive and Director Compensation” and “Security Ownership of Certain Beneficial Owners and Management” in our 2012 annual proxy statement to be filed prior to April 30, 2012.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the information contained under the caption “Corporate Governance” in our 2012 annual proxy statement to be filed prior to April 30, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information contained under the caption “Matters to be Considered at Annual Meeting” in our 2012 annual proxy statement to be filed prior to April 30, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010 (restated)

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, December 31, 2010, and December 31, 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010, and December 31, 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 (restated), and December 31, 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(3)	Listing of Exhibits —

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		8-K	October 31, 2008	4.02
3.5	Second Amended and Restated By-laws		8-K	February 12, 2010	3.1

4.1	Specimen certificate of common stock		10-Q	May 17, 1999	4.1

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

4.3	Amended and Restated Rights Agreement dated as of October 28, 2008 between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent, including Exhibit A, Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock and Exhibit B, Amended and Restated Form of Right Certificate		8-K	October 31, 2008	4.01

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.1*	Second Amended 1991 Stock Option Plan	10-Q	August 16, 1999	4.1

10.2*	Second Amended 1993 Stock Option Plan	10-Q	August 16, 1999	4.2

10.3*	Second Amended 1995 Stock Option Plan	10-Q	August 16, 1999	4.3

10.4*	Second Amended 1996 Stock Option Plan	10-Q	August 16, 1999	4.4

10.5*	1998 Incentive and Non-Qualified Stock Option Plan	DEF 14A	April 22, 1998	B

10.6*	2004 Stock Incentive Plan	DEF 14A	March 17, 2004	A

10.7*	2007 Stock Incentive Plan	DEF 14A	March 17, 2007	A

10.8*	Amendment to 2007 Stock Incentive Plan	10-Q	November 5, 2009	10.72

10.9*	401(k) Plan	S-8	October 4, 1995	99(h)

10.10*+	2006 Incentive Compensation Program with Louis P. Valente	10-K	March 6, 2006	10.9

10.11*+	2006 Incentive Compensation Program with Joseph P. Caruso	10-K	March 6, 2006	10.10

10.12*+	2006 Incentive Compensation Program with Paul S. Weiner	10-K	March 6, 2006	10.10

10.13*	Employment Agreement with Louis P. Valente dated July 1, 2001	10-K	March 17, 2004	10.16

10.14*	Employment Agreement with Joseph P. Caruso dated July 1, 2001	10-K	March 17, 2004	10.17

10.15*	Employment Agreement with Paul S. Weiner dated July 1, 2001	10-K	March 17, 2004	10.18

10.16	Form of common stock purchase warrant	S-8	June 22, 1998	4

10.17	Form of common stock purchase warrant	S-8	May 21, 2004	99.1

10.18	Form of common stock purchase warrant	S-8	May 21, 2004	99.2

10.19	License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated August 18, 1995	10-K	February 12, 1999	10.44

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.20	First Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated January 2, 1996	10-K	February 12, 1999	10.45

10.21	Second Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated February 14, 1997	10-K	February 12, 1999	10.46

10.22+	Third and Fourth Amendments to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated November 20, 2000 and February 18, 2003, respectively	10-K	March 27, 2003	10.13

10.23+	Fifth Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital dated March 20, 2006	10-Q	May 9, 2006	10.35

10.24+	Research Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation dated August 1, 2004	8-K	November 18, 2004	99.1

10.25+	Amended and Restated License Agreement (MGH Case Nos: 783, 912, 2100) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.1

10.26+	License Agreement (MGH Case No. 2057) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.2

10.27+	License Agreement (MGH Case No. 1316) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.3

10.28+	The Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated February 14, 2003	8-K	February 19, 2003	10.1

10.29	Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated February 14, 2003	8-K	June 28, 2004	99.3

10.30	Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated October 2, 2003	8-K	June 28, 2004	99.2

10.31	Second Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated June 24, 2004	8-K	June 28, 2004	99.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.32+	Third Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company dated October 31, 2005	10-K	March 6, 2006	10.30

10.33+	Amended and Restated Development and License Agreement effective as of February 14, 2003 and restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	February 21, 2007	10.1

10.34+	Amendment, dated February 14, 2007, to the Amended and Restated Development and License Agreement, dated February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	February 21, 2007	10.2

10.35	Second Amendment, dated December 21, 2007, to the Amended and Restated Development and License Agreement, effective as of February 14, 2003 and restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	December 21, 2007	10.1

10.36+	License Agreement, executed February 29, 2008, effective as of February 14, 2003 between Palomar Medical Technologies, Inc. and The Procter and Gamble Company and The Gillette Company	8-K	March 3, 2008	10.1

10.37+	Amendment #1 to License Agreement	8-K	December 9, 2010	10.1

10.38+	Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated September 1, 2004	8-K	September 7, 2004	99.1

10.39+	First Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated May 1, 2006.	10-Q	August 8, 2006	10.36

10.40+	Second Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated May 7, 2007	10-Q	May 8, 2007	10.45

10.41+	Third Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated August 15, 2007	10-Q	November 2, 2007	10.47

10.42+	Fourth Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated August 22, 2007	10-Q	November 2, 2007	10.48

10.43+	Fifth Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc. dated December 1, 2008	10-Q	August 5, 2009	10.71

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.44	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd. dated June 17, 2004	8-K	June 22, 2004	99.1

10.45+	Patent License Agreement between Palomar Medical Technologies, Inc. and Lumenis, Inc. dated June 17, 2004	8-K	June 22, 2004	99.2

10.46	Settlement Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Cutera, Inc.	8-K	June 5, 2006	99.1

10.47	Patent License Agreement dated June 2, 2006 between Palomar Medical Technologies, Inc. and Cutera, Inc.	8-K	June 5, 2006	99.2

10.48	Consent Judgments, Palomar v Cutera	8-K	June 5, 2006	99.3

10.49	Stipulations of Dismissal, Palomar v Cutera	8-K	June 5, 2006	99.4

10.50	Non Exclusive Patent License Agreement dated November 6, 2006 between Palomar Medical Technologies, Inc. and Cynosure, Inc.	8-K	November 7, 2006	99.2

10.51	FDA notification letter of 510K OTC clearance for a new, patented home-use, light-based hair removal device	8-K	December 11, 2006	99.2

10.52*	2007 Incentive Compensation Program – Executive Level	8-K	February 9, 2007	--

10.53	Settlement Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Alma Lasers, Inc	8-K	April 2, 2007	10.1

10.54	Non-Exclusive Patent License Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., Alma Lasers, Inc. and Alma Lasers, Ltd.	8-K	April 2, 2007	10.2

10.55	Trade Dress Settlement dated March 29, 2007 between Palomar Medical Technologies, Inc., Alma Lasers, Inc. and Alma Lasers, Ltd.	8-K	April 2, 2007	10.3

10.56	Consent Judgment, Palomar v Alma	8-K	April 2, 2007	10.4

10.57	Stipulation of Dismissal with Prejudice, Palomar v Alma	8-K	April 2, 2007	10.5

10.58+	International Distributor Agreement, effective as of January 8, 2008 between Palomar Medical Technologies, Inc. and Q-MED AB (Publ).	8-K	January 9, 2008	10.1

10.59*+	2008 Incentive Compensation Program – Executive Level	8-K	February 11, 2008	--

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.60*+	2008 Incentive Compensation Program with Louis P. Valente	10-K	March 6, 2008	10.58

10.61*+	2008 Incentive Compensation Program with Joseph P. Caruso	10-K	March 6, 2008	10.59

10.62*+	2008 Incentive Compensation Program with Paul S. Weiner	10-K	March 6, 2008	10.60

10.63	Loan Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.1

10.64	Mortgage and Security Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.2

10.65	Collateral Agreement of Leases and Rents, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.3

10.66	Indemnity Agreement Regarding Hazardous Materials, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.4

10.67	Unlimited Guaranty, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.5

10.68	Construction Management Agreement, dated November 19, 2008, between Palomar Medical Technologies, Inc. and Nordblom Development Company, Inc.	10-K	March 5, 2009	10.68

10.69*	2009 Incentive Compensation Program – Executive Officer Level	10-K	March 5, 2009	10.70

10.70	FDA Notification Letter	8-K	June 5, 2009	99.2

10.71+	2010 Incentive Compensation Program – Executive Officer Level	8-K	February 24, 2010	10.1

10.72*	Stock Option Amendment with Louis P. Valente	10-K	March 5, 2010	10.75

10.73*	Stock Option Amendment with Joseph P. Caruso	10-K	March 5, 2010	10.76

10.74*	Stock Option Amendment with Paul S. Weiner	10-K	March 5, 2010	10.77

10.75*	2011 Incentive Compensation Program – Executive Officer Level – Chief Executive Officer	8-K	February 11, 2011	10.1

10.76*	2011 Incentive Compensation Program – Executive Officer Level – Chief Financial Officer	8-K	February 11, 2011	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.77*	2011 Incentive Compensation Program – Executive Officer Level – Executive Chairman of Board of Directors		8-K	February 11, 2011	10.3
10.78	Settlement Agreement dated September 15, 2011 between Palomar Medical Technologies, Inc., The General Hospital Corporation, Candela Corporation, and Syneron, Inc.		8-K	September 21, 2011	10.1
10.79*	2012 Incentive Compensation Program – Executive Officer Level – Chief Executive Officer		8-K	February 10, 2012	10.1

10.80*	2012 Incentive Compensation Program – Executive Officer Level – Chief Financial Officer		8-K	February 10, 2012	10.2

10.1*	Senior Strategic Advisor Agreement dated March 9, 2012	X

21	List of subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 (restated), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 (restated), and December 31, 2009, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

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

PALOMAR MEDICAL TECHNOLOGIES, INC.

Date: March 12, 2012	By:/s/ Paul S. Weiner Paul S. Weiner Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Joseph P. Caruso	President, Chief Executive Officer, Director, and Chairman of the Board of Directors	March 12, 2012
Joseph P. Caruso

/s/ Paul S. Weiner	Chief Financial Officer	March 12, 2012
Paul S. Weiner

/s/ Louis P. Valente	Director	March 12, 2012
Louis P. Valente

/s/ Nicholas P. Economou	Director	March 12, 2012
Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 12, 2012
A. Neil Pappalardo

/s/ James G. Martin	Director	March 12, 2012
James G. Martin

/s/ Jeanne Cohane	Director	March 12, 2012
Jeanne Cohane