Form 10-Q
period 2012-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2012-05-08
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of the close of business on May 4, 2012 was 19,530,244.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$59,956,972	$63,077,178
Short-term investments	24,036,525	24,739,998
Total cash, cash equivalents and short-term investments	83,993,497	87,817,176
Accounts receivable, net	9,525,602	9,853,682
Inventories	22,822,387	21,175,754
Other current assets	1,729,448	999,919
Total current assets	118,070,934	119,846,531

Marketable securities and other investments	16,139,604	21,268,777

Property and equipment, net	36,386,996	36,713,578

Other assets	241,671	232,594

Total assets	$170,839,205	$178,061,480

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$3,086,455	$3,476,030
Accrued liabilities	7,517,163	12,437,921
Deferred revenue	4,126,323	4,423,980
Total current liabilities	14,729,941	20,337,931

Accrued income taxes	3,128,100	3,082,356

Total liabilities	$17,858,041	$23,420,287

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and Outstanding - 19,589,744 and 19,533,244 and 19,573,244 and 19,573,244 shares, respectively	195,898	195,733
Additional paid-in capital	219,737,936	219,062,043
Accumulated other comprehensive loss	(308,144)	(263,849)
Treasury stock, at cost - 56,500 and 0 shares, respectively	-	-
Accumulated deficit	(66,644,526)	(64,352,734)
Total stockholders' equity	$152,981,164	$154,641,193

Total liabilities and stockholders’ equity	$170,839,205	$178,061,480

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Professional product revenues	$11,897,174	$10,546,648
Consumer product revenues	978,768	-
Service revenues	3,770,243	3,835,187
Royalty revenues	1,798,062	3,218,339
Other revenues	555,556	555,556
Total revenues	18,999,803	18,155,730

Costs and expenses
Cost of professional product revenues	4,901,098	4,303,566
Cost of consumer product revenues	834,383	41,536
Cost of service revenues	1,659,963	1,792,167
Cost of royalty revenues	719,225	1,287,335
Research and development	3,372,261	3,647,916
Selling and marketing	6,681,525	5,575,771
General and administrative	3,151,967	3,485,401
Total costs and expenses	21,320,422	20,133,692

Loss from operations	(2,320,619)	(1,977,962)

Interest income	89,003	113,381
Other income	11,802	9,842

Loss before income taxes	(2,219,814)	(1,854,739)

Provision for income taxes	71,978	39,253

Net loss	$(2,291,792)	$(1,893,992)

Net loss per share
Basic	$(0.12)	$(0.10)
Diluted	$(0.12)	$(0.10)

Weighted average number of shares outstanding
Basic	18,858,464	18,652,038
Diluted	18,858,464	18,652,038

Comprehensive loss:
Net loss	$(2,291,792)	$(1,893,992)
Unrealized (loss) gain on marketable securities, net of taxes	(24,827)	21,024
Foreign currency translation adjustment	(19,468)	(8,325)
Comprehensive loss	$(2,336,087)	$(1,881,293)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Operating activities
Net loss	$(2,291,792)	$(1,893,992)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,875	342,424
Stock-based compensation expense	683,908	1,139,122
Amortization of investments	46,765	245,791
Tax benefit (charge) from exercise of stock options	10,100	(14,629)
Other non-cash items	16,817	(28,343)
Changes in assets and liabilities:
Accounts receivable	342,222	(713,955)
Inventories	(1,661,853)	(2,263,975)
Other current assets	(722,576)	(572,687)
Other assets	-	(41,286)
Accounts payable	(439,358)	843,932
Accrued liabilities	(5,000,372)	(4,209,887)
Accrued income taxes	45,744	18,972
Deferred revenue	(243,235)	774,871
Net cash used in operating activities	(8,855,755)	(6,373,642)

Investing activities
Purchases of property and equipment	(31,048)	(461,615)
Purchases of short-term investments, marketable securities and other investments	(4,000,000)	(2,045,140)
Proceeds from sale of short-term investments, marketable securities and other investments	9,750,000	2,175,000
Net cash from (used in) investing activities	5,718,952	(331,755)

Financing activities
Proceeds from the exercise of stock options and warrants	2,250	164,608
Tax benefit (charge) from the exercise of stock options	(10,100)	14,629
Net cash (used in) from financing activities	(7,850)	179,237

Effect of exchange rate changes on cash and cash equivalents	24,447	46,329

Net decrease in cash and cash equivalents	(3,120,206)	(6,479,831)
Cash and cash equivalents, beginning of the period	63,077,178	55,099,319
Cash and cash equivalents, end of the period	$59,956,972	$48,619,488

Supplemental disclosure of cash flow information

Cash paid for income taxes	$140,000	$13,000

Supplemental noncash investing activities
Unrealized (loss) gain on marketable securities, net of taxes	$(24,827)	$21,024

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the consolidated financial position, results of operations and comprehensive loss, and cash flows of Palomar and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim information.  All intercompany transactions have been eliminated in consolidation.  The consolidated balance sheet at December 31, 2011 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The results of operations and comprehensive loss for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year.  We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2011.

In 2012, we reclassified certain amounts within costs and expenses. To be consistent with the 2012 presentation, we reclassified certain 2011 amounts within costs and expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The reclassifications did not have a material impact on previously reported results of operations and comprehensive loss or cash flow related to operating activities.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company’s financial condition, results of operations and comprehensive loss or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.

Note 2 – Segment and Geographic Information

In accordance with ASC 280 Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer. In the fourth quarter of 2011, we changed the manner in which the Company’s financial information is evaluated.  We now view our operations and manage our business as two segments, Professional Product segment and Consumer Product segment.

Financial information for the three months ended March 31, 2011 has also been presented for our two reportable operating segments.

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

	For the three months ended March 31,
(in thousands)	2012			2011
	Professional	Consumer	Total	Professional	Consumer	Total

Revenues	$18,021	$979	$19,000	$18,156	$-	$18,156
Cost of revenues and royalties	7,280	835	8,115	7,403	41	7,444
Gross profit (loss)	10,741	144	10,885	10,753	(41)	10,712
Operating expenses	12,258	948	13,206	12,063	627	12,690
Loss from operations	$(1,517)	$(804)	$(2,321)	$(1,310)	$(668)	$(1,978)

As of March 31, 2012 and December 31, 2011, we had $165.0 million and $171.7 million, respectively, in total assets related to our Professional Product segment.  As of March 31, 2012 and December 31, 2011, we had $5.8 million and $6.3 million, respectively, in total assets related to our Consumer Product segment.

Our total revenues are attributed to geographic areas based on the location of the end customer.  The following table presents total revenues and long-lived assets for the three months ended March 31, 2012 and 2011.

(in thousands)	2012		2011
	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets

United States	$10,545	$36,240	$10,988	$37,186
Europe	3,182	101	2,416	24
Canada	1,757	-	851	-
South and Central America	1,133	-	949	-
Japan	861	46	515	74
Middle East	823	-	915	-
Asia / Pacific Rim	354	-	716	-
Australia	345	-	806	-

Total	$19,000	$36,387	$18,156	$37,284

In the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® – our first consumer product.  Our Consumer Product segment consists of the business activities related to the PaloVia laser. Upon launch, we were selling the PaloVia laser through retail channels with which we had no history and, as such, we were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product. Therefore, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.  In the first quarter of 2012, we recognized $1.0 million of consumer product revenues.  At March 31, 2012 and December 31, 2011, we had no deferred revenue related to the PaloVia laser.  Included in our consolidated inventory balances at March 31, 2012 and December 31, 2011 is approximately $5.2 million and $5.3 million, respectively, of consumer product inventory.  At March 31, 2012 and December 31, 2011, we had $0.4 million and $0.8 million, respectively, of inventory on consignment in finished goods.

Note 3 – Stock-based compensation

We recognize stock-based compensation expense in accordance with the share-based payment guidance.  This guidance requires share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights (“SARs”), restricted stock awards, and restricted stock units to be recognized in the statement of operations and comprehensive loss based on their fair values at the date of grant.

Stock-based compensation expense recorded was $0.7 million and $1.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  As of March 31, 2012, there was $6.4 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended March 31, 2012, we granted 16,000 restricted stock awards.

Note 4 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$9,364,005	$10,068,589
Work in process	2,483,567	1,217,968
Finished goods	10,974,815	9,889,197
Total	$22,822,387	$21,175,754

Our policy is to establish inventory reserves to write down inventory to its net realizable value when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in our finished goods inventory at March 31, 2012 and December 31, 2011, are $2.8 million and $2.7 million, respectively, of demonstration products that are used by our sales organization. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values, and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in this demand could have a significant impact on the value of our inventory and our reported operating results.

At March 31, 2012 and December 31, 2011, we had $0.4 million and $0.8 million, respectively of consumer product inventory held on consignment in finished goods.  Please see Note 2 for further information about our consumer product inventory.

Note 5 – Property and equipment

Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land is not depreciated.  At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	March 31,	December 31,
	2012	2011	Estimated useful life
Land	$10,680,000	$10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,248,088	3,231,920	3-7 years
Furniture and fixtures	5,850,044	5,836,744	7 years
Leasehold improvements	98,623	99,243	Shorter of estimated useful life or term of lease
	$44,382,329	$44,353,481
Accumulated depreciation	(7,995,333)	(7,639,903)
Total	$36,386,996	$36,713,578

Note 6 – Warranty costs

We typically offer a one year warranty for our base professional and consumer products, but some of our professional products have a two year warranty.  Warranty coverage provided is for labor and parts necessary to repair products during their warranty period.  We account for the estimated warranty cost of the standard warranty coverage as a charge to cost of revenue when revenue is recognized.  Factors that affect our warranty reserves include the number of units sold, historical and anticipated product performance, and the cost per repair. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage, and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Assumptions and historical warranty experience are evaluated to determine the appropriateness of such assumptions. We assess the adequacy of the warranty provision and we may adjust this provision if necessary.

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
Warranty accrual, beginning of period	$785,412	$529,374
Charges to cost and expenses relating to new sales	398,181	278,625
Costs of product warranty claims/change of estimate	(290,673)	(227,547)
Warranty accrual, end of period	$892,920	$580,452

Note 7 – Fair Value of Financial Instruments

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments intend to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The new amendments will be effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not materially impact our financial statements or disclosures.

We performed an analysis of our investments held at March 31, 2012 and December 31, 2011 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

Assets	Fair Value as of March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$59,957	$-	$-	$59,957
Short-term investments*	24,037	-	-	24,037
Other investments*	15,177	-	-	15,177
Auction-rate municipal securities	-	-	962	962
Total	$99,171	$-	$962	$100,133

* The amortized cost of these investments approximates fair market value.

Assets	Fair Value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63,077	$-	$-	$63,077
Short-term investments*	24,740	-	-	24,740
Other investments*	20,271	-	-	20,271
Auction-rate municipal securities	-	-	998	998
Total	$108,088	$-	$998	$109,086

* The amortized cost of these investments approximates fair market value.

At March 31, 2012, we held $24.0 million of short-term investments classified as held-to-maturity which included $15.0 million in commercial paper, $5.0 million in U.S agency bonds, and $4.0 million in corporate bonds.  As of March 31, 2012, the remaining maturity dates for commercial paper, U.S agency bonds, and corporate bonds range from 2 days to 0.5 years, 0.5 to 1 year, and 0.3 to 0.9 years, respectively.  At December 31, 2011, we held $24.7 million of short-term investments classified as held-to-maturity which included $18.7 million in commercial paper, $4.0 million in U.S agency bonds, and $2.0 million in corporate bonds.  As of December 31, 2011, the maturity dates for commercial paper, U.S agency bonds, and corporate bonds range from 9 days to 0.6 years, 13 days to 0.7 years, and 0.6 years, respectively.  The amortized cost of these investments approximates fair market value.

At both March 31, 2012 and December 31, 2011, the par value of the auction-rate municipal securities (“ARS”) was $1.3 million, respectively.  As described in more detail below, all of our ARS have unrealized losses which have been recorded in accumulated other comprehensive loss.  The maturity date for our auction-rate municipal securities is in December 2045.

In addition to the auction-rate municipal securities discussed above, at March 31, 2012, we had $15.2 million of other investments classified as held-to-maturity securities which included $8.2 million in corporate bonds, $5.0 million in U.S. agency bonds, and $2.0 million in U.S. Treasuries.  These other investments are recorded at amortized cost.  As of March 31, 2012, the maturity dates for the corporate bonds, U.S. agency bonds, and U.S. Treasuries range from 1.0 to 1.3 years, 1.2 to 1.7 years, and 1.3 years, respectively.  At December 31, 2011, we had $20.3 million of other investments classified as held-to-maturity securities which included $10.2 million in commercial paper, $8.1 million in U.S. agency bonds, and $2.0 million in U.S. Treasuries.  These other investments are recorded at amortized cost.  As of December 31, 2011, the maturity dates for the commercial paper, U.S. agency bonds, and U.S. Treasuries range from 1.1 to 1.6 years, 1.2 to 1.9 years, and 1.6 years, respectively.    The amortized cost of these investments approximates fair market value.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the three months ended March 31, 2012.

Auction-rate
(in thousands)	municipal securities	Total
Balance at December 31, 2011	$998	$998
Purchases	-	-
Settlements (at par)	-	-
Transfers in/out of Level 3	-	-
Gains
Realized	-	-
Unrealized		-
Losses
Realized	-	-
Unrealized	(36)	(36)
Balance at March 31, 2012	$962	$962

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular dividends from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Beginning in February 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of March 31, 2012 and December 31, 2011.

The estimated fair value of our holdings of ARS at March 31, 2012 was $1.0 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the three months ended March 31, 2012 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of March 31, 2012, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, recurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of March 31, 2012.

We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive (loss) income. If the credit rating of the security issuers deteriorates, the anticipated recovery in market values does not occur, or we stop receiving dividends, we may be required to adjust the carrying value of these investments through impairment charges in our Consolidated Statements of Operations and Comprehensive Loss.

Note 8 – Net loss per common share

Basic net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period.  Diluted net loss per share was determined by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of stock options, stock appreciation rights (“SARs”) and restricted stock awards (“RSAs”) based on the treasury stock method.

A reconciliation of basic and diluted shares for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic weighted average number of shares outstanding	18,858,464	18,652,038
Potential common shares pursuant to stock options, SARs, restricted stock awards and warrants	-	-
Diluted weighted average number of shares outstanding	18,858,464	18,652,038

For the three months ended March 31, 2012 and 2011, 2.6 million and 1.0 million, respectively, weighted average stock options, SARs, and RSAs to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, SARs and RSAs would have been antidilutive.

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

For the three months ended March 31, 2012 and 2011, our effective tax rate was 3% and 2%, respectively.  In both periods, our effective tax rate consisted primarily of minimum state income taxes as the company generated operating losses during the period.

The Company does not have any remaining federal net operating loss carryforwards to offset against tax expense, but continues to have other net deferred tax assets.  In 2012 and 2011, we have maintained a valuation allowance against our U.S. deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  We do not believe it is more likely than not that the net deferred tax assets will be realized.

In addition to the tax assets described above, we have deferred tax assets totaling approximately $18.5 million, related to excess tax deductions from the exercise of employee stock options. Recognition of these assets would occur upon utilization of these deferred tax assets to reduce taxes payable and would result in a credit to additional paid-in capital within stockholders’ equity. For the three months ended March 31, 2012 and 2011, the impact to paid-in capital resulting from the exercise and expiration of employee stock options was a charge of $10,000 and a credit of $15,000, respectively.

At March 31, 2012, we had available, subject to review and possible adjustment by the Internal Revenue Service, federal net operating loss and tax credit carry forwards generated by excess tax deductions from the exercise of employee stock options of approximately $39.1 million and $3.9 million, respectively, to be used to offset future taxable income. We also have state net operating loss and tax credit carryforwards of approximately $7.1 million and $2.0 million, respectively, to be used to offset future taxable income.  These net operating loss carry forwards and tax credits are primarily attributable to the excess tax deductions from the exercise of employees’ stock options and will expire through 2031. We also have $6.4 million of foreign net operating loss carry forwards.

We establish reserves for uncertain tax positions based on our assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves.  At March 31, 2012, we have $3.1 million of unrecognized tax benefits, including related accrued interest.

                We recognize interest and penalties related to uncertain tax positions in income tax expense. As of both March 31, 2002 and March 31, 2011, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

Note 10 – Settlement of Candela/Syneron Litigation

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

The $31.0 million payment that we received from Candela/Syneron on September 19, 2011 was compensation for back-owed royalties for sales of professional laser- and lamp-based systems beginning with Candela and Syneron’s sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the Anderson Patents in February 2015.  The $31.0 million payment is irrevocable, non-refundable, and Palomar has no future obligations under the Settlement Agreement.  Pursuant to our license agreement with the MGH, we paid $5 million to the MGH.  This represents 40% of all royalty payments from Candela/Syneron, after deducting our related outside legal expenses.

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

We expense patent defense costs, costs for pursuing patent infringements, and external legal costs related to intangible assets in the period in which they are incurred.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012 and those included in Item 1A below.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, available for sale and marketable securities valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2011.  There have been no material changes to our critical accounting policies as of March 31, 2012.

Recently issued accounting standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments intend to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The new amendments will be effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not materially impact our financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company’s financial condition, results of operations and comprehensive loss or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.

Overview

We are a global leader in laser and other light-based systems for aesthetic treatments.  Since our inception, we have been able to develop a differentiated product mix of light-based systems for various treatments through our research and development as well as with our partnerships throughout the world. We are continually developing and testing new indications to further the advancement in light-based treatments.

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

Results of operations

Revenues for the quarter ended March 31, 2012 were $19.0 million, a 5 percent increase over the $18.2 million reported in the first quarter of 2011.  Excluding the $1.1 million back-owed royalty payment recognized in the first quarter of 2011, revenues for the quarter ended March 31, 2012, were 11 percent greater than in the same quarter in 2011.  We believe that the use of this non-GAAP revenues disclosure enhances our ability to conduct period-to-period analyses of our results.  Professional product revenues for the quarter ended March 31, 2012 were $11.9 million, an increase of 13 percent over the first quarter of 2011.  Professional product gross margins were 59% in both the first quarter of 2012 and 2011.  Consumer product revenues were $1.0 million for the quarter ended March 31, 2012.  A majority of the 2011 consumer product revenues were deferred until the fourth quarter of 2011.  Consumer product revenues gross margin was 15% in the first quarter of 2012.  Loss before taxes for the quarter ended March 31, 2012 was $2.2 million.  Loss before taxes for the quarter ended March 31, 2011 was $1.9 million, which included $0.7 million positive effect from the receipt of a $1.1 million back-owed royalty payment.  Net loss for the quarter ended March 31, 2012 was $2.3 million, or $0.12 per share, as compared to a net loss for the quarter ended March 31, 2011 of $1.9 million, or $0.10 per share.  As of March 31, 2012, the balance sheet continues to be strong with $100.1 million in cash, cash equivalents, short-term investments, and marketable securities and other investments with no borrowings.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2012 and 2011, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2012		2011
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Professional product revenues	$11,897	63%	$10,547	58%	$1,350	13%
Consumer product revenues	979	5%	-	0%	979	0%
Service revenues	3,770	20%	3,835	21%	(65)	(2%)
Royalty revenues	1,798	9%	3,218	18%	(1,420)	(44%)
Other revenues	556	3%	556	3%	-	0%
Total revenues	19,000	100%	18,156	100%	844	5%

Costs and expenses
Cost of professional product revenues	4,902	26%	4,303	24%	599	14%
Cost of consumer product revenues	834	4%	42	0%	792	1886%
Cost of service revenues	1,660	9%	1,792	10%	(132)	(7%)
Cost of royalty revenues	719	4%	1,287	7%	(568)	(44%)
Research and development	3,372	18%	3,648	20%	(276)	(8%)
Selling and marketing	6,682	35%	5,576	31%	1,106	20%
General and administrative	3,152	17%	3,486	19%	(334)	(10%)
Total costs and expenses	21,321	112%	20,134	111%	1,187	6%

Loss from operations	(2,321)	(12%)	(1,978)	(11%)	(343)	17%

Interest income	89	0%	113	1%	(24)	(21%)
Other income	12	0%	10	0%	2	20%

Loss before income taxes	(2,220)	(12%)	(1,855)	(10%)	(365)	20%

Provision for income taxes	72	0%	39	0%	33	85%

Net loss	$(2,292)	(12%)	$(1,894)	(10%)	$(398)	21%

Professional product revenues.  During the three months ended March 31, 2012, our professional product revenues increased 13%, as compared to the corresponding period in the prior year, primarily due to the Icon™ Aesthetic System, our new flagship platform, which we launched during the second half of 2011.  More than 50% of our professional product revenues in the first quarter of 2012 were from Icon sales.  We are still in the registration process for many countries and will continue to sell the StarLux 500® system.  In the first three months of 2012, as compared to the corresponding period in 2011, professional product revenues were favorably impacted by the Icon, but this impact was partially offset by a decrease in sales related to the StarLux Laser and Pulsed Light System as some potential StarLux customers opted to purchase the new Icon.

Consumer product revenues. During the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® -- our first consumer product.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred a majority of our consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.  During the three months ended March 31, 2012, we recognized $1.0 million of consumer product revenues.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our products. During the three months ended March 31, 2012, service revenues decreased 2%, as compared to the corresponding period in the prior year.  The decrease in the three months ended March 31, 2012 was primarily due to slightly lower sales from ongoing service contracts.

The following table sets forth, for the periods indicated, information about our total Professional Product segment’s product and service revenues, by geographic region:

	Three Months Ended
	March 31,
	2012	2011
North America	57%	56%
Europe	21%	17%
South and Central America	7%	7%
Japan	6%	4%
Middle East	5%	6%
Australia	2%	5%
Asia/Pacific Rim	2%	5%
Total	100%	100%

In the first quarter of 2012, 85% of our Consumer Product segment revenues were derived from sales in the United States and 15% were from Europe.

Royalty revenues.  Royalty revenues decreased for the three months ended March 31, 2012 by 44% as compared to the corresponding period in the prior year.  The decrease is mainly attributed to lower on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment received in the first quarter of 2011.

Other revenues.  During the three months ended March 31, 2012, other revenues remained consistent as compared to the corresponding period in the prior year.  For the three months ended March 31, 2012 and 2011, other revenues consisted of the recognition of $0.6 million related to payments received under an amendment to our license agreement (“License Agreement”) with P&G which was signed in the fourth quarter of 2010.  The payments under the amended License Agreement are being recognized ratably through the expected launch term.

 Cost of professional product revenues. For the three months ended March 31, 2012 and 2011, the cost of professional product revenues increased in absolute dollars, but remained consistent as a percentage of professional product revenues at 41% in both 2012 and 2011. The increase in absolute dollars was attributable to higher product revenues. Our cost of professional product revenues consists primarily of material, labor and manufacturing overhead expenses. Cost of professional product revenues also includes royalties incurred on certain products sold, warranty expenses, as well as payroll and payroll-related expenses, including stock-based compensation, and quality control.

Cost of consumer product revenues. The cost of consumer product revenues relates to the PaloVia® Skin Renewing Laser®.  For the three months ended March 31, 2012, cost of consumer product revenues was $0.8 million, or 85% of consumer product revenues.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser and the related expenses.

 Cost of service revenues.  For the three months ended March 31, 2012 and 2011, the cost of service revenues decreased in absolute dollars and as a percentage of service revenues to 44% in 2012 from 47% in 2011. The decrease is due to shipping expenses, offset by an increase in labor costs as headcount has grown to be in line with our growing product base and the opening of our new offices in Germany and Spain during 2011.

Cost of royalty revenues.  The cost of royalty revenues were 40% of royalty revenues at the end of each period and decreased for the three months ended March 31, 2012 by 44% as compared to the corresponding period in the prior year.  The decrease is mainly attributed to lower on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment in the first quarter of 2011.

Research and development expense. Research and development expense decreased by $0.3 million, or 8%, for the three months ended March 31, 2012 over the corresponding period in 2011.  The decrease in research and development expense was due to reorganizing these departments while maintaining our continued commitment to introducing new products and enhancing our current family of products through our continued substantial investment in research and development.

Research and development expenses relating to our Professional Product segment decreased by 9% for the three months ended March 31, 2012, as compared to the corresponding period in 2011. Research expenses relating to our Professional Product segment include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Research and development expense relating to our Consumer Product segment decreased by 12% for the three months ended March 31, 2012, as compared to the corresponding period in 2011. This decrease in research and development expense related to our Consumer Product segment includes decreases in materials and consultants, offset by increases in payroll and payroll related and clinical expenses related directly to our consumer products as compared to 2011.

 For the three months ended March 31, 2012 and 2011, research and development expense included $0.2 million and $0.5 million, respectively, of stock-based compensation expense.

Selling and marketing expense.  Selling and marketing expense increased by $1.1 million, or 20%, for the three months ended March 31, 2012 over the corresponding period in 2011.  Selling and marketing expenses relating to our Professional Product segment increased by 16% in the three months ended March 31, 2012 as compared to corresponding period in 2011.   The increase was primarily driven by increases of $0.7 million from our foreign subsidiaries in Germany and Spain that we established in 2011.   Selling and marketing expenses related to our Consumer Product segment increased by 68% in the three months ended March 31, 2012 as compared to corresponding period in 2011.  The increase was primarily driven by increases of $0.2 million in direct marketing expenses.

For the three months ended March 31, 2012 and 2011, selling and marketing expense included $0.2 million and $0.3 million, respectively, of stock-based compensation expense.

General and administrative expense.  General and administrative expense decreased by $0.3 million, or 10%, for the three months ended March 31, 2012 over the corresponding period in 2011.  The decrease in general and administrative expense was driven by lower legal expenses and stock-based compensation expense, partially offset by higher payroll and payroll related expenses.

For the three months ended March 31, 2012 and 2011, general and administrative expense included $0.1 million and $0.2 million, respectively, of stock-based compensation expense.

Interest income. Interest income for the three months ended March 31, 2012 decreased by 21% as compared to the corresponding periods in 2011 primarily due to lower interest rates, offset by a higher average cash and cash equivalents, short-term investments, and marketable securities and other investments balance during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Other income.  Other income for the three months ended March 31, 2012 and 2011 includes the foreign exchange gain resulting from transactions in currencies other than the U.S. dollar.

Provision for income taxes.  Our effective tax rate for the three months ended March 31, 2012 and 2011 was 3% and 2%, respectively. Our 2012 and 2011 effective tax rates are primarily related to minimum state income taxes as the Company was in an operating loss in both periods.  We continue to maintain a full valuation allowance in all jurisdictions and have available net operating losses in foreign jurisdictions to offset future income in those jurisdictions.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Three months ended	Three months ended
	March 31,	March 31,	Change
	2012	2011	$	%
Cash flows used in operating activities	$(8,856)	$(6,374)	2,482	39%
Cash flows from (used in) investing activities	5,719	(332)	6,051	1823%
Cash flows (used in) from financing activities	(8)	179	(187)	(104%)
Capital expenditures	31	462	(431)	(93%)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

	March 31,	December 31,	Change
	2012	2011	$	%
Cash and cash equivalents	$59,957	$63,077	(3,120)	(5%)
Short-term investments	24,037	24,740	(703)	(3%)
Accounts receivable, net	9,526	9,854	(328)	(3%)
Inventories	22,822	21,176	1,646	8%
Marketable securities and other investments	16,140	21,269	(5,129)	(24%)
Working capital	103,341	99,509	3,832	4%

As of March 31, 2012, we had $100.1 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of March 31, 2012, we had no debt outstanding.

At March 31, 2012, we held $1.0 million in auction-rate securities (“ARS”) all of which were preferred municipal securities. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of March 31, 2012 and 2011. During the three months ended March 31, 2012 and 2011, we sold $0 and $0.2 million of our ARS at par, respectively.

We have determined that the fair value of our ARS was temporarily impaired as of March 31, 2012 and 2011.  For the three months ended March 31, 2012 and 2011, we marked to market our ARS and recorded an unrealized loss of $23,000 and unrealized gain of $21,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of March 31, 2012, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash used in operating activities increased for the period ended March 31, 2012 as compared to the corresponding period in 2011. This increase primarily reflects the effects of a larger net loss, lower stock-based compensation expense, and greater working capital requirements in 2012 than in 2011. Cash from (used in) investing activities increased during the period ended March 31, 2012 as compared to the corresponding period in 2011. These amounts primarily reflect less cash used for purchases of property and equipment (including construction in progress) and purchases of and proceeds from the sale of short-term investments and marketable securities. Cash (used in) from financing activities increased for period ended March 31, 2012 as compared to the corresponding period in 2011. This change was primarily due to a decrease in the proceeds from the exercise of stock options.

We anticipate that capital expenditures for 2012 will total approximately $1.0 million consisting primarily of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.

On August 13, 2007, our board of directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. At March 31, 2012, 675,500 shares of common stock had been repurchased under this program, leaving 324,500 remaining to be repurchased, if desired. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  During the three months ended March 31, 2012, we did not purchase any of our common stock through the stock repurchase program.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three months ended March 31, 2012, totaled approximately $0.7 million. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

We have obligations related to FASB Accounting Standards Codification Topic 740 regarding Income Taxes. Further information about changes in these obligations can be found in Note 3 to our consolidated financial statements included in our annual report on Form 10-K.

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments.

The following table summarizes our estimated contractual cash obligations as of March 31, 2012, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
Operating leases	$529	$309	$220	$-	$-
Purchase commitments	10,311	10,311	-	-	-
Total contractual cash obligations	$10,840	$10,620	$220	$-	$-

Our purchase commitments, which are primarily inventory related, have increased from recent years due to our entry into the consumer market and the introduction of new product lines.

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

Our investment portfolio of cash equivalents, short-term investments, municipal debt securities, and variable demand obligations is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At March 31, 2012, we held $1.0 million in ARS. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of March 31, 2012 and 2011.  In the three months ended March 31, 2012 and 2011, we sold $0 and $0.2 million, respectively of our ARS held at December 31, 2011.  The recovery of the remaining $1.0 million ARS held is based upon market factors which are not within our control.

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

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2012. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The severity of the European sovereign debt crisis has caused the price of the euro to fluctuate widely over the past several years, and volatility increased in 2011 due in part to concerns over the sovereign debt levels of certain European Union members (e.g. Greece, Ireland, Portugal) and the value of the euro.  Approximately 17% of our Professional Product segment’s product and service revenues in 2011 were from European countries, most of them affected by the euro.  A continued crisis could adversely impact our business and results of operations.

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

We entered the consumer medical device market in the fourth quarter of 2010.  Our limited experience in operating in this market could negatively impact our business.  We are selling our consumer medical device through new channels of distribution in which management does not have a significant amount of experience.  Additionally, we may encounter actual or perceived product quality, safety, or reliability problems, significant changes in consumer demand, high levels of product returns, and product liability issues which would divert management’s attention from our core business.  Entering the consumer medical device market has presented management with new accounting issues related to revenue recognition and estimating customer return rates at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  These accounting issues have warranted considerable management attention and additional accounting issues related to the consumer medical device market could divert management’s attention from our core business.  Also, we may face challenges in being able to recover our investment related to the returned consumer product inventory.

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

We may have exposure to additional tax liabilities which could negatively impact our income tax provision, net loss, and cash flow.

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities and to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may materially affect our income tax provision, net loss, and cash flows in the period in which such determination is made.

                 Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review in 2012, 2011, 2010, and 2009, we provided for a full valuation allowance against our U.S. and foreign deferred tax assets. This resulted in a material income tax charge in the fourth quarter of 2009.

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

Although we have generated profits during the periods of 2002 to 2007 and in the third quarter of 2011, we have incurred losses from 2008 through the second quarter of 2011, as well as in the fourth quarter of 2011 and first quarter of 2012, and have a history of losses.  We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

As of March 31, 2012, we held approximately $1.0 million of auction-rate securities (ARS). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of March 31, 2012 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At March 31, 2012, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of March 31, 2012, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	acceptance and success of new products or technologies;
•	the success of competitive products or technologies;
•	regulatory developments in the United States and foreign countries;
•	developments or disputes concerning patents or other foreign countries;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in our industry and issuance of new or changed securities analyst’s reports or recommendations; and general economic, industry and market conditions.

Item 2.    Changes in securities, use of proceeds and issuer purchases of securities

On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock.  The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.  Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  As of March 31, 2012, we have repurchased 675,500 shares of common stock at an average price of $13.68 per share under this program.  All 675,500 shares have since been used to fulfill option exercises and equity grants.  We may buy back additional shares of our common stock on the open market from time to time.  We did not repurchase any shares through this program during the three month period ended March 31, 2012 and 2011.

Item 3.    Defaults upon senior securities

None.

Item 4.    Mine Safety Disclosures

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and March 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Palomar Medical Technologies, Inc. (Registrant)

Date: May 8, 2012	/s/ Joseph P. Caruso
Joseph P. Caruso
President, Chief Executive Officer, Director, and Chairman of the Board of Directors

Date: May 8, 2012	/s/ Paul S. Weiner
Paul S. Weiner
Chief Financial Officer