Form 10-Q
period 2012-06-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2012-08-08
CIK 881695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Quarter Ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of the close of business on August 3, 2012 was 19,567,677.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$56,049,622	$63,077,178
Short-term investments	30,142,552	24,739,998
Total cash, cash equivalents and short-term investments	86,192,174	87,817,176
Accounts receivable, net	10,478,984	9,853,682
Inventories	25,241,532	21,175,754
Other current assets	1,096,392	999,919
Total current assets	123,009,082	119,846,531

Marketable securities and other investments	12,484,167	21,268,777

Property and equipment, net	36,458,792	36,713,578

Other assets	440,135	232,594

Total assets	$172,392,176	$178,061,480

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,831,664	$3,476,030
Accrued liabilities	9,951,349	12,437,921
Deferred revenue	4,010,724	4,423,980
Total current liabilities	16,793,737	20,337,931

Accrued income taxes	3,129,577	3,082,356

Total liabilities	$19,923,314	$23,420,287

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and Outstanding - 19,590,244 and 19,542,677 and 19,573,244 and 19,573,244 shares, respectively	195,903	195,733
Additional paid-in capital	220,482,245	219,062,043
Accumulated other comprehensive loss	(93,120)	(263,849)
Treasury stock, at cost - 47,567 and 0 shares, respectively	-	-
Accumulated deficit	(68,116,166)	(64,352,734)
Total stockholders' equity	$152,468,862	$154,641,193

Total liabilities and stockholders’ equity	$172,392,176	$178,061,480

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Professional product revenues	$13,030,019	$10,053,867	$24,927,193	$20,600,515
Consumer product revenues	900,409	-	1,879,177	-
Service revenues	3,545,564	3,907,312	7,315,807	7,742,499
Royalty revenues	1,527,203	1,748,510	3,325,265	4,966,849
Other revenues	666,664	555,556	1,222,220	1,111,112
Total revenues	19,669,859	16,265,245	38,669,662	34,420,975

Costs and expenses
Cost of professional product revenues	5,045,188	3,970,251	9,946,286	8,273,817
Cost of consumer product revenues	776,364	14,444	1,610,747	55,980
Cost of service revenues	1,654,401	1,663,738	3,314,364	3,455,905
Cost of royalty revenues	610,881	699,404	1,330,106	1,986,739
Research and development	2,836,041	3,880,308	6,208,302	7,528,224
Selling and marketing	7,074,465	6,315,511	13,755,990	11,891,282
General and administrative	2,941,484	3,782,204	6,093,444	7,267,605
Total costs and expenses	20,938,824	20,325,860	42,259,239	40,459,552

Loss from operations	(1,268,965)	(4,060,615)	(3,589,577)	(6,038,577)

Interest income	85,989	88,691	174,992	202,072
Other (loss) income	(270,528)	29,476	(258,726)	39,318

Loss before income taxes	(1,453,504)	(3,942,448)	(3,673,311)	(5,797,187)

Provision for income taxes	18,143	56,473	90,121	95,726

Net loss	$(1,471,647)	$(3,998,921)	$(3,763,432)	$(5,892,913)

Net loss per share
Basic	$(0.08)	$(0.21)	$(0.20)	$(0.32)
Diluted	$(0.08)	$(0.21)	$(0.20)	$(0.32)

Weighted average number of shares outstanding
Basic	18,821,644	18,699,608	18,835,623	18,688,202
Diluted	18,821,644	18,699,608	18,835,623	18,688,202

Comprehensive loss:
Net loss	$(1,471,647)	$(3,998,921)	$(3,763,432)	$(5,892,913)
Unrealized gain (loss) on marketable securities, net of taxes	748	4,124	(24,079)	25,148
Foreign currency translation adjustment	214,276	(34,905)	194,808	(43,230)
Comprehensive loss	$(1,256,623)	$(4,029,702)	$(3,592,703)	$(5,910,995)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Operating activities
Net loss	$(3,763,432)	$(5,892,913)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	713,993	702,491
Stock-based compensation expense	1,389,830	2,133,477
Amortization of investments	97,663	424,899
Tax benefit from exercise of stock options	(15,242)	(22,524)
Other non-cash items	137,266	(62,448)
Changes in assets and liabilities:
Accounts receivable	(641,899)	(1,973,267)
Inventories	(4,087,659)	(5,765,014)
Other current assets	(103,238)	(846,986)
Other assets	(200,000)	(42,007)
Accounts payable	(531,992)	960,346
Accrued liabilities	(2,559,731)	(2,033,611)
Accrued income taxes	47,221	40,709
Deferred revenue	(317,066)	1,414,664
Net cash used in operating activities	(9,834,286)	(10,962,184)

Investing activities
Purchases of property and equipment	(463,446)	(702,941)
Purchases of short-term investments, marketable securities and other investments	(14,495,058)	(6,087,680)
Proceeds from sale of short-term investments, marketable securities and other investments	17,744,880	27,900,000
Net cash from investing activities	2,786,376	21,109,379

Financing activities
Proceeds from the exercise of stock options and warrants	15,300	164,608
Tax benefit from the exercise of stock options	15,242	22,524
Net cash from financing activities	30,542	187,132

Effect of exchange rate changes on cash and cash equivalents	(10,188)	82,308

Net (decrease) increase in cash and cash equivalents	(7,027,556)	10,416,635
Cash and cash equivalents, beginning of the period	63,077,178	55,099,319
Cash and cash equivalents, end of the period	$56,049,622	$65,515,954

Supplemental disclosure of cash flow information

Cash paid for income taxes	$140,000	$13,000

Supplemental noncash investing activities
Unrealized (loss) gain on marketable securities, net of taxes	$(24,079)	$25,148

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company’s financial position, results of operations and comprehensive loss or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.

Note 2 – Segment and Geographic Information

In accordance with ASC 280 Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer. In the fourth quarter of 2011, we changed the manner in which the Company’s financial information is evaluated.  We now view our operations and manage our business as two segments, Professional Product segment and Consumer Product segment.

In order to be comparable to our 2012 financial statements, financial information for the three and six months ended June 30, 2011 has also been presented for our two reportable operating segments.

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

	For the three months ended June 30,
(in thousands)	2012			2011
	Professional	Consumer	Total	Professional	Consumer	Total

Revenues	$18,770	$900	$19,670	$16,265	$-	$16,265
Cost of revenues and royalties	7,310	776	8,086	6,334	14	6,348
Gross profit (loss)	11,460	124	11,584	9,931	(14)	9,917
Operating expenses	11,802	1,051	12,853	13,050	928	13,978
Loss from operations	$(342)	$(927)	$(1,269)	$(3,119)	$(942)	$(4,061)

	For the six months ended June 30,
(in thousands)	2012			2011
	Professional	Consumer	Total	Professional	Consumer	Total

Revenues	$36,791	$1,879	$38,670	$34,421	$-	$34,421
Cost of revenues and royalties	14,591	1,611	16,202	13,717	56	13,773
Gross profit (loss)	22,200	268	22,468	20,704	(56)	20,648
Operating expenses	24,060	1,998	26,058	25,135	1,552	26,687
Loss from operations	$(1,860)	$(1,730)	$(3,590)	$(4,431)	$(1,608)	$(6,039)

As of June 30, 2012 and December 31, 2011, we had $166.5 million and $171.7 million, respectively, in total assets related to our Professional Product segment.  As of June 30, 2012 and December 31, 2011, we had $5.9 million and $6.3 million, respectively, in total assets related to our Consumer Product segment.

Our total revenues are attributed to geographic areas based on the location of the end customer.  The following tables present total revenues for the three and six months ended June 30, 2012 and 2011 and long-lived assets as of June 30, 2012 and December 31, 2011.

	For the three months		For the six months
	ended June 30,		ended June 30,
(in thousands)	2012	2011	2012	2011

United States	$10,341	$8,865	$20,886	$19,816
Europe	3,043	1,994	6,225	4,410
Middle East	1,819	1,077	2,642	1,992
Canada	1,231	1,452	2,988	2,303
Australia	1,231	731	1,576	1,537
Asia / Pacific Rim	759	794	1,113	1,510
Japan	745	526	1,606	1,078
South and Central America	501	826	1,634	1,775
Total Revenues	$19,670	$16,265	$38,670	$34,421

	June 30,	December 31,
(in thousands)	2012	2011

United States	$36,310	$36,550
Europe	95	107
Japan	54	57
Total Long-Lived Assets	$36,459	$36,714

In the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® – our first consumer product.  Our Consumer Product segment consists of the business activities related to the PaloVia laser. Upon launch, we were selling the PaloVia laser through retail channels with which we had no history and, as such, we were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product. Therefore, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.  In the three and six months ended June 30, 2012, we recognized $0.9 million and $1.9 million, respectively, of consumer product revenues.  At June 30, 2012 and December 31, 2011, we had no deferred revenue related to the PaloVia laser.  Included in our consolidated inventory balances at June 30, 2012 and December 31, 2011 is approximately $5.1 million and $5.3 million, respectively, of consumer product inventory.  At June 30, 2012 and December 31, 2011, we had $0.6 million and $0.8 million, respectively, of inventory on consignment in finished goods.

Note 3 – Stock-based compensation

Stock-based compensation expense recorded was $0.7 million and $0.9 million for the three months ended June 30, 2012 and June 30, 2011, respectively and $1.4 million and $2.1 million for the six months ended June 30, 2012 and June 30, 2011, respectively.  As of June 30, 2012, there was $5.6 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 2.8 years.

During the six months ended June 30, 2012, we granted 16,000 restricted stock awards.  No grants were made during the three months ended June 30, 2012.

Note 4 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At June 30, 2012 and December 31, 2011, inventories consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$10,091,767	$10,068,589
Work in process	2,440,035	1,217,968
Finished goods	12,709,730	9,889,197
Total	$25,241,532	$21,175,754

Included in our finished goods inventory at June 30, 2012 and December 31, 2011, are $2.6 million and $2.7 million, respectively, of demonstration products that are used by our sales organization.

At June 30, 2012 and December 31, 2011, we had $0.6 million and $0.8 million, respectively of consumer product inventory held on consignment in finished goods.  Please see Note 2 for further information about our consumer product inventory.

Note 5 – Property and equipment

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011	Estimated useful life
Land	$10,680,000	$10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,359,974	3,231,920	3-7 years
Furniture and fixtures	6,168,194	5,836,744	7 years
Leasehold improvements	96,621	99,243	Shorter of estimated useful life or term of lease
	$44,810,363	$44,353,481
Accumulated depreciation	(8,351,571)	(7,639,903)
Total	$36,458,792	$36,713,578

Note 6 – Warranty costs

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2012 and 2011:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Warranty accrual, beginning of period	$892,920	$580,451	$785,412	$529,374
Charges to cost and expenses relating to new sales	486,509	193,950	884,690	472,575
Costs of product warranty claims/change of estimate	(354,392)	(258,697)	(645,065)	(486,245)
Warranty accrual, end of period	$1,025,037	$515,704	$1,025,037	$515,704

Note 7 – Fair Value of Financial Instruments

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

We performed an analysis of our investments held at June 30, 2012 and December 31, 2011 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

Assets	Fair Value as of June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$56,050	$-	$-	$56,050
Short-term investments*	30,143	-	-	30,143
Other investments*	11,521	-	-	11,521
Auction-rate municipal securities	-	-	963	963
Total	$97,714	$-	$963	$98,677

* The amortized cost of these investments approximates fair market value.

Assets	Fair Value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63,077	$-	$-	$63,077
Short-term investments*	24,740	-	-	24,740
Other investments*	20,271	-	-	20,271
Auction-rate municipal securities	-	-	998	998
Total	$108,088	$-	$998	$109,086

* The amortized cost of these investments approximates fair market value.

At June 30, 2012, we held $30.1 million of short-term investments classified as held-to-maturity, which included $14.0 million in commercial paper, $9.1 million in corporate bonds, and $7.0 million in U.S agency bonds.  As of June 30, 2012, the remaining maturity dates for commercial paper, corporate bonds, and U.S agency bonds range from 0.1 to 0.4 years, 0.1 to 0.8 years, and 0.2 to 1.0 years, respectively.  At December 31, 2011, we held $24.7 million of short-term investments classified as held-to-maturity which included $18.7 million in commercial paper, $4.0 million in U.S agency bonds, and $2.0 million in corporate bonds.  As of December 31, 2011, the maturity dates for commercial paper, U.S agency bonds, and corporate bonds range from 9 days to 0.6 years, 13 days to 0.7 years, and 0.6 years, respectively.  The amortized cost of these investments approximates fair market value.

At both June 30, 2012 and December 31, 2011, the par value of the auction-rate municipal securities (“ARS”) was $1.3 million, respectively.  As described in more detail below, all of our ARS have unrealized losses, which have been recorded in accumulated other comprehensive loss.  The maturity date for our auction-rate municipal securities is in December 2045.

In addition to the auction-rate municipal securities discussed above, at June 30, 2012, we had $11.5 million of other investments classified as held-to-maturity securities, which included $5.0 million in U.S. agency bonds, $3.5 million in U.S. Treasury Notes, and $3.0 million in corporate bonds.  These other investments are recorded at amortized cost.  As of June 30, 2012, the maturity dates for the agency bonds, U.S. Treasury Notes, and corporate bonds range from 1.1 to 1.9 years, 1.1 to 1.8 years, and 1.1 years, respectively.  At December 31, 2011, we had $20.3 million of other investments classified as held-to-maturity securities which included $10.2 million in commercial paper, $8.1 million in U.S. agency bonds, and $2.0 million in U.S. Treasury Notes.  These other investments are recorded at amortized cost.  As of December 31, 2011, the maturity dates for the commercial paper, U.S. agency bonds, and U.S. Treasury Notes range from 1.1 to 1.6 years, 1.2 to 1.9 years, and 1.6 years, respectively.  The amortized cost of these investments approximates fair market value.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the six months ended June 30, 2012.

Auction-rate
(in thousands)	municipal securities	Total
Balance at December 31, 2011	$998	$998
Purchases	-	-
Settlements (at par)	-	-
Transfers in/out of Level 3	-	-
Gains
Realized	-	-
Unrealized	-	-
Losses
Realized	-	-
Unrealized	(35)	(35)
Balance at June 30, 2012	$963	$963

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular interest payments from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Beginning in February 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of June 30, 2012 and December 31, 2011.

The estimated fair value of our holdings of ARS at June 30, 2012 was $1.0 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the three and six months ended June 30, 2012 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of June 30, 2012, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, recurring dividend stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of June 30, 2012.

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

A reconciliation of basic and diluted shares for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	18,821,644	18,699,608	18,835,623	18,688,202
Potential common shares pursuant to stock options, SARs, and restricted stock awards	-	-	-	-
Diluted weighted average number of shares outstanding	18,821,644	18,699,608	18,835,623	18,688,202

For the three months ended June 30, 2012 and 2011, 2.7 million and 2.5 million, respectively, and for the six months ended June 30, 2012 and 2011, 2.8 million and 1.2 million, respectively, weighted average stock options, SARs, and RSAs to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, SARs, and RSAs would have been antidilutive.

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

For the six months ended June 30, 2012 and 2011, our effective tax rate was 2.5% and 1.7%, respectively.  In 2012, the company is generating taxable profits before the excess tax benefit of stock option deductions and our rate consists primarily of federal tax and minimum state taxes.  In 2011, our effective tax rate consisted primarily of minimum state taxes as the company generated operating losses during the period ending June 30, 2011.

In 2012 and 2011, we have maintained a valuation allowance against our U.S. and foreign deferred tax assets. In evaluating the ability to recover these deferred tax assets, we considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  We do not believe it is more likely than not that the net deferred tax assets will be realized.

We establish reserves for uncertain tax positions based on our assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves.  At June 30, 2012, we have $3.1 million of unrecognized tax benefits, including related accrued interest.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of both June 30, 2002 and June 30, 2011, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

Note 10 – License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)

On December 9, 2010, we announced an amendment to the License Agreement with Procter & Gamble (“P&G”) and Gillette. The amendment provided additional funding from each company to meet the common goal of a successful product launch. The amendment did not change the scope of P&G’s non-exclusive license to Palomar’s broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch quarterly technology transfer payments (“TTP Quarterly Payments” as defined in the License Agreement) from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter the TTP Quarterly Payments would be $2.0 million per year for an agreed period, after which the payments would return to $1.25 million per calendar quarter if no product has been launched. P&G was to apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.   The TTP Quarterly Payments under the amended license agreement were being recognized ratably through the expected launch term.

During the three months ended June 30, 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million.  This Additional TTP Quarterly Payment resulted in $0.7 million in other revenues during the second quarter of 2012 after being netted with the receivable from P&G as payments under the amended License Agreement were being recognized ratably through the expected launch term.  During the six months ended June 30, 2012, other revenues consists of $0.6 million related to TTP Quarterly Payments received under the amended License Agreement which were being recognized ratably through the expected launch term plus the $0.7 million previously mentioned.  For the three and six months ended June 30, 2011, other revenues consisted of the recognition of $0.6 million and $1.1 million, respectively, related to TTP Quarterly Payments received under the amended License Agreement.  The TTP Quarterly Payments under the amended License Agreement were being recognized ratably through the expected launch term.

Going forward, P&G will make technology transfer payments (“TTPs”) based on a percentage of net sales of its light-based hair removal product.

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

We have accounted for the settlement with Candela and Syneron under ASC 605-25, Multiple-Element Arrangements.  In accordance with the multiple-element guidance, we have accounted for each of the elements by determining the relative fair value for each.  During the year ended December 31, 2011, we recorded $29.8 million of royalty revenues, $11.1 million of costs of royalty revenues, a $6.6 million reduction to general and administrative expenses, and $0.7 million of imputed interest income.  Since we met all revenue recognition criteria established by SAB 104, Topic 13, we recorded $29.8 million of royalty revenue, which represents the fair value allocated to the estimated back-owed and future royalties, as described above, relating to the commercial application of the Anderson patents.  In accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives, we recorded a $6.6 million of reduction to general and administrative expenses, which represents partial reimbursement of our outside legal expenses in accordance with the MGH license agreement mentioned above.  The remaining reimbursed amount of legal expenses of $0.8 million under the MGH license agreement was recorded as a reduction of costs of royalty revenues resulting in a total net amount of $11.1 million recorded as costs of royalty revenues.  We recorded $0.7 million of imputed interest income, which is net of the 40% of interest owed to MGH.

Note 12 – Contingencies

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

We continually assess litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated.  In accordance with the FASB’s guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.  In management’s opinion, we are not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on our financial statements.  Losses associated with any of our current litigation were remote at the time of the filing and as such, we have not recorded any material loss contingencies, or provided any disclosures, related to such litigation.

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

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, available for sale and marketable securities valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2011.  There have been no material changes to our critical accounting policies as of June 30, 2012.

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

Our corporate headquarters and United States operations are located in Burlington, Massachusetts, where we conduct our manufacturing, warehousing, research and development, regulatory, sales, customer service, marketing and administrative activities.  In the United States, Australia, Canada, Japan, Germany, and Spain, we market, sell, and service our products primarily through our direct sales force and customer service employees.  In the rest of the world, sales are generally made through our worldwide distribution network which encompasses over 70 countries.

Results of operations

Revenues for the quarter ended June 30, 2012 were $19.7 million, a 21 percent increase over the $16.3 million reported in the second quarter of 2011.  Professional product revenues for the quarter ended June 30, 2012 were $13.0 million, an increase of 30 percent over the second quarter of 2011.  Professional product gross margins were 61% in both the second quarter of 2012 and 2011.  Consumer product revenues were $0.9 million for the quarter ended June 30, 2012.  No consumer revenues were recognized in the second quarter last year.  Consumer product revenues gross margin was 14% in the second quarter of 2012.  Loss before taxes for the quarter ended June 30, 2012 was $1.5 million.  Loss before taxes for the quarter ended June 30, 2011 was $3.9 million.  Net loss for the quarter ended June 30, 2012 was $1.5 million, or $0.08 per share, as compared to a net loss for the quarter ended June 30, 2011 of $4.0 million, or $0.21 per share.  As of June 30, 2012, the balance sheet continues to be strong with $98.7 million in cash, cash equivalents, short-term investments, and marketable securities and other investments with no borrowings.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and six months ended June 30, 2012 and 2011, respectively (in thousands, except for percentages):

	Three Months Ended June 30,
	2012		2011
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Professional product revenues	$13,030	66%	$10,054	62%	$2,976	30%
Consumer product revenues	900	5%	-	-%	900	N/	A
Service revenues	3,546	18%	3,907	24%	(361)	(9%)
Royalty revenues	1,527	8%	1,749	11%	(222)	(13%)
Other revenues	667	3%	556	3%	111	20%
Total revenues	19,670	100%	16,266	100%	3,404	21%

Costs and expenses
Cost of professional product revenues	5,045	26%	3,970	24%	1,075	27%
Cost of consumer product revenues	776	4%	14	-%	762	N/	A
Cost of service revenues	1,654	8%	1,664	10%	(10)	(1%)
Cost of royalty revenues	611	3%	700	4%	(89)	(13%)
Research and development	2,836	14%	3,880	24%	(1,044)	(27%)
Selling and marketing	7,075	36%	6,316	39%	759	12%
General and administrative	2,942	15%	3,782	23%	(840)	(22%)
Total costs and expenses	20,939	106%	20,326	125%	613	3%

Loss from operations	(1,269)	(6%)	(4,060)	(25%)	2,791	(69%)

Interest income	86	-%	89	1%	(3)	(3%)
Other (loss) income	(271)	(1%)	29	-%	(300)	(1034%)

Loss before income taxes	(1,454)	(7%)	(3,942)	(24%)	2,488	(63%)

Provision for income taxes	18	-%	57	-%	(39)	(68%)

Net loss	$(1,472)	(7%)	$(3,999)	(25%)	$2,527	(63%)

	Six Months Ended June 30,
	2012		2011
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Professional product revenues	$24,927	64%	$20,601	60%	$4,326	21%
Consumer product revenues	1,879	5%	-	-%	1,879	N/	A
Service revenues	7,316	19%	7,742	22%	(426)	(6%)
Royalty revenues	3,325	9%	4,967	14%	(1,642)	(33%)
Other revenues	1,222	3%	1,111	3%	111	10%
Total revenues	38,669	100%	34,421	100%	4,248	12%

Costs and expenses
Cost of professional product revenues	9,946	26%	8,274	24%	1,672	20%
Cost of consumer product revenues	1,611	4%	56	-%	1,555	2777%
Cost of service revenues	3,314	9%	3,456	10%	(142)	(4%)
Cost of royalty revenues	1,330	3%	1,987	6%	(657)	(33%)
Research and development	6,208	16%	7,528	22%	(1,320)	(18%)
Selling and marketing	13,756	36%	11,891	35%	1,865	16%
General and administrative	6,093	16%	7,268	21%	(1,175)	(16%)
Total costs and expenses	42,258	109%	40,460	118%	1,798	4%

Loss from operations	(3,589)	(9%)	(6,039)	(18%)	2,450	(41%)

Interest income	175	-%	202	1%	(27)	(13%)
Other (loss) income	(259)	(1%)	39	-%	(298)	(764%)

Loss before income taxes	(3,673)	(9%)	(5,798)	(17%)	2,125	(37%)

Provision for income taxes	90	-%	95	-%	(5)	(5%)

Net loss	$(3,763)	(10%)	$(5,893)	(17%)	$2,130	(36%)

Professional product revenues.  During the three and six months ended June 30, 2012, our professional product revenues increased 30% and 21%, respectively, as compared to the corresponding periods in the prior year, primarily due to the Icon™ Aesthetic System, our new flagship platform, which we launched during the second half of 2011.  Almost 50% of our professional product revenues in the three and six months ended June 30, 2012 were from Icon System sales.  We are still in the regulatory registration process for many countries and will continue to sell the StarLux 500® system until we have registrations in all areas around the world.  In the first three and six months of 2012, as compared to the corresponding periods in 2011, professional product revenues were favorably impacted by the Icon System as well as the introduction of the Emerge™ Fractional Laser and Vectus system in the first quarter of 2012. This impact was partially offset by a decrease in sales related to the StarLux Laser and Pulsed Light System as some potential StarLux customers opted to purchase the new Icon System.

Consumer product revenues. During the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® -- our first consumer product.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred a majority of our consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.  During the three and six months ended June 30, 2012, we recognized $0.9 million and $1.9 million, respectively, of consumer product revenues.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our professional products. During the three and six months ended June 30, 2012, service revenues decreased 9% and 6%, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three and six months ended June 30, 2012 was primarily due to lower sales from ongoing service contracts and billable services.

The following table sets forth, for the periods indicated, information about our total Professional Product segment’s product and service revenues, by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
North America	51%	57%	55%	57%
Europe	18%	14%	19%	16%
Middle East	11%	8%	8%	7%
Australia	7%	5%	5%	5%
Asia/Pacific Rim	5%	6%	3%	5%
Japan	5%	4%	5%	4%
South and Central America	3%	6%	5%	6%

Total	100%	100%	100%	100%

In the first three and six month periods of 2012, 100% and 92%, respectively, of our Consumer Product segment revenues were derived from sales in the United States and 0% and 8%, respectively, were from Europe.

Royalty revenues.  Royalty revenues decreased for the three and six months ended June 30, 2012 by 13% and 33%, respectively, as compared to the corresponding periods in the prior year.  The decrease is attributed to lower on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment received in the first quarter of 2011.

Other revenues.  During the three and six months ended June 30, 2012, other revenues increased 20% and 10%, respectively, as compared to the corresponding periods in the prior year.  Other revenues were generated from the amendment to our license agreement (“License Agreement”) with P&G which was signed in the fourth quarter of 2010.  In accordance with the License Agreement, during the second quarter of 2012, P&G paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million.  This Additional TTP Quarterly Payment resulted in $0.7 million in other revenues during the second quarter of 2012 after being netted with the receivable from P&G as payments under the amended License Agreement were being recognized ratably through the expected launch term. During the six months ended June 30, 2012, other revenues consists of $0.6 million related to TTP Quarterly Payments received under the amended License Agreement which were being recognized ratably through the expected launch term plus the $0.7 million previously mentioned.  For the three and six months ended June 30, 2011, other revenues consisted of the recognition of $0.6 million and $1.1 million, respectively, related to TTP Quarterly Payments received under the amended License Agreement.  The TTP Quarterly Payments under the amended License Agreement were being recognized ratably through the expected launch term.

Going forward, P&G will make technology transfer payments (“TTPs”) based on a percentage of net sales of its light-based hair removal product.  We will recognize these TTPs as other revenues.

 Cost of professional product revenues. For the three months ended June 30, 2012 and 2011, the cost of professional product revenues increased in absolute dollars, but remained consistent as a percentage of professional product revenues at 39% in both 2012 and 2011. For the six months ended June 30, 2012 and 2011, the cost of professional product revenues increased in absolute dollars, but remained consistent as a percentage of professional product revenues at 40% in both 2012 and 2011. The increase in absolute dollars was attributable to higher product revenues. Our cost of professional product revenues consists primarily of material, labor and manufacturing overhead expenses. Cost of professional product revenues also includes royalties incurred on certain products sold, warranty expenses, as well as payroll and payroll-related expenses, including stock-based compensation, and quality control.

Cost of consumer product revenues. The cost of consumer product revenues relates to the PaloVia® Skin Renewing Laser®.  For the three and six months ended June 30, 2012, cost of consumer product revenues was $0.8 million and $1.6 million, respectively or 86% of consumer product revenues for both periods.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred a majority of our consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser and the related expenses.

 Cost of service revenues.  For the three months ended June 30, 2012 and 2011, the cost of service revenues decreased in absolute dollars, but increased as a percentage of service revenues to 47% in 2012 from 43% in 2011. The increase as a percentage is due higher material costs, partially offset by a decrease in shipping expenses. For the six months ended June 30, 2012 and 2011, the cost of service revenues decreased in absolute dollars, but remained constant as a percentage of service revenues at 45% for both years.

Cost of royalty revenues.  Cost of royalty revenues decreased for the three and six months ended June 30, 2012 by 13% and 33%, respectively, as compared to the corresponding periods in the prior year.  The decrease is attributed to lower on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment received in the first quarter of 2011. As a percentage of royalty revenues, the cost of royalty revenues for the three and six months ended June 30, 2012 and 2011 were 40%.

Research and development expense. Research and development expense decreased by $1.0 million, or 27%, for the three months ended June 30, 2012 over the corresponding period in 2011.  Research and development expense decreased by $1.3 million, or 18%, for the six months ended June 30, 2012 over the corresponding period in 2011.  The decrease in research and development expense was due to reorganizing these departments while maintaining our continued commitment to introducing new products and enhancing our current family of products through our continued substantial investment in research and development.

Research and development expenses relating to our Professional Product segment decreased by 28% and 19%, respectively, for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011. Research expenses relating to our Professional Product segment include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Research and development expense relating to our Consumer Product segment remained constant for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

 For the three months ended June 30, 2012 and 2011, research and development expense included $0.3 million and $0.4 million, respectively, of stock-based compensation expense.  For the six months ended June 30, 2012 and 2011, research and development expense included $0.5 million and $0.9 million, respectively, of stock-based compensation expense.

Selling and marketing expense.  Selling and marketing expense increased by $0.8 million, or 12%, for the three months ended June 30, 2012 over the corresponding period in 2011.  Selling and marketing expense increased by $1.9 million, or 16%, for the six months ended June 30, 2012 over the corresponding period in 2011.  Selling and marketing expenses relating to our Professional Product segment increased by 10% and 13%, respectively, in the three and six months ended June 30, 2012 as compared to corresponding periods in 2011.   The increase for the three months ended June 30, 2012 was primarily driven by an increase of $0.5 million in commission expense.  The increase for the six months ended June 30, 2012 was primarily driven by an increase of $0.8 million from our foreign subsidiaries in Germany and Spain that we established in 2011.   Selling and marketing expenses related to our Consumer Product segment increased by 30% and 45%, respectively, in the three and six months ended June 30, 2012 as compared to corresponding periods in 2011.  The increase for the three and six months ended June 30, 2012 was primarily driven by increases of $0.2 million and $0.4 million, respectively in direct marketing expenses.

For the three months ended June 30, 2012 and 2011, selling and marketing expense included $0.2 million and $0.3 million, respectively, of stock-based compensation expense.  For the six months ended June 30, 2012 and 2011, selling and marketing expense included $0.4 million and $0.6 million, respectively, of stock-based compensation expense.

General and administrative expense.  General and administrative expense decreased by $0.8 million, or 22%, for the three months ended June 30, 2012 over the corresponding period in 2011.  General and administrative expense decreased by $1.2 million, or 16%, for the six months ended June 30, 2012 over the corresponding period in 2011.  The decrease in general and administrative expense for the three months ended June 30, 2012 was driven by lower legal expenses partially offset by higher incentive compensation. The decrease in general and administrative expense for the six months ended June 30, 2012 was driven by lower legal expenses and stock-based compensation expense, partially offset by higher incentive compensation.

For both the three months ended June 30, 2012 and 2011, general and administrative expense included $0.2 million of stock-based compensation expense.  For the six months ended June 30, 2012 and 2011, general and administrative expense included $0.3 million and $0.4 million, respectively, of stock-based compensation expense.

Interest income. Interest income for the three and six months ended June 30, 2012 decreased by 3% and 13%, respectively, as compared to the corresponding periods in 2011 primarily due to lower interest rates, partially offset by a higher average cash and cash equivalents, short-term investments, and marketable securities and other investments balance during the first half of 2012 as compared to the corresponding periods in 2011.

Other (loss) income.  Other (loss) income for the six months ended June 30, 2012 and 2011 includes the foreign exchange (loss) gain resulting from transactions in currencies other than the U.S. dollar.

Provision for income taxes.  Our effective tax rate for the six months ended June 30, 2012 and 2011 was 2.5% and 1.7%, respectively.  In 2012, the company is generating taxable profits before the excess tax benefit of stock option deductions, and our rate consists primarily of federal tax and minimum state taxes.  In 2011, our effective tax rate consisted primarily of minimum state taxes as the company generated operating losses during the period ending June 30, 2011.  We continue to maintain a full valuation allowance in all jurisdictions and have available net operating losses in foreign jurisdictions to offset future income in those jurisdictions.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Six months ended	Six months ended
	June 30,	June 30,	Change
	2012	2011	$	%
Cash flows used in operating activities	$(9,834)	$(10,962)	(1,128)	(10%)
Cash flows from investing activities	2,786	21,109	(18,323)	(87%)
Cash flows from financing activities	31	187	(156)	(83%)
Capital expenditures	463	703	(240)	(34%)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

	June 30,	December 31,	Change
	2012	2011	$	%
Cash and cash equivalents	$56,050	$63,077	(7,027)	(11%)
Short-term investments	30,143	24,740	5,403	22%
Accounts receivable, net	10,479	9,854	625	6%
Inventories	25,242	21,176	4,066	19%
Marketable securities and other investments	12,484	21,269	(8,785)	(41%)
Working capital	106,215	99,509	6,706	7%

           As of June 30, 2012, we had $98.7 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of June 30, 2012, we had no debt outstanding.

At June 30, 2012, we held $1.0 million in auction-rate securities (“ARS”) all of which were preferred municipal securities. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of June 30, 2012 and 2011. During the six months ended June 30, 2012 and 2011, we sold $0 and $0.4 million of our ARS at par, respectively.

We have determined that the fair value of our ARS was temporarily impaired as of June 30, 2012 and 2011.  For the three months ended June 30, 2012 and 2011, we marked to market our ARS and recorded an unrealized gain of $1,000 and $4,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. For the six months ended June 30, 2012 and 2011, we marked to market our ARS and recorded an unrealized loss of $24,000 and unrealized gain of $25,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of June 30, 2012, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash used in operating activities decreased for the period ended June 30, 2012 as compared to the corresponding period in 2011. This decrease primarily reflects the effects of a smaller net loss, offset by lower stock-based compensation expense and amortization expense. Cash from investing activities increased during the period ended June 30, 2012 as compared to the corresponding period in 2011. These amounts primarily reflect less cash used for purchases of property and equipment and purchases of and proceeds from the sale of short-term investments and marketable securities. Cash from financing activities decreased for period ended June 30, 2012 as compared to the corresponding period in 2011. This change was primarily due to a decrease in the proceeds from the exercise of stock options.

We anticipate that capital expenditures for 2012 will total approximately $1.0 million consisting primarily of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.

On August 13, 2007, our board of directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. At June 30, 2012, 675,500 shares of common stock had been repurchased under this program, leaving 324,500 remaining to be repurchased, if desired. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  During the three months ended June 30, 2012, we did not purchase any of our common stock through the stock repurchase program.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three and six months ended June 30, 2012, totaled approximately $0.6 million and $1.3 million, respectively. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

We have obligations related to FASB Accounting Standards Codification Topic 740 regarding Income Taxes. Further information about changes in these obligations can be found in Note 3 to our consolidated financial statements included in our annual report on Form 10-K.

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments.

The following table summarizes our estimated contractual cash obligations as of June 30, 2012, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
Operating leases	$439	$278	$161	$-	$-
Purchase commitments	10,814	10,814	-	-	-
Total contractual cash obligations	$11,253	$11,092	$161	$-	$-

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

Our investment portfolio of cash equivalents, short-term investments, municipal debt securities, and variable demand obligations is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At June 30, 2012, we held $1.0 million in ARS. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of June 30, 2012 and 2011.  In both the three and six months ended June 30, 2012, we sold none of our ARS held at December 31, 2011.  The recovery of the remaining $1.0 million ARS held is based upon market factors which are not within our control.

Our international subsidiaries in The Netherlands, Australia, Japan, Germany, and Spain conduct business in both local and foreign currencies and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our operating results and financial position.  We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of June 30, 2012. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to U.S. Patent Nos. 6,743,222 and 5,312,395 and U.S. and foreign counterparts for professional laser- and lamp-based systems.  Under the second Agreement, Palomar agreed to grant to Syneron and affiliates a non-exclusive, royalty bearing, license in the United States to U.S. Patent Nos. 5,735,844 and 5,595,568 for consumer home-use lamp-based hair removal products.  Syneron agreed to pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar was to receive a royalty-free license to certain Syneron and Candela patents.  In accordance with the second Agreement, in June 2012, Palomar and Syneron and Candela entered into a Non-Exclusive Patent License in the Consumer Field, effective September 15, 2011.

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

Syneron, Inc., Massachusetts Litigation

On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we alleged that certain Syneron products, which use light-based technology for hair removal, willfully infringe the ‘568 patent and the ‘844 patent, which are exclusively licensed to us by MGH.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to certain Candela patents.  Under the second Agreement, Palomar agreed to grant to Syneron and affiliates a non-exclusive, royalty bearing license in the United States to U.S. Patent Nos. 5,735,844 and 5,595,568 for consumer home-use lamp-based hair removal products.  Syneron agreed to pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar was to receive a royalty-free license to certain Syneron and Candela patents.  In accordance with the second Agreement, in June 2012, Palomar and Syneron and Candela entered into a Non-Exclusive Patent License in the Consumer Field, effective September 15, 2011.

Tria Beauty, Inc., First Massachusetts Litigation

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

Tria Beauty, Inc., Second Massachusetts Litigation

On May 22, 2012, we commenced an action for patent infringement against Tria Beauty, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 8,182,473 (the “‘473 patent”).  On July 16, 2012, Tria answered the complaint denying that its products infringe valid claims of the ‘473 patent and filing counterclaims seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  Tria’s answer further included purported counterclaims of violation of Massachusetts General Laws Chapter 93A and abuse of process, seeking damages “in excess of $75,000, exclusive of interest and costs.” We have filed a response to Tria’s answer denying and asserting defenses to Tria’s purported counterclaims.

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

The severity of the European sovereign debt crisis has caused the price of the euro to fluctuate widely over the past several years, and volatility increased in 2011 and 2012 due in part to concerns over the sovereign debt levels of certain European Union members (e.g. Greece, Ireland, Portugal) and the value of the euro.  Approximately 17% of our Professional Product segment’s product and service revenues in 2011 were from European countries, most of them affected by the euro.  A continued crisis could adversely impact our business and results of operations.

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

At the end of 2010, we launched the PaloVia® Skin Renewing Laser® -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The commercialization of a home-use, light-based device has been one of our goals for many years.  In the future, we could receive substantial revenue from sales of the PaloVia Laser and other home-use, light-based devices as well as consumable components sold for use therewith.  Our success will depend on a number of factors, including our ability to successfully launch home-use, light-based devices, the timing of such commercial launches and the market acceptance of such consumer products.  Our ability to achieve these goals may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market and keeping them on the market, the inability to obtain or enforce intellectual property protection, market acceptance of our new products, adverse events, product changes and high rates of customer returns. In addition, we face significant competition, including from companies that are much larger and better funded than us.  Currently the PaloVia laser is the only product of its kind on the market in the United States, but another company, namely Philips Electronics, sells a similar product outside the United States and we believe is seeking FDA clearance to sell such product in the United States.  Competing against such systems will be difficult. Other competitors have publicly announced their intent to enter the consumer market.  Significant resources and the attention of key personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that the PaloVia Laser or any future home-use products will prove to be commercially successful or that Palomar will continue to sell such devices.

In addition, the consumer product market is known for high rates of product returns and we have experienced high rates of product returns since our entrance into the consumer product market.  To achieve our objectives, we must determine how to best realize value from such returned products.  The consumer product market is also known for product liability lawsuits.  While we have not yet been subject to such lawsuits, if we were to be sued, litigation is unpredictable and we may not prevail in successfully defending our position. If we do not prevail in such litigation, we may be ordered to pay substantial damages. In addition, following litigation loss or an increase in adverse events or other problems among consumers, we could also decide to stop selling such products.  Even if we prevail in litigation, significant legal costs and the distraction of management could negatively impact our business, results of operations and financial position.

Our past Development and License Agreement with Gillette, a wholly owned subsidiary of P&G was replaced by a non-exclusive License Agreement with P&G in February 2008, as amended in 2010, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women.  During the term of the agreement, P&G has the ability to choose not to continue and may terminate the non-exclusive License Agreement.  If P&G should terminate their non-exclusive License Agreement with us, we will not receive certain payments pursuant to such agreement, and the price of our common stock could fall significantly.  These payments include the Technology Transfer Payments (“TTP”), which were initially $1.25 million per quarter, but decreased by the 2010 amendment to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched.  In May 2012, P&G launched the Gillette Venus Naked Skin® Intense Pulsed Light Hair Removal System designed by Braun, and in June made a final TTP Quarterly Payment of $1.0 million.  Going forward, P&G will make TTPs based on product sales on a quarterly basis.  If P&G continues the commercialization of such devices, P&G is required to pay us a percentage of net sales of such devices. Certain of these percentages of net sales are only owed if the devices are covered by valid patents.  There can be no assurance that valid patents will cover the devices in any or all countries in which the devices will be manufactured, used or sold.  In addition, a portion of the proceeds received on such sales may be owed to MGH.  This could have a material adverse effect on our business, results of operations, and financial position.

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

To ensure the proper operation of our products, our consumable treatment tips and fiber delivery assemblies are protected by an encryption technology that is designed to authenticate that the tips are supplied by us or by a supplier authorized by us. It is possible that a third party may be able to find methods of circumventing our encryption technology and other technological requirements, which ensure that only authorized tips are used with the Aspire system with SlimLipo handpiece.  If a third party is able to supply consumable treatment tips and fibers to our customers, this could lead to a reduction in the safety or efficacy of treatments performed with the Aspire system and SlimLipo handpiece as we cannot control the quality or operation of such third party products.  This could lead to an increase in product liability lawsuits, damage the Aspire brand, or result in loss of confidence in our products.  In addition, a third party supply of consumable treatment tips and fibers to our customers could result in a reduction in the rate of sales and price of our consumable treatment tips and fiber delivery assemblies.

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

                We develop light-based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts.  With regard to single source suppliers, we use scanner subassemblies and diode laser subassemblies to manufacture our PaloVia® Skin Renewing Laser®, we use diode laser subassemblies to manufacture our Aspire™ body sculpting system with SlimLipo™ handpiece, and we use 1540nm laser rods to manufacture our Lux1540 handpiece.  We depend exclusively at this time on sole source suppliers for these components, and although alternative suppliers exist, they could take months to qualify and implement.  The scanner and diode laser subassemblies and the 1540nm laser rods are important to our business.  A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse effect on inventory and inventory reserves.  Any extended interruption in our supplies of third-party components could materially harm our business.

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

Our proprietary technology has only limited protections, which may not prevent competitors from copying our new developments.  This may impair our ability to compete effectively.  We may expend significant resources enforcing our intellectual property rights to prevent such copying, or our intellectual property could be determined to be not infringed, invalid or unenforceable.

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

We may have exposure to additional tax liabilities, which could negatively impact our income tax provision, net loss, and cash flow.

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

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review in 2012, 2011, and 2010, we provided for a full valuation allowance against our U.S. and foreign deferred tax assets.

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

Although we have generated profits during the periods of 2002 to 2007 and in the third quarter of 2011, we have incurred losses from 2008 through the second quarter of 2011, as well as in the fourth quarter of 2011 and first half of 2012, and have a history of losses.  We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

As of June 30, 2012, we held approximately $1.0 million of auction-rate securities (ARS). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of June 30, 2012 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At June 30, 2012, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of June 30, 2012, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

Item 2.  Changes in securities, use of proceeds and issuer purchases of securities

On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock.  The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.  Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  As of June 30, 2012, we have repurchased 675,500 shares of common stock at an average price of $13.68 per share under this program.  All 675,500 shares have since been used to fulfill option exercises and equity grants.  We may buy back additional shares of our common stock on the open market from time to time.  We did not repurchase any shares through this program during the three month periods ended June 30, 2012 and 2011.

Item 3.  Defaults upon senior securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other information

None.

Item 6.  Exhibits

3.1	Second Amended and Restated By-Laws Amended on July 24, 2012

10.1*	Letter agreement with Joseph P. Caruso, dated May 15, 2012, related to the Employment Agreement between the Company and Mr. Caruso, dated July 1, 2001

10.2*	Letter agreement with Paul S. Weiner, dated May 15, 2012, related to the Employment Agreement between the Company and Mr. Weiner, dated July 1, 2001

31.1	Certification of Joseph P. Caruso, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Paul S. Weiner, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Management contract or compensatory plan or arrangement

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and June 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Palomar Medical Technologies, Inc. (Registrant)

Date: August 8, 2012	/s/ Joseph P. Caruso
Joseph P. Caruso
President, Chief Executive Officer, Director, and Chairman of the Board of Directors

Date: August 8, 2012	/s/ Paul S. Weiner
Paul S. Weiner
Chief Financial Officer