Form 10-Q
period 2012-09-30
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2012-11-08
CIK 881695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Quarter Ended  September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of the close of business on November 6, 2012 was 19,586,532.

Palomar Medical Technologies, Inc. and Subsidiaries

Table of Contents

		Page No.
PART I – Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods ended September 30, 2012 and September 30, 2011	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2012 and September 30, 2011	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II – Other Information
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	28
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Securities	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
SIGNATURES		44

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$61,057,974	$63,077,178
Short-term investments	23,108,639	24,739,998
Total cash, cash equivalents and short-term investments	84,166,613	87,817,176
Accounts receivable, net	11,279,831	9,853,682
Inventories	24,238,323	21,175,754
Other current assets	1,004,748	999,919
Total current assets	120,689,515	119,846,531

Marketable securities and other investments	9,497,103	21,268,777

Property and equipment, net	36,232,155	36,713,578

Other assets	439,543	232,594

Total assets	$166,858,316	$178,061,480

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,656,562	$3,476,030
Accrued liabilities	8,377,251	12,437,921
Deferred revenue	3,218,456	3,746,140
Total current liabilities	14,252,269	19,660,091

Accrued income taxes	3,414,129	3,082,356
Deferred revenue, net of current portion	785,612	677,840

Total liabilities	$18,452,010	$23,420,287

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and Outstanding - 19,590,244 and 19,579,032 and 19,573,244 and 19,573,244 shares, respectively	195,903	195,733
Additional paid-in capital	221,221,105	219,062,043
Accumulated other comprehensive loss	(220,020)	(263,849)
Treasury stock, at cost - 11,212 and 0 shares, respectively	-	-
Accumulated deficit	(72,790,682)	(64,352,734)
Total stockholders' equity	$148,406,306	$154,641,193

Total liabilities and stockholders’ equity	$166,858,316	$178,061,480

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Professional product revenues	$12,983,093	$10,413,952	$37,910,286	$31,014,467
Consumer product revenues	306,253	-	2,185,430	-
Service revenues	3,198,147	3,446,226	10,513,954	11,188,725
Royalty revenues	1,945,332	31,637,966	5,270,597	36,604,815
Other revenues	42,521	555,557	1,264,741	1,666,669
Total revenues	18,475,346	46,053,701	57,145,008	80,474,676

Costs and expenses
Cost of professional product revenues	5,356,814	4,300,094	15,303,100	12,573,911
Cost of consumer product revenues	4,105,263	6,599	5,716,010	62,579
Cost of service revenues	1,450,036	1,556,942	4,764,400	5,012,847
Cost of royalty revenues	778,134	11,835,934	2,108,240	13,822,673
Research and development	1,872,364	4,271,366	8,080,666	11,799,590
Selling and marketing	6,789,792	6,679,937	20,545,782	18,571,219
General and administrative	2,780,000	(1,116,714)	8,873,444	6,150,891
Total costs and expenses	23,132,403	27,534,158	65,391,642	67,993,710

(Loss) income from operations	(4,657,057)	18,519,543	(8,246,634)	12,480,966

Interest income	91,505	811,904	266,497	1,013,976
Other income (loss)	249,927	(212,212)	(8,799)	(172,894)

(Loss) income before income taxes	(4,315,625)	19,119,235	(7,988,936)	13,322,048

Provision for income taxes	358,891	3,861,251	449,012	3,956,977

Net (loss) income	$(4,674,516)	$15,257,984	$(8,437,948)	$9,365,071

Net (loss) income per share
Basic	$(0.25)	$0.82	$(0.45)	$0.50
Diluted	$(0.25)	$0.81	$(0.45)	$0.49

Weighted average number of shares outstanding
Basic	18,859,999	18,700,253	18,851,991	18,688,202
Diluted	18,859,999	18,816,407	18,851,991	18,980,957

Comprehensive (loss) income:
Net (loss) income	$(4,674,516)	$15,257,984	$(8,437,948)	$9,365,071
Unrealized gain (loss) on marketable securities, net of taxes	12,033	30,823	(12,046)	55,971
Foreign currency translation adjustment	(138,933)	96,548	55,875	53,318
Comprehensive (loss) income	$(4,801,416)	$15,385,355	$(8,394,119)	$9,474,360

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Operating activities
Net (loss) income	$(8,437,948)	$9,365,071

Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Depreciation and amortization	1,095,279	1,063,366
Stock-based compensation expense	2,006,202	2,906,252
Inventory charge related to excess consumer product inventory	3,800,000	-
Amortization of investments	143,400	459,086
Tax benefit from exercise of stock options	(89,980)	(2,770,251)
Other non-cash items	68,924	(38,893)
Changes in assets and liabilities:
Accounts receivable	(1,427,855)	(2,787,852)
Inventories	(6,828,507)	(8,870,890)
Other current assets	117	(117,366)
Other assets	(200,000)	(52,894)
Accounts payable	(893,997)	319,080
Accrued liabilities	(4,026,925)	3,545,372
Accrued income taxes	331,773	231,254
Deferred revenue	(371,108)	2,803,472
Net cash (used in) from operating activities	(14,830,625)	6,054,807

Investing activities
Purchases of property and equipment	(615,394)	(945,889)
Purchases of short-term investments, marketable securities and other investments	(19,504,966)	(14,847,930)
Proceeds from sale of short-term investments, marketable securities and other investments	32,744,879	36,086,720
Net cash from investing activities	12,624,519	20,292,901

Financing activities
Proceeds from the exercise of stock options and warrants	63,050	164,608
Tax benefit from the exercise of stock options	89,980	2,770,251
Net cash from financing activities	153,030	2,934,859

Effect of exchange rate changes on cash and cash equivalents	33,872	40,167

Net (decrease) increase in cash and cash equivalents	(2,019,204)	29,322,734
Cash and cash equivalents, beginning of the period	63,077,178	55,099,319
Cash and cash equivalents, end of the period	$61,057,974	$84,422,053

Supplemental disclosure of cash flow information

Cash paid for income taxes	$202,232	$13,000

Supplemental noncash investing activities
Unrealized (loss) gain on marketable securities, net of taxes	$(12,046)	$55,971

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation

      The accompanying unaudited condensed consolidated financial statements reflect the consolidated financial position, results of operations and comprehensive (loss) income, and cash flows of Palomar and all of its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim information.  All intercompany accounts and transactions have been eliminated in consolidation.  The consolidated balance sheet at December 31, 2011 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The results of operations and comprehensive (loss) income for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year.  We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2011.

In 2012, we reclassified certain amounts within costs and expenses. To be consistent with the 2012 presentation, we reclassified certain 2011 amounts within costs and expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. In addition, we reclassified certain amounts within deferred revenue in the accompanying December 31, 2011 Condensed Consolidated Balance Sheets from short-term to long-term to be consistent with the 2012 presentation.  The reclassifications did not have a material impact on previously reported financial position, results of operations and comprehensive (loss) income or cash flow related to operating activities.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company’s financial position, results of operations and comprehensive (loss) income or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.

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

In order to be comparable to our 2012 financial statements, financial information for the three and nine months ended September 30, 2011 has also been presented for our two reportable operating segments.

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

	For the three months ended September 30,
(in thousands)	2012			2011
	Professional	Consumer	Total	Professional	Consumer	Total

Revenues	$18,169	$306	$18,475	$46,054	$-	$46,054
Cost of revenues and royalties	7,585	4,105	11,690	17,693	7	17,700
Gross profit (loss)	10,584	(3,799)	6,785	28,361	(7)	28,354
Operating expenses	10,515	927	11,442	8,858	976	9,834
Income (loss) from operations	$69	$(4,726)	$(4,657)	$19,503	$(983)	$18,520

	For the nine months ended September 30,
(in thousands)	2012			2011
	Professional	Consumer	Total	Professional	Consumer	Total

Revenues	$54,960	$2,185	$57,145	$80,475	$-	$80,475
Cost of revenues and royalties	22,176	5,716	27,892	31,409	63	31,472
Gross profit (loss)	32,784	(3,531)	29,253	49,066	(63)	49,003
Operating expenses	34,574	2,926	37,500	33,993	2,529	36,522
(Loss) income from operations	$(1,790)	$(6,457)	$(8,247)	$15,073	$(2,592)	$12,481

    As of September 30, 2012 and December 31, 2011, we had $165.1 million and $171.7 million, respectively, in total assets related to our Professional Product segment.  As of September 30, 2012 and December 31, 2011, we had $1.8 million and $6.3 million, respectively, in total assets related to our Consumer Product segment.

Our total revenues are attributed to geographic areas based on the location of the end customer.  The following tables present total revenues for the three and nine months ended September 30, 2012 and 2011 and long-lived assets as of September 30, 2012 and December 31, 2011.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands)	2012	2011	2012	2011

United States	$10,349	$39,018	$31,234	$58,834
Europe	3,359	2,093	9,584	6,503
Canada	1,648	957	4,636	3,260
Middle East	293	1,142	2,935	3,134
South and Central America	729	873	2,363	2,648
Japan	633	537	2,240	1,615
Asia / Pacific Rim	973	680	2,086	2,190
Australia	491	754	2,067	2,291

Total Revenues	$18,475	$46,054	$57,145	$80,475

	September 30,	December 31,
(in thousands)	2012	2011

United States	$36,092	$36,550
Europe	88	107
Japan	52	57

Total Long-Lived Assets	$36,232	$36,714

In the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® – our first consumer product.  Our Consumer Product segment consists of the business activities related to the PaloVia laser. Upon launch, we were selling the PaloVia laser through retail channels with which we had no history and, as such, we were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product. Therefore, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.  In the three and nine months ended September 30, 2012, we recognized $0.3 million and $2.2 million, respectively, of consumer product revenues.  At September 30, 2012 and December 31, 2011, we had no deferred revenue related to the PaloVia laser.  Included in our consolidated inventory balances at September 30, 2012 and December 31, 2011 is approximately $1.5 million and $5.3 million, respectively, of consumer product inventory, net of reserves.  During the three months ended September 30, 2012, we recognized a $3.8 million charge to reduce our consumer product inventory to its estimated net realizable amounts.  At September 30, 2012 and December 31, 2011, we had $0.1 million and $0.8 million, respectively, of inventory on consignment in finished goods.

Note 3 – Stock-based compensation

Stock-based compensation expense recorded was $0.6 million and $0.8 million for the three months ended September 30, 2012 and September 30, 2011, respectively and $2.0 million and $2.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  As of September 30, 2012, there was $5.0 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 2.6 years.

During the nine months ended September 30, 2012, we granted 16,000 restricted stock awards.  No grants were made during the three months ended September 30, 2012.

Note 4 – Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead. At September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$9,822,309	$10,068,589
Work in process	2,430,177	1,217,968
Finished goods	11,985,837	9,889,197
Total	$24,238,323	$21,175,754

Included in our finished goods inventory at September 30, 2012 and December 31, 2011, are $3.1 million and $2.7 million, respectively, of demonstration products that are used by our sales organization.

At September 30, 2012 and December 31, 2011, we had $0.1 million and $0.8 million, respectively of consumer product inventory held on consignment in finished goods.  Included in our consolidated inventory balances at September 30, 2012 and December 31, 2011 is approximately $1.5 million and $5.3 million, respectively, of consumer product inventory, net of reserves.  During the three months ended September 30, 2012, we recognized a $3.8 million charge to reduce our consumer product inventory to its estimated net realizable amounts.  Please see Note 2 for further information about our consumer product inventory.

Note 5 – Property and equipment

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011	Estimated useful life
Land	$10,680,000	$10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,479,835	3,231,920	3-7 years
Furniture and fixtures	6,203,154	5,836,744	7 years
Leasehold improvements	98,501	99,243	Shorter of estimated useful life or term of lease
	$44,967,064	$44,353,481
Accumulated depreciation	(8,734,909)	(7,639,903)
Total	$36,232,155	$36,713,578

Note 6 – Warranty costs

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Warranty accrual, beginning of period	$1,025,037	$515,705	$785,412	$529,374
Charges to cost and expenses relating to new sales	508,883	323,725	1,393,573	796,300
Costs of product warranty claims/change of estimate	(408,943)	(216,046)	(1,054,008)	(702,290)
Warranty accrual, end of period	$1,124,977	$623,384	$1,124,977	$623,384

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

We performed an analysis of our investments held at September 30, 2012 and December 31, 2011 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.

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

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

Assets	Fair Value as of September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$61,058	$-	$-	$61,058
Short-term investments*	23,109	-	-	23,109
Other investments*	8,519	-	-	8,519
Auction-rate municipal securities	-	-	978	978
Total	$92,686	$-	$978	$93,664

* The amortized cost of these investments approximates fair market value.

Assets	Fair Value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63,077	$-	$-	$63,077
Short-term investments*	24,740	-	-	24,740
Other investments*	20,271	-	-	20,271
Auction-rate municipal securities	-	-	998	998
Total	$108,088	$-	$998	$109,086

* The amortized cost of these investments approximates fair market value.

At September 30, 2012, we held $23.1 million of short-term investments classified as held-to-maturity, which included $10.1 million in corporate bonds, $6.0 million in U.S. agency bonds, $4.0 million for U.S. Treasury Notes, and $3.0 million in U.S commercial paper.  As of September 30, 2012, the remaining maturity dates for corporate bonds, U.S. agency bonds, U.S. Treasury Notes, and commercial paper range from 0.1 to 0.8 years, 0.5 to 0.8 years, 0.8 to 0.9 years, and 0.1 years, respectively.  At December 31, 2011, we held $24.7 million of short-term investments classified as held-to-maturity which included $18.7 million in commercial paper, $4.0 million in U.S agency bonds, and $2.0 million in corporate bonds.  As of December 31, 2011, the maturity dates for commercial paper, U.S agency bonds, and corporate bonds range from 9 days to 0.6 years, 13 days to 0.7 years, and 0.6 years, respectively.  The amortized cost of these investments approximates fair market value.

At both September 30, 2012 and December 31, 2011, the par value of the auction-rate municipal securities (“ARS”) was $1.3 million, respectively.  As described in more detail below, all of our ARS have unrealized losses, which have been recorded in accumulated other comprehensive (loss) income.  The maturity date for our auction-rate municipal securities is in December 2045.

In addition to the auction-rate municipal securities discussed above, at September 30, 2012, we had $8.5 million of other investments classified as held-to-maturity securities, which included $4.5 million in U.S. Treasury Notes and $4.0 million in U.S. agency bonds.  These other investments are recorded at amortized cost.  As of September 30, 2012, the maturity dates for the U.S. Treasury Notes and U.S. agency bonds range from 1.6 to 1.8 years and 1.2 to 1.6 years, respectively.  At December 31, 2011, we had $20.3 million of other investments classified as held-to-maturity securities which included $10.2 million in commercial paper, $8.1 million in U.S. agency bonds, and $2.0 million in U.S. Treasury Notes.  These other investments are recorded at amortized cost.  As of December 31, 2011, the maturity dates for the commercial paper, U.S. agency bonds, and U.S. Treasury Notes range from 1.1 to 1.6 years, 1.2 to 1.9 years, and 1.6 years, respectively.  The amortized cost of these investments approximates fair market value.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2012.

Auction-rate
(in thousands)	municipal securities	Total
Balance at December 31, 2011	$998	$998
Purchases	-	-
Settlements (at par)	-	-
Transfers in/out of Level 3	-	-
Gains
Realized	-	-
Unrealized	-	-
Losses
Realized	-	-
Unrealized	(20)	(20)
Balance at September 30, 2012	$978	$978

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular interest payments from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions. As such, we classified our ARS as Level 1 investments in accordance with the FASB’s guidance at December 31, 2007. Beginning in February 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of September 30, 2012 and December 31, 2011.

The estimated fair value of our holdings of ARS at September 30, 2012 was approximately $1.0 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the three and nine months ended September 30, 2012 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of September 30, 2012, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis, our investment strategy, recurring interest stream from these investments, and our strong cash and cash equivalents position, we have determined that the fair value of our ARS was temporarily impaired as of September 30, 2012.

We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive (loss) income. If the credit rating of the security issuers deteriorates, the anticipated recovery in market values does not occur, or we stop receiving interest, we may be required to adjust the carrying value of these investments through impairment charges in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

A reconciliation of basic and diluted shares for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	18,859,999	18,700,253	18,851,991	18,688,202
Potential common shares pursuant to stock options, SARs, and restricted stock awards	-	116,154	-	292,755
Diluted weighted average number of shares outstanding	18,859,999	18,816,407	18,851,991	18,980,957

For the three months ended September 30, 2012 and 2011, 2.4 million and 3.0 million, respectively, and for the nine months ended September 30, 2012 and 2011, 2.7 million and 2.5 million, respectively, weighted average stock options, SARs, and RSAs to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, SARs, and RSAs would have been antidilutive.

Note 9 – Income Taxes

We provide for income taxes under the liability method in accordance with the FASB’s guidance on accounting for income taxes.  Under this guidance, we only recognize a deferred tax asset for the future benefit of our tax losses, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

For the nine months ended September 30, 2012 and 2011, our effective tax rate was 5.6% and 29.7%, respectively.  In 2012, we are generating U.S. federal and state taxable losses and our rate consists primarily of minimum state taxes and an increase in our uncertain liability reserves.  In 2011, our effective tax rate consisted of U.S. federal and state taxes which could not be offset as we had no operating loss carryforwards remaining.

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

We establish reserves for uncertain tax positions based on our assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves.  At September 30, 2012, we have $3.4 million of unrecognized tax benefits, including related accrued interest.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of both September 30, 2012 and September 30, 2011, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

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

During the second quarter of 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million.  This Additional TTP Quarterly Payment resulted in $0.7 million in other revenues during the second quarter of 2012 after being netted with the receivable from P&G as payments under the amended License Agreement which were being recognized ratably through the expected launch term.  Starting in the third quarter of 2012 and going forward, P&G will make post-launch technology transfer payments (“TTPs”) based on a percentage of net sales of its light-based hair removal product which will be recognized in the period received.  During the three months ended September 30, 2012, other revenues consists of $43,000 of post-launch TTPs based on a percentage of net sales of P&G’s light-based hair removal product.  During the nine months ended September 30, 2012, other revenues consisted of $0.6 million related to TTP Quarterly Payments received under the amended License Agreement which were being recognized ratably through the expected launch term, the $0.7 million previously mentioned, and the $43,000 in post-launch TTPs described above.  For the three and nine months ended September 30, 2011, other revenues consisted of the recognition of $0.6 million and $1.7 million, respectively, related to TTP Quarterly Payments received under the amended License Agreement.  The TTP Quarterly Payments under the amended License Agreement were being recognized ratably through the expected launch term.

Note 11 – Settlement of Candela/Syneron Litigation

On September 16, 2011, we announced the resolution of our patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation through the execution of a comprehensive Settlement Agreement. The Settlement Agreement includes two Non-Exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to U.S. Patent Nos. 5,735,844 and 5,595,568 and foreign counterparts (the “Anderson Patents”) for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31.0 million and granted to Palomar a royalty-free license to U.S. Patent Nos. 6,743,222 and 5,312,395 and U.S. and foreign counterparts for professional laser- and lamp-based systems.  Under the second Agreement, Palomar was to grant to Syneron and affiliates a non-exclusive, royalty bearing license in the United States to U.S. Patent Nos. 5,735,844 and 5,595,568 for consumer home-use lamp-based hair removal products which Palomar did in June 2012 when Palomar and Syneron and Candela entered into a Non-Exclusive Patent License in the Consumer Field, effective September 15, 2011.  Syneron will pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar received a royalty-free license to certain Syneron and Candela patents.

The $31.0 million payment that we received from Candela/Syneron on September 19, 2011 was compensation for back-owed royalties for sales of professional laser- and lamp-based systems beginning with Candela and Syneron’s sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the Anderson Patents in February 2015.  The $31.0 million payment is irrevocable, non-refundable, and Palomar has no future obligations under the Settlement Agreement.  Pursuant to our license agreement with Massachusetts General Hospital (“MGH”), we paid $5 million to MGH.  This represents 40% of all royalty payments from Candela/Syneron, after deducting our related outside legal expenses.

We have accounted for the settlement with Candela and Syneron under ASC 605-25, Multiple-Element Arrangements.  In accordance with the multiple-element guidance, we have accounted for each of the elements by determining the relative fair value for each.  During the year ended December 31, 2011, we recorded $29.8 million of royalty revenues, $11.1 million of costs of royalty revenues, a $6.6 million reduction to general and administrative expenses, and $0.7 million of imputed interest income.  Since we met all revenue recognition criteria established by SAB 104, Topic 13, we recorded $29.8 million of royalty revenue, which represents the fair value allocated to the estimated back-owed and future royalties, as described above, relating to the commercial application of the Anderson patents.  In accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives, we recorded a $6.6 million reduction to general and administrative expenses, which represents partial reimbursement of our outside legal expenses in accordance with the MGH license agreement mentioned above.  The remaining reimbursed amount of legal expenses of $0.8 million under the MGH license agreement was recorded as a reduction of costs of royalty revenues resulting in a total net amount of $11.1 million recorded as costs of royalty revenues.  We recorded $0.7 million of imputed interest income, which is net of the 40% of interest owed to MGH.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012 and those included in Item 1A below.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, available for sale and marketable securities valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on our Form 10-K fiscal year 2011.  There have been no material changes to our critical accounting policies as of September 30, 2012.

Recently issued accounting standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments intend to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The new amendments are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not materially impact our financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company’s financial condition, results of operations and comprehensive (loss) income or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.

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

Results of operations

Professional product revenues for the quarter ended September 30, 2012 were $13.0 million, a 25 percent increase over the $10.4 million reported in the third quarter of 2011.  Professional product gross margins were 59% in both the third quarter of 2012 and 2011.  Professional income from operations was $69,000 compared to the third quarter of 2011 income from operations of $19.5 million which included a positive effect of $25.3 million related to the patent litigation settlement with Candela and Syneron in September 2011.  Consumer cost of products sold for the quarter ended September 30, 2012 includes a $3.8 million inventory charge to reduce our consumer product inventory to its estimated net realizable amounts.  As of September 30, 2012, the balance sheet continues to be strong with $94 million in cash, cash equivalents, short-term investments, and marketable securities and other investments with no borrowings.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands, except for percentages):

	Three Months Ended September 30,
	2012		2011
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Professional product revenues	$12,983	70%	$10,414	23%	$2,569	25%
Consumer product revenues	306	2%	-	-%	306	N/	A
Service revenues	3,198	17%	3,446	7%	(248)	(7%)
Royalty revenues	1,945	11%	31,638	69%	(29,693)	(94%)
Other revenues	43	-%	556	1%	(513)	(92%)
Total revenues	18,475	100%	46,054	100%	(27,579)	(60%)

Costs and expenses
Cost of professional product revenues	5,357	29%	4,300	9%	1,057	25%
Cost of consumer product revenues	4,105	22%	7	-%	4,098	N/	A
Cost of service revenues	1,450	8%	1,557	3%	(107)	(7%)
Cost of royalty revenues	778	4%	11,836	26%	(11,058)	(93%)
Research and development	1,872	10%	4,271	9%	(2,399)	(56%)
Selling and marketing	6,790	37%	6,680	15%	110	2%
General and administrative	2,780	15%	(1,117)	(2%)	3,897	(349%)
Total costs and expenses	23,132	125%	27,534	60%	(4,402)	(16%)

(Loss) income from operations	(4,657)	(25%)	18,520	40%	(23,177)	125%

Interest income	91	-%	811	2%	(720)	(89%)
Other income (loss)	250	1%	(212)	-%	462	218%

(Loss) income before income taxes	(4,316)	(23%)	19,119	42%	(23,435)	(123%)

Provision for income taxes	359	2%	3,861	8%	(3,502)	(91%)

Net (loss) income	$(4,675)	(25%)	$15,258	33%	$(19,933)	131%

	Nine Months Ended September 30,
	2012		2011
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Professional product revenues	$37,910	66%	$31,014	39%	$6,896	22%
Consumer product revenues	2,185	4%	-	-%	2,185	N/	A
Service revenues	10,514	18%	11,189	14%	(675)	(6%)
Royalty revenues	5,271	9%	36,605	45%	(31,334)	(86%)
Other revenues	1,265	2%	1,667	2%	(402)	(24%)
Total revenues	57,145	100%	80,475	100%	(23,330)	(29%)

Costs and expenses
Cost of professional product revenues	15,303	27%	12,574	16%	2,729	22%
Cost of consumer product revenues	5,716	10%	63	-%	5,653	N/	A
Cost of service revenues	4,764	8%	5,013	6%	(249)	(5%)
Cost of royalty revenues	2,108	4%	13,823	17%	(11,715)	(85%)
Research and development	8,081	14%	11,800	15%	(3,719)	(32%)
Selling and marketing	20,546	36%	18,571	23%	1,975	11%
General and administrative	8,873	16%	6,151	8%	2,722	44%
Total costs and expenses	65,391	114%	67,995	84%	(2,604)	(4%)

(Loss) income from operations	(8,246)	(14%)	12,480	16%	(20,726)	166%

Interest income	266	-%	1,014	1%	(748)	(74%)
Other loss	(9)	-%	(172)	-%	163	(95%)

(Loss) income before income taxes	(7,989)	(14%)	13,322	17%	(21,311)	160%

Provision for income taxes	449	1%	3,957	5%	(3,508)	(89%)

Net (loss) income	$(8,438)	(15%)	$9,365	12%	$(17,803)	190%

Professional product revenues.  During the three and nine months ended September 30, 2012, our professional product revenues increased 25% and 22%, respectively, as compared to the corresponding periods in the prior year, primarily due to the Palomar Icon™ Aesthetic System, our new flagship platform, which we launched during the second half of 2011.  More than 50% of our professional product revenues in the three and nine months ended September 30, 2012 were from Icon System sales.  We are still in the regulatory registration process for many countries and will continue to sell the StarLux 500® Laser and ILP system until we have registrations for Palomar Icon Systems in all areas around the world.  In the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, professional product revenues were favorably impacted by the Palomar Icon System as well as the introduction of the Palomar Emerge™ Fractional Laser and Vectus™  Laser in the first quarter of 2012. This impact was partially offset by a decrease in sales related to the StarLux System as some potential StarLux System customers opted to purchase the new Palomar Icon System.

Consumer product revenues. During the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® -- our first consumer product.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred substantially all of our consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.  During the three and nine months ended September 30, 2012, we recognized $0.3 million and $2.2 million, respectively, of consumer product revenues.  We are now looking to align ourselves with a worldwide consumer based distributor.  We have engaged an investment banker to assist us in identifying and negotiating an arrangement with a distributor that has the network and skills to market and distribute our consumer technology. While we are looking for a consumer based distributor, we will continue to sell the product to our existing channels, however, we will substantially reduce our consumer selling and  marketing expenses starting in the fourth quarter of 2012. If we do not find a consumer based distributor, we will be unable to achieve substantial revenue or continue to sell the PaloVia laser. As a result during the third quarter of 2012, we recognized a $3.8 million charge to reduce our consumer product inventory to its estimated net realizable amounts.

Service revenues.  Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our professional products. During the three and nine months ended September 30, 2012, service revenues decreased 7% and 6%, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three and nine months ended September 30, 2012 was primarily due to lower sales from ongoing service contracts and billable services.

The following table sets forth, for the periods indicated, information about our total Professional Product segment’s product and service revenues, by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
North America	60%	56%	56%	56%
Europe	21%	15%	20%	15%
Middle East	2%	8%	6%	8%
Japan	4%	4%	5%	4%
South and Central America	4%	6%	5%	6%
Australia	3%	6%	4%	6%
Asia/Pacific Rim	6%	5%	4%	5%

Total	100%	100%	100%	100%

In the three and nine month periods ended September 30, 2012, 100% and 93%, respectively, of our Consumer Product segment revenues were derived from sales in the United States and 0% and 7%, respectively, were from Europe.

Royalty revenues.  Royalty revenues decreased for the three and nine months ended September 30, 2012 by 94% and 86%, respectively, as compared to the corresponding periods in the prior year.  The decrease is mainly attributed to the $29.8 million in royalty revenues received from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Synron, Inc., Syneron Medical Ltd., and Candela Corporation in the third quarter of 2011.  The $29.8 million was compensation for back-owed royalties for sales of professional laser- and lamp-based systems beginning with Candela and Syneron’s sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the Anderson Patents in February 2015.  Excluding the $29.8 million, for the three and nine months ended September 30, 2012, royalty revenues increased 4% and decreased 23%, respectively as compared to the corresponding periods in the prior year.  We believe that the use of this non-GAAP revenues disclosure enhances our ability to conduct period-to-period analyses of our results.  The increase for the comparable three month periods is a result of royalties from two new licensees in the third quarter of 2012.  The decrease for the comparable nine month periods is a result of lower on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment received in the first quarter of 2011 for which there was no comparable license revenue in 2012.

Other revenues.  During the three and nine months ended September 30, 2012, other revenues decreased 92% and 24%, respectively, as compared to the corresponding periods in the prior year.

During the second quarter of 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million.  This Additional TTP Quarterly Payment resulted in $0.7 million in other revenues during the second quarter of 2012 after being netted with the receivable from P&G as payments under the amended License Agreement which were being recognized ratably through the expected launch term.  Starting in the third quarter of 2012 and going forward, P&G will make post-launch technology transfer payments (“TTPs”) based on a percentage of net sales of its light-based hair removal product which we will recognize in the period received.  During the three months ended September 30, 2012, other revenues consists of $43,000 of post-launch TTPs based on a percentage of net sales of P&G’s light-based hair removal product.  During the nine months ended September 30, 2012, other revenues consists of $0.6 million related to TTP Quarterly Payments received under the amended License Agreement which were being recognized ratably through the expected launch term, the $0.7 million previously mentioned, and the $43,000 in post-launch TTPs described above.  For the three and nine months ended September 30, 2011, other revenues consisted of the recognition of $0.6 million and $1.7 million, respectively, related to TTP Quarterly Payments received under the amended License Agreement.  The TTP Quarterly Payments under the amended License Agreement were being recognized ratably through the expected launch term.

 Cost of professional product revenues. For the three months ended September 30, 2012 and 2011, the cost of professional product revenues increased in absolute dollars, but remained consistent as a percentage of professional product revenues at 41%.  For the nine months ended September 30, 2012 and 2011, the cost of professional product revenues increased in absolute dollars, but decreased as a percentage of professional product revenues to 40% from 41%, respectively. The increase in absolute dollars was attributable to higher product revenues. Our cost of professional product revenues consists primarily of material, labor and manufacturing overhead expenses. Cost of professional product revenues also includes royalties incurred on certain products sold, warranty expenses, as well as payroll and payroll-related expenses, including stock-based compensation, and quality control.

Cost of consumer product revenues. The cost of consumer product revenues relates to the PaloVia® Skin Renewing Laser®.  For the three and nine months ended September 30, 2012, cost of consumer product revenues was $4.1 million and $5.7 million, respectively or 1,340% and 262% of consumer product revenues, respectively.  Since we were selling the PaloVia laser through retail channels with which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred substantially all of our consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser and the related expenses.  During the third quarter of 2012, we recognized a $3.8 million charge to reduce our consumer product inventory to its estimated net realizable amounts.

 Cost of service revenues.  For the three and nine months ended September 30, 2012 and 2011, the cost of service revenues decreased in absolute dollars and remained consistent as a percentage of service revenues at 45%.  The decrease in absolute dollars was primarily due to lower sales from ongoing service contracts and billable services.

Cost of royalty revenues.  Cost of royalty revenues decreased for the three and nine months ended September 30, 2012 by 93% and 85%, respectively, as compared to the corresponding periods in the prior year.   The decrease is mainly attributed to the royalty revenues received from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporate in the third quarter of 2011.  We believe that the use of this non-GAAP cost of royalty revenues disclosure enhances our ability to conduct period-to-period analyses of our results.  Excluding the $29.8 million of royalty revenues from Candela/Syneron, for the three months ended September 30, 2012, cost of royalty revenues increased by 4% as compared to the corresponding period in the prior year as a result of royalties from two new licensees in the third quarter of 2012.  For the nine months ended September 30, 2012, cost of royalty revenues decreased by 23% as compared to the corresponding period in the prior year as a result of lower on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment received in the first quarter of 2011. As a percentage of royalty revenues, the cost of royalty revenues for the three months ended September 30, 2012 and 2011 were 40% and 37%, respectively.  As a percentage of royalty revenues, the cost of royalty revenues for the nine months ended September 30, 2012 and 2011 were 40% and 38%, respectively.

Research and development expense. Research and development expense decreased by $2.4 million, or 56%, for the three months ended September 30, 2012 over the corresponding period in 2011.  Research and development expense decreased by $3.7 million, or 32%, for the nine months ended September 30, 2012 over the corresponding period in 2011.  The decrease in research and development expense was due to reorganizing these departments while maintaining our continued commitment to introducing new products and enhancing our current family of products through our continued substantial investment in research and development.

Research and development expenses relating to our Professional Product segment decreased by 56% and 32%, respectively, for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011. Research expenses relating to our Professional Product segment include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Research and development expense relating to our Consumer Product segment decreased by 52% and 18%, respectively for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

 For the three months ended September 30, 2012 and 2011, research and development expense included $0.2 million and $0.3 million, respectively, of stock-based compensation expense.  For the nine months ended September 30, 2012 and 2011, research and development expense included $0.7 million and $1.2 million, respectively, of stock-based compensation expense.

Selling and marketing expense.  Selling and marketing expense increased by $0.1 million, or 2%, for the three months ended September 30, 2012 over the corresponding period in 2011.  Selling and marketing expense increased by $2.0 million, or 11%, for the nine months ended September 30, 2012 over the corresponding period in 2011.  Selling and marketing expenses relating to our Professional Product segment remained consistent during the three months ended September 30, 2012 as compared to corresponding period in 2011 and increased by 8% in the nine months ended September 30, 2012 as compared to corresponding periods in 2011.  The increase for the nine months ended September 30, 2012 was primarily driven by an increase of $0.8 million from our foreign subsidiaries in Germany and Spain that we established in 2011.   Selling and marketing expenses related to our Consumer Product segment increased by 16% and 34%, respectively, in the three and nine months ended September 30, 2012 as compared to corresponding periods in 2011.  The increase for the three and nine months ended September 30, 2012 was primarily driven by increases of $0.1 million and $0.5 million, respectively in direct marketing expenses.

For both the three months ended September 30, 2012 and 2011, selling and marketing expense included $0.2 million of stock-based compensation expense.  For the nine months ended September 30, 2012 and 2011, selling and marketing expense included $0.6 million and $0.8 million, respectively, of stock-based compensation expense.

General and administrative expense.  General and administrative expense increased by $3.9 million, or 349%, for the three months ended September 30, 2012 over the corresponding period in 2011.  General and administrative expense increased by $2.7 million, or 44%, for the nine months ended September 30, 2012 over the corresponding period in 2011.  The increase in general and administrative expense for the three and nine months ended September 30, 2012 is due to the $6.6 million of partial legal reimbursement from Massachusetts General Hospital during the third quarter of 2011 as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the $6.6 million of partial legal reimbursement, for the three and nine months ended September 30, 2012, general and administrative expenses decreased by 49% and 30%, respectively, as compared to the corresponding periods in the prior year.  We believe that the use of this non-GAAP general and administrative expense disclosure enhances our ability to conduct period-to-period analyses of our results.  For the three months ended September 30, 2012, we reversed our incentive compensation accrual by $0.9 million after determining that as a result of recognizing the $3.8 million inventory charge in the consumer products segment, we would not meet our incentive compensation plan targets for 2012.  During the three months ended September 30, 2011, the incentive compensation accrual was needed as we were meeting our incentive compensation plan targets for 2012.  For the nine months ended September 30, 2012, the decrease primarily was due to a decrease of $3.5 million in incentive compensation as discussed above.

For the three months ended September 30, 2012 and 2011, general and administrative expense included $0.1 million and $0.2 million, respectively, of stock-based compensation expense.  For the nine months ended September 30, 2012 and 2011, general and administrative expense included $0.4 million and $0.6 million, respectively, of stock-based compensation expense.

Interest income. Interest income for the three and nine months ended September 30, 2012 decreased by 89% and 74%, respectively, as compared to the corresponding periods in 2011 primarily from $0.7 million in imputed interest income, net of 40% owed to Massachusetts General Hospital, received as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the $0.7 million in imputed interest income, for the three and nine months ended September 30, 2012, interest income increased by 26% and decreased by 3%, respectively, as compared to the corresponding periods in 2011.  We believe that the use of this non-GAAP interest income disclosure enhances our ability to conduct period-to-period analyses of our results.  The increase for the three month period is primarily due to more interest received on back-owed royalties.  The decrease for the nine month period is due to lower daily average cash and cash equivalents, short-term investments, and marketable securities and other investments balances in 2012 versus 2011.

Other income (loss).  Other income (loss) for the three and nine months ended September 30, 2012 and 2011 includes the foreign exchange gain (loss) resulting from transactions in currencies other than the U.S. dollar.

Provision for income taxes.  Our effective tax rate for the nine months ended September 30, 2012 and 2011 was 5.6% and 29.7%, respectively.  In 2012, we are generating U.S. federal and state taxable losses and our rate consists primarily of minimum state taxes and an increase in our uncertain liability reserves.  In 2011, our effective tax rate consisted of federal and state taxes which could not be offset as we had no operating loss carryforwards remaining.  We continue to maintain a full valuation allowance in all jurisdictions and have available net operating losses in foreign jurisdictions to offset future income in those jurisdictions.

Liquidity and capital resources

The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	Nine months ended	Nine months ended
	September 30,	September 30,	Change
	2012	2011	$	%
Cash flows (used in) from operating activities	$(14,831)	$6,055	(20,886)	(345%)
Cash flows from investing activities	12,625	20,293	(7,668)	(38%)
Cash flows from financing activities	153	2,935	(2,782)	(95%)
Capital expenditures	615	946	(331)	(35%)

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

	September 30,	December 31,	Change
	2012	2011	$	%
Cash and cash equivalents	$61,058	$63,077	(2,019)	(3%)
Short-term investments	23,109	24,740	(1,631)	(7%)
Accounts receivable, net	11,280	9,854	1,426	14%
Inventories	24,238	21,176	3,062	14%
Marketable securities and other investments	9,497	21,269	(11,772)	(55%)
Working capital	106,437	100,186	6,251	6%

           As of September 30, 2012, we had $93.7 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of September 30, 2012, we had no debt outstanding.

At September 30, 2012, we held $1.0 million in auction-rate securities (“ARS”) all of which were preferred municipal securities. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, we sold $0 and $0.6 million of our ARS at par, respectively.

We have determined that the fair value of our ARS was temporarily impaired as of September 30, 2012 and 2011.  For the three months ended September 30, 2012 and 2011, we marked to market our ARS and recorded an unrealized gain of $12,000 and $31,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. For the nine months ended September 30, 2012 and 2011, we marked to market our ARS and recorded an unrealized loss of $12,000 and unrealized gain of $56,000, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder’s equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of September 30, 2012, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

Cash (used in) from operating activities decreased $20.9 million for the period ended September 30, 2012 as compared to the corresponding period in 2011. This decrease primarily reflects the effects of moving from a net income to a net loss position and higher working capital requirements, partially offset by a $3.8 million inventory charge related to excess consumer product inventory. Cash from investing activities decreased $7.7 million during the period ended September 30, 2012 as compared to the corresponding period in 2011. These amounts primarily reflect less cash used for purchases of property and equipment and purchases of and less cash proceeds from the sale of short-term investments and marketable securities, net. Cash from financing activities decreased $2.8 million for period ended September 30, 2012 as compared to the corresponding period in 2011. This change was primarily due to a decrease in the tax benefit from exercising stock options.

We anticipate that capital expenditures for 2012 will total approximately $1.0 million consisting primarily of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.

On August 13, 2007, our board of directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock. At September 30, 2012, 675,500 shares of common stock had been repurchased under this program, leaving 324,500 remaining to be repurchased, if desired. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  During the three months ended September 30, 2012, we did not purchase any of our common stock through the stock repurchase program.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we were not involved in any unconsolidated transactions.

Contractual obligations

We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three and nine months ended September 30, 2012, totaled approximately $1.1 million and $2.8 million, respectively. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

We have obligations related to FASB Accounting Standards Codification Topic 740 regarding Income Taxes. Further information about changes in these obligations can be found in Note 3 to our consolidated financial statements included in our annual report on Form 10-K.

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments.

The following table summarizes our estimated contractual cash obligations as of September 30, 2012, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 year	Years	Years	Years
Operating leases	$365	$258	$107	$-	$-
Purchase commitments	7,596	7,596	-	-	-
Total contractual cash obligations	$7,961	$7,854	$107	$-	$-

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

Our investment portfolio of cash equivalents, short-term investments, municipal debt securities, and variable demand obligations is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments. At September 30, 2012, we held $1.0 million in ARS. The ARS we invest in are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of September 30, 2012 and 2011.  In both the three and nine months ended September 30, 2012, we sold none of our ARS held at December 31, 2011.  The recovery of the remaining $1.0 million ARS held is based upon market factors which are not within our control.

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

Item 4.  Controls and procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of September 30, 2012. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

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

There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On August 9, 2006, Candela Corporation (acquired in 2010 by Syneron, Inc.) commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief.  During the course of the lawsuit, Candela alleged that certain of our products infringed U.S. Patent No. 6,743,222 (the “’222 patent”) which is directed to acne treatment, and U.S. Patent No. 5,312,395 which is directed to treatment of pigmented lesions.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements under which, among other provisions, Candela and Syneron granted to Palomar a royalty-free license to the ‘222 and ‘395 patents and U.S. and foreign counterparts.

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

Item 1A.    Risk Factors

The following discussion includes four revised risk factors (“We may not be successful in commercializing home-use, light-based devices on our own or with third parties;” “We have limited experience manufacturing the PaloVia® Skin Renewing Laser®;” “Product liability suits could be brought against us due to a defective design, material or workmanship, due to misuse of our products, or due to other new and evolving theories of liability;” and “Failure to receive shipments of critical components, some of which are from single suppliers, could reduce revenues”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. Updated risk factors are set forth below.

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

The severity of the European sovereign debt crisis has caused the price of the euro to fluctuate widely over the past several years, and volatility increased in 2011 and 2012 due in part to concerns over the sovereign debt levels of certain European Union members (e.g. Greece, Ireland, Portugal) and the value of the euro.  Approximately 17% and 20% of our Professional Product segment’s product and service revenues in 2011 and the first nine months of 2012, respectively, were from European countries, most of them affected by the euro.  A continued crisis could adversely impact our business and results of operations.

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

At the end of 2010, we launched the PaloVia® Skin Renewing Laser® -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The commercialization of a home-use, light-based device has been one of our goals for many years.  We are now looking to align ourselves with a worldwide consumer based distributor.  We have engaged an investment banker to assist us in identifying and negotiating an arrangement with a distributor that has the network and skills to market and distribute our consumer technology. While we are looking for a consumer based distributor, we will continue to sell the product to our existing channels, however, we will substantially reduce our consumer selling and marketing expenses starting in the fourth quarter of 2012. If we do not find a consumer based distributor, we will be unable to achieve substantial revenue or continue to sell the PaloVia laser or other consumer devices.  Even if we find a consumer based distributor, our ability to achieve significant revenues may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market and keeping them on the market, the inability to obtain or enforce intellectual property protection, market acceptance of our new products, adverse events, product changes and high rates of customer returns. In addition, we face significant competition, including from companies that are much larger and better funded than us.  Currently the PaloVia laser is the only product of its kind on the market in the United States, but another company, namely Philips Electronics, sells a similar product outside the United States and we believe is seeking FDA clearance to sell such product in the United States.  In addition, in July 2012, Cynosure, Inc. received FDA clearance to market a similar product in the United States.  Cynosure developed this product with Unilever, a global consumer goods company, which is expected to commercially launch the product in 2013.  Competing against such systems will be difficult. Other competitors have publicly announced their intent to enter the consumer market.  Significant resources and the attention of key personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that the PaloVia Laser or any future home-use products will prove to be commercially successful or that Palomar will continue to sell or distribute such devices.

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

We began manufacturing our PaloVia Skin Renewing Laser and consumable PaloVia Gel during the second half of 2010. Because we have only limited experience in manufacturing in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. We face significant challenges and risk in manufacturing the PaloVia Laser and consumable PaloVia Gel, including that production processes may have to change to accommodate any significant future expansion of our manufacturing operations and growth; key components are currently provided by single suppliers or a limited number of suppliers, and we do not maintain large inventory levels of these components; and we have limited experience manufacturing the PaloVia Laser and consumable PaloVia Gel in compliance with FDA’s Quality System Regulation.  Recently, one such single supplier filed for insolvency.  We believe the remaining inventory level we have of the component provided by this supplier is sufficient to accommodate our manufacturing the PaloVia laser.  In the future, if we are able to partner with a consumer based distributor, we will need to find another supplier or re-design the PaloVia laser such that the component is no longer necessary.  Once we run out of inventory of this single source supplier component, we may not be able to continue to manufacture the PaloVia Laser.  If we are unable to keep up with demand for the PaloVia Laser and consumable PaloVia Gel, our revenue could be impaired, market acceptance for the PaloVia Laser and consumable PaloVia Gel could be adversely affected and our customers might instead purchase competitors’ products.

We have limited experience in operating in the consumer medical device market, which could adversely impact our business.

We entered the consumer medical device market in the fourth quarter of 2010.  Our limited experience in operating in this market has resulted in losses to date and could continue to negatively impact our business.  We are selling our consumer medical device through new channels of distribution in which management does not have a significant amount of experience.  Additionally, we may encounter actual or perceived product quality, safety, or reliability problems, significant changes in consumer demand, high levels of product returns, and product liability issues which would divert management’s attention from our core business.  Entering the consumer medical device market has presented management with new accounting issues related to revenue recognition and estimating customer return rates at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  These accounting issues have warranted considerable management attention and additional accounting issues related to the consumer medical device market could divert management’s attention from our core business.

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

Product liability suits could be brought against us due to a defective design, material or workmanship, due to misuse of our products, or due to other new and evolving theories of liability. These lawsuits could be expensive and time consuming and result in substantial damages to us and increases in our insurance rates.

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients or clients.  Furthermore, in the event that any of our products prove to be defectively designed and manufactured, we may be required to recall and redesign such products. Misusing our products or failing to adhere to operating guidelines for our products can cause severe burns or other damage to the eyes, skin or other tissue. We are routinely involved in claims related to the use of our products. In the medical device industry there has been an increase in lawsuits filed against manufacturers where plaintiffs are alleging liability based on relatively new strategies.  For example, we had a lawsuit filed against us alleging negligence in selling to entities or training individuals not permitted to purchase or use our products.  As another example, lawsuits have been filed against our competitors and may be filed against us for failure to sufficiently train in the use of products or training in off label treatments not covered by the FDA clearance for such products, even where such training is provided by third parties.  In addition, a lawsuit has been filed against us and other lawsuits against competitors claiming involvement of sales representatives, other employees or consultants in the operation of the devices when the treatment was provided.  Our new product the Skintel™ Melanin Reader works with our Palomar Icon™ System and Vectus™ system to provide suggested test spot settings based on how much melanin is in an individual’s skin.  Though this information is meant to assist clinicians and not to replace their judgment, plaintiffs may allege otherwise.  Thus, the launch of the Skintel Melanin Reader may increase the number of lawsuits filed against us.  Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not be sufficient to cover these claims. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any product losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

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

               Federal regulations allow us to sell our Professional Products segment’s products to or on the order of practitioners licensed by the states. The definition of “licensed practitioners” varies from state to state. As a result, our professional products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur.  Our products come with an operator’s manual.  We and our distributors offer professional product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

If demand for our professional aesthetic treatment systems by non-traditional physician customers does not develop as we expect, our revenues will suffer and our business will be harmed.

We believe, and our growth expectations assume, that we and other companies selling professional light-based (lasers and lamps) aesthetic treatment systems have only begun to penetrate these markets and that our revenues from selling to this market will continue to increase. If our expectations as to the size of this market and our ability to sell our products to participants in this market are not correct, our revenues will suffer and our business will be harmed.

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

                We develop light-based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts.  With regard to single source suppliers, we use scanner subassemblies and diode laser subassemblies to manufacture our PaloVia® Skin Renewing Laser®, we use diode laser subassemblies to manufacture our Aspire™ body sculpting system with SlimLipo™ handpiece, and we use 1540nm laser rods to manufacture our Lux1540 handpiece.  We depend exclusively at this time on sole source suppliers for these components, and although alternative suppliers exist, they could take months to qualify and implement.  The scanner and diode laser subassemblies and the 1540nm laser rods are important to our business.  A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  Recently, the supplier of the scanner subassembly for the PaloVia Laser filed for insolvency.  We believe the remaining inventory level we have of the component provided by this supplier is sufficient to accommodate our manufacturing the PaloVia laser.  In the future, if we are able to partner with a consumer based distributor, we will need to find another supplier or re-design the PaloVia laser such that the component is no longer necessary.  Once we run out of inventory of this single source supplier component, we may not be able to continue to manufacture the PaloVia Laser.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse effect on inventory and inventory reserves.  Any extended interruption in our supplies of third-party components could materially harm our business.

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

Although we have generated profits during the periods of 2002 to 2007, in the third quarter of 2011, and in the full year of 2011, we have incurred losses from 2008 through the second quarter of 2011, as well as in the fourth quarter of 2011 and first nine months of 2012, and have a history of losses.  We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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

As of September 30, 2012, we held approximately $1.0 million of auction-rate securities (ARS). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of September 30, 2012 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At September 30, 2012, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of September 30, 2012, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

Item 2.    Changes in securities, use of proceeds and issuer purchases of securities

On August 13, 2007, our Board of Directors approved a stock repurchase program under which our management is authorized to repurchase up to one million shares of our common stock.  The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.  Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management’s discretion without prior notice.  As of September 30, 2012, we have repurchased 675,500 shares of common stock at an average price of $13.68 per share under this program.  All 675,500 shares have since been used to fulfill option exercises and equity grants.  We may buy back additional shares of our common stock on the open market from time to time.  We did not repurchase any shares through this program during the three month periods ended September 30, 2012 and 2011.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and September 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Palomar Medical Technologies, Inc. (Registrant)

Date: November 8, 2012	/s/ Joseph P. Caruso
Joseph P. Caruso
President, Chief Executive Officer, Director, and Chairman of the Board of Directors

Date: November 8, 2012	/s/ Paul S. Weiner
Paul S. Weiner
Chief Financial Officer