Form 10-K
period 2012-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2013-03-14
CIK 881695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b‑2 of the Exchange Act. (Check one).

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 29, 2012 was $101,797,350.  The number of shares outstanding of the registrant's common stock as of the close of business on March 11, 2013 was 19,970,906.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant's definitive proxy statement for its 2013 annual meeting of stockholders, which is expected to be filed on or before April 30, 2013.

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K and the documents incorporated by reference in this annual report on Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed below in the "Risk Factors" section, as well as any cautionary language elsewhere in this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the "Risk Factors" section below and elsewhere in this annual report on Form 10-K could have an adverse effect on our business, results of operations and financial position.
Any forward-looking statements in this annual report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements.
PART I
Item 1. Business
Introduction
Palomar Medical Technologies, Inc. ("we", "Palomar" or the "Company") is a leading researcher and developer of innovative aesthetic light-based systems for hair removal and other cosmetic procedures, including both lasers and high powered lamps. For over a decade, we have been at the forefront of technology breakthroughs in the use of laser and other light-based products for dermatology and cosmetic procedures.
Highlights of our leadership in the aesthetic laser industry include the following:
•	In 1995, we entered into an agreement to exclusively license several hair removal patents developed by the Massachusetts General Hospital ("MGH").
•	In 1997, we received the first clearance from the United States Food and Drug Administration ("FDA") for a high-powered laser for hair removal.
•	In 1998, we entered into an agreement with Coherent, Inc. ("Coherent") for worldwide distribution of our laser systems.
•
In 1999, we sold our subsidiary, Star Medical Technologies, Inc., including the LightSheer diode laser system, to Coherent for $70 million and a 7.5% royalty on the LightSheer system (Coherent later sold this business to Lumenis, Inc.).

•	In 2001, we introduced the Lux platform with multiple handpieces for various treatment applications.
•
In 2003, we signed a Development and License Agreement with The Gillette Company ("Gillette") to complete development and commercialization of a patented home-use, light-based hair removal device for women.

•
In 2004, we signed a Development and License Agreement with Johnson & Johnson Consumer Companies, Inc., a Johnson & Johnson company ("Johnson & Johnson"), to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne.

•
In 2006, through a successful litigation and licensing strategy, we validated the strength of the hair removal patents exclusively licensed from MGH and entered into additional license agreements providing for payment of back-owed royalties and future royalties.

•	In 2006, we received a 510(k) over-the-counter ("OTC") clearance from the FDA for a patented, home-use, light-based hair removal device.
•
In 2008, we entered into a License Agreement with The Procter & Gamble Company ("P&G") and its wholly owned subsidiary, Gillette, under which we granted to P&G and Gillette a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement entered into with Gillette in 2003, which was amended and restated in February 2007.

•	In 2009, we completed the full launch of the Aspire® body sculpting system and SlimLipo™ handpiece for laser-assisted lipolysis.
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
•
In 2011, we began selling the Acleara™ Acne Clearing System – with continuous-cooling, advanced vacuum suction and filtered broadband light technology.  The Acleara System is manufactured by Theravant, Inc. and sold by Palomar under a Distribution Agreement signed in 2010.  The distribution agreement for the Acleara System will terminate March 31, 2013 unless a new agreement or extension is entered into.

•
In 2011, we also began selling the Adivive™ Fat Transfer System -- an all-in-one, integrated system that uses a unique filtering mechanism and high G-force centrifugation to yield a higher quality of adipose tissue for re-injection.  The Adivive System is manufactured by Medi-Khan, Inc. and sold with Palomar under a Distribution Agreement signed in 2010.

•
In early 2012, we launched the Skintel™ Melanin Reader™ -- providing an additional element of treatment confidence by determining the average melanin density of skin, in a quantitative manner, prior to treatment with the Palomar Icon™ System.

•	In early 2012, we launched the Palomar Emerge™ Fractional Laser for skin resurfacing. The Palomar Emerge system provides non-ablative fractional skin rejuvenation with little to no consumer downtime.
•
In early 2012, we launched the Vectus™ Laser for high-volume hair removal.  It features the largest spot size and most uniform beam profile available on the market today.  It also works with the Skintel™ Melanin Reader™ to help providers more safely offer optimized hair removal treatments tailored to each client's skin type and lifestyle.

We are continuously researching, developing and testing new innovations for a variety of cosmetic applications, such as:
•	skin rejuvenation, including tone and texture;
•	skin tightening, including laxity and lifting;
•	pigmented lesion removal, such as sun and age spots, freckles and melasma;
•	hair removal;
•	vascular lesion removal, such as spider veins, cherry angiomas and rosacea;
•	wrinkle reduction;
•	leg vein removal;
•	tattoo removal;
•	acne treatment;
•	removal of scars, including acne scars, stretch marks and warts;
•	fat reduction, including cellulite;
•	body sculpting, including laser assisted liposuction;
•	soft tissue coagulation; and
•	skin tightening through soft tissue coagulation.
Palomar, a Delaware corporation, was organized in 1987 to design, manufacture, market and sell lasers and other light-based products and related disposable items and accessories for use in medical and cosmetic procedures. We became a public company in December 1992. We obtained FDA clearance to market our EpiLaser™ ruby laser hair removal system in March 1997. Under the direction of a new board and management team, we undertook a program in 1997, which was completed in May of 1998, of exiting from all non-core businesses and investments and focusing only on those businesses which we believed held the greatest promise for maximizing stockholder value. Our exclusive focus became the use of lasers and other light-based products in dermatology and cosmetic procedures.

In 1998, we became the first company to receive FDA clearance for a diode laser for hair removal and for leg vein treatment, the LightSheer® diode laser system. The LightSheer was the first generation of high-powered diode lasers designed for hair removal, and like our EpiLaser and other prior hair removal products, the LightSheer incorporated technology protected by patents licensed exclusively to us from MGH.
On February 14, 2003, we entered into a Development and License Agreement with Gillette to complete development and commercialization of a home-use, light-based hair removal device for women. On June 28, 2004, we announced with Gillette that we completed the initial phase of our agreement and that both parties would move into the next phase. In conjunction with entering this next phase, the parties amended the agreement to provide for additional development funding to further technical innovations. In September 2006, we announced that Gillette had made the decision to move into the next phase of our agreement. On December 8, 2006, we became the first company to receive a 510(k) OTC clearance from the FDA for a new, patented, home-use, light-based hair removal device. OTC clearance allows the product to be marketed and sold directly to consumers without a prescription. Under our agreement, Gillette paid us $2.5 million following our receipt of the OTC clearance as we were obligated to perform additional services and remain exclusive with Gillette during a twelve month period. In February 2007, we announced an amendment to our agreement with Gillette to include the development and commercialization of an additional light-based hair removal device for home-use, and we also announced that we had executed an Amended and Restated Development and License Agreement to incorporate other prior amendments and several new amendments to allow for more open collaboration through commercialization. On December 21, 2007, we announced an amendment to our agreement with Gillette to extend the "Launch Decision" from January 7, 2008 until February 29, 2008 to enable the parties to enter into negotiations for a potential new agreement to replace the existing agreement. On March 3, 2008, we announced with P&G that we had entered into a License Agreement with P&G and Gillette, under which we granted a non-exclusive license to certain patents and technology to commercialize home-use, light-based hair removal devices for women. This License Agreement replaced the Development and License Agreement that we entered into with Gillette in 2003 and that was amended and restated in February 2007.  On December 9, 2010, we announced an amendment to the License Agreement with P&G and Gillette (retroactively effective as of February 14, 2003). The amendment provides additional funding from each company to meet the common goal of a successful product launch. The amendment does not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch calendar quarterly payments from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched. P&G agreed to apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization and pay Palomar an increased percentage of sales after commercial launch.  During the second quarter of 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million.  Starting in the third quarter of 2012 and going forward, P&G has made and will continue to make post-launch technology transfer payments ("TTPs") based on a percentage of net sales of its light-based hair removal product.  For more information, please see Amendment #1 to License Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed December 9, 2010, the License Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed March 3, 2008, the Development and License Agreement and subsequent amendments filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2003, Exhibits 99.1, 99.2, and 99.3 to our Current Report on Form 8-K filed on June 28, 2004, Exhibit 10.30 to our Annual Report on Form 10-K filed on March 6, 2006, and Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed on February 21, 2007.
On September 1, 2004, we entered into a Development and License Agreement with Johnson & Johnson to develop, clinically test and potentially commercialize home-use, light-based devices for (i) reducing or reshaping body fat including cellulite; (ii) reducing appearance of skin aging; and (iii) reducing or preventing acne. On August 22, 2007, we signed an amendment to the agreement to provide for additional development funding for certain development activities. On October 16, 2009, we announced the termination of the agreement and our intention to commercialize the light-based devices developed under the agreement on our own. Upon termination of the agreement, all technology and intellectual property rights related to the light-based devices developed under the agreement returned to us. At the end of 2010, we launched this technology as the PaloVia® Skin Renewing Laser® to reduce fine lines and wrinkles around the eyes.  For more information, please see the Joint Development and License Agreement and amendments filed as Exhibit 99.1 to our Current Report on Form 8-K filed on September 7, 2004, Exhibit 10.45 to our Quarterly Report on Form 10-Q filed on May 8, 2007, Exhibits 10.47 and 10.48 to our Quarterly Report on Form 10-Q filed on November 2, 2007, and Exhibit 10.71 to our Quarterly Report on Form 10-Q filed on August 5, 2009.

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
Market for Aesthetic Procedures
In the ten years prior to 2008, the market for light-based aesthetic procedures saw significant growth. Many factors were likely responsible for this growth, including the aging population of the United States and other industrialized nations, along with a desire to look and feel younger and a rising discretionary income with which to pay for such procedures. Consumers often undergo aesthetic procedures to improve their self-image and self-esteem, or to appear competitive in an ever-younger workforce. Another important factor to such growth was the increasing sophistication of the equipment for light-based aesthetic procedures. Technological advancements made to the equipment improved safety, ease of use, efficacy, and cost, which has in turn grown our customer base. Although our traditional customers have been plastic surgeons and dermatologists, increased consumer demand and technological advancements, as well as managed care and reimbursement restrictions in the United States and similar constraints outside the United States, motivate non-traditional customers such as general practitioners, gynecologists, surgeons, and others to offer aesthetic procedures. Such procedures have the advantage of being provided on a fee-for-service basis. In addition, technological advances have reduced both treatment and recovery times and made a broader variety of treatments for different cosmetic issues possible, further increasing consumer demand.
The global economic downturn, which began in 2008, continues to affect the aesthetic laser industry. A swift and severe decrease in revenue was seen across the industry in 2008 and 2009, which was driven by the inability of many prospective customers to obtain financing and prompted others to delay their capital equipment purchases until economic conditions improved.  While we saw some improvements between 2010 and 2012 with more prospective customers being ready to make capital equipment purchases, our prospective customers continue to have difficulty obtaining financing.
Business Strategy
Early in 2009, we responded to the challenging economic times by taking actions to reduce our cost structure to be more in line with current sales levels in all areas of the Company, including reductions in headcount and operating cost. We maintained this cost structure in 2010 and 2011. Early in 2012, we again took actions to reduce our cost structure to bring our research and development spending closer to industry averages. In the fourth quarter of 2012, we also substantially reduced our consumer marketing expenses to reduce losses from the consumer segment while seeking alignment with a worldwide consumer-based distribution partner.
Aesthetic light-based consumer devices remain a big opportunity long-term.  We have developed and will continue to develop proprietary technology that we believe positions us well to participate in this emerging market.  We have engaged an investment banker to assist us in identifying and negotiating an arrangement with a partner that has the network and skills to market and distribute our consumer technology.  While we are looking for a distribution partner, we will continue to sell the product to our existing channels.  By working with such partners, we will be able to focus more on the professional market which we believe will allow us to be a stronger, more competitive company in the market for improving personal appearance.  We intend to utilize the valuable learning we accumulated through our real life, real time consumer market experience as well as intellectual property originally developed for the consumer market to improve our competitive position in the professional market.  For example, our launch of the Vectus™ and Palomar Emerge™ systems took advantage of our unique and proprietary low cost diode technology that was originally developed for the consumer market.  We also intend to continue to leverage our consumer learning and intellectual property to enable us to participate in the growing consumer market.

Growth of Professional Product Segment.
Innovative Products. We grow our professional product segment by investing significant resources in research and development to allow us to continually introduce innovative products. For example, in 2009, we completed the full launch of the Aspire body sculpting system and SlimLipo handpiece. The SlimLipo handpiece was our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures.  In 2010, we launched the Artisan Aesthetic System, a complete facial rejuvenation system.  In 2011, we launched the Palomar Icon Aesthetic System, the next generation aesthetic system with high peak powers, state of the art cooling, built in calibration, and an intuitive user interface.  We also began selling two third party manufactured products: (i) the Acleara™ Acne Clearing System with continuous-cooling, advanced vacuum suction and filtered broadband light technology and (ii) the Adivive™ Fat Transfer System, an all-in-one, integrated system that uses a unique filtering mechanism and high G-force centrifugation to yield a higher quality of adipose tissue for re-injection. Our strategy is to sell these new products at attractive price points to expand our customer base and cross sell our full line of laser and light-based aesthetic systems.  The distribution agreement for the Acleara System will terminate March 31, 2013 unless a new agreement or extension is entered into.  In February 2012, we launched the Skintel™ Melanin Reader™, which provides an additional element of treatment confidence by determining the average melanin density of skin, in a quantitative manner, prior to treatment with the Palomar Icon System. In early 2012, we also launched the Palomar Emerge™ Fractional Laser for non-ablative skin rejuvenation with little to no consumer downtime.  In early 2012, we launched the Vectus™ Laser for high-volume hair removal.  It features the largest spot size and most uniform beam profile available on the market today.  It also works with the Skintel Melanin Reader to help providers more safely offer optimized hair removal treatments tailored to each client's skin type and lifestyle.  We believe that these new systems provide our sales force with the right product offerings for the current economic environment. We intend to continue to lead the industry in offering platforms that allow practitioners to grow their practice by adding new platforms and handpieces for additional applications and by moving to higher power, more sophisticated systems. We will also consider selling additional third party products that we believe will supplement our product offerings.  This strategy is designed to allow us to leverage our installed customer base.
Expanding Practitioner Base. We believe that our professional product segment has further growth potential through sales to non-traditional practitioners. In addition to our traditional base of plastic surgeons and dermatologists, we intend to continue to market and sell to other practitioners including general and family practitioners, gynecologists, surgeons, physicians offering cosmetic treatments in medi-spa facilities and others. We believe our new Vectus and Palomar Emerge systems will expand our customer base in the professional market to first time users and open the door for our sales force to new physician accounts that have not purchased light-based products in the past.
Increasing International Presence. We have been expanding our international presence to create additional opportunities. In 2007, we opened an office in Amsterdam, The Netherlands, which oversees our sales and marketing efforts in Europe, the Middle East, and Africa and provides certain servicing of our products in these regions. In 2008, we opened an office near Sydney, Australia, which is responsible for the sales and marketing of our products in Australia and New Zealand as well as certain servicing of our products for those countries. In 2010, we opened an office in Tokyo, Japan, which is responsible for the sales and marketing and certain servicing of our products in Japan.  In 2011, we opened an office in Hamburg, Germany, which is responsible for the sales and marketing of our products in Germany and Austria and certain servicing of our products for those countries, and we also opened an office in Madrid, Spain, which is responsible for the sales and marketing of our products in Spain and Portugal and certain servicing of our products for those countries.  We will continue to consider opening new offices and to work with our current distributors and seek new distributors to improve our international sales and marketing efforts.
Driving Our Technology into Consumer Markets. In the past, we directed significant resources toward driving our technology into the consumer markets with our own independent research capabilities and through funding provided by Johnson & Johnson, P&G, and Gillette. At the end of 2010, we independently launched the PaloVia® Skin Renewing Laser® -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The PaloVia laser received OTC clearance from the FDA in 2009 and was developed in part with funding from Johnson & Johnson. This undertaking required us to make a significant investment in inventory, to establish and grow a manufacturing line for consumer products, and expand our sales and marketing support for the business.

In addition, we face significant competition, including from companies which are much larger and better funded than us.  Currently the PaloVia laser is the only product of its kind on the market in the United States but other companies, namely Philips Electronics and Tria Beauty, Inc. ("Tria"), sell similar products outside the United States and, we believe, are seeking FDA clearance to sell those products in the United States.  In addition, in July 2012, Cynosure, Inc. ("Cynosure") received FDA clearance to market a similar product in the United States.  Cynosure developed this product with Unilever, a global consumer goods company, which is expected to commercially launch the product in 2013.  Though competition is expected to be strong, we believe the PaloVia Laser offers advantages to consumers over competing products. We have gained valuable knowledge of the consumer market and collected feedback from the retail channels and our consumers.
Expanding Consumer Base. We believe that aesthetic light-based consumer devices remain a big opportunity long-term, and we have developed proprietary technology that positions us well to participate in this emerging market.  Over the past two years, we further validated our PaloVia fractional laser technology in the United States in limited channels.  We believe our technology has delivered the clinical benefits promised, proven to be easy to use and can be manufactured reliably. We are seeking an alignment with a worldwide consumer-based distribution partner or multiple distribution partners.  Our in-market experience has given us valuable learning that we will incorporate into our consumer strategy in the future.
Intellectual Property Enforcement.  We have a portfolio of patents in a number of areas. In the light-based hair removal area, we have granted licenses to certain of our hair removal patents to a number of companies.  Several of these companies have become licensees following our enforcement of our patents against them.  In 2012, we also began enforcing three new patents.  We will continue to enforce our hair removal and other patents.
We will continue to review various strategies with additional parties, including granting additional licenses and further litigation, if necessary, to protect our intellectual property rights. (For more information about our patent litigation, see "Item 3. Legal Proceedings" and Note 6 to our consolidated financial statements included in this annual report on Form 10-K.)
Products
Principal Products
We research, develop, manufacture, market, sell and service light-based products used to perform procedures addressing medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies that address various cosmetic issues, including:

•	skin rejuvenation, including tone and texture;
•	skin tightening, including laxity and lifting;
•	pigmented lesion removal, such as sun and age spots, freckles and melasma;
•	hair removal;
•	vascular lesion removal, such as spider veins, cherry angiomas and rosacea;
•	wrinkle reduction;
•	leg vein removal;
•	tattoo removal;
•	acne treatment;
•	removal of scars, including acne scars, stretch marks and warts;
•	fat reduction, including cellulite;
•	body sculpting, including laser assisted liposuction;
•	soft tissue coagulation; and
•	skin tightening through soft tissue coagulation.
Professional Products
Lux Platform.  With increasing market acceptance of light-based treatments for new applications, we recognized the need for a cost effective platform that could expand with the needs of our customers by providing various detachable handpieces. In 2001, we announced the first product with the Lux Platform: the EsteLux™ Pulsed Light System.  In the ensuing years, we introduced the MediLux™ Pulsed Light System, the StarLux® 300 Pulsed Light and Laser System, and the StarLux® 500 Pulsed Light and Laser System.  We believe that each system upgrade included major advances in technology and offered significant benefits to our customers.  We also introduced many new handpieces through the years, including various laser handpieces, both fractional and non-fractional and both ablative and non-ablative, various intense pulsed light (IPL) handpieces, and infrared handpieces.

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
In addition to being cost effective and upgradeable, the Lux platform includes many technological advances. For example, the platform includes our Smooth Pulse™ technology, a safe and comfortable treatment that spreads power evenly over the entire pulse of light and provides optimal wavelengths for faster results in fewer treatments. By contrast, many competitive systems deliver a power spike at the beginning of each pulse which can cause injury at the most effective wavelengths. The Smooth Pulse technology extends the life of the light source. We sell replacement handpieces to existing customers providing us with a recurring revenue stream.
The Lux pulsed-light handpieces combine the latest technology with simple, streamlined engineering that is both effective and economical. Long pulse widths and AccuSpectrum™ filtering are designed to provide increased safety and efficacy. Efficacy is further improved through our process of recycling photons which increases the effective fluence by capturing light scattered out of the skin during treatments and redirecting it back into the treatment target. Offering one of the largest spot sizes in the market and high repetition rates allows for fast coverage, which is especially important when removing hair from large areas such as legs and backs. A back or a pair of legs can be treated with a LuxR™ or LuxY™ handpiece in approximately thirty minutes, and a smaller area, such as the underarms, in even less time. The system's simple operation opens its applications to a wider band of worldwide users.
MediLux. In March 2003, we launched the Palomar MediLux™ Pulsed Light System with the six handpieces also available on the EsteLux. The MediLux provides increased power, a faster repetition rate and a snap-on connector making it easier to switch among handpieces and provide treatments tailored to each individual being treated.
StarLux 300. In February 2004, we launched the StarLux® 300 Laser and Pulsed Light System. The StarLux has a single power supply capable of operating both lasers and lamps. The StarLux 300 includes increased power, active contact cooling and a full color touch screen for easy operation. The StarLux 300 operates five of the EsteLux / MediLux handpieces, namely the LuxY™, LuxG™, LuxR™, LuxRs™, and LuxV™. In addition, the increased power of the StarLux 300 allows for the operation of a long pulse Nd:YAG laser handpiece, the Lux1064™.  In January 2005, the Lux1064 laser handpiece received FDA clearance for a variety of applications, including removal of pigmented and vascular lesions such as visible leg veins. The Lux1064 is a high-power laser handpiece featuring Smooth Pulse technology and Active Contact Cooling while also providing multiple spot sizes.
Our Active Contact Cooling technology sends a chilled water supply through the StarLux 300 handpieces, thus cooling the skin before, during, and after treatment. This feature is designed to enhance safety and comfort during treatment. The StarLux 300's high-powered treatments deliver long-lasting and, in some cases, permanent results. The StarLux 300 full-color screen allows easy finger-touch operation and instant handpiece recognition while providing constant feedback on operating parameters.
In 2005, we introduced a new infrared handpiece, the LuxIR™, for deep tissue heating for relief of muscle and joint pain. In 2006, we received FDA clearance for the LuxIR handpiece for soft tissue coagulation and began marketing the LuxIR for skin tightening through soft tissue coagulation.
In 2006, we introduced the Lux1540™ Fractional Laser handpiece for soft tissue coagulation.  In 2007, we received FDA clearance for the Lux1540 for non-ablative fractional skin resurfacing. The Lux1540 delivers light in an array of high precision microbeams which create narrow, deep columns of tissue coagulation that penetrate well below the epidermis and into the dermis, while sparing the tissue surrounding the columns from damage.
In February 2007, we introduced the LuxYs™ Pulsed Light handpiece for permanent reduction of lighter, finer hair.

StarLux 500. In February 2007, we launched the StarLux® 500 Laser and Pulsed Light System. The StarLux 500 provides 70% more power and increased functionality and speed of treatment as compared to the StarLux 300. The StarLux 500 operates all the handpieces available for the StarLux 300 System as well as the LuxDeepIR™ handpiece. The LuxDeepIR Fractional handpiece is an upgrade of the LuxIR Fractional handpiece and includes advanced cooling, contact sensors and longer pulse duration for improved safety and efficacy.  In addition, in December 2007, we launched the Lux2940™ Fractional handpiece for ablative skin resurfacing, and in February 2008, we announced the launch of the Lux1440™ Fractional handpiece for faster non-ablative skin resurfacing. In early 2009, we also announced the launch of the XD Optic for the Lux1540 and Lux1440. The XD Optic provides compression technology for extra depth of treatment which is helpful when treating difficult acne and surgical scars. We completed the full launch of the XD Optic in 2010. In November 2009, we introduced the Groove Optic for the Lux2940 which creates a unique, grooved injury pattern on the skin that increases ablative tissue coverage while preserving the benefits of the fractional approach. Also in 2009, we introduced the LuxMaxG™, which provides enhanced power for closure of more difficult facial vessels. We completed the full launch of the LuxMaxG in 2010.
Aspire. In 2009, we completed the full launch of the Aspire® body sculpting system and SlimLipo™ handpiece. The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis during liposuction procedures. The SlimLipo handpiece is used to "melt" unwanted fat efficiently and effectively by selectively targeting adipose tissue. Our optimized wavelengths and tip designs provide excellent results with minimal downtime for the patient. Laser-assisted lipolysis can provide skin tightening, smoother skin with less contour deformities, and faster treatments with small incisions, less bruising, reduced pain, and minimal blood loss and swelling. The SlimLipo handpiece also offers numerous benefits to physicians, including less fatigue as the SlimLipo treatment tip moves easily through treatment areas, even fibrous tissue. Physicians can also treat patients in areas that are not normally treated with traditional liposuction, such as small areas and contour deformities. The SlimLipo handpiece features (i) continuous wave technology for superior control of thermal effects versus competing high peak power lasers, (ii) dual laser wavelengths of 924 nm and 975 nm for optimized fat and dermal tissue lasing, (iii) interchangeable treatment tip designs for specific treatment areas, and (iv) an aiming beam for precise visualization of the treatment tip during treatment. The SlimLipo is significantly faster than competing laser-assisted lipolysis devices.
Artisan.  In 2010, we launched the Artisan™ Platform, a complete facial rejuvenation system.  The Artisan platform supports the MaxG pigment and vessel clearance handpiece, the 1540 and 1440 fractional non-ablative handpieces, and the 2940 fractional ablative handpiece. This system is intended for the busiest facial plastic, plastic, and other leading aesthetic practices performing a high volume of facial procedures and who need a cost effective package of the leading facial technologies.
Palomar Icon.  In February 2011, we launched our next generation aesthetic system, the Palomar Icon™ Aesthetic System.  While completely redesigned and improved, it offers the same advantages as our prior platforms, such as multiple handpieces for various treatment applications and technologies such as AccuSpectrum™, Photon Recycling™ and Smooth Pulse™.  The Palomar Icon System provides high peak powers for fast treatments and results.  In addition, the Palomar Icon System provides cooling to maintain temperature at 5 degrees Celsius during treatments for enhanced comfort.  Adjustable cooling technology keeps epidermal temperature lower to reduce treatment discomfort and minimize skin damage. The Palomar Icon System also has an intuitive user interface featuring new treatment tracking software.  A new Hexagonal XF Microlens™ is also available on the Palomar Icon System which allows for high speed non-ablative fractional resurfacing. The Palomar Icon System also has built in calibration for consistent pulsed light performance.  The Palomar Icon System operates five Optimized Light™ handpieces, the MaxR, MaxRs, MaxY, MaxYs and MaxG. In addition, the Palomar Icon System operates three laser handpieces, the 1540 Fractional Laser, 2940 Fractional Laser and the 1064+ Laser.  The 2940 Fractional Laser is also available with our unique Groove™ Optic.  The Palomar Icon System also operates the MaxIR™ deep infrared handpiece.  With the Palomar Icon System, aesthetic practices can provide the most popular treatments including laser skin resurfacing, laser wrinkle reduction, laser scar and stretch mark treatment, permanent hair reduction, vessel and pigment clearance, and leg vein clearance.
Acleara.  In 2011, we began selling the Acleara™ Acne Clearing System.  The American Academy of Dermatology reports that mild to moderate inflammatory acne ("Acne Vulgaris") is the most common skin condition in the United States. Approximately 80% of all people between the ages of 11 and 30 suffer from acne with many continuing to have acne into their 40s and beyond.  The Acleara System is the first continuously-cooled system to receive FDA clearance for the treatment of Acne Vulgaris, comedonal acne, and pustular acne. The Acleara System uses advanced vacuum suction to clean pores by extracting buildup of sebaceous material and filtered broadband light technology to provide targeted heating of sebaceous glands.  The endogenous light activates porphryns to destroy P. acnes bacteria and reduces sebum production through photodynamic action.  The Acleara System is designed and manufactured by Theravant, Inc. and sold by Palomar under a distribution agreement signed in 2010 which will terminate March 31, 2013 unless a new agreement or extension is entered into.

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
Skintel.  In February 2012, we launched the SkinTel™ Melanin Reader™.  The Skintel reader provides practitioners with an additional element of treatment confidence by determining the average melanin density of skin, in a quantitative manner prior to a light-based aesthetic treatment, such as hair removal or photorejuvenation. Understanding how much melanin is in the skin helps the aesthetic professional to better choose the treatment settings on the Palomar Icon Aesthetic System or for enhanced treatment outcomes, while minimizing the client's downtime.  The Skintel reader is the only FDA-cleared product that determines melanin content for use with light-based treatments.
Palomar Emerge.  In early 2012, we launched the Palomar Emerge™ Fractional Laser for skin resurfacing.  The Palomar Emerge laser is an easy-to-use, affordable fractional non-ablative laser designed to help new and growing aesthetic practices easily offer laser skin rejuvenation procedures. Featuring an intuitive user interface and pre-set treatment parameter options, the Palomar Emerge laser is a compact, professional laser device that can help practices new to energy-based aesthetics expand and complement their aesthetic service offerings.
Vectus.  In early 2012, we launched the Vectus™ Laser for high volume hair removal.  The Vectus laser provides fast, uniform, permanent hair reduction for the widest range of skin and hair types without sacrificing comfort. The Vectus Laser features the integrated Skintel™ Melanin Reader™, allowing providers to offer laser hair removal treatments with optimized outcomes tailored to each client's skin type, sun exposure habits, and ethnicity. Additionally, the Vectus laser uses an intelligent user interface, which allows the provider to quickly select treatment parameters based on the client's hair density, hair color, hair diameter, and Fitzpatrick Skin Type or Skintel Value.
Legacy Products. We no longer sell the EpiLaser™ or E2000™ hair removal laser systems, the RD-1200™ Q-switched ruby laser, SLP1000™ Diode Laser System, the NeoLux Pulsed Light System, the Q-YAG 5™ System for tattoo and pigmented lesion removal, or the EsteLux™ Pulsed Light System . However, we continue to service these systems. The service of the RD-1200, EpiLaser and E2000 has been contracted out to a third party service provider, and we have the option of contracting out the service of the SLP1000 systems to this same party.
Consumer Product
PaloVia.  At the end of 2010, we launched the PaloVia® Skin Renewing Laser® -- our first consumer product.   We are seeking an alignment with a worldwide consumer-based distribution partner or multiple distribution partners for distribution of this product.  The PaloVia laser is the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.   With the PaloVia laser, we have taken our patented, non-ablative fractional laser technology used by professionals and adapted it for at-home use.  The product delivers a visible improvement in fine lines and wrinkles around the eyes in just one month.  This claim is supported by an independent clinical study in which a panel of doctors specializing in dermatology and plastic surgery saw a noticeable improvement in periorbital wrinkles in 92% of study participants after one month of daily use.
Products Under Development
We are engaged in developing products for the dermatology and cosmetic market. Products under development include lasers, lamps and other energy-based products for the removal of unwanted hair, body sculpting, wrinkle reduction, pigmented lesions, leg vein and other vascular lesions, acne, fat, cellulite, and skin rejuvenation, including skin resurfacing, skin tone and texture and tattoos as well as other cosmetic applications. We perform our own research as well as fund research at various institutions throughout the world. Product development is performed by scientists and engineers at our headquarters. We direct resources at both new products for existing markets such as the removal of unwanted hair, vascular and pigmented lesions, acne and skin resurfacing, tattoos, body sculpting, fat reduction and other products for new markets, such as treatment of cellulite.

Business Segments and Geographic Information
We conduct business in two segments, professional medical and cosmetic products and services ("Professional Product segment") and consumer medical and cosmetic products and services ("Consumer Product segment"). Starting in the fourth quarter of 2011, we determined that the Consumer Product segment represented a separate operating segment.  As such, we began breaking out our financial results between our Professional Product segment, which includes all of our light-based products and services for the professional market and our Consumer Product segment, which includes the PaloVia laser.  See Note 2 to our consolidated financial statements for further discussion on how we evaluate and determine our operating segments.  In our Professional Product segment, we currently employ a global network of strategic distributors throughout Europe, Japan, South and Central America, the Far East, and the Middle East.  As of December 31, 2012, we utilized 46 distributors in 74 countries.  To further improve our international sales and marketing efforts, in 2011, we opened subsidiaries in Germany and Spain.  The German subsidiary is responsible for the sales and marketing of our products in Germany and Austria and certain servicing of our products for those countries, and the Spanish subsidiary is responsible for the sales and marketing of our products in Spain and Portugal and certain servicing of our products for those countries.  In 2010, we opened a subsidiary in Japan, which is responsible for the sales and marketing and certain servicing of our products in Japan.  In 2008, we opened a subsidiary in Australia, which oversees the sales and marketing of our products in Australia and New Zealand and provides certain servicing of our products for those countries. In 2007, we opened a subsidiary in The Netherlands, which coordinates various sales and marketing activities in Europe, the Middle East, and Africa as well as provides certain servicing of our products for those regions.  In our Consumer Product segment, we currently sell in the United States through cable television shopping, high end department stores, online retailers, physician's offices, spas, and direct through our website.  We have also recently established distributors in Europe, Singapore and South Korea.  In the fourth quarter of 2012, we substantially reduced our consumer selling and marketing expenses as we actively seek to align ourselves with a worldwide consumer-based distributor or multiple distributors.  We have engaged an investment banker to assist us in identifying and negotiating an arrangement with a distributor that has the network and skills to market and distribute our consumer technology.
The following table shows percentages of our Professional Product segment's product revenues during each of the last three fiscal years by geographic region:

Year ended December 31,	2012	2011	2010

North America	56%	55%	54%
Europe	21%	18%	22%
Middle East	7%	7%	4%
Australia	5%	5%	6%
Japan	4%	3%	4%
Asia / Pacific Rim	4%	6%	3%
South and Central America	3%	6%	7%
Total	100%	100%	100%

In 2012, 95% of Consumer Product segment revenues were derived from sales in the United States and 5% were from Europe.  In 2011, all Consumer Product segment revenues were derived from sales in the United States.
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

We depend and expect to continue in the future to depend upon a number of outside suppliers for components used in our manufacturing process. Most of our components and raw materials are available from a number of qualified suppliers, with the exception of some components which are available from single suppliers.  We depend exclusively on single source suppliers for scanner subassemblies and diode laser subassemblies, which we use in the manufacturing of our PaloVia Skin Renewing Laser and for diode laser subassemblies, which we use in the manufacture of our Aspire® body sculpting system with SlimLipo™ handpiece.  To date, we have been able to obtain adequate supplies of scanner and diode laser subassemblies from our third party suppliers in a timely manner. However, if our suppliers are unable to meet our requirements on a timely basis, production could be interrupted until an alternative source of supply is obtained. We believe that over time alternative component and subassembly manufacturers and suppliers can be identified if our current third party manufacturers and suppliers fail to fulfill our requirements.  In October of 2012, our supplier of scanner subassemblies for the PaloVia laser filed for bankruptcy.  We believe the remaining inventory level that we have of the scanner subassemblies is sufficient to accommodate our manufacturing the PaloVia laser into late 2013.   In the future, if we are able to partner with a consumer-based distributor, we will need to find another supplier or re-design the PaloVia laser such that the component is no longer necessary.  Once we run out of inventory of this single source supplier component, we may not be able to continue to manufacture the PaloVia laser.  See "Item 1A. Risk Factors."
Our business is seasonal, and revenues in our fourth fiscal quarter are typically higher than in other quarters.  We believe this seasonality is primarily attributable to the availability of federal tax incentives available to our professional customers under the U.S. internal revenue code that allow them to accelerate depreciation of equipment and machinery in the year of purchase, which we believe creates an incentive for our professional customers to purchase our products at the end of the year.  Revenues in our third fiscal quarter are typically lower than in other quarters due to seasonal holiday and vacation schedules.
Patents and Licenses
Our success and ability to compete are dependent on our ability to develop and maintain proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patents, trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We are presently the exclusive licensee and the non-exclusive licensee of several United States patents as well as corresponding foreign patents and pending applications owned by MGH, and we are the joint owner with MGH and, in some cases, the exclusive licensee, of other United States patents as well as corresponding United States pending applications and foreign patents and pending applications. In addition, we are the sole owner of over twenty-five United States patents as well as many corresponding and non-corresponding United States pending applications and foreign patents and pending applications. We also have rights to other patents under exclusive and non-exclusive licenses. In November 2008, we entered into a Non-Exclusive Patent Cross-License Agreement with Reliant Technologies, Inc. (now Solta Medical, Inc.) under which Reliant granted to us non-exclusive licenses and other intellectual property rights in the professional field to certain fractional technology owned and licensed by Reliant. Similarly, we granted to Reliant non-exclusive licenses and other intellectual property rights in the professional field to certain of our fractional technology. In addition to the license agreement, in November 2008, together with MGH and Reliant, we announced the formation of a Fractional Technology Open Patent Program ("F-TOPP") to offer licenses to third parties in the professional field to several key patent families in the fractional space.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology is difficult. Litigation may be necessary to enforce intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our proprietary rights could have a material adverse effect on our business, operating results, and financial condition.

Our management believes that none of our current products infringe upon valid claims of patents owned by third parties of which we are aware. However, there have been claims made against us and there can be no assurance that third parties will not make further claims of infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. (For more information about our patent litigation, see "Item 3. Legal Proceedings" and Note 6 to our consolidated financial statements included in this annual report on Form 10-K.)
Backlog
Generally, we do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.
Competition
The Professional Product segment in which we are engaged is subject to intense competition and rapid technological change. Our competitors include: Cutera, Inc., Cynosure, Solta, Syneron, Inc. (which merged with Candela Corporation in January 2010) ("Syneron"), Lumenis, Inc., Alma, Inc. and other smaller competitors. The Consumer Product segment in which we have entered is also expected to have intense competition. Currently our only consumer product, the PaloVia® Skin Renewing Laser®, is the only product of its kind on the market in the United States, but other companies, namely Philips Electronics and Tria, sell similar products outside the United States, and, we believe, they are seeking FDA clearance to sell those products in the United States.  In addition, in July 2012, Cynosure received FDA clearance to market a similar product in the United States.  Cynosure developed this product with Unilever, a global consumer goods company, which is expected to commercially launch the product in 2013.  Other competitors of ours have also announced their intention to enter the Consumer Product segment. Some of our competitors have greater financial, marketing, and technical resources than we have. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to ours. We expect that there may be further consolidation of companies within the light-based aesthetic treatment industry via acquisitions, partnering arrangements or joint ventures. We compete primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service. To remain competitive, we will be required to continue to develop new products and periodically enhance our existing products.
Food and Drug Administration Regulations
All of our current products are light-based devices, which are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution, and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA. The types of medical devices that we seek to market in the United States generally must receive either "510(k) clearance" or "PMA approval" in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market and failure to do so could adversely affect our ability to sell products.
Number of Employees

As of December 31, 2012, we employed approximately 250 people.  We are not subject to any collective bargaining agreements, have not experienced a work stoppage, and consider our relations with our employees to be good.

Available Information

Our internet site is www.palomarmedical.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. You can access our Investor Relations webpage through our internet site by clicking on the "Investors" link under "About Palomar". We make available free of charge, on or through our Financial Information webpage, under the "SEC Filings" link, our proxy statements, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act. We have also made our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee available through our internet site on our "Corporate Governance" page found by clicking on the "Investors" link under "About Palomar".

Item 1A. Risk Factors
Disruptions which began in 2008 in the global economy, the financial markets, and currency markets, as well as government responses to these disruptions, continue to adversely impact our business and results of operations.

A slowdown in economic activity caused by the recession has reduced worldwide demand for our products.  The general economic difficulties being experienced by our customers, reduced consumer demand for our procedures, the lack of availability of consumer credit for some of our customers, and the general reluctance of many of our current and prospective customers to spend significant amounts of money on capital equipment during these unstable economic times are adversely affecting the market in which we operate.  Our total revenues declined by 29%, 31%, and 22% from 2007 to 2008, 2008 to 2009, and 2011 to 2012 (revenues in 2011 includes $29.8 million of royalty revenues from the settlement of the Candela/Syneron litigation described in "Item 3. Legal Proceedings"), respectively. Our total revenues increased by 5% from 2009 to 2010 and 62% from 2010 to 2011 (revenues in 2011 includes $29.8 million of royalty revenues from the settlement of the Candela/Syneron litigation mentioned above), but they may not continue to increase in future years.

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

The severity of the European sovereign debt crisis has caused the price of the euro to fluctuate widely over the past several years, and volatility increased in 2011 and 2012 due in part to concerns over the sovereign debt levels of certain European Union members (e.g. Greece, Ireland, Portugal) and the value of the euro.  Approximately 18% and 21% of our Professional Product segment's product revenues in 2011 and 2012, respectively, were from European countries, most of them affected by the euro.  A continued crisis could adversely impact our business and results of operations.

We may not be successful in commercializing home-use, light-based devices with third parties.  Managing the development, launch and direct sales to consumers of home-use, light-based devices with third parties diverts the attention of key personnel and management from our Professional Product segment.  We may stop selling the PaloVia® Skin Renewing Laser® and may also stop manufacturing the PaloVia laser.  If our commercialization efforts are unsuccessful or we stop manufacturing the PaloVia laser, it could have a material adverse impact on our business and our stock price could fall.
At the end of 2010, we launched the PaloVia laser -- the first FDA-cleared, at-home laser clinically proven to reduce fine lines and wrinkles around the eyes.  The commercialization of a home-use, light-based device was one of our goals for many years.  Over the past two years, we have tested our PaloVia fractional laser technology in the United States in limited channels.  However, we believe managing direct sales to the consumer market distracts management's attention and diverts corporate resources from our Professional Product segment.
In the fourth quarter of 2012, we substantially reduced our consumer selling and marketing expenses as we actively seek to align ourselves with a worldwide consumer-based distributor or multiple distributors.  We have engaged an investment banker to assist us in identifying and negotiating an arrangement with a distributor that has the network and skills to market and distribute our consumer technology. If we do not find a consumer-based distributor, we will be unable to achieve substantial revenue.
Even if we find a consumer-based distributor, our ability to achieve significant revenues may be adversely affected by difficulties or delays in bringing home-use, light-based devices to market and keeping them on the market, the inability to obtain or enforce intellectual property protection, market acceptance of our new products, adverse events, product changes and high rates of customer returns. In addition, we face significant competition, including from companies that are much larger and better funded than us.  Currently the PaloVia laser is the only product of its kind on the market in the United States, but other companies, namely Philips Electronics and Tria, sell similar products outside the United States and we believe are seeking FDA clearance to sell such products in the United States.  In addition, in July 2012, Cynosure received FDA clearance to market a similar product in the United States.  Cynosure developed this product with Unilever, a global consumer goods company, which is expected to commercially launch the product in 2013.  Competing against such systems will be difficult. Other competitors have publicly announced their intent to enter the consumer market.  Significant resources and the attention of key personnel and management have been and will likely continue to be directed to the development and commercialization of home-use devices.  There are no guarantees that the PaloVia laser or any future home-use products will prove to be commercially successful or that Palomar will continue to manufacture, sell or distribute such devices.

In addition, the consumer product market is known for high rates of product returns and we have experienced high rates of product returns since our entrance into the consumer product market.  The consumer product market is also known for product liability lawsuits.  While we have not yet been subject to such lawsuits, if we were to be sued, litigation is unpredictable and we may not prevail in successfully defending our position. If we do not prevail in such litigation, we may be ordered to pay substantial damages. In addition, following litigation loss or an increase in adverse events or other problems among consumers, we could also decide to stop manufacturing, selling or distributing such products.  Even if we prevail in litigation, significant legal costs and the distraction of management could negatively impact our business, results of operations and financial position.
We have limited experience manufacturing the PaloVia® Skin Renewing Laser® and consumable PaloVia Gel in commercial quantities, which could adversely impact our business.
We began manufacturing our PaloVia laser and consumable PaloVia Gel during the second half of 2010. Because we have only limited experience in manufacturing in commercial quantities, we may encounter unforeseen situations that would result in delays or shortfalls. We face significant challenges and risk in manufacturing the PaloVia laser and consumable PaloVia Gel, including that production processes may have to change to accommodate any significant future expansion of our manufacturing operations and growth; key components are currently provided by single suppliers or a limited number of suppliers, and we do not maintain large inventory levels of these components; and we have limited experience manufacturing the PaloVia laser and consumable PaloVia Gel in compliance with FDA's Quality System Regulation.  In October of 2012, one such single supplier filed for bankruptcy.  We believe the remaining inventory level we have of the component provided by this supplier is sufficient to accommodate our manufacturing the PaloVia laser into late  2013.  In the future, if we are able to partner with a consumer-based distributor, we will need to find another supplier or re-design the PaloVia laser such that the component is no longer necessary.  Once we run out of inventory of this single source supplier component, we may not be able to continue to manufacture the PaloVia laser.  If we are unable to keep up with demand for the PaloVia laser and consumable PaloVia Gel, our revenue could be impaired, market acceptance for the PaloVia laser and consumable PaloVia Gel could be adversely affected and our customers might instead purchase competitors' products.

We have limited experience in operating in the consumer medical device market, which could adversely impact our business.
We entered the consumer medical device market in the fourth quarter of 2010.  Our limited experience in operating in this market has resulted in losses to date and could continue to negatively impact our business.  We are selling our consumer medical device through new channels of distribution in which management does not have a significant amount of experience.  Additionally, we are actively seeking to align ourselves with a worldwide consumer-based distributor or multiple distributors.  We have engaged an investment banker to assist us in identifying and negotiating an arrangement with a distributor that has the network and skills to market and distribute our consumer technology.  In operating in the consumer medical device market, we may encounter actual or perceived product quality, safety, or reliability problems, significant changes in consumer demand, high levels of product returns, and product liability issues which would divert management's attention from our core business.  Entering the consumer medical device market has presented management with new accounting issues related to revenue recognition and estimating customer return rates at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  These accounting issues have warranted considerable management attention and additional accounting issues related to the consumer medical device market could divert management's attention from our core business.

Our Aspire system with SlimLipo handpiece requires the use of consumable treatment tips and fiber delivery assemblies.  These products could fail to generate significant revenue or achieve market acceptance.

      In 2009, we completed the launch of the Aspire body sculpting system and SlimLipo handpiece.  The SlimLipo handpiece is our first minimally invasive product and provides laser-assisted lipolysis.  The SlimLipo handpiece requires the use of consumable, single-use treatment tips and a limited-use fiber delivery assembly.  The future success of the Aspire system will depend on a number of factors, including our ability to increase and maintain sales of the Aspire system with SlimLipo handpiece as well as the consumable components.  Several competing systems also require the use of consumable components.  Other competing systems either do not require the use of consumable components or their consumable components allow for more usage before needing to be replaced.  Competing against such systems may be more difficult.

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
If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients or clients.  Furthermore, in the event that any of our products prove to be defectively designed and manufactured, we may be required to recall and redesign such products. Misusing our products or failing to adhere to operating guidelines for our products can cause severe burns or other damage to the eyes, skin or other tissue. We are routinely involved in claims related to the use of our products. In the medical device industry there has been an increase in lawsuits filed against manufacturers where plaintiffs are alleging liability based on relatively new strategies.  For example, a lawsuit was filed against us alleging negligence based on our selling to entities and training individuals not permitted to purchase or use our products.  As another example, lawsuits have been filed against our competitors and may be filed against us for failure to sufficiently train in the use of products or training in off-label treatments not covered by the FDA clearance for such products, even where such training is provided by third parties.  In addition, a lawsuit has been filed against us and other lawsuits against competitors claiming involvement of sales representatives, other employees or consultants in the operation of the devices when the treatment was provided.  Our new product the Skintel™ Melanin Reader™ works with our Palomar Icon™ System and Vectus™ system to provide suggested test spot settings based on how much melanin is in an individual's skin.  Though this information is meant to assist clinicians and not to replace their judgment, plaintiffs may allege otherwise.  Thus, the launch of the Skintel Melanin Reader may increase the number of lawsuits filed against us.  Product liability claims could divert management's attention from our core business, be expensive to defend and result in sizable damage awards against us. Our current insurance coverage may not be sufficient to cover these claims. Moreover, in the future, we may not be able to obtain insurance in amount or scope sufficient to provide us with adequate coverage against potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. We would need to pay any product losses in excess of our insurance coverage out of cash reserves, harming our financial condition and adversely affecting our operating results.

Our products are subject to numerous medical device regulations. Compliance is expensive and time-consuming. Without necessary clearances, we may be unable to sell products and compete effectively.

All of our current products are subject to FDA regulations for clinical testing, manufacturing, labeling, sale, distribution and promotion. Before a new product or a new use of or claim for an existing product can be marketed in the United States, we must obtain clearance from the FDA.  In the event that we do not obtain FDA clearances, our ability to market products in the United States and revenue derived therefrom may be adversely affected.  The types of medical devices that we seek to market in the U.S. generally must receive either "510(k) clearance" or "PMA approval" in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process can be expensive and usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer from the time the pre-market approval application is submitted to the FDA until an approval is obtained.

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

Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements that our facility be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and we must maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.

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
We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. Because some of our products involve the use of lasers, those products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products as well as incorporating certain safety features in the design of laser products. The FDA enforces the Quality System Regulation and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections.  The complexity of the Quality System Regulation makes complete compliance difficult to achieve. Also, the determination as to whether a Quality System Regulation violation has occurred is often subjective. If the FDA finds that we have failed to comply with the Quality System Regulation or other applicable requirements or failed to take satisfactory corrective action in response to an adverse Quality System Regulation inspection or comply with applicable laser performance standards, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as fines, injunctions, criminal and civil penalties, recall or seizure of our products, operating  restrictions, partial suspension, or total shutdown of our production, refusing to permit the import or export of our products, delaying or refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted or criminal prosecution, any of which could cause our business and operating results to suffer.

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

Healthcare policy changes, including recently passed healthcare reform legislation, may have an adverse effect on our business, results of operations, and cash flows.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010.  As a U.S. headquartered company with significant sales in the U.S., this healthcare reform law may materially impact us. Certain provisions of the law will not be effective until 2014 and 2015 and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood. As currently enacted, the law imposes on medical device manufacturers an excise tax of 2.3% on U.S. sales of Class I, II and III medical devices beginning January 1, 2013. We are subject to this excise tax.  In 2012, U.S. product revenues accounted for 48% of our professional product revenues and, therefore, this tax burden may have a material, negative impact on our results of operations and cash flows. Additionally, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that increase the cost of selling medical devices could adversely affect our business, results of operations, and cash flows.

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

      We anticipate we will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is "more-likely-than-not" the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.

We may also be subject to state regulations.   State regulations, and changes to state regulations, may prevent sales to particular end users or may restrict use of professional products to particular end users or under particular supervision which may decrease revenues or prevent growth of revenues.

Our Professional Products segment's products may also be subject to state regulations. Federal regulation allows our professional products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance.  As a result, in some states, non-physicians may purchase and operate our professional products. In most states, it is within a physician's discretion to determine whom they can supervise in the operation of our professional products and the level of supervision.  However, some states have specific regulations as to appropriate supervision and who may be supervised.  A state could disagree with our decision to sell to a particular type of end user, change regulations to prevent sales or restrict use of our professional products to particular types of end users or change regulations as to supervision requirements.  In several states, applicable regulations are in flux.  Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

Because we do not require training for all users of our products, and sell our products to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business.
               Federal regulations allow us to sell our Professional Products segment's products to or on the order of practitioners licensed by the states. The definition of "licensed practitioners" varies from state to state. As a result, our professional products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products.  Our products come with an operator's manual.  We and our distributors offer professional product training sessions, but neither we nor our distributors require purchasers or operators of our products to attend training sessions. The lack of required training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.
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

The commercial success of the Professional Product segment's products and technology we develop will depend upon the acceptance of these products by providers of aesthetic procedures and their patients and clients.  The commercial success of the consumer products and technology we develop will depend on the acceptance of these products by consumers.  It is difficult for us to predict how successful recently introduced products, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results could suffer.

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

                We develop light-based systems that incorporate third-party components and we purchase some of these components from small, specialized vendors that are not well capitalized. We do not have long-term contracts with some of these third parties for the supply of parts.  With regard to single source suppliers, we use scanner subassemblies and diode laser subassemblies to manufacture our PaloVia® Skin Renewing Laser®, we use diode laser subassemblies to manufacture our Aspire® body sculpting system with SlimLipo™ handpiece, and we use diode laser bars to manufacture our Vectus™ Laser.  We depend exclusively at this time on sole source suppliers for these components, and although alternative suppliers exist, they could take months to qualify and implement.  The scanner and diode laser subassemblies and laser diode bars are important to our business.  A disruption in the delivery of these key components, or our inability to obtain substitute components or subassemblies from alternate sources at acceptable prices in a timely manner, or our inability to obtain assembly or testing services could prevent us from manufacturing products and result in a decrease in revenue.  In October 2012, the supplier of the scanner subassembly for the PaloVia laser filed for bankruptcy.  We believe the remaining inventory level we have of the component provided by this supplier is sufficient to accommodate our manufacturing the PaloVia laser into late 2013.  In the future, if we are able to partner with a consumer-based distributor, we will need to find another supplier or re-design the PaloVia laser such that the component is no longer necessary.  Once we run out of inventory of this single source supplier component, we may not be able to continue to manufacture the PaloVia laser.  We depend on an acceptable level of reliability for purchased components.  Reliability below expectations for key components could have an adverse effect on inventory and inventory reserves.  Any extended interruption in our supplies of third-party components could materially harm our business.

New regulations related to "conflict minerals" may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which is effective for 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation.  We are currently investigating the use of conflict materials within our supply chain.

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
                    We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Tria Beauty, Inc. and Asclepion Laser Technologies GmbH ("Asclepion") and intend to enforce our intellectual property rights against other competitors in the future.  We do not know how successful we will be in asserting our patents against Tria, Asclepion or other suspected infringers.  Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management's attention away from our core business. Public announcements concerning these lawsuits that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in these lawsuits could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see "Item 3. Legal Proceedings.")

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
Unanticipated changes in our tax rates could affect our future results of operations.  Our future effective tax rates could be unfavorably affected by changing interpretations of existing tax laws or regulations, changes in estimates of prior years' items, changes in our deferred tax assets and related valuation allowances, future levels of research and development spending, stock option grants, deductions for employee stock option exercises being different than what we projected, and changes in overall levels of income before taxes.
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

Although we have generated profits during the periods of 2002 to 2007, in the third quarter of 2011, the full year of 2011, and in the fourth quarter of 2012, we have incurred losses from 2008 through the second quarter of 2011, as well as in the fourth quarter of 2011 and the full year of 2012, and have a history of losses.  We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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
As of December 31, 2012, we held approximately $1.0 million of auction-rate securities ("ARS"). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of December 31, 2012 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At December 31, 2012, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive (loss) income. The recovery of these investments is based upon market factors which are not within our control. As of December 31, 2012, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.
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

As we conduct transactions online directly with customers and perform other processes necessary to operate our business, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our customers. In addition, we are collecting third party information, including personal information and credit card information. We take measures to protect and safeguard our third party data from unauthorized access or disclosure. Despite our best efforts, it is possible that our security controls over third party data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of third party information (including personally identifiable information) could harm our reputation, compel us to comply with disparate state breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our company does not adequately protect the privacy of personal information could result in a loss of current or potential customers for our online offerings that require the collection of customer data. Our key business partners also face these same risks and we have no control over their security measures.  Any security breaches of these key business partners' systems could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues.

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

                Our Second Restated Certificate of Incorporation and our Second Amended and Restated By-laws contain provisions that could discourage takeover attempts or make more difficult the acquisition of a substantial block of our common stock. Our By-laws require a stockholder to provide to our Secretary advance notice of director nominations and business to be brought by such stockholder before any annual or special meeting of stockholders, as well as certain information regarding such nomination and/or business, the stockholder and others known to support such proposal and any material interest they may have in the proposed business. They also provide that a special meeting of stockholders may be called only by the chairman of the board of directors, the affirmative vote of a majority of the board of directors or the chief executive officer. These provisions could delay any stockholder actions that are favored by the holders of a majority of our outstanding stock until the next stockholders' meeting. In addition, the board of directors is authorized to issue shares of our common stock and preferred stock that, if issued, could dilute and adversely affect various rights of the holders of common stock and, in addition, could be used to discourage an unsolicited attempt to acquire control of us.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 may limit the ability of stockholders to approve a transaction that they may deem to be in their best interests. These provisions of our Second Restated Certificate of Incorporation, Second Amended and Restated By-laws and the Delaware General Corporation Law could deter certain takeovers or tender offers or could delay or prevent certain changes in control or our management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price.

In April 1999, we adopted a shareholder rights agreement or "poison pill."  This is intended to protect shareholders from unfair or coercive takeover practices. On October 28, 2008, we amended and restated the April 1999 shareholder rights agreement to (i) extend the expiration date to October 28, 2018, (ii) increase the purchase price to $200.00, (iii) amend the definition of "Acquiring Person" to exclude a "Person" qualified to file Schedule 13G as provided in the definition, (iv) amend the recitals to take account of the "Recapitalization" that occurred May 7, 1999, and (v) make any other additional changes deemed necessary.  For more information, please see the Amended and Restated Rights Agreement dated October 28, 2008 filed as an exhibit to our Current Report on Form 8-K filed October 31, 2008.

Any acquisitions that we make could disrupt our business and harm our financial condition.

From time to time, we evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Any acquisition we pursue could diminish our cash available to us for other uses or be dilutive to our stockholders, and could divert management's time and resources from our core operations.

Our stock price may be volatile.

Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	acceptance and success of new products or technologies;
•	the success of competitive products or technologies;
•	regulatory developments in the United States and foreign countries;
•	developments or disputes concerning patents or other foreign countries;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in our industry and issuance of new or changed securities analyst's reports or recommendations; and general economic, industry and market conditions.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, which has approximately 130,000 square feet of office, manufacturing, and research space, is located in Burlington, Massachusetts.

As of December 31, 2012, we also lease the following space as office and service space for our foreign subsidiaries.  These foreign subsidiaries only sell products and services through our Professional Product segment.

Location	Lease Expiration	Square Footage

The Netherlands	April 2013	1,700
Australia	April 2014	1,140
Japan	April 2014	2,150
Germany	April 2014	1,850
Spain	December 2013	4,400

We believe that all facilities are in good condition and are suitable and adequate for our current operations.

Item 3. Legal Proceedings
Candela Corporation, Massachusetts Litigation

On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (acquired in 2010 by Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we and MGH alleged that certain Candela products, which use laser and lamp technology for hair removal willfully infringe U.S. Patent Nos. 5,735,844 (the "'844 patent") and 5,595,568 (the "'568 patent"), which are exclusively licensed to us by MGH.

On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to the '844 patent and the '568 patent and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to U.S. Patent Nos. 6,743,222 and 5,312,395 and U.S. and foreign counterparts for professional laser- and lamp-based systems.  Under the second Agreement, Palomar agreed to grant to Syneron and affiliates a non-exclusive, royalty bearing, license in the United States to the '844 patent and the '568 patent for consumer home-use lamp-based hair removal products.  Syneron agreed to pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar was to receive a royalty-free license to certain Syneron and Candela patents.  In accordance with the second Agreement, in June 2012, Palomar and Syneron and Candela entered into a Non-Exclusive Patent License in the Consumer Field, effective September 15, 2011.

On August 9, 2006, Candela commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief.  During the course of the lawsuit, Candela alleged that certain of our products infringed U.S. Patent No. 6,743,222 (the "'222 patent") which is directed to acne treatment, and U.S. Patent No. 5,312,395 (the '395 patent) which is directed to treatment of pigmented lesions.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements under which, among other provisions, Candela and Syneron granted to Palomar a royalty-free license to the '222 patent and the '395 patent and U.S. and foreign counterparts.

Syneron, Inc., Massachusetts Litigation

On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we alleged that certain Syneron products, which use light-based technology for hair removal, willfully infringe the '568 patent and the '844 patent, which are exclusively licensed to us by MGH.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to the '844 patent and the '568 patent and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to certain Candela patents.  Under the second Agreement, Palomar agreed to grant to Syneron and affiliates a non-exclusive, royalty bearing license in the United States to the '844 patent and the '568 patent for consumer home-use lamp-based hair removal products.  Syneron agreed to pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar was to receive a royalty-free license to certain Syneron and Candela patents.  In accordance with the second Agreement, in June 2012, Palomar and Syneron and Candela entered into a Non-Exclusive Patent License in the Consumer Field, effective September 15, 2011.

Tria Beauty, Inc., First Massachusetts Litigation

On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the '844 patent, which is exclusively licensed to us by MGH.  Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  We filed a reply denying the material allegations of the counterclaims.  On September 21, 2009, following successful re-examination of the '568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the '568 patent, which is also exclusively licensed to us by MGH.  Our motion also included adding MGH as a plaintiff in the lawsuit.  A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and we received what we consider to be a favorable ruling on October 13, 2010.  On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct.  The parties are in discovery.  No trial date has yet been set.

Tria Beauty, Inc., Second Massachusetts Litigation

On May 22, 2012, we commenced an action for patent infringement against Tria Beauty, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 8,182,473 (the "'473 patent").  On July 16, 2012, Tria answered the complaint denying that its products infringe valid claims of the '473 patent and filing counterclaims seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  Tria's answer further included purported counterclaims of violation of Massachusetts General Laws Chapter 93A and abuse of process, seeking damages "in excess of $75,000, exclusive of interest and costs." We have filed a response to Tria's answer denying and asserting defenses to Tria's purported counterclaims.  On December 20, 2012, we filed a second amended complaint which further alleges that the Tria System infringes U.S. Patent Nos. 8,328,794 and 8,328,796.  On January 13, 2013, Tria answered the second amended complaint denying that its products infringe valid claims of the asserted patents and filing counterclaims seeking a declaratory judgment that the asserted patents are not infringed, are invalid and not enforceable.  On February 14, 2013, we filed a response to Tria's answer denying and asserting defenses to Tria's purported counterclaims.

Asclepion Laser Technologies GmbH, German Litigation

On October 13, 2010, we commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief.  The complaint alleged that Asclepion's MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Numbers 5,595,568 and 5,735,844.  On October 29, 2010, Asclepion asked the court to stay its proceedings until a final decision is rendered by the Court of Rome in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation below) and until a final decision in the opposition proceedings is rendered by the European Patent Office.  On December 16, 2010, Asclepion filed an intervention to the opposition appeal proceedings concerning patent EP 0 806 913 requesting that the patent be revoked in its entirety.  On January 20, 2011, we agreed to Asclepion's request for a stay of this lawsuit.  On January 31, 2011, the District Court of Düsseldorf stayed this lawsuit until a final decision is rendered by the Court of Rome in Italy.

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

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently traded on the NASDAQ Global Select Market under the symbol PMTI. The following table sets forth the high and low sales prices of our common stock, as reported on the NASDAQ Global Select Market, for the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

	Fiscal Year 2011
	High	Low
Quarter ended March 31, 2011	$16.48	$13.33
Quarter ended June 30, 2011	16.01	9.65
Quarter ended September 30, 2011	11.81	7.31
Quarter ended December 31, 2011	9.36	7.50

	Fiscal Year 2012
	High	Low
Quarter ended March 31, 2012	$11.04	$9.03
Quarter ended June 30, 2012	9.75	7.99
Quarter ended September 30, 2012	9.65	7.83
Quarter ended December 31, 2012	9.35	7.18

As of March 11, 2013, we had 2,739 holders of record of common stock.  This does not include holdings in street or nominee names.

We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future.  We intend to retain substantially all earnings to finance our operations.  On November 16, 2012, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to 1.5 million shares of our common stock.  This stock repurchase program expires the earlier of November 15, 2013 or a determination by the Board to discontinue such repurchases.  As of December 31, 2012, we had repurchased 160,407 shares of common stock at an average price of $8.70 per share under this program.  We may buy back additional shares of our common stock on the open market from time to time.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program (1)
October 1, 2012 through October 31, 2012	-	$-	-	1,500,000
November 1, 2012 through November 30, 2012	57,304	8.40	57,304	1,442,696
December 1, 2012 through December 31, 2012	103,103	8.90	103,103	1,339,593
Total	160,407	$8.70	160,407	1,339,593

                    (1)  On November 16, 2012, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to 1.5 million shares of our common stock.

Performance Graph
The following graph compares our cumulative total stockholder return (common stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Stock Market Total Return Index and the NASDAQ Medical Devices Stocks Index.
Comparison of Five Year Cumulative Total Return *
Palomar Medical Technologies, Inc., NASDAQ Stock
 Market Total Return, and NASDAQ Medical Devices Stocks

	For the years ended December 31,
	2007	2008	2009	2010	2011	2012
Palomar Medical Technologies, Inc.	$100	$75	$66	$93	$61	$60
NASDAQ Stock Market Total Return	$100	$61	$88	$104	$105	$124
NASDAQ Medical Devices Stocks	$100	$54	$79	$84	$96	$107

* Hypothetical $100 invested on December 31, 2007 in Palomar Medical Technologies, Inc. Stock, NASDAQ Stock Market Total Return Index, and NASDAQ Medical Devices Stock Index, assuming reinvestment of dividends, if any.
The information included under the heading "Performance Graph" in Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data for each of the last five fiscal years. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report on Form 10-K. The historical results are not necessarily indicative of the future results of operations.
	For the years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Professional product revenues	$55,431	$44,429	$38,269	$34,134	$55,650
Consumer product revenues	3,086	3,554	-	-	-
Service revenues	13,868	15,135	15,248	14,711	13,729
Royalty revenues	6,888	38,097	5,898	4,891	10,520
Funded product development revenues	-	-	-	1,835	2,434
Other revenues	1,300	2,222	4,306	5,000	5,248
Total revenues	80,573	103,437	63,721	60,571	87,581

Costs and expenses:
Cost of professional product revenues	22,350	18,179	14,697	13,557	17,858
Cost of consumer product revenues	6,581	3,267	-	-	-
Cost of service revenues	6,208	6,838	5,835	7,112	7,360
Cost of royalty revenues	2,755	14,420	2,359	1,956	4,208
Research and development	10,299	15,644	15,458	14,679	17,693
Selling and marketing	27,482	25,624	20,013	19,337	23,340
General and administrative	10,889	8,728	14,550	11,254	20,516
Total cost and expenses	86,564	92,700	72,912	67,895	90,975

(Loss) income from operations	(5,991)	10,737	(9,191)	(7,324)	(3,394)

Interest income	345	1,096	422	760	3,633
Other (loss) income, net	(40)	(299)	297	544	(297)

(Loss) income before income taxes	(5,686)	11,534	(8,472)	(6,020)	(58)

Provision for income taxes	485	4,106	303	4,439	10

Net (loss) income	$(6,171)	$7,428	$(8,775)	$(10,459)	$(68)

Net (loss) income per common share:
Basic	$(0.33)	$0.40	$(0.47)	$(0.58)	$-
Diluted	$(0.33)	$0.39	$(0.47)	$(0.58)	$-

Weighted average number of common shares outstanding:

Basic	18,864	18,696	18,549	18,095	18,161
Diluted	18,864	18,942	18,549	18,095	18,161

	As of December 31,
	2012	2011	2010 (restated)	2009	2008
Consolidated Balance Sheet Data:			(In thousands)
Cash and cash equivalents	$55,116	$63,077	$55,099	$81,948	$122,601
Short-term investments	33,058	24,740	34,017	25,000	-
Working capital	106,951	99,509	90,913	107,812	129,703
Marketable securities and other investments	11,533	21,269	13,850	4,024	4,487
Total assets	168,829	178,061	159,578	163,470	171,722
Debt	-	-	-	-	6,000
Total stockholders' equity	150,565	154,641	139,294	143,627	146,805

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading researcher and developer of innovative aesthetic light-based systems for hair removal and other cosmetic procedures, including both lasers and high powered lamps.  Since our inception, we have been able to develop a differentiated product mix of light-based systems for various treatments through our research and development as well as with our partnerships throughout the world. We are continually developing and testing new indications to further the advancement in light-based treatments.
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
Financial Information
Consolidated revenues in 2012 were $80.6 million, down 22% compared to $103.4 million in 2011.  Consolidated revenues for 2011 included $29.8 million in royalty revenues as a result of the settlement of the Candela/Syneron litigation.  Total 2012 revenues were up 9%, over total 2011 revenues, which were $73.7 million, excluding the patent litigation settlement in 2011.  North American and international professional product revenues were up 26% and 23%, respectively over 2011.  Professional product revenues gross margin improved to 60% in 2012 from 59% in 2011.  We had net loss of $6.2 million, or $0.33 per share, in 2012 compared to net income of $7.4 million, or $0.39 per diluted share in 2011.  The patent litigation settlement with Candela and Syneron positively affected 2011 net income by $16.5 million.
We generate revenues from the sales of our professional and consumer products, sales made from customer services, royalty payments received from our competitors, and non-exclusive technology rights payments.  The following table provides revenue percentage data for the years ended December 31, 2012, 2011, and 2010:

Year ended December 31,	2012	2011	2010

Professional product revenues	69%	43%	60%
Consumer product revenues	4%	3%	0%
Service revenues	17%	15%	24%
Royalty revenues	9%	37%	9%
Other revenues	1%	2%	7%
Total revenues	100%	100%	100%

Geographic Information
We sell our Professional Product segment's products directly in North America, Australia, Canada, Japan, Germany, and Spain and use distributors to sell our products in other countries where we do not have a direct presence. The following table provides the Professional Product segment's product revenue data by geographical region for the years ended December 31, 2012, 2011, and 2010:

Year ended December 31,	2012	2011	2010

North America	56%	55%	54%
Europe	21%	18%	22%
Middle East	7%	7%	4%
Australia	5%	5%	6%
Japan	4%	3%	4%
Asia / Pacific Rim	4%	6%	3%
South and Central America	3%	6%	7%
Total	100%	100%	100%

In 2012, 95% of Consumer Product segment revenues were derived from sales in the United States and 5% were from Europe.  In 2011, all Consumer Product segment revenues were derived from sales in the United States.
As of December 31, 2012 and 2011, we had $99.7 million and $109.1 million, respectively, of cash, cash equivalents, short-term investments, and marketable securities and other investments.  Our stockholders' equity decreased year over year, mainly driven by our $6.2 million net loss. Our current ratio (defined as current assets divided by current liabilities) is 8.6x, up from 6.1x at the end of 2011.  At December 31, 2012, we had no debt outstanding.
Critical accounting policies
Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, available for sale and marketable securities valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission ("SEC") guidance on revenue recognition. The SEC's guidance requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We generally recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any estimated return and applicable warranty costs expected to be incurred.
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
Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions and includes an expiration date on the upgrade option. In accordance with Accounting Standards Update ("ASU") No. 2009-13, Multiple-Delivery Revenue Arrangements (ASU 2009-13), we defer the estimated selling price ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.
Revenues from the sale of service contracts are deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with ASU 2009-13, based on the estimated selling price of each element. In accordance with ASU 2009-13, we use vendor-specific objective evidence ("VSOE"), if available, to determine the selling price of each element.  If VSOE is not available, we use third-party evidence ("TPE") to determine the selling price.  If TPE is not available, we use our best estimate to develop the estimated selling price.
We recognize royalty revenue from licensees upon receipt of cash payments since the royalty amounts generally are not determinable at the end of each quarter. Licensees are obligated to make payments to us between 30 and 45 days after the end of each quarter. If at the end of a quarter royalty revenue from licensees are determinable, we record royalty revenue during the period earned. Periodically, as we sign on new licensees, we recognize back-owed royalties in the period in which it is determinable and earned. We have the right under our license agreements to engage independent auditors to review the royalty calculations. The amounts owed as a result of these audits may be higher or lower than previously recognized.

We have other revenues which consist of quarterly technology transfer payments ("TTP Quarterly Payment" as defined in the License Agreement with The Proctor & Gamble Company ("P&G")). TTP Quarterly Payments were being made by P&G during the term of the License Agreement up to and including the quarter in which P&G launched the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments are based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset.  On December 9, 2010, we announced an amendment to the License Agreement with P&G and Gillette. The amendment provided for additional funding from each company to meet the common goal of a successful product launch. The amendment did not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio or of its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch calendar quarterly payments from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched. P&G was to apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.   The payments under the amended license agreement were being recognized ratably through the expected launch term.  During the second quarter of 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million. Starting in the third quarter of 2012 and going forward, P&G has made and will continue to make post-launch TTPs based on a percentage of net sales of its light-based hair removal product, which we will recognize in the period received.
Marketable Securities and Other Investments. Our other investments primarily consisted of corporate bonds, U.S. agency bonds, and U.S. Treasuries and were classified as held-to-maturity securities.  These other investments are recorded at amortized cost.  The amortized cost of these investments approximates fair market value.
Marketable securities, which primarily consist of auction-rate preferred securities and auction-rate municipal securities are classified as "marketable securities" under Debt and Equity Securities Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and are recorded at fair market value. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If the loss is other-than-temporary, it is separated into two amounts, one amount representing a credit loss and the other representing an impairment due to all other factors. The amount representing a credit loss is recorded in earnings, while the remaining impairment is recorded as a component of accumulated other comprehensive income (loss), as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis. We determined that the fair value of our auction-rate securities ("ARS") was temporarily impaired as of December 31, 2012 and 2011.
Accounts Receivable Reserves. Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. In establishing the appropriate provisions for customer receivable balances, we make assumptions with respect to their future collectability. Our assumptions are based on an individual assessment of a customer's credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) a customer's ability to meet and sustain their financial commitments; (b) a customer's current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once we consider all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance based on our experience in collecting these amounts. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above. We provide an additional reserve for doubtful accounts based on the aging of our accounts receivable balances, historical experiences of write-offs, and defaults.
Inventory Provisions. As a designer and manufacturer, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to record inventory provisions when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. Included in our inventory are demonstration products that are used by our sales organization. We account for such products as we do with any other finished goods item in our inventory in accordance with the review of our entire inventory. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values, and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our provisions are intended to reduce the carrying value of our inventory to its net realizable value.

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
Stock-Based Compensation. We recognize stock-based compensation expense in accordance with FASB Codification Topic regarding Stock Compensation.  This guidance requires share-based payments to employees, including grants of employee stock options, performance-based restricted stock awards, restricted stock awards, restricted stock units, and stock-settled stock appreciation rights ("SARs") to be recognized in the statement of operations based on their fair values at the date of grant.

We use the Black-Scholes option pricing model to estimate the fair value of stock option and SAR grants. Key input assumptions used to estimate the fair value of stock options and SARs include the exercise price of the award, the expected option term, the expected volatility of our stock over the option or SAR's expected term, the risk-free interest rate over the option or SAR's expected term and our expected annual dividend yield. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options or SARs granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or SAR. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and currently have no intention to pay cash dividends.
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

To value our auction-rate securities, we determined the present value of the auction-rate securities at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. As the secondary market for these investments is not currently very active or liquid, their valuation requires management's judgment.
     Income taxes. We provide for income taxes in accordance with ASC 740.  ASC 740 recognizes tax assets and liabilities for the cumulative effect of all temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     We account for uncertain tax positions following the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

We continually assess litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated.  In accordance with the FASB's guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.  In management's opinion, we are not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on our financial statements.  We believe that contingent losses associated with any of our current litigation were remote at the time of the filing and as such, we have not recorded or disclosed any material loss contingencies, or provided any disclosures, related to such litigation.
We expense patent defense costs, costs for pursuing patent infringements, and external legal costs related to intangible assets in the period in which they are incurred.

Results of operations

Year 2012 Compared to Year 2011

	2012		2011		2012 vs. 2011
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Professional product revenues	$55,431	69%	$44,429	43%	$11,002	25%
Consumer product revenues	3,086	4%	3,554	3%	(468)	(13%)
Service revenues	13,869	17%	15,135	15%	(1,266)	(8%)
Royalty revenues	6,888	9%	38,097	37%	(31,209)	(82%)
Other revenues	1,299	2%	2,222	2%	(923)	(42%)

Total revenues	80,573	100%	103,437	100%	(22,864)	(22%)

Cost and expenses:
Cost of professional product revenues	22,350	28%	18,179	18%	4,171	23%
Cost of consumer product revenues	6,581	8%	3,267	3%	3,314	101%
Cost of service revenues	6,208	8%	6,838	7%	(630)	(9%)
Cost of royalty revenues	2,755	3%	14,420	14%	(11,665)	(81%)
Research and development	10,299	13%	15,644	15%	(5,345)	(34%)
Selling and marketing	27,482	34%	25,624	25%	1,858	7%
General and administrative	10,889	14%	8,728	8%	2,161	25%

Total costs and expenses	86,564	107%	92,700	90%	(6,136)	(7%)

(Loss) income from operations	(5,991)	(7%)	10,737	10%	(16,728)	156%

Interest income	345	0%	1,096	1%	(751)	(69%)
Other loss	(40)	0%	(299)	0%	259	(87%)

(Loss) income before income taxes	(5,686)	(7%)	11,534	11%	(17,220)	149%

Provision for income taxes	485	1%	4,106	4%	(3,621)	(88%)

Net (loss) income	$(6,171)	(8%)	$7,428	7%	$(13,599)	183%

Professional product revenues. During the year ended December 31, 2012, our professional product revenues increased 25% as compared to the year ended December 31, 2011.  Throughout 2012, the aesthetic laser industry has seen some signs of improvement after being negatively affected by the downturn in the global economy in 2008.  Our 2012 professional product revenues show the result of this improvement in the global economy.  Our professional product revenues grew primarily due to the Palomar Icon™ Aesthetic System, our new flagship platform, which we launched during the second half of 2011, and the introduction of the Palomar Emerge™ Fractional Laser and Vectus™ Laser during 2012. This impact was partially offset by a decrease in sales related to the StarLux System as some potential StarLux System customers opted to purchase the new Palomar Icon System.  We are still in the regulatory registration process in many countries for the Palomar Icon System.  We continue to gain more Palomar Icon System registrations throughout the world.
The following table sets forth, for the periods indicated, information about our total Professional Product segment's product revenues, by geographic region:

Year ended December 31,	2012	2011

North America	56%	55%
Europe	21%	18%
Middle East	7%	7%
Australia	5%	5%
Japan	4%	3%
Asia / Pacific Rim	4%	6%
South and Central America	3%	6%
Total	100%	100%

Consumer product revenues. During the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® -- our first consumer product. Since we were selling the PaloVia laser through retail channels for which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all of our consumer product revenues from the PaloVia laser until the fourth quarter of 2011. During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product. In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser. During the years ended December 31, 2012 and 2011, we recognized $3.1 million and $3.6 million, respectively, of consumer product revenues. We are now actively seeking to align ourselves with a worldwide consumer-based distributor. We have engaged an investment banker to assist us in identifying and negotiating an arrangement with a distributor that has the network and skills to market and distribute our consumer technology. While we are seeking a consumer-based distributor, we will continue to sell the product to our existing channels.  However, we substantially reduced our consumer selling and marketing expenses during the fourth quarter of 2012 and will continue to do so through 2013. If we do not find a consumer-based distributor, we will be unable to achieve substantial revenue or continue to sell the PaloVia laser.
In 2012, 95% of Consumer Product segment revenues were derived from sales in the United States and 5% were from Europe.  In 2011, all Consumer Product segment revenues were derived from sales in the United States.
Service revenues. Service revenues are primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our professional products. Customer service revenues decreased by 8% in 2012 as compared to 2011, primarily due to lower sales from replacement handpieces, consumables, and accessories.
Royalty revenues. Royalty revenues decreased by 82% in 2012 as compared to 2011. The decrease was mainly attributed to the $29.8 million in royalty revenues received from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation in the third quarter of 2011. The $29.8 million was compensation for back-owed royalties for sales of professional laser- and lamp-based systems beginning with Candela and Syneron's sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the '568 patent and '844 patent and corresponding foreign counterparts in February 2015. Royalty revenues decreased 17% in 2012 as compared to 2011, excluding the $29.8 million in 2011. We believe that the use of this non-GAAP royalty revenues disclosure enhances our ability to conduct period-to-period analyses of our results. The decrease is a result of lower on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment received in the first quarter of 2011 for which there was no comparable license revenue in 2012.
Other revenues. Other revenues decreased by 42% in 2012 as compared to 2011.  During the second quarter of 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million. This Additional TTP Quarterly Payment resulted in $0.7 million in other revenues during the second quarter of 2012 after being netted with the receivable from P&G as payments under the amended License Agreement were being recognized ratably through the expected launch term. Starting in the third quarter of 2012 and going forward, P&G has made and will continue to make post-launch technology transfer payments based on a percentage of net sales of its light-based hair removal product, which we will recognize in the period received. During the year ended December 31, 2012, other revenues consists of $0.6 million related to TTP Quarterly Payments received under the amended License Agreement, which were being recognized ratably through the expected launch term, the $0.7 million previously mentioned, and $0.1 million in post-launch TTPs. For the year ended December 31, 2011, other revenues consisted of payments received under an amendment to our license agreement with P&G ("the License Agreement") that was signed in the fourth quarter of 2010.  The payments under the amended License Agreement were being recognized ratably through the expected launch term.
Cost of professional product revenues. The cost of professional product revenues increased by $4.2 million, but decreased as a percentage of professional product revenues to 40% in 2012 from 41% in 2011. The increase in absolute dollars was attributable to higher product revenues while the decrease as a percentage of professional product revenues was due to overhead efficiencies that come with higher volume. Our cost of professional product revenues consists primarily of material, labor and manufacturing overhead expenses. Cost of professional product revenues also includes royalties incurred on certain products sold, warranty expenses, as well as payroll and payroll-related expenses, including stock-based compensation, and quality control.

Cost of consumer product revenues. The cost of consumer product revenues relates to the PaloVia® Skin Renewing Laser®.  For the years ended December 31, 2012 and 2011, cost of consumer product revenues was $6.6 million and $3.3 million, respectively, or 213% and 92%, respectively, of consumer product revenues.  Since we were selling the PaloVia laser through retail channels for which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all of our consumer product revenues from the PaloVia laser until the fourth quarter of 2011. During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product. In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser and the related expenses. During the third quarter of 2012, we recognized a $3.8 million charge to reduce our consumer product inventory to its estimated net realizable amounts.

Cost of service revenues. The cost of service revenues decreased by $0.6 million and remained consistent as a percentage of service revenues at 45%. The decrease in absolute dollars was primarily due to lower sales from replacement handpieces, consumables, and accessories.
Cost of royalty revenues. The cost of royalty revenues decreased by $11.7 million, but increased as a percentage of royalty revenues to 40% in 2012 from 38% in 2011.  The decrease in absolute dollars was mainly attributed to the royalty revenues received in 2011 from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the 2011 effect of the royalty revenues received from Candela/Syneron of $11.1 million, cost of royalty revenues decreased by 17% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. We believe that the use of this non-GAAP cost of royalty revenues disclosure enhances our ability to conduct period-to-period analyses for our results.  The decrease is a result of lower on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment received in the first quarter of 2011 for which there was no comparable license revenue in 2012.
Research and development expense. Research and development expense decreased by $5.3 million and as a percentage of total revenues to 13% in 2012 from 15% in 2011.   Excluding the 2011 effect of the $29.8 million in royalty revenues received from Candela/Syneron, research and development expense decreased as a percentage of total revenues to 13% in 2012 from 21% in 2011.  We believe that the use of this non-GAAP research and development expense disclosure enhances our ability to conduct period-to-period analyses for our results. The decrease in research and development expense was due to reorganizing these departments while maintaining our continued commitment to introducing new products and enhancing our current family of products through our continued substantial investment in research and development.
Research and development expenses relating to our Professional Product segment decreased by 35% for the year ended December 31, 2012, as compared to 2011. Research expenses relating to our Professional Product segment include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Research and development expense relating to our Consumer Product segment decreased by 23% for the year ended December 31, 2012, as compared to 2011. This decrease in research and development expense related to our Consumer Product segment includes decreases in materials, consultants, and other overhead expenses related directly to our consumer products as compared to 2011.
For the years ended December 31, 2012 and 2011, research and development expense included $0.9 million and $1.5 million, respectively, of stock-based compensation expense.
Selling and marketing expense.  Selling and marketing expense increased by $1.9 million and as a percentage of total revenues to 34% in 2012 from 25% in 2011.  Excluding the 2011 effect of the $29.8 million in royalty revenues received from Candela/Syneron, selling and marketing expense decreased as a percentage of total revenues to 34% in 2012 from 35% in 2011.  We believe that the use of this non-GAAP selling and marketing expense disclosure enhances our ability to conduct period-to-period analyses for our results.  Selling and marketing expenses relating to our Professional Product segment increased by 8% in 2012 as compared to 2011.   The increase was primarily driven by increases of $1.0 million from our foreign subsidiaries in Germany and Spain that we established in 2011 and $1.2 million in commissions due to higher revenues. Selling and marketing expenses related to our Consumer Product segment remained consistent between 2012 and 2011.  We substantially reduced our consumer selling and marketing expenses during the fourth quarter of 2012 and will continue to do so throughout 2013 while we are seeking a consumer-based distributor for our PaloVia laser.
For the years ended December 31, 2012 and 2011, selling and marketing expense included $0.8 million and $1.0 million, respectively, of stock-based compensation expense.

General and administrative expense.  General and administrative expense increased by $2.2 million and as a percentage of total revenues to 14% in 2012 from 8% in 2011. Excluding the 2011 effect of the $29.8 million in royalty revenues received from Candela/Syneron and the $6.6 million of partial legal reimbursement from MGH during the third quarter of 2011 as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation, general and administrative expense decreased as a percentage of total revenues to 14% in 2012 from 21% in 2011.  We believe that the use of this non-GAAP general and administrative expense disclosure enhances our ability to conduct period-to-period analyses for our results.  The decrease in general and administrative expense as a percentage of total revenues was driven by a decrease in our incentive compensation expense after determining that as a result of recognizing the $3.8 million inventory charge in the consumer products segment, we would not meet our incentive compensation plan targets for 2012. During the year ended December 31, 2011, the incentive compensation accrual was needed as we were meeting our incentive compensation plan targets for 2011.
For the years ended December 31, 2012 and 2011, general and administrative expense included $0.6 million and $0.7 million, respectively, of stock-based compensation expense.
Interest income. Interest income decreased by 69% in 2012 as compared to 2011 primarily from $0.7 million in imputed interest income, net of 40% owed to MGH, received in 2011 as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the $0.7 million in imputed interest income, for the year ended December 31, 2012, interest income remained consistent as compared to the year ended December 31, 2011.  We believe that the use of this non-GAAP interest income disclosure enhances our ability to conduct period-to-period analyses for our results.
Other loss. Other loss for the years ended December 31, 2012 and 2011 includes the foreign exchange (loss) gain resulting from foreign currency remeasurements.
Provision for income taxes. Our effective tax rate for 2012 was (8.5%) as compared to an effective tax rate of 35.6% for 2011. In 2012, our effective tax rate primarily consisted of state non-income taxes and additional reserves for uncertain tax positions. Our 2012 effective tax rate was less than the statutory rate primarily due to the fact that we continue to maintain a full valuation allowance in all jurisdictions. In 2011, our effective tax rate primarily consisted of U.S. federal and state income tax. Our 2011 effective tax rate was greater than the statutory rate primarily due to the recognition of U.S. federal and state taxable income in the U.S. that was partially offset by U.S. federal and state net operating loss carry forwards.
Year 2011 Compared to Year 2010
	2011		2010		2011 vs. 2010
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues:
Professional product revenues	$44,429	43%	$38,269	60%	$6,160	16%
Consumer product revenues	3,554	3%	-	0%	3,554	N/	A
Service revenues	15,135	15%	15,248	24%	(113)	(1%)
Royalty revenues	38,097	37%	5,898	9%	32,199	546%
Other revenues	2,222	2%	4,306	7%	(2,084)	(48%)

Total revenues	103,437	100%	63,721	100%	39,716	62%

Cost and expenses:
Cost of professional product revenues	18,179	18%	14,697	23%	3,482	24%
Cost of consumer product revenues	3,267	3%	-	0%	3,267	N/	A
Cost of service revenues	6,838	7%	5,835	9%	1,003	17%
Cost of royalty revenues	14,420	14%	2,359	4%	12,061	511%
Research and development	15,644	15%	15,458	24%	186	1%
Selling and marketing	25,624	25%	20,013	31%	5,611	28%
General and administrative	8,728	8%	14,550	23%	(5,822)	(40%)

Total costs and expenses	92,700	90%	72,912	114%	19,788	27%

Income (loss) from operations	10,737	10%	(9,191)	(14%)	19,928	217%

Interest income	1,096	1%	422	1%	674	160%
Other (loss) income	(299)	0%	297	0%	(596)	(201%)

Income (loss) before income taxes	11,534	11%	(8,472)	(13%)	20,006	236%

Provision for income taxes	4,106	4%	303	0%	3,803	1255%

Net income (loss)	$7,428	7%	$(8,775)	(14%)	$16,203	185%

Professional product revenues. Throughout 2011, the aesthetic laser industry and our professional product revenues continued to be negatively affected by the downturn in the global economy.  In both 2011 and 2010, professional sales of our StarLux Laser and Pulsed Light Systems, including a base unit and multiple, optional handpieces remained the leading contributor to our product revenues.  We launched the Acleara™ Acne Clearing System during the first half of 2011 and the Palomar Icon™ Aesthetic System during the second half of 2011.  More than 40% of our professional product revenues in the fourth quarter were from Palomar Icon sales.  In 2010, we launched the Artisan Platform, a complete facial rejuvenation system.  Shipments began in the second quarter of 2010.  In 2011, as compared to 2010, professional product revenues were favorably impacted by the introduction of the Palomar Icon and Acleara, but this impact was partially offset by a decrease in sales related to the StarLux Laser and Pulsed Light System as some potential StarLux customers opted to purchase the new Palomar Icon.
The following table sets forth, for the periods indicated, information about our total Professional Product segment's product revenues, by geographic region:
Year ended December 31,	2011	2010

North America	55%	54%
Europe	18%	22%
Middle East	7%	4%
Asia / Pacific Rim	6%	3%
South and Central America	6%	7%
Australia	5%	6%
Japan	3%	4%
Total	100%	100%

Consumer product revenues. During the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® -- our first consumer product.  Since we were selling the PaloVia laser through retail channels for which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.
All Consumer Product segment revenues in 2011 and 2010 were derived solely from sales in the United States.
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
Royalty revenues. Royalty revenues increased by 546% in 2011 as compared to 2010.  The increase was mainly attributable to the $29.8 million in royalty revenues we received from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation in 2011.  The $29.8 million is compensation for back-owed royalties for sales of professional laser-and lamp-based systems beginning with Candela and Syneron's sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the Anderson Patents in February 2015.  Excluding the $29.8 million in 2011, royalty revenues increased 41% for the year ended December 31, 2011 over the year ended December 31, 2010.  We believe that the use of this non-GAAP royalties revenues disclosure enhances our ability to conduct period-to-period analyses for our results.  The increase was a result of an increase in on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment in the first quarter of 2011 for which there was no comparable license revenue in 2010.
Other revenues. Other revenues decreased by 48% in 2011 as compared to 2010.  In 2011, other revenues of $2.2 million related to payments received under an amendment to the License Agreement with P&G that was signed in the fourth quarter of 2010.  The payments under the amended License Agreement are being recognized ratably through the expected launch term.  In 2010, other revenues consisted of three quarterly payments of $1.25 million pursuant to a license agreement with P&G plus the recognition of $0.6 million of the $1.0 million payment pursuant to the amendment to the License Agreement with P&G in the fourth quarter.

Cost of professional product revenues. The cost of professional product revenues increased by $3.5 million and as a percentage of professional product revenues to 41% in 2011 from 38% in 2010. The increase in absolute dollars was attributable to higher product revenues. Our cost of professional product revenues consists primarily of material, labor and manufacturing overhead expenses. Cost of professional product revenues also includes royalties incurred on certain products sold, warranty expenses, as well as payroll and payroll-related expenses, including stock-based compensation, and quality control.
Cost of consumer product revenues. The cost of consumer product revenues relates to the PaloVia® Skin Renewing Laser®.  For the year ended December 31, 2011, cost of consumer product revenues was $3.3 million, or 92% of consumer product revenues.  Since we were selling the PaloVia laser through retail channels for which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser and the related expenses.
Cost of service revenues. The cost of service revenues increased by $1.0 million and as a percentage of service revenues to 45% in 2011 from 38% in 2010. The increase was due to an increase in labor costs as headcount has grown to be in line with our growing product base, the opening of our new offices in Germany and Spain, and higher shipping expenses during 2011.
Cost of royalty revenues. The cost of royalty revenues increased by $12.1 million, but decreased as a percentage of royalty revenues to 38% in 2011 from 40% in 2010.  The increase in absolute dollars was mainly attributed to the royalty revenues received in 2011 from Candela/Syneron as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation.  Excluding the 2011 effect of the royalty revenues received from Candela/Syneron of $11.1 million, cost of royalty revenues increased by 41% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. We believe that the use of this non-GAAP cost of royalty revenues disclosure enhances our ability to conduct period-to-period analyses for our results.  The increase is a result of an increase in on-going royalty payments from our licensees and a $1.1 million back-owed royalty payment in the first quarter of 2011 for which there was no comparable license revenue in 2010.
Research and development expense. Research and development expense increased by $0.2 million, but decreased as a percentage of total revenues to 15% in 2011 from 24% in 2010.   Excluding the 2011 effect of the $29.8 million in royalty revenues received from Candela/Syneron, research and development expense decreased as a percentage of total revenues to 21% in 2011 from 24% in 2010.  We believe that the use of this non-GAAP research and development expense disclosure enhances our ability to conduct period-to-period analyses for our results.  The increase in research and development expense was a direct result of our continued commitment to introducing new products and enhancing our current family of products.
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

Selling and marketing expense.  Selling and marketing expense increased by $5.6 million, but decreased as a percentage of total revenues to 25% in 2011 from 31% in 2010.  Excluding the 2011 effect of the $29.8 million in royalty revenues received from Candela/Syneron, selling and marketing expense increased as a percentage of total revenues to 35% in 2011 from 31% in 2010.  We believe that the use of this non-GAAP selling and marketing expense disclosure enhances our ability to conduct period-to-period analyses for our results.  Selling and marketing expenses relating to our Professional Product segment increased by 24% in 2011 as compared to 2010.   The increase was primarily driven by increases of $2.1 million from our foreign subsidiaries in Germany and Spain that we established in 2011, $0.7 million in commissions due to higher revenues, and $0.7 million in higher payroll and payroll related expenses.   Selling and marketing expenses related to our Consumer Product segment increased by 70% in 2011 over 2010.  The increase was primarily driven by increases of $0.8 million in direct marketing expenses and $0.3 million in payroll and payroll related expenses.
For the years ended December 31, 2011 and 2010, selling and marketing expense included $1.0 million and $0.9 million, respectively, of stock-based compensation expense.
General and administrative expense.  General and administrative expense decreased by $5.8 million and as a percentage of total revenues to 8% in 2011 from 23% in 2010. Excluding the 2011 effect of the $29.8 million in royalty revenues received from Candela/Syneron and the $6.6 million of partial legal reimbursement, general and administrative expense decreased as a percentage of total revenues to 21% in 2011 from 23% in 2010.  We believe that the use of this non-GAAP general and administrative expense disclosure enhances our ability to conduct period-to-period analyses for our results.  The decrease in general and administrative expense as a percentage of total revenues was driven by the inclusion of both the remaining lease obligation at our old facility and the depreciation and other expenses related to our new facility during the year ended December 31, 2010.
For the years ended December 31, 2011 and 2010, general and administrative expense included $0.7 million and $0.7 million, respectively, of stock-based compensation expense.
Interest income. Interest income increased by 160% in 2011 as compared to 2010 primarily from $0.7 million in imputed interest income, net of 40% owed to MGH, received as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation in 2011.  Excluding the $0.7 million in imputed interest income in 2011, for the year ended December 31, 2011, interest income decreased by 15% as compared to the year ended December 31, 2010.  We believe that the use of this non-GAAP interest income disclosure enhances our ability to conduct period-to-period analyses for our results.  This decrease was primarily due to a lower average cash and cash equivalents, short-term investments, and marketable securities and other investments balance in 2011 as compared to 2010.
Other (loss) income. Other (loss) income for the years ended December 31, 2011 and 2010 includes the foreign exchange (loss) gain resulting from foreign currency remeasurements.
Provision for income taxes. Our effective tax rate for 2011 was 35.6% as compared to an effective tax rate of 3.6% for 2010. Our 2011 effective tax rate was greater than the statutory rate primarily due to our profits in 2011 in the U.S. and generating current federal and state taxes. We were only able to partially offset our U.S. income tax with our remaining net operating loss carryforwards available in 2011.  We continue to maintain a full valuation allowance in all jurisdictions and have available net operating losses in foreign jurisdictions to offset future income in those jurisdictions.  In 2010, our effective tax rate consisted of an expense related to a reduction of a previously recorded federal tax refund claim and state income taxes.
Liquidity and capital resources
The following table sets forth, for the periods indicated, a year-over-year comparison of key components of our liquidity and capital resources (in thousands).
			2012 to 2011
			$	%
Year ended December 31,	2012	2011	Change	Change

Cash flows (used in) from operating activities	$(7,502)	$4,515	$(12,017)	(266%)
Cash flows from investing activities	579	407	172	42%
Cash flows (used in) from financing activities	(1,102)	3,022	(4,124)	(136%)
Capital expenditures	644	979	(335)	(34%)

Additionally, our cash, cash equivalents and short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

			2012 to 2011
			$	%
At December 31,	2012	2011	Change	Change

Cash, cash equivalents and short-term investments	$88,174	$87,817	$357	0%
Accounts receivable, net	10,559	9,854	705	7%
Inventories	21,585	21,176	409	2%
Marketable securities and other investments	11,533	21,269	(9,736)	(46%)
Working capital	106,951	99,509	7,442	7%

As of December 31, 2012, we had $99.7 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash  and cash equivalents  balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of December 31, 2012, we had no debt outstanding.

At December 31, 2012, we held $1.0 million in auction-rate securities ("ARS") all of which were preferred municipal securities. The ARS in which we invest are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of December 31, 2012 and 2011. During 2012, 2011, and 2010, we sold $0, $0.9 million, and $2.1 million of our ARS at par, respectively.
We have determined that the fair value of our ARS was temporarily impaired as of December 31, 2012 and 2011. For the years ended December 31, 2012 and 2011, we marked to market our ARS and recorded an unrealized loss of $0 million and unrealized gain of $0.1 million, respectively, net of taxes in accumulated other comprehensive (loss) income in stockholder's equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors, which are not within our control. As of December 31, 2012, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.
Cash (used in) from operating activities increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase primarily reflects the effects of moving from a net income to a net loss position and an increase in working capital requirements partially offset by a $3.8 million inventory charge to reduce our consumer product inventory to its estimated net realizable amounts and a decrease in the non-cash tax benefit from the exercise of equity. Cash from investing activities increased during 2012 compared to 2011. These amounts primarily reflect less cash used for purchases of property and equipment (including construction in progress) and purchases of and proceeds from the sale of short-term investments and marketable securities. Cash (used in) from financing activities increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to a decrease in the tax benefit from the exercise of equity and costs incurred in 2012 related to the purchase of stock for treasury.
We anticipate that capital expenditures for 2013 will total approximately $1.1 million, consisting primarily of expenditures for the purchase of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.
On November 16, 2012, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to 1.5 million shares of our common stock.  This stock repurchase program expires the earlier of November 15, 2013 or a determination by the Board to discontinue such repurchases.  As of December 31, 2012, we had repurchased 160,407 shares of common stock at an average price of $8.70 per share under this program.  The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management's discretion without prior notice.

Off-balance sheet arrangements
We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations
We are a party to three patent license agreements with MGH under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for 2012, 2011 and 2010 totaled approximately $2.8 million, $15.0 million, and $2.9 million, respectively. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.
We have obligations related to the adoption of ASC No. 740 regarding Income Taxes, specifically uncertain tax positions. Further information about changes in these obligations can be found in Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

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
The following table summarizes our estimated contractual cash obligations as of December 31, 2012, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Purchase commitments	$8,255	$8,255	$-	$-	$-
Operating leases	328	272	56	-	-
Total contractual obligations	$8,583	$8,527	$56	$-	$-

Recently issued accounting standards
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011. We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material. ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company's financial condition, results of operations and comprehensive (loss) income or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this ASU, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance is not expected to materially impact our financial statements or disclosures.

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
Our investment portfolio of cash equivalents, short-term investments, municipal debt securities, and variable demand obligations is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments and the low interest rates which are currently available. At December 31, 2012, we held $1.0 million in ARS. The ARS in which we invest are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of December 31, 2012 and 2011. During fiscal 2012, 2011, and 2010, we sold $0, $0.9 million, and $2.1 million, respectively, of our ARS.  The recovery of the remaining $1.0 million ARS held is based upon market factors which are not within our control.
Our international subsidiaries in The Netherlands, Australia, Japan, Germany, and Spain conduct business in both local and foreign currencies and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our operating results and financial position.  We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.  We sell inventory to our subsidiaries in U.S. dollars.  These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date.  Therefore, we may be exposed to exchange rate fluctuations that occur while the debt is outstanding, which we recognize as unrealized gains and losses in our statement of operations.  Upon settlement of these debts, we may record realized foreign exchange gains and losses in our statement of operations.  We may incur negative foreign currency translation gains and losses as a result of changes in currency exchange rates.

Item 8. Financial Statements and Supplementary Data
Palomar Medical Technologies, Inc.
 Index to Consolidated Financial Statement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palomar Medical Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Medical Technologies, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palomar Medical Technologies, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 14, 2013

Palomar Medical Technologies, Inc.
 Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

Assets

Assets:
Cash and cash equivalents	$55,116,328	$63,077,178
Short-term investments	33,057,835	24,739,998
Total cash, cash equivalents and short-term investments	88,174,163	87,817,176
Accounts receivable, net of allowance of $988,707 and $796,610, respectively	10,558,667	9,853,682
Inventories	21,584,907	21,175,754
Other current assets	667,534	999,919
Total current assets	120,985,271	119,846,531

Marketable securities and other investments	11,533,090	21,268,777

Property and equipment, net	35,885,028	36,713,578

Other assets	425,293	232,594

Total assets	$168,828,682	$178,061,480

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,645,696	$3,476,030
Accrued liabilities	9,102,544	12,437,921
Deferred revenue	3,286,422	3,746,140
Total current liabilities	14,034,662	19,660,091

Accrued income taxes	3,256,088	3,082,356
Deferred revenue, net of current portion	972,918	677,840

Total liabilities	$18,263,668	$23,420,287

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $.01 par value-
Authorized - 45,000,000 shares
Issued and outstanding - 2012: 19,970,424 and 19,966,149 shares and 2011: 19,573,244 and 19,573,244 shares, respectively	199,705	195,733
Additional paid-in capital	221,180,420	219,062,043
Accumulated other comprehensive loss	(252,891)	(263,849)
Accumulated deficit	(70,523,893)	(64,352,734)
Treasury stock, at cost - 4,275 and 0 shares, respectively	(38,327)	-
Total stockholders' equity	150,565,014	154,641,193

Total liabilities and stockholders' equity	$168,828,682	$178,061,480

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended December 31,
	2012	2011	2010
Revenues:
Professional product revenues	$55,431,273	$44,428,810	$38,268,682
Consumer product revenues	3,085,882	3,554,110	-
Service revenues	13,868,665	15,134,438	15,248,418
Royalty revenues	6,887,655	38,097,285	5,898,229
Other revenues	1,299,760	2,222,225	4,305,556
Total revenues	80,573,235	103,436,868	63,720,885

Costs and expenses:
Cost of professional product revenues	22,350,415	18,178,369	14,561,230
Cost of consumer product revenues	6,580,752	3,267,165	135,737
Cost of service revenues	6,208,221	6,838,137	5,835,275
Cost of royalty revenues	2,755,063	14,419,660	2,359,292
Research and development	10,298,581	15,644,338	15,457,745
Selling and marketing	27,482,574	25,623,587	20,013,369
General and administrative	10,889,034	8,727,930	14,549,822
Total costs and expenses	86,564,640	92,699,186	72,912,470

(Loss) income from operations	(5,991,405)	10,737,682	(9,191,585)

Interest income	344,992	1,095,536	421,580
Other (loss) income	(40,216)	(298,826)	297,644

(Loss) income before income taxes	(5,686,629)	11,534,392	(8,472,361)

Provision for income taxes	484,530	4,105,963	302,595

Net (loss) income	$(6,171,159)	$7,428,429	$(8,774,956)

Net (loss) income per share:
Basic	$(0.33)	$0.40	$(0.47)
Diluted	$(0.33)	$0.39	$(0.47)

Weighted average number of shares outstanding:
Basic	18,863,708	18,695,612	18,548,548
Diluted	18,863,708	18,942,016	18,548,548

Comprehensive (loss) income:
Net (loss) income	$(6,171,159)	$7,428,429	$(8,774,956)
Unrealized gain (loss) on marketable securities, net of taxes	7,200	69,190	(54,795)
Foreign currency translation adjustment	3,758	157,767	(143,714)
Comprehensive (loss) income	$(6,160,201)	$7,655,386	$(8,973,465)

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock					Treasury stock
	Number of shares	$0.01 Par Value	Additional paid- in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Number of shares	Value	Total stockholders' equity

Balance, December 31, 2009	18,521,045	$185,211	$206,740,492	$(292,297)	$(63,006,207)	-	$-	$143,627,199

Net loss	-	-	-	-	(8,774,956)	-	-	(8,774,956)
Issuance of stock for employer 401(k) matching contribution	38,993	390	573,190	-	-	-	-	573,580
Excess tax benefit from the exercise of stock options	-	-	164,969	-	-	-	-	164,969
Exercise of stock options and warrants	58,511	585	101,769	-	-	-	-	102,354
Issuance of restricted stock awards	307,000	3,070	(3,070)	-	-	-	-	-
Stock-based compensation expense	-	-	3,799,031	-	-	-	-	3,799,031
Other comprehensive loss	-	-	-	(198,509)	-	-	-	(198,509)

Balance, December 31, 2010	18,925,549	$189,256	$211,376,381	$(490,806)	$(71,781,163)	-	$-	$139,293,668

Net income	-	-	-	-	7,428,429	-	-	7,428,429
Issuance of stock for employer 401(k) matching contribution	69,276	693	649,434	-	-	-	-	650,127
Excess tax benefit from the exercise of stock options, SARs, and RSAs	-	-	3,237,219	-	-	-	-	3,237,219
Exercise of stock options and SARs	108,169	1,081	163,528	-	-	-	-	164,609
Issuance of restricted stock awards	470,250	4,703	(4,703)	-	-	-	-	-
Stock-based compensation expense	-	-	3,640,185	-	-	-	-	3,640,185
Other comprehensive income	-	-	-	226,957	-	-	-	226,957

Balance, December 31, 2011	19,573,244	$195,733	$219,062,044	$(263,849)	$(64,352,734)	-	$-	$154,641,193

Net loss	-	-	-	-	(6,171,159)	-	-	(6,171,159)
Issuance of stock for employer 401(k) matching contribution	-	-	32,760	-	-	(60,852)	545,559	578,319
Excess tax benefit from the exercise of stock options, SARs, and RSAs	-	-	225,004	-	-	-	-	225,004
Exercise of stock options and SARs	21,460	214	58,914	-	-	(51,500)	8,972	68,100
Issuance of restricted stock awards	375,720	3,758	(806,393)	-	-	(97,280)	802,636	-
Issuance of restricted stock units	-	-	-	-	-	(11,250)	-	-
Return of forfeited shares	-	-	-	-	-	64,750	-	-
Stock-based compensation expense	-	-	2,608,094	-	-	-	-	2,608,094
Treasury stock buyback	-	-	-	-	-	160,407	(1,395,494)	(1,395,494)
Other comprehensive income	-	-	-	10,958	-	-	-	10,958

Balance, December 31, 2012	19,970,424	$199,705	$221,180,420	$(252,891)	$(70,523,893)	4,275	$(38,327)	$150,565,014

See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010 (restated)
Operating activities:
Net (loss) income	$(6,171,159)	$7,428,429	$(8,774,956)

Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:

Depreciation and amortization	1,468,611	1,423,233	1,313,811
Stock-based compensation expense	2,608,094	3,640,185	3,799,031
Inventory charge related to excess consumer product inventory	3,800,000	-	-
Amortization of investments	194,160	482,784	348,061
Excess tax benefit from the exercise of equity	(225,002)	(2,858,229)	(164,969)
Other non-cash items	122,631	94,531	(50,652)
Changes in assets and liabilities:
Accounts receivable	(706,326)	(4,526,311)	(906,885)
Inventories	(4,253,197)	(8,126,861)	(1,674,508)
Other current assets	335,690	(61,163)	1,240,891
Other assets	(200,000)	(52,894)	(54,797)
Accounts payable	(1,943,229)	1,212,223	(803,238)
Accrued liabilities	(2,513,286)	5,672,354	2,655,790
Accrued income taxes	173,732	228,279	(111,000)
Deferred revenue	(192,981)	(41,387)	(1,020,566)
Net cash (used in) from operating activities	(7,502,262)	4,515,173	(4,203,987)

Investing activities:
Purchases of property and equipment	(643,962)	(979,495)	(3,840,846)
Purchases of short-term investments, marketable securities and other investments	(34,521,664)	(39,024,748)	(46,305,166)
Proceeds from sale of short-term investments, marketable securities and other investments	35,744,879	40,411,720	27,125,000
Net cash from (used in) investing activities	579,253	407,477	(23,021,012)

Financing activities:
Proceeds from the exercise of stock options and warrants	68,100	164,609	102,354
Excess tax benefit from the exercise of equity	225,002	2,858,229	164,969
Costs incurred related to purchase of stock for treasury	(1,395,494)	-	-
Net cash (used in) from financing activities	(1,102,392)	3,022,838	267,323

Effect on exchange rate changes on cash and cash equivalents	64,551	32,371	108,513

Net (decrease) increase in cash and cash equivalents	(7,960,850)	7,977,859	(26,849,163)
Cash and cash equivalents, beginning of the period	63,077,178	55,099,319	81,948,482
Cash and cash equivalents, end of the period	$55,116,328	$63,077,178	$55,099,319

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$202,232	$467,000	$59,172

Supplemental disclosure of noncash financing and investing activities:

Issuance of stock for employer 401(k) matching contribution	$578,319	$650,127	$573,580
Unrealized gain (loss) on marketable securities, net of taxes	$7,200	$69,190	$(54,795)
Issuance of restricted stock awards	$802,636	$-	$-
See accompanying notes to consolidated financial statements.

Palomar Medical Technologies, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Business
We are a global medical device company engaged in research, development, manufacturing and distribution of proprietary light-based systems for medical and cosmetic treatments.  We conduct business in two segments, professional medical and cosmetic products and services ("Professional Product segment") and consumer medical and cosmetic products ("Consumer Product segment").
Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and comprehensive (loss) income, and cash flows of Palomar and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
In 2012, we reclassified certain amounts within deferred revenue in the accompanying December 31, 2011 Consolidated Balance Sheets from short-term to long-term to be consistent with the 2012 presentation.  The Company evaluated the quantitative and qualitative aspects of these adjustments and determined the corrections were not material. These reclassifications had no impact on the Company's results of operations or statement of cash flow for the year ended December 31, 2011.
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
At December 31, 2012, we held $33.1 million of short-term investments classified as held-to-maturity which included $10.1 million in corporate bonds, $9.0 million in commercial paper, $8.0 million in U.S. agency bonds, and $6.0 million in U.S. Treasury Notes.  As of December 31, 2012, the maturity dates for corporate bonds, commercial paper, U.S agency bonds, and U.S. Treasury Notes range from 0.1 to 0.6 years, 0.1 to 0.5 years, 0.2 to 0.9 years, and 0.5 to 0.8 years, respectively.  At December 31, 2011, we held $24.7 million of short-term investments classified as held-to-maturity which included $18.7 million in commercial paper, $4.0 million in U.S. agency bonds, and $2.0 million in corporate bonds.  As of December 31, 2011, the maturity dates for commercial paper, U.S. agency bonds, and corporate bonds range from 9 days to 0.6 years, 13 days to 0.7 years, and 0.6 years, respectively.  The amortized cost of these investments approximates fair market value.

The components of our cash and cash equivalents and short-term investments as of December 31, 2012 and 2011are as follows:
	December 31,	December 31,
	2012	2011
Cash and cash equivalents:
Cash and cash equivalents	$55,116,328	$63,077,178
Total cash and cash equivalents	$55,116,328	$63,077,178

Short-term investments:
Held-to-maturity (less than one year to maturity)	$33,057,835	$24,739,998
Total short-term investments	$33,057,835	$24,739,998

Marketable Securities and Other Investments
Marketable securities, which primarily consist of auction-rate municipal securities are classified as "marketable securities" under Debt and Equity Securities Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and are recorded at fair market value. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of accumulated other comprehensive (loss) income in stockholders' equity. We evaluate unrealized losses to determine if the loss is other-than-temporary. If the loss is other-than-temporary, it is separated into two amounts, one amount representing a credit loss and the other representing an impairment due to all other factors. The amount representing a credit loss is recorded in earnings, while the remaining impairment is recorded as a component of accumulated other comprehensive (loss) income, as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.
At December 31, 2012, we had $10.5 million of other investments classified as held-to-maturity securities, which included $6.0 million in U.S. agency bonds and $4.5 million in U.S. Treasury Notes.  These other investments are recorded at amortized cost.  As of December 31, 2012, the maturity dates for the U.S. agency bonds and U.S. Treasury Notes range from 1.4 to 1.8 years and 1.3 to 1.6 years, respectively.  At December 31, 2011, we had $20.3 million of other investments classified as held-to-maturity securities which included $10.2 million in corporate bonds, $8.1 million in U.S. agency bonds, and $2.0 million in U.S. Treasuries.  These other investments are recorded at amortized cost.  As of December 31, 2011, the maturity dates for the corporate bonds, U.S. agency bonds, and U.S. Treasuries range from 1.1 to 1.6 years, 1.2 to 1.9 years, and 1.6 years, respectively.  The amortized cost of these investments approximates fair market value.
In addition to the other investments discussed above, we have auction-rate securities ("ARS").  In the first quarter of 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets. In the years ended December 31, 2012, 2011, and 2010, we sold $0, $0.9 million, and $2.1 million, respectively. The amortized cost basis of our holdings of ARS at both December 31, 2012 and 2011 was $1.3 million. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market, if any. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current marketable securities as of December 31, 2012 and 2011.
To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We have also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended December 31, 2012. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of December 31, 2012, we do not intend to sell the ARS and, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the entire cost basis of these securities. As a result of our valuation analysis and recurring dividend stream from these investments, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2012 and 2011.  For the years ended December 31, 2012, 2011, and 2010, we marked to market our ARS and recorded an unrealized loss of $0, unrealized gain of $69,000, and unrealized loss of $55,000, respectively, net of taxes, in accumulated other comprehensive (loss) income in stockholders' equity.  The cumulative temporary impairment as of December 31, 2012 was approximately $0.2 million, net of taxes.

The components of our marketable securities and other investments as of December 31, 2012 and 2011 are as follows:
	December 31,	December 31,
	2012	2011
Marketable securities and other investments:
Held-to-maturity other investments	$10,535,741	$20,270,954
Auction-rate securities	997,349	997,823
Total marketable securities and other investments	$11,533,090	$21,268,777

Accounts Receivable Reserve
We maintain an allowance for losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause in delay of payments, the use of collection agencies, and/or the use of litigation. In the event that it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. If the data we use to calculate these estimates do not properly reflect reserve requirements, then we would make a change in the allowances in the period in which such a determination is made.  Accounts receivable allowance activity consisted of the following for the years ended December 31, 2012, 2011, and 2010, respectively.
At December 31,	2012	2011	2010

Balance at beginning of year	$796,610	$833,199	$786,797
Additions	814,761	308,302	407,961
Write-offs/deductions/recoveries	(622,664)	(344,891)	(361,559)
Balance at end of year	$988,707	$796,610	$833,199

Inventories
We value inventories at the lower of cost (first in, first-out method) or market, and include material, labor and manufacturing overhead.  At December 31, 2012 and 2011, inventories consisted of the following:
At December 31,	2012	2011

Raw materials	$8,475,918	$10,068,589
Work in process	1,795,986	1,217,968
Finished goods	11,313,003	9,889,197
Total	$21,584,907	$21,175,754
Our policy is to record inventory provisions when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products and market conditions. Included in our finished goods inventory are $3.2 million in 2012 and $2.7 million in 2011 of demonstration products that are used by our sales organization. We regularly evaluate the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although we perform a detailed review of our forecasts of future product demand, any significant unanticipated changes in this demand could have a significant impact on the value of our inventory and our reported operating results.
At December 31, 2012 and 2011, we had $0.3 million and $0.8 million, respectively of consumer product inventory held on consignment in finished goods.  Included in our inventory balance at December 31, 2012 and December 31, 2011 is approximately $0.7 million and $5.3 million, respectively, of consumer product inventory.  During the year ended December 31, 2012, we recognized a $3.8 million charge to reduce our consumer product inventory to its estimated net realizable amounts.  Please see Note 2 for further information about our consumer inventory.

Property and Equipment
Property and equipment are recorded at cost.  Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment.  Land is not depreciated.  At December 31, 2012 and 2011, property and equipment consisted of the following:

			Estimated
At December 31,	2012	2011	Useful Life

Land	$10,680,000	$10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,496,347	3,231,920	3 - 7 years
Furniture and fixtures	6,210,158	5,836,744	7 years
Leasehold improvements	96,100	99,243	Shorter of estimated useful life or term of lease
	44,988,179	44,353,481
Less accumulated depreciation	9,103,151	7,639,903
Total	$35,885,028	$36,713,578

Revenue Recognition
We recognize revenue in accordance with Securities and Exchange Commission ("SEC") guidance on revenue recognition. The SEC's guidance requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We generally recognize product revenues upon shipment. If a product sale does not meet all of the above criteria, the revenue from the sale is deferred until all criteria are met. Provisions are made at the time of revenue recognition for any estimated return and applicable warranty costs expected to be incurred.
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
Periodically, we sell products together with a product upgrade option that requires that the customer pay an upgrade fee at the time of exercise, has no refund provisions, and includes an expiration date on the upgrade option. In accordance with Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangement ("ASU 2009-13"), we defer estimated selling price ascribed to the upgrade option until the expiration of the upgrade option or the exercise of the upgrade option and shipment of the product upgrade.
Revenues from the sale of service contracts are deferred and recognized on a straight-line basis over the life of the service contract. Revenues from services administered by us that are not covered by a service contract are recognized as the services are provided. In certain instances, we sell products together with service contracts. We recognize revenue on such multiple-element arrangements in accordance with ASU 2009-13, based on the estimated selling price of each element. In accordance with ASU 2009-13, we use vendor-specific objective evidence or VSOE, if available, to determine the selling price of each element.  If VSOE is not available, we use third-party evidence, or TPE, to determine the selling price.  If TPE is not available, we use our best estimate to develop the estimated selling price.
We recognize royalty revenue from licensees upon receipt of cash payments since the royalty amounts generally are not determinable at the end of a quarter. Licensees are obligated to make payments between 30 and 45 days after the end of each quarter. If at the end of a quarter royalty revenue from licensees are determinable, we record royalty revenue during the period earned. Periodically, as we sign on new licensees, we recognize back-owed royalties in the period in which it is determinable and earned. We have the right under our license agreements to engage independent auditors to review the royalty calculations. The amounts owed as a result of these audits may be higher or lower than previously recognized.

We have other revenues which consist of quarterly technology transfer payments ("TTP Quarterly Payment" as defined in the License Agreement with The Proctor & Gamble Company ("P&G")). TTP Quarterly Payments were being made by P&G during the term of the License Agreement up to and including the quarter in which P&G launched the first Licensed Product (as defined in the License Agreement). Thereafter, TTP and royalty payments are based on product sales as set forth in the License Agreement. TTPs, including the TTP Quarterly Payments, are non-creditable and non-refundable and there is no right of offset.  On December 9, 2010, we announced an amendment to the License Agreement with P&G and Gillette. The amendment provided for additional funding from each company to meet the common goal of a successful product launch. The amendment did not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio or of its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch calendar quarterly payments from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter to $2.0 million per year for an agreed period, after which the payments return to $1.25 million per calendar quarter if no product has been launched. P&G was to apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.   The payments under the amended license agreement were being recognized ratably through the expected launch term.  During the second quarter of 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million. Starting in the third quarter of 2012 and going forward, P&G has made and will continue to make post-launch TTPs based on a percentage of net sales of its light-based hair removal product, which we will recognize in the period received.
We include reimbursed shipping and handling costs in revenue with the offsetting expense included in selling and marketing expense. Included in revenues are $291,000, $288,000 and $260,000 of reimbursed shipping and handling costs during the years ended December 31, 2012, 2011, and 2010, respectively. For the years ended December 31, 2012, 2011, and 2010, $693,000, $465,000, and $207,000 of shipping and handling costs are included in selling and marketing expense.
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

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2012 and 2011.

At December 31,	2012	2011

Warranty accrual, beginning of year	$785,412	$529,374
Charged to costs and expenses relating to new sales	2,026,290	1,226,017
Costs of product warranty claims\change in estimate	(1,826,130)	(969,979)
Warranty accrual, end of year	$985,572	$785,412

Research and Development Expenses

We charge research and development expenses to operations as incurred.

Advertising costs
Advertising costs are included as part of selling and marketing expense and are expensed as incurred. Advertising expense for the years ended December 31, 2012, 2011, and 2010 was $1.5 million, $1.2 million, and $0.4 million, respectively.
Net (Loss) Income per Common Share
Basic net (loss) income per share was determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share was determined by dividing net (loss) income by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of stock options, stock appreciation rights ("SARs"), and restricted stock awards ("RSAs") based on the treasury stock method.

The reconciliation of basic and diluted weighted average shares outstanding is as follows:
At December 31,	2012	2011	2010

Basic weighted average common shares outstanding	18,863,708	18,695,612	18,548,548
Potential common shares pursuant to stock options, SARs and RSAs	-	246,404	-
Diluted weighted average common shares outstanding	18,863,708	18,942,016	18,548,548

For the years ended December 31, 2012, 2011, and 2010, 2.6 million, 2.4 million, and 2.6 million, respectively, stock options, stock-settled stock appreciation rights, and restricted stock awards to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, stock-settled stock appreciation rights, and restricted stock awards would have been antidilutive.

Stock-based compensation

We recognize stock-based compensation expense in accordance with ASC No. 718.  This guidance requires share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights, restricted stock awards, and restricted stock units to be recognized in the statement of operations based on their fair values at the date of grant.

During the years ended December 31, 2012, 2011, and 2010, we recognized stock-based compensation expense as follows:
	For the year ended December 31,
(in millions)	2012	2011	2010

Cost of professional product revenues	$0.2	$0.2	$0.2
Cost of service revenues	0.1	0.2	0.2
Research and development expense	0.9	1.5	1.8
Selling and marketing expense	0.8	1.0	0.9
General and administrative expense	0.6	0.7	0.7
	$2.6	$3.6	$3.8
During the years ended December 31, 2012, 2011, and 2010, we granted SARs to employees and directors totaling 0, 0, and 8,000, respectively. The SARs become exercisable over a four year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. We are recognizing related compensation expense on a straight-line basis over the four year period.
During the years ended December 31, 2012, 2011, and 2010, we granted 393,000, 470,250, and 307,000, respectively, restricted stock awards to employees and directors at a fair market value of our common stock on the date of grant, which vest over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  We are recognizing related compensation expense on a straight-line basis over the four year period.

During the years ended December 31, 2012, 2011, and 2010, we granted 80,000, 0, and 0, respectively, performance-based restricted stock awards ("PBRSAs") to employees at a fair market value of our common stock on the date of grant.  If the Company's consolidated revenue exceeds $100 million (the "Target") for any trailing four quarter period between January 1, 2013 and December 31, 2016, the PBRSAs will vest on the date which is the earlier of (i) the quarterly financial earnings release for the quarter that the Target has been achieved or (ii) a determination by the Audit Committee of the Board of Directors that the Target has been achieved.  As we believe that as of December 31, 2012, it is probable that the Target will be achieved before December 31, 2016, we are recognizing related compensation expense on a straight-line basis over the period from the date of grant through the expected vest date.  If at any point in time, we believe that achieving the performance goal is not probable, we will stop recognizing the related compensation expense and will adjust the previously recognized related compensation expense accordingly.
During the years ended December 31, 2012, 2011, and 2010, we granted 0, 45,000, and 0, respectively, restricted stock units to employees at a fair market value of our common stock on the date of grant, which vest over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  We are recognizing related compensation expense on a straight-line basis over the four year period.
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
Year ended December 31,	2012	2011	2010

Risk-free interest rate	-	-	1.66%
Expected dividend yield	-	-	-
Expected lives	-	-	3.0 years
Expected volatility	-	-	60%
Grant date fair value of awards granted during period	-	-	$6.17

In 2012 and 2011, we had no fair value assumptions as the only equity awards granted were performance-based restricted stock, restricted stock awards, and restricted stock units.
Based on our historical turnover rates, we assumed an annual estimated forfeiture rate of 3%, excluding the PBRSAs granted in 2012 mentioned above, when we calculated the estimated compensation cost for the year ended December 31, 2012. A recovery of prior expense will be recorded if the actual forfeitures are higher than estimated and vice versa. Ultimately, we will only recognize compensation expense for those awards that actually vest.
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

We continually assess litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated.  In accordance with the FASB's guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.  In management's opinion, we are not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on our financial statements.  We believe that contingent losses associated with any of our current litigation were remote at the time of the filing and as such, we have not recorded or disclosed any material loss contingencies related to such litigation.
We expense patent defense costs, costs for pursuing patent infringements, and external legal costs related to intangible assets in the period which they are incurred.
Disclosures About Fair Value of Financial Instruments
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendment are intended to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The new amendments will be effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not materially impact our financial statements or disclosures.

We performed an analysis of our investments held at December 31, 2012 and December 31, 2011 to determine the significance and character of all inputs to their fair value determination. The standard requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.
The FASB's fair value measurement guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
•	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Level 3 — Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. The following table presents our assets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.
Assets	Fair Value as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,116	$-	$-	$55,116
Short-term investments*	33,058	-	-	33,058
Other investments*	10,536	-	-	10,536
Auction-rate municipal securities	-	-	997	997
Total	$98,710	$-	$997	$99,707

* The amortized cost of these investments approximates fair market value.

Assets	Fair Value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63,077	$-	$-	$63,077
Short-term investments*	24,740	-	-	24,740
Other investments*	20,271	-	-	20,271
Auction-rate municipal securities	-	-	998	998
Total	$108,088	$-	$998	$109,086

* The amortized cost of these investments approximates fair market value.

At December 31, 2012, we held $33.1 million of short-term investments classified as held-to-maturity which included $10.1 million in corporate bonds, $9.0 million in commercial paper, $8.0 million in U.S. agency bonds, and $6.0 million in U.S. Treasury Notes.  As of December 31, 2012, the maturity dates for corporate bonds, commercial paper, U.S. agency bonds, and U.S. Treasury Notes range from 0.1 to 0.6 years, 0.1 to 0.5 years, 0.2 to 0.9 years, and 0.5 to 0.8 years, respectively.  At December 31, 2011, we held $24.7 million of short-term investments classified as held-to-maturity which included $18.7 million in commercial paper, $4.0 million in U.S. agency bonds, and $2.0 million in corporate bonds.  As of December 31, 2011, the maturity dates for commercial paper, U.S. agency bonds, and corporate bonds range from 9 days to 0.6 years, 13 days to 0.7 years, and 0.6 years, respectively.  The amortized cost of these investments approximates fair market value.
At December 31, 2012, we had $10.5 million of other investments classified as held-to-maturity securities which included $6.0 million in U.S. agency bonds and $4.5 million in U.S. Treasury Notes.  These other investments are recorded at amortized cost.  As of December 31, 2012, the maturity dates for the U.S. agency bonds and U.S. Treasury Notes range from 1.4 to 1.8 years and 1.3 to 1.6 years, respectively.  At December 31, 2011, we had $20.3 million of other investments classified as held-to-maturity securities which included $10.2 million in commercial paper, $8.1 million in U.S. agency bonds, and $2.0 million in U.S. Treasury Notes.  These other investments are recorded at amortized cost.  As of December 31, 2011, the maturity dates for the commercial paper, U.S. agency bonds, and U.S. Treasury Notes range from 1.1 to 1.6 years, 1.2 to 1.9 years, and 1.6 years, respectively.  The amortized cost of these investments approximates fair market value.
In addition to the other investments discussed above, at both December 31, 2012 and December 31, 2011, the par value of the auction-rate municipal securities was $1.3 million.  As described in more detail below, all of our ARS have unrealized losses, which have been recorded in accumulated other comprehensive loss.  The maturity date for our auction-rate municipal securities is in December 2045.

Level 3 Gains and Losses
The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the year ended December 31, 2012.

Auction-rate
(In thousands)	municipal securities	Total
Balance at December 31, 2011	$998	$998
Net transfers in/(out) of Level 3	-	-
Purchases	-	-
Settlements (at par)	-	-
Gains
Realized	-	-
Unrealized	-	-
Losses
Realized	-	-
Unrealized	(1)	(1)
Balance at December 31, 2012	$997	$997

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer. We continue to receive regular dividends from each of our ARS at current market rates.
Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions.  As such, we classified our ARS as Level 1 investments in accordance with the FASB's guidance at December 31, 2007.  Beginning in February 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of December 31, 2012 and 2011.
The estimated fair value of our holdings of ARS at December 31, 2012 was $1.0 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended December 31, 2012 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of December 31, 2012, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis and recurring dividend stream from these investments, we have determined that the fair value of our ARS was temporarily impaired as of December 31, 2012.
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
Foreign Currencies
In accordance with the FASB's guidance on foreign currency translation, the financial statements of subsidiaries outside the United States are measured using the foreign subsidiary's local currency as the functional currency. We translate the assets and liabilities of our foreign subsidiaries at the exchange rate in effect at the end of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive (loss) income included in stockholders' equity. Transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other (expense) income. For the years ended December 31, 2012, 2011, and 2010, we recognized a foreign currency transaction loss of $40,000, loss of $299,000, and gain of $298,000, respectively.  The foreign currency transaction (loss) gains were included in other (expense) income.

Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss
Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.
The components of accumulated other comprehensive loss as of December 31, 2012 and 2011 are as follows:
At December 31,	2012	2011

Unrealized loss on marketable securities, net of taxes	$(185,661)	$(192,861)
Foreign currency translation adjustment	(67,230)	(70,988)
Total accumulated other comprehensive loss	$(252,891)	$(263,849)

Income Taxes
We provide for income taxes under the liability method in accordance with the FASB's guidance on accounting for income taxes.  Under this guidance, we only recognize a deferred tax asset for the future benefit of our tax losses, temporary differences and tax credit carryforwards to the extent that it is more likely than not that these assets will be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.
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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company's financial condition, results of operations and comprehensive (loss) income or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.

Note 2 – Segment and Geographic Information
In accordance with ASC 280 Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB's guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer.  In the fourth quarter of 2011, we changed the manner in which the Company's financial information is evaluated.  We now view our operations and manage our business as two segments, Professional Product segment and Consumer Product segment.

The following financial information is the information that the chief decision maker uses to analyze the Company's financial performance.  Periods prior to the year ended December 31, 2011 have been restated to present the information in accordance with our two reportable operating segments.
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
	For the year ended December 31,
	2012
	Professional	Consumer	Total

Revenues	$77,487,353	$3,085,882	$80,573,235
Cost of revenues and royalties	31,313,699	6,580,752	37,894,451
Gross profit (loss)	46,173,654	(3,494,870)	42,678,784
Operating expenses	45,367,516	3,302,673	48,670,189
Income (loss) from operations	$806,138	$(6,797,543)	$(5,991,405)

	For the year ended December 31,
	2011
	Professional	Consumer	Total

Revenues	$99,882,758	$3,554,110	$103,436,868
Cost of revenues and royalties	39,436,166	3,267,165	42,703,331
Gross profit	60,446,592	286,945	60,733,537
Operating expenses	46,402,221	3,593,634	49,995,855
Income (loss) from operations	$14,044,371	$(3,306,689)	$10,737,682

	For the year ended December 31,
	2010
	Professional	Consumer	Total

Revenues	$63,720,885	$-	$63,720,885
Cost of revenues and royalties	22,755,797	135,737	22,891,534
Gross profit (loss)	40,965,088	(135,737)	40,829,351
Operating expenses	42,261,837	7,759,099	50,020,936
Loss from operations	$(1,296,749)	$(7,894,836)	$(9,191,585)

As of December 31, 2012 and 2011, we had $167.4 million and $171.7 million, respectively, in total assets related to our Professional Product segment.  As of December 31, 2012 and 2011, we had $1.4 million and $6.3 million, respectively, in total assets related to our Consumer Product segment.
Our total revenues are attributed to geographic areas based on the location of the end customer.  The following table presents total revenues and long-lived assets for the years ended December 31, 2012, 2011, and 2010.

(in thousands)	2012		2011		2010
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets

United States	$43,696	$35,760	$73,466	$36,549	$36,654	$37,086
Europe	13,758	81	9,434	107	9,899	-
Canada	6,654	-	5,010	-	5,317	-
Middle East	3,845	-	3,767	-	2,108	-
Asia / Pacific Rim	2,813	-	3,302	-	1,746	-
South and Central America	2,958	-	3,260	-	3,288	-
Australia	3,469	-	3,022	-	2,839	-
Japan	3,380	44	2,176	57	1,870	79
Total	$80,573	$35,885	$103,437	$36,713	$63,721	$37,165

In the fourth quarter of 2010, we launched the PaloVia® Skin Renewing Laser® – our first consumer product.  Our Consumer Product segment consists of the business activities related to the PaloVia laser. Since we were selling the PaloVia laser through retail channels for which we had no history and were unable to estimate the customer return rates and the expected warranty accrual needed on sales of our consumer product, we deferred all consumer product revenues from the PaloVia laser until the fourth quarter of 2011.  During the fourth quarter of 2011, we determined that we had sufficient history to be able to estimate our customer return rates and the expected warranty accrual needed on sales of our consumer product.  In the fourth quarter of 2011, we recognized $3.5 million of consumer product revenues related to the PaloVia laser.  At December 31, 2012 and December 31, 2011, we had no deferred revenue related to the PaloVia laser.  Included in our consolidated inventory balances at December 31, 2012 and December 31, 2011 is approximately $0.7 million and $5.3 million, respectively, of consumer product inventory.  During the year ended December 31, 2012, we recognized a $3.8 million charge to reduce our consumer product inventory to its estimated net realizable amounts.  At December 31, 2012 and December 31, 2011, we had $0.3 million and $0.8 million, respectively, of inventory on consignment in finished goods.

Note 3 – Income Taxes
We provide for income taxes under the liability method in accordance with the FASB's guidance on accounting for income taxes.   (Loss) income before income taxes consists of the following:
Year ended December 31,	2012	2011	2010

Domestic	$(4,980,364)	$15,805,107	$(7,706,018)
Foreign	(706,265)	(4,270,715)	(766,343)
Total	$(5,686,629)	$11,534,392	$(8,472,361)

The provision for income taxes in the accompanying consolidated statements of operations consists of the following:
Year ended December 31,	2012	2011	2010

Federal:
Current	$350,039	$3,588,798	$210,090
Deferred	-	-	-
	350,039	3,588,798	210,090

State:
Current	143,370	515,745	92,505
Deferred	-	-	-
	143,370	515,745	92,505

Foreign:
Current	(8,879)	1,420	-
Deferred	-	-	-
	(8,879)	1,420	-

Total	$484,530	$4,105,963	$302,595

A reconciliation of the federal statutory rate to our effective tax rate is as follows:
Year ended December 31,	2012	2011	2010

Income tax (benefit) provision at federal statutory rate	(34.0%)	34.0%	(34.0%)
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	(1.5)	3.1	(2.2)
Federal research credit	-	(3.0)	(1.1)
Foreign rate differential	(0.3)	0.4	(0.3)
Change in foreign valuation allowance	4.5	12.2	3.4
Change in U.S. valuation allowance	28.9	(13.3)	32.1
ASC 740-10 reserves	5.5	1.9	(0.3)
Permanent items	3.5	0.3	5.3
U.S federal and state provision to return adjustment	1.9	-	0.7
Provision for income taxes	8.5%	35.6%	3.6%
The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:
At December 31,	2012	2011

Deferred Tax Assets
Net operating loss carry forwards	$2,349,107	$1,962,882
Nondeductible reserves	3,339,700	1,880,276
Nondeductible accruals	1,479,545	1,527,390
Tax credits	495,486	499,099
Deferred revenue	273,608	-
Stock-based compensation	1,865,675	2,100,606
Gross Deferred Tax Assets	$9,803,121	$7,970,253
Valuation allowance	(9,551,668)	(7,636,353)
Net Deferred Tax Assets	$251,453	$333,900

Deferred Tax Liabilities
Fixed assets	$(251,453)	$(333,900)
Net Deferred Tax Liabilities	$(251,453)	$(333,900)

Net Deferred Tax Assets	$-	$-

Our 2012 tax expense of $0.5 million is comprised of $0.2 million of state non-income taxes and $0.3 million in increases in uncertain tax positions.

Under the FASB's guidance, we only recognize a deferred tax asset for the future benefit of our tax losses, temporary differences and tax credit carry forwards to the extent that it is more likely than not that these assets will be realized. We continue to believe that it is more likely than not that our foreign deferred tax assets will not be realized. Therefore, we have established and maintained a full valuation allowance in 2012 and 2011 on our foreign deferred tax assets.
In 2012 and 2011, we have continued to record a valuation allowance against our U.S. deferred tax assets. In 2012, we generated U.S. federal and state tax losses. In 2011, as a result of the resolution of the patent infringement lawsuits against Syneron, Inc., Syneron Medical Ltd., and Candela Corporation, we generated U.S. federal and state taxable income in the U.S. that was partially offset by U.S. federal and state net operating loss carry forwards.  In evaluating the ability to recover our U.S. deferred tax assets, we considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  We do not believe it is more likely than not that the net deferred tax assets will be realized.
In addition to the tax assets described above, we have deferred tax assets totaling approximately $18.4 million related to excess tax deductions from the exercise of employee stock options. Recognition of these assets would occur upon the utilization of these deferred tax assets to reduce current taxes payable and would result in a credit to additional paid-in capital within stockholders' equity. For 2012, 2011, and 2010, the impact to paid-in capital resulting from the utilization of these assets was $0.2 million, $3.2 million, and $0.2 million, respectively.
At December 31, 2012, we had available, subject to review and possible adjustment by the Internal Revenue Service, U.S. federal net operating loss and tax credit carry forwards of approximately $38.7 million and $4.5 million, respectively, to be used to offset future taxable income. We also have U.S. state net operating loss and tax credit carry forwards of approximately $13.0 million and $2.0 million, respectively, to be used to offset future taxable income.  These U.S. federal and state net operating loss and tax credit carry forwards are primarily attributable to the excess tax deductions from the exercise of employees' stock options and will expire through 2032. We also have $6.0 million of foreign net operating loss carry forwards.
At December 31, 2012, we have $3.3 million of unrecognized tax benefits, including related accrued interest, all of which would affect our effective tax rate if recognized.  A reconciliation of our total gross unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 is below.
At December 31,	2012	2011	2010

Balance at beginning of year	$2,902,543	$2,762,432	$3,032,220
Tax positions related to current year:
Increase related to positions taken in current year	69,959	173,800	146,811
Increases related to positions taken during prior year	258,112	94,069	-
Decrease related to positions take during prior year	-	-	(98,923)
Decrease related to settlements	(8,471)	-	(12,415)
Decrease resulting from statute expiration	(175,355)	(127,758)	(305,261)
Balance at end of year	$3,046,788	$2,902,543	$2,762,432

We establish reserves for uncertain tax positions based on management's assessment of exposure associated with tax deductions, permanent tax differences, and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, we had approximately $229,000 and $180,000 of accrued interest and penalties related to uncertain tax positions, respectively.

The tax years 2006-2012 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

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
During 2012, 2011, and 2010, we matched in Palomar common stock 50% of all employee contributions by issuing 60,852, 69,276, and 38,993 shares of common stock, respectively, to the 401(k) Plan in satisfaction of our employer match for employee contributions. During the fourth quarter of 2012, our Board of Directors approved an additional 500,000 shares of common stock to be reserved for issuance under the company's 401(k) Plan and the company then listed these additional shares with NASDAQ.  The number of shares of common stock reserved for issuance under the 401(k) Plan at December 31, 2012 was 1,500,000 shares. As of December 31, 2012, 463,531 shares of common stock remained available for issuance thereunder. For the years ended December 31, 2012, 2011, and 2010, we recognized $578,000, $650,000, and $574,000, respectively, as compensation expense related to the 401(k) Palomar common stock match.
Note 5 – Accrued Liabilities
At December 31, 2012 and 2011, accrued liabilities consisted of the following:
At December 31,	2012	2011

Payroll and employee benefits	$2,519,944	$7,098,276
Royalties	2,071,142	1,739,681
Commissions	1,757,075	1,180,298
Warranties	985,572	785,412
Taxes	644,997	589,862
Professional fees	618,026	732,351
Other	505,788	312,041
Total	$9,102,544	$12,437,921
Note 6 – Commitments and Contingencies
Operating lease and commitments
We lease the following space as office and service space for our foreign subsidiaries:

Location	Lease Expiration	Square Footage

The Netherlands	April 2013	1,700
Australia	April 2014	1,140
Japan	April 2014	2,150
Germany	April 2014	1,850
Spain	December 2013	4,400

We believe that all facilities are in good condition and are suitable and adequate for our current operations.  Rent expense is expected to be approximately $0.4 million in 2013.

We incurred rent expense of $0.4 million, $0.3 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, our estimated contractual obligations under operating lease agreements are as follows (in thousands):
	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Operating leases	$328	$272	$56	-	-

Royalties
We are a party to three patent license agreements with Massachusetts General Hospital ("MGH") whereby we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. For the years ended December 31, 2012, 2011, and 2010, approximately $2.8 million, $15.0 million, and $2.9 million of royalty expense, respectively, was incurred under these agreements.
Litigation
We continually assess litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss, which could be estimated.  In accordance with the FASB's guidance on accounting for contingencies, we accrue for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.  In management's opinion, we are not currently involved in any legal proceedings, which, individually or in the aggregate, could have a material effect on our financial statements.  We believe that contingent losses associated with any of our current litigation were remote as of December 31, 2012 and at the time of the filing, and as such, we have not recorded or disclosed any material loss contingencies related to this litigation.

Candela Corporation, Massachusetts Litigation

On August 9, 2006, we commenced an action for patent infringement against Candela Corporation (acquired in 2010 by Syneron, Inc.) in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we and MGH alleged that certain Candela products, which use laser and lamp technology for hair removal willfully infringe U.S. Patent Nos. 5,735,844 (the "'844 patent") and 5,595,568 (the "'568 patent"), which are exclusively licensed to us by MGH.

On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to the '844 patent and the '568 patent and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to U.S. Patent Nos. 6,743,222 and 5,312,395 and U.S. and foreign counterparts for professional laser- and lamp-based systems.  Under the second Agreement, Palomar agreed to grant to Syneron and affiliates a non-exclusive, royalty bearing, license in the United States to the '844 patent and the '568 patent for consumer home-use lamp-based hair removal products.  Syneron agreed to pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar was to receive a royalty-free license to certain Syneron and Candela patents.  In accordance with the second Agreement, in June 2012, Palomar and Syneron and Candela entered into a Non-Exclusive Patent License in the Consumer Field, effective September 15, 2011.

On August 9, 2006, Candela commenced an action for patent infringement against us in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief.  During the course of the lawsuit, Candela alleged that certain of our products infringed U.S. Patent No. 6,743,222 (the "'222 patent") which is directed to acne treatment, and U.S. Patent No. 5,312,395 (the '395 patent) which is directed to treatment of pigmented lesions.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements under which, among other provisions, Candela and Syneron granted to Palomar a royalty-free license to the '222 patent and the '395 patent and U.S. and foreign counterparts.

Syneron, Inc., Massachusetts Litigation

On November 14, 2008, we commenced an action for patent infringement against Syneron, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. During the course of this lawsuit, we alleged that certain Syneron products, which use light-based technology for hair removal, willfully infringe the '568 patent and the '844 patent, which are exclusively licensed to us by MGH.  On September 15, 2011, Palomar and MGH entered into a comprehensive settlement agreement with Syneron, Inc., Syneron Medical Ltd., and Candela Corporation which ended the patent disputes between the companies, including this patent dispute.  The settlement agreement includes two Non-Exclusive Patent License Agreements by Palomar with Candela and Syneron.  Under the first Agreement, Palomar granted to Candela and Syneron a non-exclusive, worldwide, fully paid-up, irrevocable license to the '844 patent and the '568 patent and foreign counterparts for their professional laser- and lamp-based hair removal systems.  Under this Agreement, Candela and Syneron paid Palomar $31 million and granted to Palomar a royalty-free license to certain Candela patents.  Under the second Agreement, Palomar agreed to grant to Syneron and affiliates a non-exclusive, royalty bearing license in the United States to the '844 patent and the '568 patent for consumer home-use lamp-based hair removal products.  Syneron agreed to pay Palomar on sales in the United States a 5.0 percent royalty up to an undisclosed amount of cumulative sales, then 6.5 percent up to the next undisclosed amount of cumulative sales, and 7.5 percent on all cumulative sales thereafter.  In addition, Palomar was to receive a royalty-free license to certain Syneron and Candela patents.  In accordance with the second Agreement, in June 2012, Palomar and Syneron and Candela entered into a Non-Exclusive Patent License in the Consumer Field, effective September 15, 2011.

Tria Beauty, Inc., First Massachusetts Litigation

On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the '844 patent, which is exclusively licensed to us by MGH.  Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  We filed a reply denying the material allegations of the counterclaims.  On September 21, 2009, following successful re-examination of the '568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the '568 patent, which is also exclusively licensed to us by MGH.  Our motion also included adding MGH as a plaintiff in the lawsuit.  A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and we received what we consider to be a favorable ruling on October 13, 2010.  On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct.  The parties are in discovery.  No trial date has yet been set.

Tria Beauty, Inc., Second Massachusetts Litigation

On May 22, 2012, we commenced an action for patent infringement against Tria Beauty, Inc. in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes U.S. Patent No. 8,182,473 (the "'473 patent").  On July 16, 2012, Tria answered the complaint denying that its products infringe valid claims of the '473 patent and filing counterclaims seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  Tria's answer further included purported counterclaims of violation of Massachusetts General Laws Chapter 93A and abuse of process, seeking damages "in excess of $75,000, exclusive of interest and costs." We have filed a response to Tria's answer denying and asserting defenses to Tria's purported counterclaims.  On December 20, 2012, we filed a second amended complaint which further alleges that the Tria System infringes U.S. Patent Nos. 8,328,794 and 8,328,796.  On January 13, 2013, Tria answered the second amended complaint denying that its products infringe valid claims of the asserted patents and filing counterclaims seeking a declaratory judgment that the asserted patents are not infringed, are invalid and not enforceable.  On February 14, 2013, we filed a response to Tria's answer denying and asserting defenses to Tria's purported counterclaims.

Asclepion Laser Technologies GmbH, German Litigation

      On October 13, 2010, we commenced an action for patent infringement against Asclepion Laser Technologies GmbH in the District Court of Düsseldorf, Germany seeking both monetary damages and injunctive relief.  The complaint alleged that Asclepion's MeDioStar and RubyStar products infringe European Patent Number EP 0 806 913, which is the first issued European patent corresponding to U.S. Patent Numbers 5,595,568 and 5,735,844.  On October 29, 2010, Asclepion asked the court to stay its proceedings until a final decision is rendered by the Court of Rome in Italy (see Asclepion Laser Technologies GmbH, Italian Litigation below) and until a final decision in the opposition proceedings is rendered by the European Patent Office.  On December 16, 2010, Asclepion filed an intervention to the opposition appeal proceedings concerning patent EP 0 806 913 requesting that the patent be revoked in its entirety.  On January 20, 2011, we agreed to Asclepion's request for a stay of this lawsuit.  On January 31, 2011, the District Court of Düsseldorf stayed this lawsuit until a final decision is rendered by the Court of Rome in Italy.

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

Note 7 – Stockholders' Equity
Preferred Stock
Our Second Restated Certificate of Incorporation provides for, and our board of directors and stockholders authorized, 1,500,000 shares of $0.01 par value preferred stock. We have designated 100,000 shares as Series A Participating Cumulative Preferred Stock ("Series A") in connection with the Rights Agreement discussed below. No shares of Series A have been issued. However, upon issuance, the Series A will be entitled to vote, receive dividends, and have liquidation rights. The remaining authorized preferred stock is undesignated and our board of directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without vote or action by the stockholders.
Rights Agreement

In April 1999, we adopted a shareholder rights plan ("Rights Plan"). The Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the Rights Plan, our board of directors declared a dividend distribution of one right for each share of common stock outstanding until the rights become exercisable. Each right entitles the registered holder to purchase from us seven one-thousandths (7/1000th) of a share of Series A Participating Cumulative Preferred Stock ("Series A shares") for $56, adjusted for certain events. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer for 15% or more of our common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of Series A shares equivalent to the number of shares of our common stock, which have a market value of twice the purchase price of the right. In the event that we are acquired in a merger or other business combination transaction or more than 50% of our assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the $56 purchase price. The rights will not be exercisable until certain events occur. Our board of directors may elect to terminate the rights under certain circumstances. On October 28, 2008, we amended and restated the April 1999 shareholder rights agreement to (i) extend the expiration date to October 28, 2018, (ii) increase the purchase price to $200.00, (iii) amend the definition of "Acquiring Person" to exclude a "Person" qualified to file Schedule 13G as provided in the definition, (iv) amend the recitals to take account of the "Recapitalization" that occurred May 7, 1999, and (v) make any other additional changes deemed necessary.

Note 8 – Stock Incentive Plans and Warrants
Stock Options
We have several stock option plans and incentive stock plans (the "Plans") providing for the issuance of a maximum of 9,778,571 shares of common stock, which may be issued as incentive stock options ("ISOs"), nonqualified stock options, stock-settled stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), performance-based restricted stock awards ("PBRSAs"), or restricted stock units ("RSUs"). Under the terms of the Plans, ISOs may not be granted at less than the fair market value on the date of grant (and in no event less than par value); in addition, ISO grants to holders of 10% of the combined voting power of all classes of Palomar stock must be granted at an exercise price of not less than 110% of the fair market value at the date of grant. Pursuant to the Plans, options are exercisable at varying dates, as determined by our board of directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). Our board of directors, in its discretion, may convert the optionee's ISOs into nonqualified stock options at any time prior to the expiration of such ISOs.

The following table summarizes all stock option activity for the year ended December 31, 2012:
	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	2,665,562	$0.90 - $24.63	$13.90	4.63	$596,136
Granted	-	-	-
Exercised	(40,000)	$0.90 - $5.05	$1.70
Cancelled	(259,194)	$9.15 - $16.53	$14.64
Outstanding, December 31, 2012	2,366,368	$4.08 - $24.63	$14.02

Exercisable, December 31, 2012	2,366,368	$4.08 - $24.63	$14.02	3.73	$263,652
Vested and expected to vest at December 31, 2012	2,366,368		$14.02	3.73	$263,652
Available for future issuances under the plans as of December 31, 2012	62,589
The total intrinsic value for options exercised during the years ended December 31, 2012, 2011, and 2010 was $281,600, $1,100,408, and $263,413, respectively.
The following table summarizes information about stock options outstanding as of December 31, 2012:
Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$4.08 - $10.72	253,376	5.39	$8.17	253,376	$8.17
$13.31 - $13.31	1,222,500	5.10	13.31	1,222,500	13.31
$13.66 - $24.63	890,492	1.38	16.67	890,492	16.67
$4.08 - $24.63	2,366,368	3.73	$14.02	2,366,368	$14.02
As of December 31, 2012, we had no unamortized stock-based compensation expense related to these options.
Stock-Settled Stock Appreciation Rights
SARs are awards that allow the recipient to receive an amount of our common stock equal to the appreciation (if any) in the fair market value of our common stock on the date of exercise over the initial SAR valuation set on the date of grant per share of common stock for the number of shares vested. We have awarded stock-settled SARs since 2007. The conversion price was set at 50 percent of the fair market value of our common stock on the date of grant, and the holder's right to receive shares of common stock under these grants occurs automatically on the vesting date. The SARs become exercisable over a four-year period with one-third vesting on the second, third, and fourth anniversaries of the date of grant. The related compensation expense is being recognized over the four-year period on a straight-line basis. Total unamortized stock-based compensation expense related to these awards as December 31, 2012 is $0.1 million which will be recognized over a weighted average period of 0.9 years.

We did not grant any SARs in the year ended December 31, 2012.
The following table summarizes the SARs activity for the year ended December 31, 2012:
	Number of Shares	Weighted Average Conversion Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	248,239	$6.34	1.17	$734,728
Granted	-	-
Converted	(164,317)	6.79
Cancelled/Expired	(15,263)	6.97
Outstanding, December 31, 2012	68,659	$5.12	0.87	$280,506

Vested, December 31, 2012	-	-	-	$-

SARs Outstanding
Range of Conversion Prices	SARs Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Conversion Price
$5.03 - $5.03	5,333	0.92	$5.03
$5.13 - $5.60	63,326	0.86	5.13
$5.03 - $5.60	68,659	0.87	$5.12

Restricted Stock Awards
The following table summarizes the RSAs activity for the year ended December 31, 2012:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2011	700,499	$9.70
Granted	393,000	8.97
Vested	(176,813)	10.00
Cancelled	(64,750)	9.70
Nonvested, December 31, 2012	851,936	$9.30
The following table summarizes the RSA grant and unamortized compensation expense for the years ended December 2012, 2011, and 2010.  All restricted common stock awards vest over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  The related compensation expense is being recognized over the four-year period on a straight-line basis.
	Number of restricted common stock granted	Unamortized stock-based compensation at December 31, 2012 (in millions)	Weighted average period for recognition of unamortized compensation as of December 31, 2012 (in years)
As of December 31, 2012	393,000	$3.8	2.4
As of December 31, 2011	470,250	$2.5	1.8
As of December 31, 2010	307,000	$1.7	1.5

Performance-based Restricted Stock Awards
During the years ended December 31, 2012, 2011, and 2010, we granted 80,000, 0, and 0, respectively, performance-based restricted stock awards ("PBRSAs") to employees at a fair market value of our common stock on the date of grant.  If the Company's consolidated revenue exceeds $100 million (the "Target") for any trailing four quarter period between January 1, 2013 and December 31, 2016, the PBRSAs will vest on the date which is the earlier of (i) the quarterly financial earnings release for the quarter that the Target has been achieved or (ii) a determination by the Audit Committee of the Board of Directors that the Target has been achieved.  As we believe that as of December 31, 2012, it is probable that the Target will be achieved before December 31, 2016, we are recognizing related compensation expense on a straight-line basis over the period from the date of grant through the expected vest date.  If at any point in time, we believe that achieving the performance goal is not probable, we will stop recognizing the related compensation expense and will adjust the previously recognized related compensation expense accordingly.
Restricted Stock Units
The following table summarizes the RSUs activity for the year ended December 31, 2012:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2011	45,000	$10.05
Granted	-	-
Vested	(11,250)	10.05
Cancelled	-	-
Nonvested, December 31, 2012	33,750	$10.05
The following table summarizes the RSU grant and unamortized compensation expense for the years ended December 2012, 2011, and 2010.  All restricted common stock units vest over a four year period with one-quarter vesting on each of the next four anniversaries of the date of grant.  The related compensation expense is being recognized over the four-year period on a straight-line basis.
	Number of restricted common stock granted	Unamortized stock-based compensation at December 31, 2012 (in millions)	Weighted average period for recognition of unamortized compensation as of December 31, 2012 (in years)
As of December 31, 2012	-	$-	-
As of December 31, 2011	45,000	$0.3	1.7
As of December 31, 2010	-	$-	-
Warrants
As of December 31, 2012, we had no warrants outstanding.  The total intrinsic value for warrants exercised during the years ended December 31, 2012, 2011, and 2010 was $0, $0, and $81,275, respectively.
Reserved Shares
At December 31, 2012, we have reserved shares of our common stock for the following:
Stock incentive plans	2,468,777
Employee 401(k) plan	463,531
Total	2,932,308

Note 9 – License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)
On December 9, 2010, we announced an amendment to the License Agreement with Procter & Gamble ("P&G") and Gillette. The amendment provided additional funding from each company to meet the common goal of a successful product launch. The amendment did not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch quarterly technology transfer payments ("TTP Quarterly Payments" as defined in the License Agreement) from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter the TTP Quarterly Payments would be $2.0 million per year for an agreed period, after which the payments would return to $1.25 million per calendar quarter if no product has been launched. P&G was to apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.   The TTP Quarterly Payments under the amended license agreement were being recognized ratably through the expected launch term.
During the second quarter of 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in the License Agreement) of $1.0 million.  Starting in the third quarter of 2012 and going forward, P&G has made and will continue to make post-launch technology transfer payments based on a percentage of net sales of its light-based hair removal product which will be recognized in the period received.
For the years ended December 31, 2012, 2011, and 2010, we recognized $1.3 million, $2.2 million, and $4.3 million of other revenues from P&G, respectively.
As of December 31, 2012 and December 31, 2011, there were $0 and $0.2 million of advance payments, respectively received from P&G for which services were not yet provided and were included in deferred revenue.
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
The $31.0 million payment that we received from Candela/Syneron on September 19, 2011 was compensation for back-owed royalties for sales of professional laser- and lamp-based systems beginning with Candela and Syneron's sales in August 2000 through September 30, 2011 plus estimated future royalties owed through the expiration of the Anderson Patents in February 2015.  The $31.0 million payment is irrevocable, non-refundable, and Palomar has no future obligations under the Settlement Agreement.  Pursuant to our license agreement with Massachusetts General Hospital ("MGH"), we paid $5 million to MGH.  This represents 40% of all royalty payments from Candela/Syneron, after deducting our related outside legal expenses.
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

Note 11 – Quarterly Results of Operations (Unaudited)
The following tables present a condensed summary of quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data).
	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$19,000	$19,670	$18,475	$23,428
Cost and expenses	$21,320	$20,939	$23,132	$21,173
Net (loss) income	$(2,292)	$(1,472)	$(4,675)	$2,267
Net (loss) income per share:
Basic	$(0.12)	$(0.08)	$(0.25)	$0.12
Diluted	$(0.12)	$(0.08)	$(0.25)	$0.12
	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$18,156	$16,265	$46,054	$22,962
Cost and expenses	$20,134	$20,326	$27,543	$24,705
Net (loss) income	$(1,894)	$(3,999)	$15,249	$(1,937)
Net (loss) income per share:
Basic	$(0.10)	$(0.21)	$0.82	$(0.10)
Diluted	$(0.10)	$(0.21)	$0.81	$(0.10)

This financial information includes several transactions, which affect the comparability of the quarterly results for the years ended December 31, 2012 and 2011. For the year ended December 31, 2012, the following transactions are included:
•
Third quarter: During the third quarter of 2012, we recognized a $3.8 million charge to cost of consumer product revenues to reduce our consumer product inventory to its estimated net realizable amounts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures

We carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal controls
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
In conducting their evaluation of the effectiveness of our company's internal control over financial reporting, our management used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal controls over financial reporting as of December 31, 2012 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palomar Medical Technologies, Inc.:

We have audited Palomar Medical Technologies, Inc.'s internal control over financial reporting as of  December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palomar Medical Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Palomar Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Palomar Medical Technologies, Inc.  and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 14, 2013

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the information contained under the captions "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our 2013 annual proxy statement to be filed prior to April 30, 2013.
We have adopted a code of business conduct and ethics applicable to all of our directors, officers and employees. The code of business conduct and ethics is available on our website, http://www.palomarmedical.com, on the Investor Relations webpage through our internet site by clicking on the "Investors" link under "About Palomar".
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the information contained under the captions "Corporate Governance" and "Information about Executive and Director Compensation" in our 2013 annual proxy statement to be filed prior to April 30, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the information contained under the captions "Information about Executive and Director Compensation" and "Security Ownership of Certain Beneficial Owners and Management" in our 2013 annual proxy statement to be filed prior to April 30, 2013.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated herein by reference to the information contained under the caption "Corporate Governance" in our 2013 annual proxy statement to be filed prior to April 30, 2013.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the information contained under the caption "Matters to be Considered at Annual Meeting" in our 2013 annual proxy statement to be filed prior to April 30, 2013.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 (restated)
Notes to Consolidated Financial Statements
(1)	Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(2)	Listing of Exhibits —

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		8-K	October 31, 2008	4.02
3.5	Second Amended and Restated By-laws		10-Q	August 8, 2012	3.1

3.6	Amended Text of Article I, Section 9 of the Second Amended and Restated By-laws		8-K	July 25, 2012	3.1

4.1	Specimen certificate of common stock		10-Q	May 17, 1999	4.1

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

4.3	Amended and Restated Rights Agreement dated as of October 28, 2008 between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent, including Exhibit A, Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock and Exhibit B, Amended and Restated Form of Right Certificate		8-K	October 31, 2008	4.01

10.1*	Second Amended 1993 Stock Option Plan		10-Q	August 16, 1999	4.2

10.2*	Second Amended 1995 Stock Option Plan		10-Q	August 16, 1999	4.3

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.3*	Second Amended 1996 Stock Option Plan	10-Q	August 16, 1999	4.4

10.4*	1998 Incentive and Non-Qualified Stock Option Plan	DEF 14A	April 22, 1998	B

10.5*	2004 Stock Incentive Plan	DEF 14A	March 17, 2004	A

10.6*	2007 Stock Incentive Plan	DEF 14A	March 21, 2007	A

10.7*	Amendment to 2007 Stock Incentive Plan	10-Q	November 5, 2009	10.72

10.8*	401(k) Plan	S-8	October 4, 1995	99(h)

10.9*	Employment Agreement with Joseph P. Caruso, dated July 1, 2001	10-K	March 17, 2004	10.17

10.10*	Amendment to Employment Agreement with Joseph P. Caruso, dated July 1, 2001	10-Q	August 5, 2010	10.79

10.11*	Letter agreement with Joseph P. Caruso, dated May 15, 2012, related to the Employment Agreement between the Company and Joseph P. Caruso, dated July 1, 2001	10-Q	August 8, 2012	10.1

10.12*	Employment Agreement with Paul S. Weiner dated July 1, 2001	10-K	March 17, 2004	10.18

10.13*	Amendment to Employment Agreement with Paul S. Weiner, dated July 1, 2001	10-Q	August 5, 2010	10.80

10.14*	Letter agreement with Paul S. Weiner, dated May 15, 2012, related to the Employment Agreement between the Company and Mr. Weiner, dated July 1, 2001	10-Q	August 8, 2012	10.2

10.15	License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated August 18, 1995	10-K	February 12, 1999	10.44

10.16	First Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated January 2, 1996	10-K	February 12, 1999	10.45

10.17	Second Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated February 14, 1997	10-K	February 12, 1999	10.46

10.18+	Third and Fourth Amendments to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated November 20, 2000 and February 18, 2003, respectively	10-K	March 27, 2003	10.13

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.19+	Fifth Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital, dated March 20, 2006	10-Q	May 9, 2006	10.35

10.20+	Research Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated August 1, 2004	8-K	November 18, 2004	99.1

10.21+	Amended and Restated License Agreement (MGH Case Nos: 783, 912, 2100) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.1

10.22+	License Agreement (MGH Case No. 2057) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.2

10.23+	License Agreement (MGH Case No. 1316) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation	8-K	March 20, 2008	10.3

10.24+	The Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated February 14, 2003	8-K	February 19, 2003	10.1

10.25	Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated February 14, 2003	8-K	June 28, 2004	99.3

10.26	Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated October 2, 2003	8-K	June 28, 2004	99.2

10.27	Second Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated June 24, 2004	8-K	June 28, 2004	99.1

10.28+	Third Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated October 31, 2005	10-K	March 6, 2006	10.30

10.29+	Amended and Restated Development and License Agreement effective as of February 14, 2003 and restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	February 21, 2007	10.1

10.30+	Amendment, dated February 14, 2007, to the Amended and Restated Development and License Agreement, dated February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	February 21, 2007	10.2

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.31	Second Amendment, dated December 21, 2007, to the Amended and Restated Development and License Agreement, effective as of February 14, 2003 and restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company	8-K	December 21, 2007	10.1

10.32+	License Agreement, executed February 29, 2008, effective as of February 14, 2003, between Palomar Medical Technologies, Inc. and The Procter and Gamble Company and The Gillette Company	8-K	March 3, 2008	10.1

10.33+	Amendment #1 to License Agreement, dated December 9, 2010 and effective as of October 1, 2010, between Palomar Medical Technologies, Inc., The Procter & Gamble Company and The Gillette Company	8-K	December 9, 2010	10.1

10.34+	Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated September 1, 2004	8-K	September 7, 2004	99.1

10.35+	First Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated May 1, 2006.	10-Q	August 8, 2006	10.36

10.36+	Second Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated May 7, 2007	10-Q	May 8, 2007	10.45

10.37+	Third Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated August 15, 2007	10-Q	November 2, 2007	10.47

10.38+	Fourth Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated August 22, 2007	10-Q	November 2, 2007	10.48

10.39+	Fifth Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated December 1, 2008	10-Q	August 5, 2009	10.71

10.40	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd., dated June 17, 2004	8-K	June 22, 2004	99.1

10.41+	Patent License Agreement between Palomar Medical Technologies, Inc. and Lumenis, Inc., dated June 17, 2004	8-K	June 22, 2004	99.2

10.42	Settlement Agreement, dated June 2, 2006, between Palomar Medical Technologies, Inc., The General Hospital Corporation and Cutera, Inc.	8-K	June 5, 2006	99.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.43	Non-Exclusive Patent License Agreement, dated June 2, 2006, between Palomar Medical Technologies, Inc. and Cutera, Inc.	8-K	June 5, 2006	99.2

10.44	Consent Judgments, Palomar v Cutera	8-K	June 5, 2006	99.3

10.45	Stipulations of Dismissal, Palomar v Cutera	8-K	June 5, 2006	99.4

10.46	Non Exclusive Patent License Agreement, dated November 6, 2006, between Palomar Medical Technologies, Inc. and Cynosure, Inc.	8-K	November 7, 2006	99.2

10.47	FDA notification letter of 510K OTC clearance for a new, patented home-use, light-based hair removal device	8-K	December 11, 2006	99.2

10.48	Settlement Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Alma Lasers, Inc	8-K	April 2, 2007	10.1

10.49	Non-Exclusive Patent License Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., Alma Lasers, Inc. and Alma Lasers, Ltd.	8-K	April 2, 2007	10.2

10.50	Trade Dress Settlement dated March 29, 2007 between Palomar Medical Technologies, Inc., Alma Lasers, Inc. and Alma Lasers, Ltd.	8-K	April 2, 2007	10.3

10.51	Consent Judgment, Palomar v Alma	8-K	April 2, 2007	10.4

10.52	Stipulation of Dismissal with Prejudice, Palomar v Alma	8-K	April 2, 2007	10.5

10.53+	International Distributor Agreement, effective as of January 8, 2008 between Palomar Medical Technologies, Inc. and Q-MED AB (Publ).	8-K	January 9, 2008	10.1

10.54	Loan Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.1

10.55	Mortgage and Security Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.2

10.56	Collateral Agreement of Leases and Rents, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.3

10.57	Indemnity Agreement Regarding Hazardous Materials, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.4

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.58	Unlimited Guaranty, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association	8-K	January 8, 2009	10.5

10.59	Construction Management Agreement, dated November 19, 2008, between Palomar Medical Technologies, Inc. and Nordblom Development Company, Inc.	10-K	March 5, 2009	10.68

10.60	FDA Notification Letter	8-K	June 5, 2009	99.2

10.61*	Stock Option Amendment with Louis P. Valente	10-K	March 5, 2010	10.75

10.62*	Stock Option Amendment with Joseph P. Caruso	10-K	March 5, 2010	10.76

10.63*	Stock Option Amendment with Paul S. Weiner	10-K	March 5, 2010	10.77

10.64*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 10, 2007	10-Q	August 5, 2010	10.82

10.65*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 10, 2007	10-Q	August 5, 2010	10.83

10.66*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 16, 2008	10-Q	August 5, 2010	10.85

10.67*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 16, 2008	10-Q	August 5, 2010	10.86

10.68*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 10, 2007	10-Q	August 5, 2010	10.88

10.69*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 10, 2007	10-Q	August 5, 2010	10.89

10.70*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 16, 2008	10-Q	August 5, 2010	10.91

10.71*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 16, 2008	10-Q	August 5, 2010	10.92

10.72*	2011 Incentive Compensation Program – Executive Officer Level – Executive Chairman of Board of Directors	8-K	February 11, 2011	10.3
10.73	Settlement Agreement, dated September 15, 2011 between Palomar Medical Technologies, Inc., The General Hospital Corporation, Candela Corporation, Syneron, Inc. and Syneron Medical Ltd.	8-K	September 21, 2011	10.1

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.74*	2012 Incentive Compensation Program – Executive Officer Level – Chief Executive Officer		8-K	February 10, 2012	10.1

10.75*	2012 Incentive Compensation Program – Executive Officer Level – Chief Financial Officer		8-K	February 10, 2012	10.2
10.76*	Senior Strategic Advisor Agreement dated March 9, 2012		10-K	March 12, 2012	10.1

10.77*	2013 Incentive Compensation Program – Executive Officer Level – Chief Executive Officer	X

10.78*	2013 Incentive Compensation Program – Executive Officer Level – Chief Financial Officer	X
10.79*	Restricted Stock Agreement with Time Vesting for Directors	X

10.80*	Restricted Stock Agreement with Time Vesting for Executive Officers	X

10.81*	Restricted Stock Agreement with Performance Vesting for Executive Officers	X

21.1	List of subsidiaries	X

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 (restated), and (v) Notes to Condensed Consolidated Financial Statements.

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
PALOMAR MEDICAL TECHNOLOGIES, INC.

Date: March 14, 2013	By:/s/ Paul S. Weiner Paul S. Weiner Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Joseph P. Caruso	President, Chief Executive Officer, Director, and Chairman of the Board of Directors	March 14, 2013
Joseph P. Caruso

/s/ Paul S. Weiner	Chief Financial Officer	March 14, 2013
Paul S. Weiner

/s/ Louis P. Valente	Director	March 14, 2013
Louis P. Valente

/s/ Nicholas P. Economou	Director	March 14, 2013
Nicholas P. Economou

/s/ A. Neil Pappalardo	Director	March 14, 2013
A. Neil Pappalardo

/s/ James G. Martin	Director	March 14, 2013
James G. Martin

/s/ Jeanne Cohane	Director	March 14, 2013
Jeanne Cohane

/s/ Damian N. Dell'Anno	Director	March 14, 2013
Damian N. Dell'Anno