Form 10-K/A
period 2012-12-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2013-04-26
CIK 881695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-11177

PALOMAR MEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3128178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Network Drive Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 993-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Preferred Stock Purchase Rights	The NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 29, 2012 was $101,797,350. The number of shares outstanding of the registrant’s common stock as of the close of business on April 24, 2013 was 19,977,989.

EXPLANATORY NOTE

Palomar Medical Technologies, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2013, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

The references in this Amendment to our corporate website are not intended to, and do not, incorporate by reference into this Amendment any materials contained on such website.

i

PALOMAR MEDICAL TECHNOLOGIES, INC.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Our directors are elected annually and hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. In general, vacancies and newly created directorships may be filled by a majority vote of the directors then in office.

The following table and paragraphs provide information about each director. The information presented includes information each director has given us about his or her age, all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or have served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Nominating and Corporate Governance Committee and our board to conclude that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our board. No corporation or organization referred to below is a subsidiary or other affiliate of ours. Our directors bring to our board a wealth of executive leadership experience derived from their diverse backgrounds.

Information about the number of shares of our common stock beneficially owned by each director appears below under the heading “Security Ownership of Certain Beneficial Owners and Management.” See also “Related Person Transactions.” There are no family relationships among any of our directors or executive officers.

Name	Age	Positions and Offices with the Company	Director Since

Joseph P. Caruso	54	Chairman of the Board; Chief Executive Officer; President	2001

Jeanne Cohane	66	Director	2000

Damian N. Dell’Anno	53	Director	2012

Nicholas P. Economou	64	Director	1997

James G. Martin	77	Director	1997

A. Neil Pappalardo	70	Director	1997

Louis P. Valente	82	Director	1997

JOSEPH P. CARUSO. Mr. Caruso has been one of our directors since October 2001. On March 9, 2012, our board appointed him to serve as Chairman of the Board of Directors. Since May 2002, Mr. Caruso has served as our Chief Executive Officer and President and is responsible for all aspects of operational controls. Mr. Caruso served as our President and Chief Operating Officer from 2000 to May 2002. From 1992 until 2000, Mr. Caruso served as our Vice President and Chief Financial Officer. From 1981 to 1992, Mr. Caruso was a chief financial officer for a private manufacturing company and a manager with an international public accounting firm. We believe Mr. Caruso’s qualifications to sit on our board of directors include his 20 years of experience at the Company, including as our President for the past 12 years. Mr. Caruso’s extensive knowledge of the Company and the light-based aesthetic industry provides our board with a detailed understanding of our operations and is invaluable to our board’s discussions of our current and future needs.

JEANNE COHANE. Ms. Cohane has been one of our directors since June 7, 2000. Ms. Cohane retired in 2002 from Nantucket Imports, a retail consulting company, where she served as President. Ms. Cohane served as the Managing Director of Crabtree & Evelyn’s private label company from 1995 to 1997; from 1991 to 1995 she served as an officer and Vice President of Crabtree & Evelyn Retail Stores; and from 1988 to 1991 Ms. Cohane served as Director of U.S. Retail Stores. Crabtree & Evelyn, an international company, is well known and respected for its beauty products and consumer based market approach. Ms. Cohane was President and sole owner of JRC Imports from 1982 to 1988, which owned and operated retail stores on the east coast of the United States. We believe Ms. Cohane’s qualifications to sit on our board of directors include her 18 years of experience in strategic planning, business development and product expansion, and her leadership and management of all areas of operations in the cosmetic industry, which provide Ms. Cohane with an excellent perspective of what consumers look for in cosmetic procedures and products. Ms. Cohane’s experience provides her with exceptional insights into our challenges and opportunities.

DAMIAN N. DELL’ANNO. Mr. Dell’Anno was elected to our board on March 13, 2012. Mr. Dell’Anno has served as a Principal and Founder of Next Step Healthcare, LLC, which provides advisory, consulting and valuation expertise to investors in the senior housing and living sector, since 2007. Prior to co-founding Next Step Healthcare, Mr. Dell’Anno served as Chief Executive Officer and President of Genoa Healthcare, LLC, a provider of post acute services including nursing, rehab, and hospice care, from 2008 to 2009. From 2007 to 2008, Mr. Dell’Anno served as Senior Executive Vice President and Chief Operating Officer of Formation Capital, LLC. Mr. Dell’Anno joined Harborside Healthcare Corporation, a leading nursing and long-term care company, in 1989 as Director of Acquisitions and Due Diligence and was promoted to Chief Operating Officer in 1994, President in 2000, and served as Chief Executive Officer and Chairman of the Board from 2005 to 2007. Before joining Harborside, from 1987 to 1989, Mr. Dell’Anno served as Director of Budget and Reimbursement for the Mediplex Group, Inc., a skilled nursing care facilities company, and prior to that he held several other positions in the healthcare services sector. Mr. Dell’Anno was a member of the Board of Directors of Alliance For Quality Nursing Home Care from 2005 to 2007 and the Massachusetts, Connecticut, and Ohio Nursing Home associations from 1990 to 2007. Mr. Dell’Anno became a member of the Board of Directors of Millennium Pharmacy Systems, Inc., a long term care pharmacy services company, in 2007. Mr. Dell’Anno has a B.S.B.A. in accounting from Suffolk University. We believe Mr. Dell’Anno’s qualifications to sit on our board of directors include his extensive experience in new business development and redesigning business processes as well as his experience leading and managing public companies and forming strategic alliances. We believe Mr. Dell’Anno’s experience in the healthcare industry provides important insights in board discussions.

NICHOLAS P. ECONOMOU. Dr. Economou has been one of our directors since November 13, 1997. Dr. Economou has served as the president and chief executive officer of PointSpectrum Corporation, a maker of film products for the electronic industry, since October 2010. From January 2009 through September 2010, Dr. Economou was the president of Carl Zeiss SMT, Inc., the North American operation of Carl Zeiss SMT AG, a medical and optics technology company, and was also a director of Carl Zeiss SMT, Inc., a medical and optics technology company. Dr. Economou is also a director of private companies Laser Light Engines, Inc., LumArray, Inc., and Xradia, Inc. He co-founded ALIS Corporation, a developer and manufacturer of analytical equipment for the semiconductor, nanotechnology, life sciences and materials industries. ALIS Corporation was acquired by Carl Zeiss SMT in July 2006 and continues as a wholly owned subsidiary of Carl Zeiss SMT. Dr. Economou was the chief executive officer of ALIS Corporation from July 2006 to January 2009, president of ALIS Corporation from January 2009 through September 2010 and served as executive chairman of the board from March 2005 to July 2006. Before founding ALIS, Dr. Economou was chief executive officer of Confluent Photonics Corporation, a manufacturer of photonic subsystems. Previously, Dr. Economou was chief operating officer of AXSUN Technologies, a manufacturer of photonic subsystems. Prior to AXSUN, he was chief operating officer of FEI Company (FEIC), a manufacturer of production and analytical equipment for the semiconductor and data storage industries. Prior to FEIC, he was chairman, president and chief executive officer of Micrion Corporation (MICN), a focused-ion-beam systems company, which merged with FEIC in August 1999. Dr. Economou received his B.A. in physics from Dartmouth College and his M.A. and Ph.D. in physics from Harvard University. We believe Dr. Economou’s qualifications to sit on our board of directors include his extensive experience in leading complex technology enterprises, as well as his executive leadership and management experience. Dr. Economou’s experiences in life sciences, research, and global affairs add significant value to board discussions.

JAMES G. MARTIN. Dr. Martin has been one of our directors since June 2, 1997. He currently serves as a director and chairman of the corporate governance committee for Family Dollar Stores, Inc., a publicly held corporation of a chain of more than 6,800 small box, everyday, low priced retail stores. From July of 2008 until November of 2011, he was Senior Advisor of McGuireWoods Consulting, and until October 2011, he served as director and chairman of the executive committee of DesignLine, Inc., a privately held corporation which builds transit buses, primarily hybrid buses. From 1996 through 2010, he served as a director and member of the audit committee of N.C. Capital Management Trust, an investment company providing fixed income securities for local governments. From 1995 through March 2008, he served as Vice President of Carolinas HealthCare System, where he was also Chairman of the Research Development Board of Carolinas Medical Center from 1993 until 2000. From 1985 until 1993, Dr. Martin was the Governor of North Carolina. Prior to that position, he served as a United States Congressman from North Carolina from 1973 through 1984. From 1960 until 1972, Dr. Martin was an Associate Professor of Chemistry at Davidson College. Dr. Martin has a B.S. in chemistry from Davidson College and a Ph.D. in chemistry from Princeton University. We believe Dr. Martin’s qualifications to serve on our board of directors include his expertise in corporate strategy development and organizational acumen. In addition, Dr. Martin’s experience as both a Governor and United States Congressman provides our board with a unique perspective and contacts. Mr. Martin also brings excellent leadership skills to his role of chairman of our Compensation Committee.

A. NEIL PAPPALARDO. Mr. Pappalardo has been one of our directors since June 2, 1997. In 1969, Mr. Pappalardo founded Medical Information Technology, Inc., a provider of software systems to hospitals in the United States, Canada and the United Kingdom with over 3,500 employees. He has served as the Chairman and Chief Executive Officer of Medical Information Technology since its inception. Mr. Pappalardo serves on the MIT Corporation, the executive committee and is chairman of the audit committee as well as various other operational and academic committees. Mr. Pappalardo received his B.S. in electrical engineering from MIT. We believe Mr. Pappalardo’s qualifications to sit on our board of directors include his extensive experience with public and financial accounting matters. Mr. Pappalardo is extremely conscientious and diligent in keeping our board of directors abreast of current audit issues and collaborating with our independent auditors and senior management team regarding the financial position of the Company. His leadership skills and experience with his own company, Medical Information Technology, enables him to be an effective board member and chairman of our Audit Committee.

LOUIS P. VALENTE. Mr. Valente has served as one of our directors since February 1, 1997. Mr. Valente served as our Executive Chairman from May 2002 until March 9, 2012. On March 9, 2012, Mr. Valente entered into a Senior Strategic Advisor Agreement with the Company under which Mr. Valente provides the Company strategic advisory services in various areas, including mergers and acquisitions, new business development and other strategic initiatives. He served as our Chief Executive Officer from May 1997 to May 2002 and as Chairman of the Board from September 1997 to March 2012. From 1968 to 1995, Mr. Valente held numerous positions at PerkinElmer, Inc. (formerly EG&G, Inc.), a provider of drug discovery, research and clinical screening products, services and technologies for the life science industry and products for aerospace, chemical, environmental, medical, photography, security and other global arenas. In 1968, he began his career at EG&G, Inc. as an Assistant Controller and held executive positions, including Corporate Treasurer, before becoming Senior Vice President of EG&G, Inc., presiding over and negotiating acquisitions, mergers and investments. Mr. Valente currently serves as a director and member of the audit committee of Medical Information Technology, Inc. He has served as a director and member of the compensation committee and audit committee of MKS Instruments, Inc. Mr. Valente is a Certified Public Accountant and a graduate of Bentley University. We believe Mr. Valente’s qualifications to sit on our board of directors include his 15 years of experience at the Company, including five years as our Chief Executive Officer and 10 years as our Executive Chairman. In addition, his experience at EG&G provides our board with a perspective of someone with experience with all facets of a global enterprise, including financial and accounting issues. His accomplishments working in the life science industry and other high technology enterprises and his experience with executive management are of significant benefit to our board and our company.

EXECUTIVE OFFICERS

Executive officers are elected annually by our board of directors and serve at the discretion of the board. In 2012, we had three executive officers, Joseph Caruso, Louis Valente and Paul Weiner. Louis Valente served as our Executive Chairman until March 9, 2012, when Mr. Caruso was appointed as the Chairman of our Board of Directors. Additional information about Mr. Caruso and Mr. Valente appears above. Biographical information regarding Mr. Weiner is as follows:

PAUL S. WEINER. Mr. Weiner has served as our chief financial officer and treasurer since October 2002. From August 1995 to October 2002, he served as our treasurer, vice president of finance and controller. From 1989 to

1994, Mr. Weiner served as the chief financial officer for Hygienetics, Inc., an environmental consulting company, and from 1986 to 1989, he worked in public accounting for Ernst & Young and Wolf & Company. Mr. Weiner serves as a member of the Financial Executive Institute, a financial executives membership and advisory organization. Mr. Weiner is a certified public accountant and a graduate of Bryant College.

Name	Age	Positions and Offices with the Company	Executive Officer Since

Paul S. Weiner	49	Senior Vice President; Chief Financial Officer; Treasurer	2002

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than ten percent of our common stock to report to the SEC their stock ownership at the time they become an executive officer, director or ten-percent stockholder and any subsequent changes in ownership. These executive officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file with the SEC.

Based solely on our review of the copies of these reports furnished to us, or written representations by the persons required to file these reports, we believe that no director, officer or ten-percent stockholders failed to file the reports required by Section 16(a) of the Exchange Act on a timely basis during fiscal 2012 or any prior fiscal year, with the exception of: (i) one late Form 4 filed by Mr. Caruso on November 6, 2012 to report the sale of 2,024 shares of common stock on December 13, 2011 to satisfy Mr. Caruso’s tax withholding liability resulting from the vesting of restricted stock, (ii) one late Form 4 filed by Mr. Weiner on November 6, 2012 to report the sale of 1,620 shares of common stock on December 13, 2011 to satisfy Mr. Weiner’s tax withholding liability resulting from the vesting of restricted stock, and (iii) one late Form 4 filed by Mr. Valente on January 8, 2013 to report the sale of 1,620 shares of common stock on December 13, 2011 to satisfy the tax withholding liability resulting from the vesting of restricted stock.

CORPORATE GOVERNANCE

Board of Directors

Our board of directors currently consists of seven directors. We believe that good corporate governance is important to ensure that Palomar is managed for the long-term benefit of our stockholders. Our board of directors is responsible for establishing our broad corporate policies and overseeing the management of the company. Our chairman of the board, president and chief executive officer and our chief financial officer are responsible for our day-to-day operations. The board evaluates our corporate performance and approves, among other things, corporate strategies, objectives, operating plans, significant policies and major commitments of corporate resources. The board also evaluates and elects our executive officers.

Corporate Governance Guidelines

Our board has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of Palomar and our stockholders. These guidelines, which provide a framework for the conduct of our board’s business, provide that:

•	our board’s principal responsibility is to oversee the management of our company;

•	a majority of the members of our board shall be independent directors;

•	the independent directors meet regularly in executive session;

•	directors are elected by a majority vote of shareholders in uncontested elections;

•	directors have full and free access to management and, as necessary and appropriate, independent advisors; and

•	at least annually, our board and its committees will conduct a self-evaluation to determine whether they are functioning effectively.

Board Determination of Independence

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board has determined that none of Ms. Cohane and Messrs. Dell’Anno, Economou, Martin and Pappalardo has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Marketplace Rules. During 2012, the independent directors met four times in executive session without members of management present.

Committees of the Board

Our board of directors has standing Audit, Compensation, and Nominating and Corporate Governance Committees. From time to time, the board may also create various ad hoc committees for special purposes. The membership during the last fiscal year and the function of each of the Audit, Compensation, and Nominating and Corporate Governance Committees are described below. The board has determined that all of the members of each of the Audit, Compensation, and Nominating and Corporate Governance Committees are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Compensation Committee

The current members of the Compensation Committee are Ms. Cohane and Messrs. Dell’Anno and Martin. The committee’s functions include the administration of our equity incentive awards, determining supplemental compensation awards, if any, and fixing the compensation of our executive officers. The full responsibilities of the Compensation Committee are set forth in its charter, a copy of which is posted on the “Investors” section of our website at www.palomarmedical.com. As is discussed more fully in “Compensation Discussion and Analysis,” the Compensation Committee regularly receives reports and recommendations from management to assist it in carrying out its responsibilities. The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation.

Audit Committee

The current members of the Audit Committee are Messrs. Dell’Anno, Economou and Pappalardo. The board has determined that Mr. Pappalardo is an “audit committee financial expert” as defined by applicable SEC rules. The Audit Committee’s functions include appointing our independent public accountants, conferring with our independent public accountants regarding the scope and the results of our audit and reporting the same to the board, reviewing our internal accounting procedures, and reviewing our existing and contemplated investments. The full responsibilities of the Audit Committee are set forth in its charter, a copy of which is posted in the “Investors” section of our website at www.palomarmedical.com.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Messrs. Economou, and Martin and Ms. Cohane. The Nominating and Corporate Governance Committee’s functions include recommending to the board the persons to be nominated for election as directors and to each of our board’s committees and the persons (if any) to be elected by the board to fill any vacancies on the board. In addition, the Nominating and Corporate Governance Committee’s functions include developing and recommending to the board corporate governance guidelines applicable to the Company and overseeing the evaluation of the board. The full responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, a copy of which is posted in the “Investors” section of our website at www.palomarmedical.com. In addition, the Corporate Governance Guidelines adopted by the board are also posted in the “Investors” section of our website at www.palomarmedical.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. The Code of Business Conduct and Ethics is posted in the “Investors” section on our website, www.palomarmedical.com, and is also available without charge upon request to Investor Relations, Palomar Medical Technologies, Inc., 15 Network Drive, Burlington, Massachusetts 01803, and telephone (781) 993-2411. Any waiver of any provision of the Code of Business Conduct and Ethics granted to an executive officer or director, or any amendment to the Code of Business Conduct and Ethics that applies to executives or directors, may only be made by the board. In addition, we will post on our website all disclosures required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of the Code. To date, no such waivers have been requested or granted.

Item 11.	Executive Compensation

Compensation Discussion & Analysis

Compensation Processes and Philosophy

In order to maximize stockholder value, the Compensation Committee, (the “Committee”), composed of Ms. Cohane and Messrs. Dell’Anno and Martin, strives to ensure that our executive compensation programs will enable us to attract, retain and motivate the key people needed to execute our business strategy and lead us to achieve both our short and long-term growth and earnings goals. Individual compensation is directly dependent on our attaining or exceeding specified financial goals, such as achieving certain operating plan levels and asset management. The Committee believes that the total compensation of our named executive officers should reflect their leadership abilities and initiative, the scope of their responsibilities, the success of our company, and the past and expected future contribution to that success. The Committee seeks to foster a performance-oriented environment by tying a significant portion of each named executive officer’s compensation (both cash and equity) to that executive’s performance as determined in the sole discretion of the Committee.

In 2012, our named executive officers were Messrs. Caruso, Weiner and Valente. On March 9, 2012, Mr. Valente stepped down as chairman of the board of directors and terminated his employment with the Company. Mr. Valente continues to be a non-employee director and an advisor to the Company.

Response to 2012 “Say on Pay” Advisory Vote

After less than a majority of our stockholders casting votes on our 2012 “Say on Pay” proposal voted in favor of that proposal, the Committee determined that a thorough reevaluation of our executive compensation practices was necessary. Following our 2012 Annual Meeting, the Committee conducted an in-depth analysis of our executive compensation practices and sought the advice of an independent consultant, Radford, an Aon Hewitt company, (“Radford”), to determine how we could better align our compensation practices with the expectations of our stockholders, as described under “—Role of Independent Compensation Consultant” below, and the Committee modified the 2013 Incentive Compensation Program as compared to the 2012 Incentive Compensation Program as described below under “2013 Incentive Compensation Program.”

Role of the Committee

The Committee considers the elements and levels of executive compensation and advises the board of directors in such matters. In recent years, our executive compensation program has had three elements: base salary, an annual cash incentive plan, and stock-based incentive awards. The base salaries of the named executive officers are established by the Committee. In general, the Committee has recommended, and the board has established, a cash incentive plan with respect to each succeeding fiscal year. However, the Committee and the board are under no obligation to do this, and they have the authority to consider other approaches to compensation. In February of 2012 and 2013, the Committee recommended, and the board adopted, an Incentive Compensation Program for fiscal 2012 and 2013, respectively, for each of the named executive officers. Cash incentive payments depend upon our actual annual performance meeting or exceeding thresholds set in an operating plan developed by management and approved by the board at the beginning of the fiscal year and each executive officer’s contribution, as determined in the sole discretion of the Committee, toward achieving that plan. With regard to the equity incentives, the Committee brings recommendations to the full board, which has the ultimate responsibility for granting such incentives.

At our February 2012 Committee meeting, the Committee determined that no salary increases would be given for executive officers or other employees, except with regard to promotions. In October 2012, the Committee set the chief executive officer’s and chief financial officer’s salaries for fiscal year 2013. The Committee did not set any other employees’ salaries or approve of salary increases. Also in October 2012, the Committee recommended equity grants to the chief executive officer, chief financial officer, and directors and a number of shares to be allocated among other employees by the chief executive officer, and the board approved of such grants. In February of 2012 and 2013, the Committee recommended and the board approved the bonus plans (Incentive Compensation Programs) for executive officers, senior management and key employees.

Role of Executives

Mr. Caruso, our chairman of the board of directors, president and chief executive officer, and Mr. Weiner, our chief financial officer, are actively involved in the executive compensation process. Mr. Caruso reviews the performance of Mr. Weiner, and the Committee reviews the performance of Mr. Caruso and reviewed the performance of Mr. Valente while he served as our Executive Chairman until March 2012. In 2012, the Compensation Committee commissioned Radford to produce a report, which Mr. Caruso and Mr. Weiner considered in their review of compensation. Mr. Caruso and Mr. Weiner then recommend to the Committee base salary increases, an annual cash incentive plan, and stock-based incentives for such named executive officers. They recommend to the Committee both short and long-term financial and non-financial performance goals for the Company that are used in the cash incentive plans to link pay with performance. They also provide their views to the Committee with respect to the total executive compensation’s ability to attract, retain and motivate the level of executive talent necessary to achieve our goals. Mr. Weiner works with Mr. Caruso to develop the recommended base salary increases, annual cash incentive plan, and stock-based incentives, and provides analysis on the ability of the executive compensation to attract, retain, and motivate the executive team. The findings are reported to the Committee, but the named executive officers do not participate in the Committee’s executive sessions. The Committee, which has ultimate approval authority, considers the recommendations of Messrs. Caruso and Weiner when making decisions regarding the compensation of the named executive officers.

Role of Independent Compensation Consultant

In 2010 and 2012, the Committee engaged Radford as its independent outside compensation consultant, to advise the Committee, to assess the competitiveness of our executive compensation and to provide recommendations with respect to both the levels and structure of compensation for our named executive officers. Radford assessed the following components of our annual cash and equity compensation program:

•	base salary;

•	target annual incentive compensation;

•	target total cash compensation;

•	actual total cash compensation;

•	long-term incentives;

•	target total cash compensation and long term incentive value, which we refer to as target total direct compensation; and

•	structure of compensation.

Radford assessed those components of executive compensation relative to a competitive peer group. In 2013, our peer group consists of the following medical device companies headquartered in the United States that were selected by the Committee:

•	Cutera Inc.;

•	Cynosure, Inc.;

•	DexCom;

•	GSI Group;

•	PhotoMedex;

•	Solta Medical, Inc.;

•	Spectranetics; and

•	Synergetics USA.

Relative to the peer group, Radford’s analysis found that for both Messrs. Caruso and Weiner, both base salary and target total cash compensation were below the market 25th percentile, while actual total cash compensation was above the market 75th percentile, reflecting the annual bonus paid in 2012 for 2011 performance. Radford found such compensation methodology to be indicative of a strong pay-for-performance philosophy. Radford’s analysis also found that annual equity compensation was at the market 25th percentile for Mr. Caruso, and between the market 25th percentile and median for Mr. Weiner. Radford recommended to the Committee that base salary and target total cash compensation be raised to the market 50th percentile over one to two years and that the Committee consider increasing the annual equity compensation above the market 50th percentile to balance the below market target total cash compensation. Further, they recommended adjusting the cap on the bonus plan such that awards are capped at 200% of target, rather than at 200% of salary.

In addition, when the 2012 target total direct compensation for our named executive officers was compared to the target total direct compensation paid in the competitive market, our chief executive officer’s target total direct compensation was found to be below the market 25th percentile, our chief financial officer’s target total direct compensation was found to be in the market 25th percentile, while actual 2011 compensation was between the 25th percentile and median for the CEO and above 75th percentile for the CFO.

Components of Executive Compensation

Total compensation consists of base salary, a cash incentive bonus opportunity and equity-based incentive awards. The Committee considers the total compensation of each executive officer when making decisions about compensation and seeks an appropriate mix between cash payments and equity incentive awards to meet short and long-term goals. The Committee and the board of directors believe that compensation comprised of base salary, annual cash incentive bonus, and equity-based incentive awards, including both time-based vesting and performance-based vesting, provides a balanced mix of fixed compensation and variable compensation which motivate our named executive officers to focus on both the short-term performance needs of building our company and the long-term performance that looks to maximize stockholder value. The Committee does not have any formal or informal policy or target for allocating compensation by type of compensation. Instead, the Committee, after reviewing information provided by its compensation consultant, determines subjectively on an individual basis the appropriate level and mix of the various compensation components designed to reward recent performance results of our company and drive long-term company performance.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. The Committee considers many factors in determining the base salaries for our named executive officers, including the value that each individual brings to our company through experience, education and training, the specific needs of our company, the individual’s past and expected future contributions to our success, our performance and market conditions. The base salaries paid to the named executive officers are determined in the sole discretion of the Committee. For 2012, at the request of Messrs. Caruso and Weiner, base salaries for executive officers were frozen at the levels set in 2011. For 2013, based on the review by Radford, the Committee increased Mr. Caruso’s salary from $390,000 to $465,000 and Mr. Weiner’s salary from $250,000 to $290,000. The base salaries of our named executive officers are subject to adjustment upon annual review by the Committee.

The base salaries for the named executive officers in fiscal 2012 appear in the Summary Compensation Table that follows this Compensation Discussion and Analysis.

2012 Incentive Compensation Program

Annual cash incentive bonuses are intended to compensate our executives for the achievement of company strategic, operational and financial goals and individual contributions. The principal target in the 2012 Incentive Compensation Program for each of the named executive officers was results from operations, specifically a loss of $4,585,139. We did not achieve the principal target in 2012 and, as a result, no bonuses were paid to named executive officers for services rendered to the Company in 2012. The principal target in the 2013 Incentive Compensation Program is $5 million in Earnings before Interest, Taxes, Depreciation, Amortization, and SFAS123R Non-Cash Equity Compensation Expense (“Target Adjusted EBITDA”).

Each year, we target financial results that we believe to be reasonably difficult to achieve. Attainment of a base level results from operations target was set at our budgeted results from operations for 2012. For 2013, the base level is $5 million in Target Adjusted EBITDA. Our named executive officers are further rewarded for exceeding the base level. In 2010, we exceeded the base level by $10,438,668, in 2011, we exceeded the base level by $8,969,963, and in 2012, we fell below the base level by $1,406,266.

Radford’s analysis of target cash incentive compensation and actual cash incentive compensation found the target bonus percentage of 36% of each named executive officer’s salary in the 2010 Incentive Compensation Program to be below market while the maximum bonus percentage of 200% of salary to be above market. Radford’s analysis found that target total cash compensation was below the market 25th percentile while actual total cash compensation was above the market 75th percentile for both named executive officers. The actual bonus payments for the named executive officers under the 2011 Incentive Compensation Program appear in the Summary Compensation Table that follows this Compensation Discussion and Analysis.

Based on Radford’s analysis and the Committee’s commitment to continue a strong pay-for-performance philosophy, the Committee modified the 2012 Incentive Compensation Program as compared to the 2011 Incentive Compensation Program to provide for an increase in additional cash bonus payable for exceeding the target level results from operations. Under the 2012 Incentive Compensation Program, if the Company met a certain target level results from operations, (i) our chairman and chief executive officer was eligible to receive a cash bonus of up to 60% of his annual base salary and an additional cash bonus of up to 8% of the amount that exceeds the target level results from operations up to a maximum of 200% of his annual base salary; and (ii) our chief financial officer was eligible to receive a cash bonus of up to 50% of his annual base salary and an additional cash bonus of up to 4.5% of the amount that exceeds the target level results from operations up to a maximum of 200% of his annual base salary. The decision to increase the target total cash compensation of Messrs. Caruso and Weiner was based on the determination by the Committee that their target total cash compensation should trend toward the market 50th percentile. With regards to the operations target set by the board and tied to the Company’s performance in 2012, the Committee set the base level target with an expected probability of achievement of 75% based on historical performance and established budgets. As compared to 2011, there was increased risk in 2012 that the base level target may not be reached due to a substantial increase in the base level target. There was also risk associated with our entry in 2011 into the consumer market. While the incentive compensation plans operate on a formula basis, the Committee has discretion to vary the cash payments under the plans. Factors that the Committee may consider in exercising its discretion include return on assets, growth in income and return on revenue as well as a subjective assessment, in the Committee’s discretion, of the contributions of each named executive officer that are not captured by operating measures, but are considered important to the creation of long-term value for stockholders. The relative weighting of the operating measures and subjective evaluation may vary depending on the named executive officer’s role and responsibilities within our company.

2013 Incentive Compensation Program

Based on Radford’s analysis and the Committee’s commitment to continue a strong pay-for-performance philosophy, the Committee modified the 2013 Incentive Compensation Program (the “2013 Program”) as compared to the 2012 Incentive Compensation Program. Under the 2013 Program, if the Company achieves $5 million in Target Adjusted EBITDA, Mr. Caruso would be eligible to receive a cash bonus of up to 78% of his annual base salary (“CEO Target Bonus”). In addition, Mr. Caruso would be eligible to receive an additional cash bonus of up to 7% of the amount by which the Company exceeds the Target Adjusted EBITDA. Under the 2013 Program, if the Company meets the Target Adjusted EBITDA, Mr. Weiner would be eligible to receive a cash bonus of up to 50% of his annual base salary (“CFO Target Bonus”). In addition, Mr. Weiner would be eligible to receive an additional cash bonus of up to 2.8% of the amount by which the Company exceeds the Target Adjusted EBITDA. Under the 2013 Program, the total cash bonus for Mr. Caruso shall be no more than 200% of the CEO Target Bonus and the total cash bonus for Mr. Weiner may not be more than 200% of the CFO Target Bonus. The actual amount of eligible cash bonus is subject to a determination by the Committee as to the officer’s individual performance and contribution toward achieving the Target Adjusted EBITDA. As compared to 2012, there is increased risk in 2013 that the base level target may not be reached due to a substantial increase in the base level target. While the incentive compensation plans operate on a formula basis, the Committee has discretion to vary the cash payments under the plans. Factors that the Committee may consider in exercising its discretion include return on assets, growth in income and return on revenue as well as a subjective assessment, in the Committee’s discretion, of the contributions of each named executive officer that are not captured by operating measures, but are considered important to the creation of long-term value for stockholders. The relative weighting of the operating measures and subjective evaluation may vary depending on the named executive officer’s role and responsibilities within our company.

Equity Incentive Awards

Our named executive officers are eligible to receive equity incentive awards under our equity incentive plans. We granted equity incentive awards to our named executive officers in the fiscal year ended December 31, 2012, as discussed below.

The Committee believes that equity incentive awards provide an additional incentive to named executive officers to work towards maximizing stockholder value. The Committee views equity incentive awards as an important component of our long-term, performance-based compensation philosophy. The grant of equity incentive awards to named executive officers encourages equity ownership in the Company, and closely aligns the named executive officers’ interests to the interests of our stockholders. These awards are provided through initial grants at or near the date of hire and through subsequent periodic grants. We grant stock options to our named executive officers and other employees with exercise prices not less than the fair market value of the stock on the date of the grant. We have granted stock appreciation rights to our named executive officers and other employees with exercise prices less than the fair market value of the stock on the date of the grant in 2007 and 2008 for our named executive officers and 2007, 2008, 2009 and 2010 for other employees. Exercise prices for these stock appreciation rights granted to the named executive officers were 50% of the fair market value of the stock on the date of grant. We have granted restricted stock to our named executive officers and other employees, including in December 2012. When evaluating such grants, the Committee considered: prior equity grants, expense to the Company in 2012 and future years for prior and current equity grants, the number of shares available under stockholder approved stock incentive plans, Company performance and individual performance. Based on these considerations and the review by Radford, in 2012, Messrs. Caruso and Weiner received performance-based restricted stock awards and time-based restricted stock awards at fair market value of our common stock on the date of grant. All of Mr. Valente’s unvested equity awards, including the 40,000 shares of restricted stock granted to him in 2011, were forfeited on March 9, 2012 when Mr. Valente terminated his employment with the Company.

With respect to the performance-based restricted stock awards, Mr. Caruso received 50,000 shares and Mr. Weiner received 30,000 shares. If the Company’s consolidated revenue exceeds $100 million (the “Target”) for any trailing four quarter period between January 1, 2013 and December 31, 2016, the performance-based restricted stock awards will vest on the date which is the earlier of (i) the quarterly financial earnings release for the quarter that the Target has been achieved or (ii) a determination by the audit committee of the board that the Target has been achieved. With respect to time-based restricted stock awards, Mr. Caruso received 50,000 shares and Mr. Weiner received 30,000 shares, with each award vesting over four years in equal annual installments.

Equity incentive awards vest and become exercisable at such time as determined by the board or the Committee. Equity incentive awards are designed to motivate our named executive officers to make decisions and implement strategies and programs that contribute to an increase in our stock price over time. Periodic additional equity incentive awards within the comparable range for the job are granted to reflect the executives’ ongoing contributions to the Company, create an incentive to remain at the Company and provide a long-term incentive to achieve or exceed the Company’s financial goals. In determining the size of equity incentive awards to our named executive officers, the Committee considers our performance, the applicable named executive officer’s performance, the amount of equity previously awarded to such officer, the vesting of such awards and the recommendations of management. Radford’s analysis found that 2012 annual equity compensation was at the market 25th percentile.

Other Compensation and Perquisites

In addition to base salary, cash incentive awards, and equity incentive awards, our executive officers also participate in certain employee benefit programs. These benefit programs, including a 401(k) plan, flexible spending accounts, medical, dental and vision care plans, and our life and accidental death and dismemberment insurance policies and long-term and short-term disability plans, are designed to be competitive with market practices and are provided in order to attract and retain the executive talent we need.

The amounts shown for Messrs. Caruso and Weiner in the Summary Compensation Table under the heading “Other Compensation” represent the value of the Company’s matching contributions to the named executive officers’ 401(k) accounts and auto allowances. Mr. Caruso’s and Mr. Weiner’s auto allowances for 2012 were $12,900 and $8,400, respectively. These amounts constitute perquisites in that automobiles are also utilized for personal use. In 2012, our named executive officers did not receive any other perquisites or other personal benefits or property from us.

Timing of Long-Term Incentive Awards

We do not currently have any program, plan or practice in place to time option grants to our named executive officers or our other employees in coordination with the release of material non-public information.

Equity Ownership by Named Executive Officers

We do not currently have a formal stock ownership requirement for our named executive officers. However, stock ownership by named executive officers is encouraged on a voluntary basis. Each of our named executive officers owns shares of common stock and holds both vested and unvested stock options as shown in our Outstanding Equity Awards at 2012 Fiscal Year-End table. The Committee reviews the vested and unvested stock options held by the named executive officers and evaluates whether there is sufficient ownership or potential ownership to appropriately align the named executive officers’ interests with those of our stockholders. There is no required holding period pursuant to which named executive officers must hold shares of common stock acquired upon exercise of stock options or vesting of restricted stock for a certain period of time.

Tax and Accounting Considerations

The Committee is mindful of the potential impact upon us of Section 162(m) of the Internal Revenue Code, which prohibits publicly-held companies from deducting compensation in excess of $1 million per year paid to our chief executive officer and our three other officers (other than the chief financial officer) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act. However, this limitation generally does not apply to certain performance-based compensation paid under a plan that is approved by the stockholders of a company that also meets certain other technical requirements. During our 2007 annual meeting of stockholders, our stockholders approved the 2007 Stock Incentive Plan that permits the grant of performance-based compensation that is exempt from Section 162(m). The Committee intends generally to structure such arrangements, where feasible, so as to minimize or eliminate the limitations of Section 162(m); however, the Committee reserves the right to pay compensation in excess of the limitations of Section 162(m) if the Committee determines that doing so is in the best interests of us and our stockholders.

Additionally, our compensation arrangements have been reviewed to ensure that either they are not considered deferred compensation as defined in Section 409A of the Internal Revenue Code, or they comply with the deferred compensation rules set forth in Section 409A.

On January 1, 2006, we adopted ASC 718 using the modified prospective method of adoption. ASC 718 requires share-based payments to employees, including grants of employee stock options, stock-settled stock appreciation rights and restricted stock, to be recognized in the income statement based on their fair values at the date of grant.

Risks Arising from Compensation Policies and Practices

Our Committee has discussed the concept of risk as it relates to our compensation policies and practices, and the Committee does not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company. Our Committee believes that any such risks are mitigated for the following reasons:

•

The Company has structured its pay to consist of both fixed (salary) and variable (cash bonus and equity) compensation. The fixed portion of compensation is designed to provide a baseline of income regardless of the Company’s performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics. The variable portions of compensation are designed to reward both short- and long-term Company performance. For short-term performance, the cash bonus is awarded based on yearly Company performance. For long-term performance, time-based vesting equity awards generally vest over three to four years, value increases only if the Company stock price increases over time, and the employee is retained. Also for long-term performance, performance-based vesting equity awards vest upon the completion of targets set by the Committee and board of directors to reward Company performance. These variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

•

If the Company does not meet the target results of operations, no bonuses are paid, with the occasional exception of bonuses which may be paid to certain non-executive employees for extraordinary performance. In 2008, no bonuses were paid to any employee at the beginning of 2009. In 2012, no bonuses were paid in the beginning of 2013, with the exception of bonuses paid to certain non-executive employees for extraordinary performance. The Committee and board of directors believe that having the target bonus level apply to our executives and employees alike encourages consistent behavior across the organization and allowing exceptions for bonuses to non-executive employees for extraordinary performance motivates employees to produce superior results without encouraging unnecessary or excessive risks in doing so.

•

The Company caps incentive bonuses at two times salary (200%) for executive officers, senior management and key employees, to mitigate against excessive risk taking. Even if the Company dramatically exceeds its target bonus level, bonus payouts are limited. Further, we have a minimum performance level below which no bonuses will be paid.

•	The Company has strict internal controls (e.g., over the recognition of revenue, etc.) which are designed to keep it from being susceptible to manipulation by any employee, including our executives.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)

Joseph P. Caruso, President and Chief Executive Officer	2012	390,000		893,000		—	21,400		1,304,400
	2011	390,000		397,000		780,000	21,150		1,588,150
	2010	343,076		319,000		622,450	21,150		1,305,676

Paul S. Weiner, Senior Vice President, Chief Financial Officer, and Treasurer	2012	250,000		535,800		—	16,900		802,700
	2011	250,000		317,600		442,630	16,650		1,026,880
	2010	236,216		255,200		428,571	16,648		936,635

Louis P. Valente, Executive Chairman of the Board(4)	2012	51,027	(5)	150,880	(6)	—	124,619	(7)	326,526
	2011	200,000		317,600		354,104	13,200		884,904
	2010	247,464		255,200		448,979	13,200		964,843

(1)	The amounts in this column reflect the aggregate grant date fair value of restricted stock awards granted to our named executive officers in 2010, 2011 and 2012, as computed in accordance with ASC 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 1 to our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2013. In 2012, Mr. Caruso and Mr. Weiner were granted performance-based restricted stock awards which had a grant date fair value of $446,500 and $267,900, respectively, which assumes that the highest level of performance conditions will be achieved.
(2)	The amounts in this column reflect payments made under our Incentive Compensation Program. No payments were made under the 2012 Incentive Compensation Program to our named executive officers. For 2011, the amounts shown were paid in 2012 to each of the named executive officers for the achievement in 2011 of certain results from operations of the Company and individual objectives under the 2011 Incentive Compensation Program. For 2010, the amounts shown were paid in 2011 to each of the named executive officers for the achievement in 2010 of certain results from operations of the Company and individual objectives under the 2010 Incentive Compensation Program.
(3)	Consists of the value of 401(k) matching contributions and auto allowances. The named executive officers do not receive any other perquisites, personal benefits or property.
(4)	Mr. Valente resigned as Executive Chairman and an employee of the Company on March 9, 2012 but continues to advise the Company on strategic matters pursuant to a Senior Strategic Advisor Agreement. In 2012, Mr. Valente’s Salary and $3,046 of his All Other Compensation were received while he was an employee of the Company through March 9, 2012 and the remaining $121,573 of All Other Compensation and his Stock Awards were received subsequent to his resignation as an employee and while he was a compensated member of the Board.
(5)	Represents salary paid to Mr. Valente while he served as the Company’s executive chairman of the Board.
(6)	Represents stock awards granted to Mr. Valente following his resignation as the Company’s executive chairman of the Board.
(7)	Represents board fees earned by or paid in cash to Mr. Valente following his resignation as the Company’s executive chairman of the Board of $40,659, $80,914 earned by or paid to Mr. Valente following his resignation as the Company’s executive chairman of the Board pursuant to the Company’s strategic advisor agreement with him, and $3,046 for the value of Mr. Valente’s auto allowances while he served as the Company’s executive chairman of the Board.

Employment Agreements

In July 2001, we entered into substantially similar employment agreements with each of our named executive officers, under which these officers serve in their current positions. In May 2010, we entered into substantially similar amendments to those employment agreements with each of our named executive officers in order to ensure compliance with Internal Revenue Code Section 409A. Prior to amendment, each of these employment agreements automatically renewed for successive periods of two years unless we or the officer gave the other party three months prior written notice of non-renewal and the officers were entitled to severance as a result of non-renewal of the agreement, other than for cause. Under the May 2010 amendments, each of these employment agreements expire on termination of the named executive officer’s employment and the officers are only entitled to severance upon certain terminations of employment. In May 2012, we entered into substantially similar amendments to those employment agreements with each of our named executive officers in order to correct drafting errors in the original employment agreements and the May 2010 amendments and to clarify the Company’s intent with respect to the interpretation of “last paid bonus” in the second paragraph of Section 10(c) of the employment agreements. Specifically, the Committee confirmed its intention that the words “last paid bonus” mean the last regular annual bonus paid to the named executive officer preceding the executive’s date of termination for termination (i) by the Company without “cause” (as defined below) or by the executive for “good reason” (as defined below) under Section 10(b) of the employment agreement, (ii) termination within one year after a “change in control” (as defined below) under Section 10(c) or (iii) termination by reason of disability under Section 10(d).

“Cause” means (a) termination by action of a majority of the members of our board, acting on the written opinion of counsel, because of the officer’s willful and continued refusal, without proper cause, to perform substantially his duties under the employment agreement; or (b) the conviction of the officer for a felony or an act of fraud or embezzlement against the Company or any of its divisions, subsidiaries of affiliates (which through lapse of time or otherwise is not subject to appeal).

“Good reason” means (a) any action by the Company which results in a diminution in the officer’s position or authority under the terms of the employment agreement; (b) any failure by the Company to timely pay the amounts or provide the benefits described in the employment agreement, other than an isolated failure not occurring in bad faith and which is remedied promptly after receipt of written notice thereof given by the officer; (c) a material breach by the Company of any of the provisions of the employment agreement, which failure or breach shall have continued for thirty 30 days after written notice from the officer to the Company specifying the nature of such failure or breach; or (d) any action by the Company that would require the officer to work more than 50 miles from the Company’s principal office in Burlington, Massachusetts, other than necessary travel, without the officer’s consent.

“Change in control” means (a) the sale of all or substantially all of the assets of the Company; (b) an event after which any person, together with its affiliates and associates (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or any successor rule thereto) becomes the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act), including by merger or otherwise, of more than fifty percent (50%) of the total voting power of all classes of voting stock of the Company; or (c) an event after which any person, together with its affiliates and associates has succeeded as the result of or in response to actual or threatened election contests, whether by settlement or otherwise, in having elected to our board, whether at one time or on a cumulative basis, a sufficient number of nominees to constitute (x) more than 30% of the members of our board, rounded down to the nearest whole number, if the number of directors on our board is eight or less, or (y) more than 40% of the members of our board, rounded down to the nearest whole number, if the number of directors on our board is nine or more.

The Committee interpreted the words “last paid bonus” in the second paragraph of Section 10(c) of the employment agreements to mean the last regular annual bonuses paid to such individuals. The last regular annual bonuses paid to such individuals were paid in March 2012 for services rendered to the Company during the calendar year 2011.

Termination by Reason of Death or Disability

In the event of the termination of a named executive officer’s employment with us due to his death, the named executive officer’s beneficiaries will receive a lump sum amount equal to the base salary that such officer would have earned for a period of one year following his death, any base salary or other compensation earned but not paid to him at the time of termination, plus a pro rata portion of the bonus payable with respect to the year in which termination occurred, a pro rata portion of any bonus or other incentive compensation he would have earned had he been employed for the full fiscal year in which he died (payable at the time that the annual bonuses to our other executive officers are paid), and any death benefits to which he is entitled under our policies in effect on his date of death. In the event of termination of a named executive officer’s employment by us due to the named executive officer’s disability, such officer will receive a lump sum amount equal to one times the sum of (A) his then current base salary plus (B) the greater of any bonus compensation to which he would have been entitled if his employment continued under the terms of the employment agreement or his last paid bonus, minus the maximum amount of his salary that is insured under our Long Term Disability Plan in effect at the time.

Termination for Cause, without Cause, for Good Reason, or due to a Change in Control

If a named executive officer’s employment is terminated by us for “cause,” such officer will receive a lump sum amount equal to any base salary or other compensation earned but not paid to him at the time of termination, plus a pro rata portion of the bonus payable with respect to the year in which termination occurred.

Each named executive officer’s employment agreement also provides that, in the event of (a) the termination by us of the employment agreement without “cause” or (b) the termination by such officer of his employment for “good reason” in the absence of a “change in control,” we will pay him a lump sum amount equal to (i) the amount due to him if he was terminated for “cause,” plus (ii) two times the sum of (A) his then current base salary plus (B) the greater of any bonus compensation to which he would have been entitled if his employment continued under the terms of the employment agreement or his last paid bonus. Additionally, the named executive officer’s then current benefits and perquisites will continue for two years following his termination.

In the event of the termination of the employment agreement by the named executive officer or us within one year after a “change in control,” we will pay such officer a lump sum amount equal to (i) the amount due to him if he was terminated for “cause” plus (ii) three times the sum of (A) his then current base salary plus (B) the greater of any bonus compensation to which he would have been entitled if his employment continued under the terms of the employment agreement or his last paid bonus. In addition, the named executive officer’s then current benefits and perquisites will continue for two years following termination.

Vesting of Options

All of a named executive officer’s options to purchase shares of our common stock will vest fully upon the earlier to occur of the termination of the officer’s employment (a) due to death or disability, (b) by the officer for “good reason,” (c) within one year after a “change in control” or (d) by us without “cause.”

Tax Gross-Up

In the event it is determined that any payment or distribution by us to the named executive officer, whether paid or distributed pursuant to the named executive officer’s employment agreement or otherwise, would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or comparable state or local tax, the named executive officer is entitled to a “tax gross-up” equal to the sum of the excise tax with respect to the payment or distribution plus all taxes imposed on (or economically borne by) the named executive officer (including the excise tax, state and federal income taxes and all applicable withholding taxes) attributable to the receipt of the tax gross-up, assuming the application of the maximum tax rates provided by law. We are required to pay the tax gross-up to the named executive officer promptly after we determine that we are required to withhold any excise tax or report that any excise tax is due or we otherwise determine that any tax gross-up is required. In any event, any tax gross-up must be paid by the end of the named executive officer’s taxable year next following the taxable year in which the excise tax is paid.

Other Provisions

Each named executive officer’s employment agreement also contains provisions that (a) require such officer to disclose and assign all intellectual property to us that is made, conceived, developed and/or acquired by him during the period of his employment or within one year thereafter, (b) require such officer not to disclose any of our confidential information and to return any copies of any of our confidential information upon the termination of his employment, (c) disallow, during the term of his employment and for 12 months thereafter, his direct or indirect engagement in the business of manufacturing, distributing or selling lasers for use in medical or cosmetic procedures in the United States or Canada, and (d) disallow, during the term of his employment and for 12 months thereafter, his direct or indirect solicitation of any of our employees or any other person who may have been employed by us during the term of his employment with the company. These provisions survive the termination of the employment agreement.

Amendments to Existing Employment Agreements

Pursuant to the Agreement and Plan of Merger, dated March 17, 2013, (the “Merger Agreement”) with Cynosure, Inc., a Delaware corporation (the “Buyer”), and Commander Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Buyer (the “Merger Subsidiary”), the Company will merge with and into the Merger Subsidiary, with the Merger Subsidiary surviving as a wholly-owned subsidiary of the Buyer (the “Merger”) at the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement and at the request of the Buyer, the Company entered into with Mr. Caruso, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, an amendment to the Company’s employment agreement with Mr. Caruso. The amendment, which will become effective at the Effective Time, provides for (among other things) payment by the Company of 110% of Mr. Caruso’s “Retention Bonus,” with (i) the “Retention Bonus” being equal to the sum of (a) three times Mr. Caruso’s annual compensation (which consists of his salary as of the Effective Time and his last paid bonus, defined as the bonus paid in March 2012 with respect to services rendered in 2011), plus (b) a pro rata portion of his bonus payable with respect to 2013, (ii) an amount equal to 75% of the Retention Bonus being payable within ten days after the Effective Time, (iii) an amount equal to 35% of the Retention Bonus being payable one day prior to the first anniversary of the Effective Time, and (iv) the Company being obligated to pay a gross-up payment to Mr. Caruso if he becomes subject to certain taxes under Section 409A of the Internal Revenue Code.

Also in connection with the execution of the Merger Agreement and at the request of the Buyer, the Company entered into with Mr. Weiner, the Company’s Chief Financial Officer and Treasurer, a letter agreement that (among other things) will become effective at the Effective Time and amends Mr. Weiner’s existing employment agreement with the Company to (i) provide that Mr. Weiner’s employment will terminate as of the Effective Time, (ii) provide that amounts payable to Mr. Weiner upon a change in control of the Company will be paid within 10 days after the Effective Time, (iii) provide that the Company will pay to Mr. Weiner in a lump sum the cost to Mr. Weiner of obtaining for the two-year period following the Effective Time benefits that are substantially similar to the benefits and perquisites that Mr. Weiner otherwise would have been entitled to receive under his employment agreement following a termination of employment in connection with a change in control of the Company, (iv) obligate the Company to pay a gross-up payment to Mr. Weiner if he becomes subject to certain taxes under Section 409A of the Internal Revenue Code, and (v) narrow the scope of the restrictive covenants applicable to Mr. Weiner.

2012 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target ($)
Joseph P. Caruso		234,000	234,000	780,000
	12/3/12				50,000	(2)			446,500
	12/3/12						50,000	(3)	446,500

Paul S. Weiner		125,000	125,000	500,000
	12/3/12				30,000	(2)			267,900
	12/3/12						30,000	(3)	267,900

Louis P. Valente(6)		100,000	100,000	400,000
	3/13/12						8,000	(4)	79,440
	12/3/12						8,000	(3)	71,440

(1)	The amounts shown in the threshold, target and maximum columns reflect the minimum, target and maximum amounts payable under the 2012 Incentive Compensation Program, respectively. The actual amounts paid are reflected in the Summary Compensation Table above.

(2)	Performance-based restricted stock awards. If the Company’s consolidated revenue exceeds $100 million (the “Target”) for any trailing four quarter period between January 1, 2013 and December 31, 2016, the performance-based restricted stock awards will vest on the date which is the earlier of (i) the quarterly financial earnings release for the quarter that the Target has been achieved or (ii) a determination by the audit committee of the board that the Target has been achieved. Fair value amounts disclosed show the grant date value assuming that the highest level of performance conditions will be achieved.
(3)	Restricted stock awards vest in four equal annual installments beginning on December 3, 2013.
(4)	Restricted stock awards vest in four equal annual installments beginning on March 3, 2013.
(5)	The amounts in this column reflect the grant date fair value of stock awards granted to our named executive officers in 2012, computed in accordance with ASC 718. This grant date fair value assumes that the highest level of performance conditions will be achieved.
(6)	On March 9, 2012, Mr. Valente voluntarily ended his employment with the Company. As a result, all of Mr. Valente’s unvested equity awards as of March 9, 2012, were forfeited on March 9, 2012. The awards included in this table are awards received subsequent to March 9, 2012.

2012 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph P. Caruso	6,667	(1)	—	5.05	7/21/13	—		—	—		—
	200,000	(1)	—	16.53	5/11/14	—		—	—		—
	127,500	(1)	—	13.31	2/27/18	—		—	—		—
	22,500	(1)	—	13.31	2/27/18	—		—	—		—
	39,028	(1)	—	9.15	11/29/19	—		—	—		—
	—		—	—	—	12,500	(2)	115,125	—		—
	—		—	—	—	37,500	(3)	345,375	—		—
	—		—	—	—	50,000	(4)	460,500	—		—
	—		—	—	—	—		—	50,000	(5)	460,500
Paul S. Weiner	85,492	(1)	—	16.53	5/11/14	—		—	—		—
	77,500	(1)	—	13.31	2/27/18	—		—	—		—
	22,500	(1)	—	13.31	2/27/18	—		—	—		—
	31,223	(1)	—	9.15	11/29/19	—		—	—		—
	—		—	—	—	10,000	(2)	92,100	—		—
	—		—	—	—	30,000	(3)	276,300	—		—
	—		—	—	—	30,000	(4)	276,300	—		—
	—		—	—	—	—		—	30,000	(5)	276,300
Louis P. Valente (8)	—		—	—	—	8,000	(6)	73,680	—		—
	—		—	—	—	8,000	(4)	73,680	—		—

(1)	These options are fully vested.
(2)	These restricted stock awards vest in four equal annual installments beginning on December 13, 2011.
(3)	These restricted stock awards vest in four equal annual installments beginning on November 2, 2012.
(4)	These restricted stock awards vest in four equal annual installments beginning on December 3, 2013.
(5)	These are performance-based restricted stock awards. If the Company’s consolidated revenue exceeds $100 million (the “Target”) for any trailing four quarter period between January 1, 2013 and December 31, 2016, the performance-based restricted stock awards will vest on the date which is the earlier of (i) the quarterly financial earnings release for the quarter that the Target has been achieved or (ii) a determination by the audit committee of the board that the Target has been achieved. In 2012, Mr. Caruso and Mr. Weiner were granted performance-based restricted stock awards which had a grant date fair value of $446,500 and $267,900, respectively, which assumes that the highest level of performance conditions will be achieved.
(6)	These restricted stock awards vest in four equal annual installments beginning on March 13, 2013.
(7)	The market value was calculated based on $9.21 per share, the closing market price of our common stock on December 31, 2012.
(8)	On March 9, 2012, Mr. Valente voluntarily ended his employment with the Company. As a result, all of Mr. Valente’s unvested equity awards as of March 9, 2012, were forfeited on March 9, 2012. The awards included in this table are awards received subsequent to March 9, 2012.

2012 Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph P. Caruso	18,750	161,188
Paul S. Weiner	15,000	128,950
Louis P. Valente	—	—

The Company has no pension plans, and accordingly the table of pension benefits is omitted.

Potential Payments Upon Termination or Change in Control

In July 2001, we entered into substantially similar employment agreements with each of our named executive officers. Such agreements were amended in May 2010 and May 2012. On March 9, 2012, Mr. Valente voluntarily ended his employment with the Company and his employment agreement terminated without obligation for the Company to pay any severance payments to Mr. Valente thereunder. In addition, in connection with the Merger, the Company entered into an employment agreement amendment with each of Messrs. Caruso and Weiner in March 2013. The terms of the agreements, as amended, are described under the caption “Employment Agreements” above.

The following tables set forth the hypothetical cash payments to each of our named executive officers pursuant to his employment agreement under the circumstances noted. These estimated amounts assume that the termination event occurred on December 31, 2012 (which is before the amendments were entered into in March 2013), include all tax gross-up amounts and our cost of estimated health and other insurance benefits, are not fixed figures, and could differ materially depending on actual facts and circumstances in effect at the time they are actually determined, if such terminations occur.

Table 1: Termination Due to Death or Disability

	Cash Severance						Equity
	Base Salary		Non-Equity Incentive			Other	Value of Vested Options (1)	Value of Accelerated Unvested Equity	Total
Name	Multiple	$	Multiple	$		$	$	$	$

Joseph P. Caruso	1	390,000	1	780,000		—	30,076	1,381,500	2,581,576
Paul S. Weiner	1	250,000	1	500,000	(2)	—	1,873	921,000	1,672,873

(1)	Calculated as the number of options vested at December 31, 2012 multiplied by the spread between the fair market value on December 31, 2012 and the exercise price.
(2)	Represents the amount that Mr. Weiner’s beneficiary would have been entitled to receive in the case of Mr. Weiner’s death on December 31, 2012. In the case of Mr. Weiner’s disability on December 31, 2012, Mr. Weiner would have been entitled to receive $442,630 in lieu of this amount.

Table 2: Termination for Cause

	Cash Severance					Equity
	Base Salary		Non-Equity Incentive		Other	Value of Vested Options (1)	Value of Accelerated Unvested Equity	Total
Name	Multiple	$	Multiple	$	$	$	$	$

Joseph P. Caruso	—	—	1	780,000	—	30,076	—	810,076
Paul S. Weiner	—	—	1	500,000	—	1,873	—	501,873

(1)	Calculated as the number of options vested at December 31, 2012 multiplied by the spread between the fair market value on December 31, 2012 and the exercise price.

Table 3: Termination Without Cause or for Good Reason

	Cash Severance						Equity
	Base Salary		Non-Equity Incentive			Other	Value of Vested Options (1)	Value of Accelerated Unvested Equity	Excise Tax Gross-Up	Total
Name	Multiple	$	Multiple	$		$	$	$	$	$

Joseph P. Caruso	2	780,000	3	2,340,000		88,565	30,076	1,381,500	—	4,620,141
Paul S. Weiner	2	500,000	3	1,385,260	(2)	77,924	1,873	921,000	—	2,886,057

(1)	Calculated as the number of options vested at December 31, 2012 multiplied by the spread between the fair market value on December 31, 2012 and the exercise price.
(2)	Represents the sum of (i) two times the bonus paid to Mr. Weiner in March 2012 for services rendered in 2011 plus (ii) the maximum 2012 bonus for which Mr. Weiner was eligible.

Table 4: Termination Following Change of Control

	Cash Severance						Equity
	Base Salary		Non-Equity Incentive			Other	Value of Vested Options (1)	Value of Accelerated Unvested Equity	Excise Tax Gross-Up	Total
Name	Multiple	$	Multiple	$		$	$	$	$	$

Joseph P. Caruso	3	1,170,000	4	3,120,000		88,565	30,076	1,381,500	2,129,424	7,919,565
Paul S. Weiner	3	750,000	4	1,827,890	(2)	77,924	1,873	921,000	1,277,628	4,856,315

(1)	Calculated as the number of options vested at December 31, 2012 multiplied by the spread between the fair market value on December 31, 2012 and the exercise price.
(2)	Represents the sum of (i) three times the bonus paid to Mr. Weiner in March 2012 for services rendered in 2011 plus (ii) the maximum 2012 bonus for which Mr. Weiner was eligible.

In the event of the termination of Mr. Caruso’s employment due to his death or disability, for “good reason” or after a “change in control,” or by us without “cause,” or collectively, vesting events, all of his options and stock appreciation rights (“SARs”) to purchase shares of our common stock and restricted stock awards (“RSAs”) would have vested. If this event had happened on December 31, 2012, there would be no in-the-money options that would have vested by reason of the vesting event, there would be no SARs subject to in-the-money conversion that would have vested by reason of the vesting event, and the total number of RSAs that would have vested by reason of the vesting event would be 150,000. Because the fair market value of our stock on December 31, 2012 was $9.21, the potential value of these newly vested RSAs to Mr. Caruso would have been $1,381,500.

In the event of the termination of Mr. Weiner’s employment by reason of any of the vesting events, all of his options and SARs to purchase shares of our common stock and RSAs would have vested. If this event had happened on December 31, 2012, there would be no in-the-money options that would have vested by reason of the vesting event, there would be no SARs subject to in-the-money conversion that would have vested by reason of the vesting event, and the total number of RSAs that would have vested by reason of the vesting event would be 100,000. Because the fair market value of our stock on December 31, 2012 was $9.21, the potential value of these newly vested RSAs to Mr. Weiner would have been $921,000.

Director Compensation

In January 2011, based on the 2010 recommendations of Radford, the Committee recommended and the board of directors adopted a new director compensation plan and made adjustments to annual retainers and meeting fees for our non-employee directors, effective in 2011. Specifically, the annual retainer for 2011 was increased from $40,000 to $50,000 ($12,500 per quarter) and committee meeting fees remain at $5,000 per committee. Each non-employee director is also eligible to receive equity incentive awards under our equity incentive plans.

In February 2012, the Committee recommended and the board of directors agreed that the annual retainers and meeting fees for our non-employee directors in 2012 would remain at the levels set in 2011.

2012 Director Compensation

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Jeanne Cohane	60,000	71,440	131,440
Damian N. Dell’Anno	48,132	150,880	199,012
Nicholas P. Economou	60,000	71,440	131,440
James G. Martin	60,000	71,440	131,440
A. Neil Pappalardo	55,000	71,440	126,440

(1)	Joseph P. Caruso, one of our directors, is also our chairman, president and chief executive officer and a named executive officer, and Mr. Valente, one of our directors, served as our Executive Chairman until March 2012 and is a named executive officer. Mr. Caruso did not receive any additional compensation as a director in 2012. Mr. Valente received compensation for his service as a director following Mr. Caruso’s appointment as our Chairman of the Board of Directors. See “Information about Executive and Director Compensation—Summary Compensation Table” above for disclosure relating to the compensation of each of Messrs. Caruso and Valente. Mr. Dell’Anno became a director on March 13, 2012.
(2)	The amounts in this column reflect the aggregate grant date fair value of restricted stock awards granted to our non-employee directors in 2012, as computed in accordance with ASC 718. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 1 to our audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2013. Mr. Dell’Anno received a grant of 8,000 shares of restricted stock on March 13, 2012 with a grant date fair value of $79,440. Each of Ms. Cohane and Messrs. Dell’Anno, Economou, Martin, and Pappalardo received a grant of 8,000 shares of restricted stock on December 3, 2012 with a grant date fair value of $71,440. The following table shows the aggregate number of unvested stock awards held by each of our non-employee directors as of December 31, 2012.

Name	Unvested Stock Awards (#)
Jeanne Cohane	16,000
Damian Dell’Anno	16,000
Nicholas P. Economou	16,000
James G. Martin	16,000
A. Neil Pappalardo	16,000

(3)	The following table shows the aggregate number of outstanding stock options and SARS held by each of our non-employee directors as of December 31, 2012.

Name	Outstanding Stock Options (#)	Outstanding SARs (#)
Jeanne Cohane	45,854	—
Damian Dell’Anno	—	—
Nicholas P. Economou	40,854	—
James G. Martin	32,520	—
A. Neil Pappalardo	80,000	—

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2012 about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, consisting of the 1991 Stock Option Plan, as amended, 1993 Stock Option Plan, as amended, 1995 Stock Option Plan, as amended, 1996 Incentive and Nonqualified Stock Option Plan, as amended, 1998 Incentive and Nonqualified Stock Option Plan, 2004 Stock Incentive Plan and the 2007 Stock Incentive Plan.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	2,468,777	13.83	62,589

Equity compensation plans not approved by security holders	—	—	—

Total	2,468,777	13.83	62,589

Compensation Committee Interlocks and Insider Participation

During fiscal 2012, Ms. Cohane and Messrs. Martin and Dell’Anno served as members of our Compensation Committee. No member of the Committee (i) was, at any time during fiscal 2012, or had previously been, an officer or employee of the Company or its subsidiaries nor (ii) had any relationship with the Company during fiscal 2012 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. During fiscal 2012, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Committee. In addition, during fiscal 2012 none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

By the Compensation Committee of the Board of Directors of Palomar Medical Technologies, Inc.

JAMES G. MARTIN, CHAIRMAN
JEANNE COHANE
DAMIAN N. DELL’ANNO

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding beneficial ownership of our common stock as of April 1, 2013 by each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; each of our directors; each of our named executive officers; and all of our current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Percentage ownership is based on 19,974,239 shares of common stock issued and outstanding as of April 1, 2013.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares	Shares Acquirable within 60 Days (1)	Total	Percent of Class
5% Stockholders
Broadwood Partners, L.P. and related parties (2)	2,898,296	—	2,898,296	14.5%
724 Fifth Avenue, 9th Floor
New York, NY 10019

Cynosure, Inc. (3)			2,715,900	13.1%
5 Carlisle Road
Westford, MA 01886

BlackRock, Inc. (4)	1,598,168	—	1,598,168	8.0%
40 East 52nd Street
New York, NY 10022

The Vanguard Group, Inc. (5)	1,081,916	—	1,081,916	5.4%
100 Vanguard Blvd.
Malvern, PA 19355

Directors and Named Executive Officers (6)

Joseph P. Caruso	445,747	395,695	841,442	4.1%

A. Neil Pappalardo	615,255	55,000	670,255	3.4%

Paul S. Weiner	256,142	216,715	472,857	2.3%

Louis P. Valente	331,849	—	331,849	1.7%

Nicholas P. Economou	133,844	40,854	174,698	*

Jeanne Cohane	52,934	45,854	98,788	*

James G. Martin	47,534	32,520	80,054	*

Damian N. Dell’Anno	16,000	—	16,000	*

All Directors and Executive Officers as Group (8 persons)	1,899,305	786,638	2,685,943	12.9%

*	Less than 1%.
(1)	Pursuant to the rules of the SEC, the number of shares of common stock deemed beneficially owned includes, for each person or group named in the table, any securities that the person or group has the right to acquire within 60 days of April 1, 2013 through the exercise of any stock option or warrant, the conversion of any convertible security or the exercise of any other right. Unless otherwise indicated, for each person or group named in the table, the number in the “Shares Acquirable within 60 Days” column consists of shares of common stock covered by stock options that may be exercised within 60 days of April 1, 2013.
(2)	The foregoing information reported is based solely on a Schedule 13G/A filed with the SEC on February 14, 2013 by Broadwood Partners, L.P., Broadwood Capital, Inc. and Neal C. Bradsher reporting that they have shared voting power and shared dispositive power with respect to 2,898,296 shares.
(3)	The foregoing information reported is based solely on a Schedule 13D filed with the SEC on March 21, 2013 by Cynosure, Inc. reporting that it has shared voting power with respect to 2,715,900 shares, a portion of which are exercisable upon the exercise of outstanding options. Cynosure possesses shared voting power by virtue of Company Stockholder Agreements entered into with the Company’s executive officers and directors in connection with the proposed acquisition of the Company by Cynosure. Cynosure expressly disclaims beneficial ownership of any Company shares.
(4)	The foregoing information reported is based solely on a Schedule 13G/A filed with the SEC on February 1, 2013 by BlackRock, Inc. reporting that it has sole voting power and sole dispositive power with respect to 1,598,168 shares.
(5)	The foregoing information reported is based solely on a Schedule 13G/A filed with the SEC on February 11, 2013 by Vanguard Group, Inc. reporting that it has sole voting power with respect to 29,093 shares, sole dispositive power with respect to 1,053,723 shares and shared dispositive power with respect to 28,193 shares.
(6)	Each officer and director’s address is c/o Palomar Medical Technologies, Inc., 15 Network Drive, Burlington, MA 01803.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Board Determination of Independence

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board has determined that none of Ms. Cohane and Messrs. Dell’Anno, Economou, Martin and Pappalardo has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Marketplace Rules. During 2012, the independent directors met four times in executive session without members of management present.

Committees of the Board

Our board of directors has standing Audit, Compensation, and Nominating and Corporate Governance Committees. From time to time, the board may also create various ad hoc committees for special purposes. The membership during the last fiscal year and the function of each of the Audit, Compensation, and Nominating and Corporate Governance Committees are described above under “Item 10. Directors, Executive Officers and Corporate Governance—CORPORATE GOVERNANCE—Committees of the Board.” The board has determined that all of the members of each of the Audit, Compensation, and Nominating and Corporate Governance Committees are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Procedures and Policies for Related Person Transactions

Under its charter, the Audit Committee is responsible for reviewing and approving any proposed transaction with a related person, which we refer to as a “related person transaction”. In addition, the Audit Committee reviews and investigates any matters pertaining to the integrity of management, including conflicts of interest and adherence to our Code of Business Conduct and Ethics. Under our Code of Business Conduct and Ethics, our directors, officers and employees are expected to avoid any activity that would cause a conflict of interest. To the extent that approval of a related person transaction might call for a waiver of our Code of Business Conduct and Ethics, the board could also be involved in such an approval, if one were to be granted. The board may also consider and approve related person transactions in other circumstances.

Related Person Transactions

On March 9, 2012, we entered into a Senior Strategic Advisor Agreement with Mr. Valente, former Executive Chairman and a director of the Company, pursuant to which Mr. Valente will provide the Company strategic advisory services in various areas, including mergers and acquisitions, new business development and other strategic initiatives. Mr. Valente receives a monthly payment of $8,333.33 pursuant to the terms of the Senior Strategic Advisor Agreement until termination by either party upon 60 days’ written notice.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees for professional audit services rendered by Ernst & Young for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011 and fees billed for other services rendered by Ernst & Young during those periods:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees (1)	$437,232	$453,577
Audit-Related Fees (2)	27,163	12,000
Tax Fees (3)	157,000	83,000
All Other Fees (4)	—	—

Total Fees	$621,395	$548,577

(1)	Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements, the effectiveness of internal control over financial reporting, and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and December 31, 2011.
(2)	Audit-related fees consist of aggregate fees billed in the respective year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services relate to the annual audit for our 401(k) plan of $12,163 and $12,000 for 2012 and 2011, respectively, and accounting consultations in connection with acquisitions of $15,000 for 2012.
(3)	Tax fees consist of aggregate fees billed in the respective year for professional services for tax compliance, tax advice and tax planning. Tax compliance services, which relate to preparation of U.S. federal, U.S. state, and international tax returns, accounted for all of the total tax fees billed in fiscal 2011 and for $125,500 of the total tax fees billed in fiscal 2012. The remaining $31,500 of the tax fees billed in fiscal 2012 related to assistance in preparing for tax audits and tax advice on various matters, such as Section 382 of the Internal Revenue Code of 1986, as amended.
(4)	All other fees consist of aggregate fees billed in 2012 for products and services provided by the independent registered public accounting firm, Ernst & Young LLP, that are not reported under “Audit Fees”, “Audit-Related Fees” or “Tax Fees”.

Pre-approval policies and procedures

At present, our Audit Committee approves each engagement for audit and non-audit services before we engage Ernst & Young to provide those services. Our Audit Committee has not established any policies or procedures that would allow our management to engage Ernst & Young to provide any services without the approval of the Audit Committee of the engagement for those services. None of the services provided by Ernst & Young for fiscal 2012 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

PALOMAR MEDICAL TECHNOLOGIES, INC.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The Consolidated Financial Statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

(b)	Exhibits

Exhibit No.	Description	Filed with this Form 10-K/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.

3.1	Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		10-Q	May 17, 1999	4.2

3.2	Second Restated Certificate of Incorporation		S-3	January 1, 1999	3.1

3.3	Certificate of Amendment to Certificate of Incorporation		10-K	March 17, 2004	3.4

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock		8-K	October 31, 2008	4.02

3.5	Second Amended and Restated By-laws		10-Q	August 8, 2012	3.1

3.6	Amended Text of Article I, Section 9 of the Second Amended and Restated By-laws		8-K	July 25, 2012	3.1

4.1	Specimen certificate of common stock		10-Q	May 17, 1999	4.1

4.2	Form of rights certificate		8-K	April 21, 1999	4.3

4.3	Amended and Restated Rights Agreement dated as of October 28, 2008 between Palomar Medical Technologies, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent, including Exhibit A, Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Participating Cumulative Preferred Stock and Exhibit B, Amended and Restated Form of Right Certificate		8-K	October 31, 2008	4.01

10.1*	Second Amended 1993 Stock Option Plan		10-Q	August 16, 1999	4.2

10.2*	Second Amended 1995 Stock Option Plan		10-Q	August 16, 1999	4.3

10.3*	Second Amended 1996 Stock Option Plan		10-Q	August 16, 1999	4.4

10.4*	1998 Incentive and Non-Qualified Stock Option Plan		DEF 14A	April 22, 1998	B

10.5*	2004 Stock Incentive Plan		DEF 14A	March 17, 2004	A

10.6*	2007 Stock Incentive Plan		DEF 14A	March 21, 2007	A

10.7*	Amendment to 2007 Stock Incentive Plan		10-Q	November 5, 2009	10.72

10.8*	401(k) Plan		S-8	October 4, 1995	99(h)

10.9*	Employment Agreement with Joseph P. Caruso, dated July 1, 2001		10-K	March 17, 2004	10.17

10.10*	Amendment to Employment Agreement with Joseph P. Caruso, dated July 1, 2001		10-Q	August 5, 2010	10.79

10.11*	Letter agreement with Joseph P. Caruso, dated May 15, 2012, related to the Employment Agreement between the Company and Joseph P. Caruso, dated July 1, 2001		10-Q	August 8, 2012	10.1

10.12*	Employment Agreement with Paul S. Weiner dated July 1, 2001		10-K	March 17, 2004	10.18

10.13*	Amendment to Employment Agreement with Paul S. Weiner, dated July 1, 2001		10-Q	August 5, 2010	10.80

10.14*	Letter agreement with Paul S. Weiner, dated May 15, 2012, related to the Employment Agreement between the Company and Mr. Weiner, dated July 1, 2001		10-Q	August 8, 2012	10.2

10.15	License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated August 18, 1995		10-K	February 12, 1999	10.44

Exhibit No.	Description	Filed with this Form 10-K/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.16	First Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated January 2, 1996		10-K	February 12, 1999	10.45

10.17	Second Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated February 14, 1997		10-K	February 12, 1999	10.46

10.18+	Third and Fourth Amendments to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated November 20, 2000 and February 18, 2003, respectively		10-K	March 27, 2003	10.13

10.19+	Fifth Amendment to License Agreement between Palomar Medical Technologies, Inc. and The General Hospital, dated March 20, 2006		10-Q	May 9, 2006	10.35

10.20+	Research Agreement between Palomar Medical Technologies, Inc. and The General Hospital Corporation, dated August 1, 2004		8-K	November 18, 2004	99.1

10.21+	Amended and Restated License Agreement (MGH Case Nos: 783, 912, 2100) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation		8-K	March 20, 2008	10.1

10.22+	License Agreement (MGH Case No. 2057) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation		8-K	March 20, 2008	10.2

10.23+	License Agreement (MGH Case No. 1316) executed on March 16, 2008, between Palomar Medical Technologies, Inc. and The General Hospital Corporation		8-K	March 20, 2008	10.3

10.24+	The Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated February 14, 2003		8-K	February 19, 2003	10.1

10.25	Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated February 14, 2003		8-K	June 28, 2004	99.3

10.26	Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated October 2, 2003		8-K	June 28, 2004	99.2

10.27	Second Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated June 24, 2004		8-K	June 28, 2004	99.1

10.28+	Third Amendment to the Development and License Agreement between Palomar Medical Technologies, Inc. and The Gillette Company, dated October 31, 2005		10-K	March 6, 2006	10.30

10.29+	Amended and Restated Development and License Agreement effective as of February 14, 2003 and restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.1

10.30+	Amendment, dated February 14, 2007, to the Amended and Restated Development and License Agreement, dated February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	February 21, 2007	10.2

10.31	Second Amendment, dated December 21, 2007, to the Amended and Restated Development and License Agreement, effective as of February 14, 2003 and restated as of February 14, 2007, between Palomar Medical Technologies, Inc. and The Gillette Company		8-K	December 21, 2007	10.1

Exhibit No.	Description	Filed with this Form 10-K/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.32+	License Agreement, executed February 29, 2008, effective as of February 14, 2003, between Palomar Medical Technologies, Inc. and The Procter and Gamble Company and The Gillette Company		8-K	March 3, 2008	10.1

10.33+	Amendment #1 to License Agreement, dated December 9, 2010 and effective as of October 1, 2010, between Palomar Medical Technologies, Inc., The Procter & Gamble Company and The Gillette Company		8-K	December 9, 2010	10.1

10.34+	Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated September 1, 2004		8-K	September 7, 2004	99.1

10.35+	First Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated May 1, 2006.		10-Q	August 8, 2006	10.36

10.36+	Second Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated May 7, 2007		10-Q	May 8, 2007	10.45

10.37+	Third Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated August 15, 2007		10-Q	November 2, 2007	10.47

10.38+	Fourth Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated August 22, 2007		10-Q	November 2, 2007	10.48

10.39+	Fifth Amendment to Joint Development and License Agreement between Palomar Medical Technologies, Inc. and Johnson & Johnson Consumer Companies, Inc., dated December 1, 2008		10-Q	August 5, 2009	10.71

10.40	Settlement Agreement with The General Hospital Corporation, Lumenis, Inc. and Lumenis, Ltd., dated June 17, 2004		8-K	June 22, 2004	99.1

10.41+	Patent License Agreement between Palomar Medical Technologies, Inc. and Lumenis, Inc., dated June 17, 2004		8-K	June 22, 2004	99.2

10.42	Settlement Agreement, dated June 2, 2006, between Palomar Medical Technologies, Inc., The General Hospital Corporation and Cutera, Inc.		8-K	June 5, 2006	99.1

10.43	Non-Exclusive Patent License Agreement, dated June 2, 2006, between Palomar Medical Technologies, Inc. and Cutera, Inc.		8-K	June 5, 2006	99.2

10.44	Consent Judgments, Palomar v Cutera		8-K	June 5, 2006	99.3

10.45	Stipulations of Dismissal, Palomar v Cutera		8-K	June 5, 2006	99.4

10.46	Non Exclusive Patent License Agreement, dated November 6, 2006, between Palomar Medical Technologies, Inc. and Cynosure, Inc.		8-K	November 7, 2006	99.2

10.47	FDA notification letter of 510K OTC clearance for a new, patented home-use, light-based hair removal device		8-K	December 11, 2006	99.2

Exhibit No.	Description	Filed with this Form 10-K/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.48	Settlement Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., The General Hospital Corporation and Alma Lasers, Inc.		8-K	April 2, 2007	10.1

10.49	Non-Exclusive Patent License Agreement dated March 29, 2007 between Palomar Medical Technologies, Inc., Alma Lasers, Inc. and Alma Lasers, Ltd.		8-K	April 2, 2007	10.2

10.50	Trade Dress Settlement dated March 29, 2007 between Palomar Medical Technologies, Inc., Alma Lasers, Inc. and Alma Lasers, Ltd.		8-K	April 2, 2007	10.3

10.51	Consent Judgment, Palomar v Alma		8-K	April 2, 2007	10.4

10.52	Stipulation of Dismissal with Prejudice, Palomar v Alma		8-K	April 2, 2007	10.5

10.53+	International Distributor Agreement, effective as of January 8, 2008 between Palomar Medical Technologies, Inc. and Q-MED AB (Publ).		8-K	January 9, 2008	10.1

10.54	Loan Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.1

10.55	Mortgage and Security Agreement, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.2

10.56	Collateral Agreement of Leases and Rents, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.3

10.57	Indemnity Agreement Regarding Hazardous Materials, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.4

10.58	Unlimited Guaranty, effective as of December 17, 2008, between Palomar Medical Technologies, Inc. and RBS Citizens, National Association		8-K	January 8, 2009	10.5

10.59	Construction Management Agreement, dated November 19, 2008, between Palomar Medical Technologies, Inc. and Nordblom Development Company, Inc.		10-K	March 5, 2009	10.68

10.60	FDA Notification Letter		8-K	June 5, 2009	99.2

10.61*	Stock Option Amendment with Louis P. Valente		10-K	March 5, 2010	10.75

10.62*	Stock Option Amendment with Joseph P. Caruso		10-K	March 5, 2010	10.76

10.63*	Stock Option Amendment with Paul S. Weiner		10-K	March 5, 2010	10.77

10.64*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 10, 2007		10-Q	August 5, 2010	10.82

10.65*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 10, 2007		10-Q	August 5, 2010	10.83

10.66*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 16, 2008		10-Q	August 5, 2010	10.85

10.67*	Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 16, 2008		10-Q	August 5, 2010	10.86

Exhibit No.	Description	Filed with this Form 10-K/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.68*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 10, 2007		10-Q	August 5, 2010	10.88

10.69*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 10, 2007		10-Q	August 5, 2010	10.89

10.70*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Joseph P. Caruso dated August 16, 2008		10-Q	August 5, 2010	10.91

10.71*	Amendment to the Stock Appreciation Rights Award Under the 2007 Stock Incentive Plan with Paul S. Weiner dated August 16, 2008		10-Q	August 5, 2010	10.92

10.72*	2011 Incentive Compensation Program – Executive Officer Level – Executive Chairman of Board of Directors		8-K	February 11, 2011	10.3

10.73	Settlement Agreement, dated September 15, 2011 between Palomar Medical Technologies, Inc., The General Hospital Corporation, Candela Corporation, Syneron, Inc. and Syneron Medical Ltd.		8-K	September 21, 2011	10.1

10.74*	2012 Incentive Compensation Program – Executive Officer Level – Chief Executive Officer		8-K	February 10, 2012	10.1

10.75*	2012 Incentive Compensation Program – Executive Officer Level – Chief Financial Officer		8-K	February 10, 2012	10.2

10.76*	Senior Strategic Advisor Agreement dated March 9, 2012		10-K	March 12, 2012	10.1

10.77*	2013 Incentive Compensation Program – Executive Officer Level – Chief Executive Officer		10-K	March 14, 2013	10.77

10.78*	2013 Incentive Compensation Program – Executive Officer Level – Chief Financial Officer		10-K	March 14, 2013	10.78

10.79*	Restricted Stock Agreement with Time Vesting for Directors		10-K	March 14, 2013	10.79

10.80*	Restricted Stock Agreement with Time Vesting for Executive Officers		10-K	March 14, 2013	10.80

10.81*	Restricted Stock Agreement with Performance Vesting for Executive Officers		10-K	March 14, 2013	10.81

21.1	List of subsidiaries		10-K	March 14, 2013	21.1

23.1	Consent of Ernst & Young LLP		10-K	March 14, 2013	23.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	March 14, 2013	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	March 14, 2013	31.2

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Joseph P. Caruso, Chief Executive Officer, President and Chairman of the Board of Directors	X

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Paul S. Weiner, Chief Financial Officer.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	March 14, 2013	32.1

101.INS	XBRL Instance Document		10-K	March 14, 2013	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document		10-K	March 14, 2013	101.SCH

Exhibit No.	Description	Filed with this Form 10-K/A	Incorporated by Reference
			Form	Filing Date	Exhibit No.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		10-K	March 14, 2013	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		10-K	March 14, 2013	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		10-K	March 14, 2013	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		10-K	March 14, 2013	101.PRE

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PALOMAR MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Paul S. Weiner
Date: April 26, 2013	Paul S. Weiner
Chief Financial Officer