Form 10-Q
period 2013-03-31
PALOMAR MEDICAL TECHNOLOGIES INC
filed 2013-05-08
CIK 881695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number:  1-11177

PALOMAR MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3128178
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15 Network Drive, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip code)

 (781) 993-2300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒       No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company, in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock as of the close of business on May 3, 2013 was 19,977,989.

Palomar Medical Technologies, Inc. and Subsidiaries

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$57,822,604	$55,116,328
Short-term investments	29,009,791	33,057,835
Total cash, cash equivalents and short-term investments	86,832,395	88,174,163
Accounts receivable, net	12,089,511	10,558,667
Inventories	20,643,184	21,584,907
Other current assets	1,087,546	667,534
Total current assets	120,652,636	120,985,271

Marketable securities and other investments	13,986,297	11,533,090

Property and equipment, net	35,584,230	35,885,028

Other assets	408,529	425,293

Total assets	$170,631,692	$168,828,682

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,694,914	$1,645,696
Accrued liabilities	9,980,681	9,102,544
Deferred revenue	3,357,469	3,286,422
Total current liabilities	16,033,064	14,034,662

Accrued income taxes	3,061,556	3,256,088
Deferred revenue, net of current portion	917,832	972,918

Total liabilities	$20,012,452	$18,263,668

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 par value-
Authorized - 1,500,000 shares
Issued - none	-	-
Common stock, $0.01 par value-
Authorized - 45,000,000 shares
Issued and Outstanding - 2013: 19,974,239 and 19,974,239 and 2012: 19,970,424 and 19,966,149 shares, respectively	199,743	199,705
Additional paid-in capital	222,013,507	221,180,420
Accumulated other comprehensive income (loss)	41,613	(252,891)
Accumulated deficit	(71,635,623)	(70,523,893)
Treasury stock, at cost - 0 and 4,275 shares, respectively	-	(38,327)
Total stockholders' equity	$150,619,240	$150,565,014

Total liabilities and stockholders' equity	$170,631,692	$168,828,682

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Professional product revenues	$17,326,502	$11,897,174
Consumer product revenues	710,900	978,768
Service revenues	3,148,605	3,770,243
Royalty revenues	1,979,392	1,798,062
Other revenues	57,660	555,556
Total revenues	23,223,059	18,999,803

Costs and expenses
Cost of professional product revenues	7,308,169	4,901,098
Cost of consumer product revenues	668,339	834,383
Cost of service revenues	1,383,621	1,659,963
Cost of royalty revenues	791,757	719,225
Research and development	2,582,453	3,372,261
Selling and marketing	7,397,665	6,681,525
General and administrative	4,029,756	3,151,967
Total costs and expenses	24,161,760	21,320,422

Loss from operations	(938,701)	(2,320,619)

Interest income	76,593	89,003
Other (loss) income	(437,315)	11,802

Loss before income taxes	(1,299,423)	(2,219,814)

(Benefit) provision for income taxes	(187,695)	71,978

Net loss	$(1,111,728)	$(2,291,792)

Net loss per share
Basic	$(0.06)	$(0.12)
Diluted	$(0.06)	$(0.12)

Weighted average number of shares outstanding
Basic	18,963,788	18,858,464
Diluted	18,963,788	18,858,464

Comprehensive loss:
Net loss	$(1,111,728)	$(2,291,792)
Unrealized gain (loss) on marketable securities, net of taxes	18,092	(24,827)
Foreign currency translation adjustment	276,412	(19,468)
Comprehensive loss	$(817,224)	$(2,336,087)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Operating activities
Net loss	$(1,111,728)	$(2,291,792)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	373,812	357,875
Stock-based compensation expense	748,800	683,908
Amortization of investments	47,399	46,765
Excess tax benefit from exercise of equity	-	10,100
Other non-cash items	268,809	16,817
Changes in assets and liabilities:
Accounts receivable	(1,573,749)	342,222
Inventories	862,472	(1,661,853)
Other current assets	(429,212)	(722,576)
Accounts payable	1,208,892	(439,358)
Accrued liabilities	879,726	(5,000,372)
Accrued income taxes	(194,532)	45,744
Deferred revenue	53,481	(243,235)
Net cash from (used in) operating activities	1,134,170	(8,855,755)

Investing activities
Purchases of property and equipment	(80,158)	(31,048)
Purchases of short-term investments, marketable securities and other investments	(5,524,296)	(4,000,000)
Proceeds from sale of short-term investments, marketable securities and other investments	7,100,000	9,750,000
Net cash from investing activities	1,495,546	5,718,952

Financing activities
Proceeds from the exercise of equity	122,652	2,250
Excess tax benefit from the exercise of equity	-	(10,100)
Net cash from (used in) financing activities	122,652	(7,850)

Effect of exchange rate changes on cash and cash equivalents	(46,092)	24,447

Net increase (decrease) in cash and cash equivalents	2,706,276	(3,120,206)
Cash and cash equivalents, beginning of the period	55,116,328	63,077,178
Cash and cash equivalents, end of the period	$57,822,604	$59,956,972

Supplemental disclosure of cash flow information
Cash paid for income taxes	$46,806	$140,000

Supplemental noncash investing activities
Unrealized gain (loss) on marketable securities, net of taxes	$18,092	$(24,827)

See accompanying notes to condensed consolidated financial statements.

Palomar Medical Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 –    Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the consolidated financial position, results of operations and comprehensive loss, and cash flows of Palomar and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim information.  All intercompany accounts and transactions have been eliminated in consolidation.  The consolidated balance sheet at December 31, 2012 has been derived from the audited balance sheet at that date; however, the accompanying financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The results of operations and comprehensive loss for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year.  We believe that the quarterly information presented includes all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  The accompanying condensed consolidated financial statements and notes should be read in conjunction with our Form 10-K for the year ended December 31, 2012.

Note 2 –    Acquisition by Cynosure, Inc.

On March 18, 2013, we and Cynosure, Inc. announced the execution of a definitive agreement, pursuant to which Cynosure has agreed to acquire Palomar and Palomar stockholders will receive $6.825 per Palomar share in cash and $6.825 per Palomar share in Cynosure common stock, subject to the adjustment and collar provisions described in the definitive agreement.

The transaction has been unanimously approved by the board of directors of each of Palomar and Cynosure and is expected to close by the end of the second quarter of 2013.
The transaction is subject to customary closing conditions, including Cynosure and Palomar shareholder approval.  Upon completion of the transaction, Cynosure shareholders will own approximately 77% and Palomar shareholders will own approximately 23% of the combined company.
Note 3 – Segment and Geographic Information

In accordance with Accounting Standard Codification 280 Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. Our chief decision maker, as defined under the Financial Accounting Standards Board ("FASB") guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer.  We view our operations and manage our business as two segments, Professional Product segment and Consumer Product segment.
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

	For the three months ended March 31,
(in thousands)	2013			2012
	Professional	Consumer	Total	Professional	Consumer	Total

Revenues	$22,512	$711	$23,223	$18,021	$979	$19,000
Cost of revenues and royalties	9,484	668	10,152	7,280	835	8,115
Gross profit	13,028	43	13,071	10,741	144	10,885
Operating expenses	13,819	191	14,010	12,258	948	13,206
Loss from operations	$(791)	$(148)	$(939)	$(1,517)	$(804)	$(2,321)

As of March 31, 2013 and December 31, 2012, we had $170.2 million and $167.4 million, respectively, in total assets related to our Professional Product segment.  As of March 31, 2013 and December 31, 2012, we had $0.4 million and $1.4 million, respectively, in total assets related to our Consumer Product segment.
Our total revenues are attributed to geographic areas based on the location of the end customer.  The following tables present total revenues for the three months ended March 31, 2013 and 2012 and long-lived assets as of March 31, 2013 and December 31, 2012.
	For the three months
	ended March 31,
(in thousands)	2013	2012

United States	$11,517	$10,545
Europe	4,590	3,182
Canada	1,306	1,757
Middle East	1,753	823
South and Central America	547	1,133
Japan	831	861
Asia / Pacific Rim	1,827	354
Australia	852	345

Total Revenues	$23,223	$19,000

	March 31,	December 31,
(in thousands)	2013	2012

United States	$35,449	$35,760
Europe	97	81
Japan	38	44

Total Long-Lived Assets	$35,584	$35,885

Our Consumer Product segment consists of the business activities related to the PaloVia laser.  In the three months ended March 31, 2013 and 2012, we recognized $0.7 million and $1.0 million, respectively, of consumer product revenues.  At March 31, 2013 and December 31, 2012, we had no deferred revenue related to the PaloVia laser.  Included in our consolidated inventory balances at March 31, 2013 and December 31, 2012 is approximately $0.1 million and $0.7 million, respectively, of consumer product inventory.  At March 31, 2013 and December 31, 2012, we had $0 and $0.3 million, respectively, of inventory on consignment in finished goods.
Note 4 – Stock-based compensation
Stock-based compensation expense recorded was $0.7 million for both the three months ended March 31, 2013 and 2012.  As of March 31, 2013, there was $7.5 million of unrecognized compensation expense related to non-vested share awards.  The expense is expected to be recognized over a weighted-average period of 2.8 years.

No grants were made during the three months ended March 31, 2013.
Note 5 – Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market, and include material, labor and manufacturing overhead.  At March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$6,670,780	$8,475,918
Work in process	2,484,738	1,795,986
Finished goods	11,487,666	11,313,003
Total	$20,643,184	$21,584,907

Included in our finished goods inventory at March 31, 2013 and December 31, 2012, are $3.4 million and $3.2 million, respectively, of demonstration products that are used by our sales organization.
At March 31, 2013 and December 31, 2012, we had $0 and $0.3 million, respectively, of consumer product inventory held on consignment in finished goods.  Included in our consolidated inventory balances at March 31, 2013 and December 31, 2012 is approximately $0.1 million and $0.7 million, respectively, of consumer product inventory.

Note 6 – Property and equipment
At March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012	Estimated useful life
Land	$10,680,000	$10,680,000
Building	24,505,574	24,505,574	39 years
Machinery and equipment	3,507,047	3,496,347	3-7 years
Furniture and fixtures	6,269,995	6,210,158	7 years
Leasehold improvements	91,046	96,100	Shorter of estimated useful life or term of lease
	$45,053,662	$44,988,179
Accumulated depreciation	(9,469,432)	(9,103,151)
Total	$35,584,230	$35,885,028

Note 7 – Warranty costs

The following table provides the detail of the change in our product warranty accrual, which is a component of accrued liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Warranty accrual, beginning of period	$985,572	$785,412
Charges to cost and expenses relating to new sales	1,108,151	398,181
Costs of product warranty claims/change of estimate	(885,245)	(290,673)
Warranty accrual, end of period	$1,208,478	$892,920

Note 8 – Fair Value of Financial Instruments

We performed an analysis of our investments held at March 31, 2013 and December 31, 2012 to determine the significance and character of all inputs to their fair value determination. The FASB's fair value measurement guidance requires additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in fair value for each reporting period.
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

Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The following table presents our assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

Assets	Fair Value as of March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$57,823	$-	$-	$57,823
Short-term investments*	29,010	-	-	29,010
Other investments*	13,061	-	-	13,061
Auction-rate municipal securities	-	-	925	925
Total	$99,894	$-	$925	$100,819

* The amortized cost of these investments approximates fair market value.

Assets	Fair Value as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,116	$-	$-	$55,116
Short-term investments*	33,058	-	-	33,058
Other investments*	10,536	-	-	10,536
Auction-rate municipal securities	-	-	997	997
Total	$98,710	$-	$997	$99,707

* The amortized cost of these investments approximates fair market value.

At March 31, 2013, we held $29.0 million of short-term investments classified as held-to-maturity, which included $10.0 million in U.S. commercial paper, $8.0 million in corporate bonds, $6.0 million in U.S. Treasury Notes, and $5.0 million for U.S. agency bonds.  As of March 31, 2013, the remaining maturity dates for commercial paper, corporate bonds, U.S. Treasury Notes, and U.S. agency bonds range from 2 days to 0.5 years, 5 days to 0.3 years, 0.3 to 0.5 years, and 0.2 to 0.7 years, respectively.  At December 31, 2012, we held $33.1 million of short-term investments classified as held-to-maturity, which included $10.1 million in corporate bonds, $9.0 million in commercial paper, $8.0 million in U.S. agency bonds, and $6.0 million in U.S. Treasury Notes.  As of December 31, 2012, the maturity dates for corporate bonds, commercial paper, U.S. agency bonds, and U.S. Treasury Notes range from 0.1 to 0.6 years, 0.1 to 0.5 years, 0.2 to 0.9 years, and 0.5 to 0.8 years, respectively.  The amortized cost of these investments approximates fair market value.

At March 31, 2013, we had $13.1 million of other investments classified as held-to-maturity securities, which included $7.5 million in U.S. agency bonds, $4.5 million in U.S. Treasury Notes, and $1.0 million in corporate bonds.  These other investments are recorded at amortized cost.  As of March 31, 2013, the maturity dates for the U.S. agency bonds, U.S. Treasury Notes, and corporate bonds range from 1.1 to 1.5 years, 1.1 to 1.4 years, and 1.1 years, respectively.  At December 31, 2012, we had $10.5 million of other investments classified as held-to-maturity securities which included $6.0 million in U.S. agency bonds and $4.5 million in U.S. Treasury Notes.  These other investments are recorded at amortized cost.  As of December 31, 2012, the maturity dates for the U.S. agency bonds and U.S. Treasury Notes range from 1.4 to 1.8 years and 1.3 to 1.6 years, respectively.  The amortized cost of these investments approximates fair market value.
In addition to the other investments discussed above, at March 31, 2013 and December 31, 2012, the par value of the auction-rate municipal securities ("ARS") was $1.2 million and $1.3 million, respectively.  As described in more detail below, all of our ARS have unrealized losses, which have been recorded in accumulated other comprehensive income (loss).  The maturity date for our auction-rate municipal securities is in December 2045.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with Level 3 financial instruments for the three months ended March 31, 2013.

	Auction-rate
(in thousands)	municipal securities	Total
Balance at December 31, 2012	$997	$997
Purchases	-	-
Settlements (at par)	(100)	(100)
Transfers in/out of Level 3	-	-
Gains
Realized	-	-
Unrealized	28	28
Losses
Realized	-	-
Unrealized	-	-
Balance at March 31, 2013	$925	$925

All of the above ARS have been in a continuous unrealized loss position for 12 months or longer.  We continue to receive regular interest payments from each of our ARS at current market rates.

Historically, the ARS market was an active and liquid market where we could purchase and sell our ARS on a regular basis through auctions.  As such, we classified our ARS as Level 1 investments in accordance with the FASB's guidance at December 31, 2007.  Beginning in February 2008, several of our ARS failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As all of our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current investments as of March 31, 2013 and December 31, 2012.
The estimated fair value of our holdings of ARS at March 31, 2013 was $0.9 million. To value our ARS, we determined the present value of the ARS at the balance sheet date by discounting the estimated future cash flows based on a fair value rate of interest and an expected time horizon to liquidity. We also evaluated the credit rating of the issuer and found them all to be investment grade securities. There was no change in our valuation method during the year ended March 31, 2013 as compared to prior reporting periods. Our valuation analysis showed that our ARS have nominal credit risk. The impairment is due to liquidity risk. Additionally, as of March 31, 2013, we do not intend to sell the ARS, it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity, and we expect to recover the full amortized cost basis of these securities. As a result of our valuation analysis and recurring dividend stream from these investments, we have determined that the fair value of our ARS was temporarily impaired as of March 31, 2013.

We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive income (loss). If the credit rating of the security issuers deteriorates, the anticipated recovery in market values does not occur, or we stop receiving dividends, we may be required to adjust the carrying value of these investments through impairment charges in our Consolidated Statements of Operations and Comprehensive Loss.
Note 9 – Net loss per common share

Basic net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period.  Diluted net loss per share was determined by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of stock options, stock appreciation rights ("SARs") and restricted stock awards ("RSAs") based on the treasury stock method.

A reconciliation of basic and diluted shares for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic weighted average number of shares outstanding	18,963,788	18,858,464
Potential common shares pursuant to stock options, SARS, and restricted stock awards	-	-
Diluted weighted average number of shares outstanding	18,963,788	18,858,464

For the three months ended March 31, 2013 and 2012, 2.2 million and 2.6 million, respectively, weighted average stock options, SARs, and RSAs to purchase shares of our common stock were excluded from the computation of diluted earnings per share because the effect of including the options, SARs, and RSAs would have been antidilutive.

Note 10 – Income Taxes

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
For the three months ended March 31, 2013 and 2012, our effective tax rate was 14.4% and (3.2%), respectively.  In 2013, our rate primarily consisted of a decrease in our uncertain liability reserves.  In 2012, our rate consists primarily of minimum state taxes and an increase in our uncertain liability reserves.
In 2013 and 2012, we have continued to record a valuation allowance against our U.S. deferred tax assets.  In evaluating the ability to recover our U.S. deferred tax assets, we considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  We do not believe it is more likely than not that the net deferred tax assets will be realized.

We establish reserves for uncertain tax positions based on management's assessment of exposure associated with tax deductions, permanent tax differences, and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. At March 31, 2013 and December 31, 2012, we have $3.1 million and $3.3 million, respectively, of unrecognized tax benefits, including related accrued interest.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013 and 2012, we had approximately $242,000 and $192,000 of accrued interest and penalties related to uncertain tax positions.
The tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.
Note 11 – License Agreement with The Procter & Gamble Company (and its wholly owned subsidiary The Gillette Company)
On December 9, 2010, we announced an amendment to the License Agreement with Procter & Gamble ("P&G") and Gillette. The amendment provided additional funding from each company to meet the common goal of a successful product launch. The amendment did not change the scope of P&G's non-exclusive license to Palomar's broad patent portfolio as well as its non-exclusive license to the extensive technology developed by Palomar prior to February 28, 2008 for home-use, light-based hair removal devices for women.  Under the amended License Agreement, the parties agreed to reduce pre-commercial launch quarterly technology transfer payments ("TTP Quarterly Payments" as defined in the License Agreement) from $1.25 million to $1.0 million for the calendar quarter ending December 31, 2010 and thereafter the TTP Quarterly Payments would be $2.0 million per year for an agreed period, after which the payments would return to $1.25 million per calendar quarter if no product has been launched. P&G was to apply the savings, together with agreed minimum overall program funding, to accelerating product readiness and commercialization while Palomar will be paid an increased percentage of sales after commercial launch.  The TTP Quarterly Payments under the amended license agreement were being recognized ratably through the expected launch term.
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
For the three months ended March 31, 2013 and 2012, we recognized $0.1 million and $0.6 million of other revenues from P&G, respectively.
As of March 31, 2013 and December 31, 2012, there were no advance payments received from P&G for which services were not yet provided and were included in deferred revenue.
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

Note 13 – Changes in Accumulated Other Comprehensive Income by Component
 In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this ASU, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012.

The Company adopted ASU 2013-02 in the first quarter of 2013.  The following are changes in accumulated other comprehensive income by component for the three months ended March 31, 2013.
		Unrealized gain (loss) on
(in thousands)	Foreign Currency	marketable securities*	Total

Balance at December 31, 2012	$(67)	$(186)	$(253)

Other comprehensive income	276	18	294

Balance at March 31, 2013	$209	$(168)	$41
* amounts shown net of tax

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 14, 2013 and those included in Item 1A below.  This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical accounting policies

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, available for sale and marketable securities valuation, accounts receivable valuation, inventory valuation, warranty provision, stock-based compensation, fair value measurements, income tax valuation, and contingencies. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to our critical accounting policies as of March 31, 2013.
Recently issued accounting standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued Auditing Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income.  In this ASU, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011.  We retroactively adopted this guidance during the third quarter of 2011 and the impact on our financial statements was not material.  ASU 2011-05 addresses the presentation of comprehensive income (loss) in consolidated financial statements and footnotes. The adoption impacts presentation only and had no effect on the Company's financial condition, results of operations and comprehensive (loss) income or cash flows. The Company did not adopt the provisions of the reclassification requirements, which were deferred by ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in December 2011.

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
On March 18, 2013, we and Cynosure, Inc. announced the execution of a definitive agreement, pursuant to which Cynosure have agreed to acquire Palomar and Palomar stockholders will receive $6.825 per Palomar share in cash and $6.825 per Palomar share in Cynosure common stock, subject to the adjustment and collar provisions described in the definitive agreement.

The transaction has been unanimously approved by the board of directors of each of Palomar and Cynosure and is expected to close by the end of the second quarter of 2013.
The transaction is subject to customary closing conditions, including Cynosure and Palomar shareholder approval.  Upon completion of the transaction, Cynosure shareholders will own approximately 77% and Palomar shareholders will own approximately 23% of the combined company.
Results of operations

Professional product revenues for the first quarter of 2013 were $17.3 million, a 46% increase over the $11.9 million reported in the first quarter of 2012.  Professional product gross margins were 58% and 59% in the first quarter of 2013 and 2012, respectively.  Loss from operations was $0.9 million, which included $1.2 million in expenses related to the Cynosure transaction, compared to the first quarter of 2012 loss from operations of $2.3 million.  As of March 31, 2013, we had $101 million in cash, cash equivalents, short-term investments, and marketable securities and other investments with no borrowings.

The following table contains selected income statement information, which serves as the basis of the discussion of our results of operations for the three months ended March 31, 2013 and 2012, respectively (in thousands, except for percentages):

	Three Months Ended March 31,
	2013		2012
		As a % of		As a % of
		Total		Total	Change
	Amount	Revenue	Amount	Revenue	$	%
Revenues
Professional product revenues	$17,326	75%	$11,897	63%	$5,429	46%
Consumer product revenues	711	3%	979	5%	(268)	(27%)
Service revenues	3,149	14%	3,770	20%	(621)	(16%)
Royalty revenues	1,979	9%	1,798	9%	181	10%
Other revenues	58	0%	556	3%	(498)	(90%)
Total revenues	23,223	100%	19,000	100%	4,223	22%

Costs and expenses
Cost of professional product revenues	7,308	31%	4,902	26%	2,406	49%
Cost of consumer product revenues	668	3%	834	4%	(166)	(20%)
Cost of service revenues	1,384	6%	1,660	9%	(276)	(17%)
Cost of royalty revenues	792	3%	719	4%	73	10%
Research and development	2,582	11%	3,372	18%	(790)	(23%)
Selling and marketing	7,398	32%	6,682	35%	716	11%
General and administrative	4,030	17%	3,152	17%	878	28%
Total costs and expenses	24,162	104%	21,321	112%	2,841	13%

Loss from operations	(939)	(4%)	(2,321)	(12%)	1,382	60%

Interest income	77	-%	89	-%	(12)	13%
Other (loss) income	(437)	(2%)	12	-%	(449)	3742%

Loss before income taxes	(1,299)	(6%)	(2,220)	(12%)	921	41%

(Benefit) provision for income taxes	(187)	(1%)	72	-%	(259)	360%

Net loss	$(1,112)	(5%)	$(2,292)	(12%)	$1,180	51%

Professional product revenues.  During the three months ended March 31, 2013, our professional product revenues increased 46%, as compared to the corresponding period in the prior year, primarily due to continued strong sales of the Palomar Icon™ Aesthetic System, Vectus™ Laser, and Palomar Emerge™ Fractional Laser.  During the first quarter of 2013, more than 40% of our professional product revenues were from Palomar Icon System sales and 18% were from Vectus sales.  During the first quarter of 2013 as compared to the first quarter of 2012, there was a slight decrease in sales related to the StarLux System as some potential StarLux System customers opted to purchase the new Palomar Icon System. We are still in the regulatory registration process in many countries for the Palomar Icon System.  We continue to gain more Palomar Icon Systems registrations throughout the world.

The following table sets forth, for the periods indicated, information about our Professional Product segment's product revenues, by geographic region:

	Three Months Ended
	March 31,
	2013	2012
North America	47%	57%
Europe	23%	22%
Asia/Pacific Rim	10%	2%
Middle East	9%	6%
Australia	4%	1%
Japan	4%	5%
South and Central America	3%	7%

Total	100%	100%

Consumer product revenues.  During the three months ended March 31, 2013 and 2012, we recognized $0.7 million and $1.0 million, respectively, of consumer product revenues.  We are now actively seeking to align ourselves with a worldwide consumer-based distributor.  We have engaged an investment banker to assist us in identifying and negotiating an arrangement with a distributor that has the network and skills to market and distribute our consumer technology. While we are seeking a consumer-based distributor, we will continue to sell the product to our existing channels. However, we substantially reduced our consumer selling and marketing expenses during the fourth quarter of 2012 and expect to continue to do so through 2013.  If we do not find a consumer-based distributor, we will be unable to achieve substantial revenue or continue to sell the PaloVia laser. As a result during the third quarter of 2012, we recognized a $3.8 million charge to reduce our consumer product inventory to its estimated net realizable amounts.
In the three month periods ended March 31, 2013 and 2012, 86% and 85%, respectively, of our Consumer Product segment revenues were derived from sales in the United States and 14% and 15%, respectively, were from Europe.

Service revenues.  Service revenues primarily comprised of revenue generated from our service organization to provide ongoing service, sales of replacement handpieces, sales of consumables and accessories, and billable repairs of our professional products.  During the three months ended March 31, 2013, service revenues decreased 16%, as compared to the corresponding period in the prior year.  The decrease in the three months ended March 31, 2013 was primarily due to lower sales from billable services and lower current period recognition of ongoing service contracts, partially offset by higher sales of ongoing service contracts to be recognized over future periods.

Royalty revenues.  Royalty revenues increased for the three months ended March 31, 2013 by 10%, as compared to the corresponding period in the prior year.  The increase for the comparable three month periods is a result of royalties from two new licensees since the first quarter of 2012 and higher on-going royalty payments from our other licensees.

Other revenues.  During the three months ended March 31, 2013, other revenues decreased 90%, as compared to the corresponding period in the prior year.

During the second quarter of 2012, P&G launched a light-based hair removal product and paid us an Additional TTP Quarterly Payment (as defined in our license agreement with P&G (the "License Agreement") of $1.0 million. This Additional TTP Quarterly Payment resulted in $0.7 million in other revenues during the second quarter of 2012 after being netted with the receivable from P&G as payments under the amended License Agreement were being recognized ratably through the expected launch term. Starting in the third quarter of 2012 and going forward, P&G has made and will continue to make post-launch technology transfer payments based on a percentage of net sales of its light-based hair removal product, which we will recognize in the period received. During the three months ended March 31, 2013, other revenues consisted of $0.1 million in post-launch TTPs. During the three months ended March 31, 2012, other revenues consisted of the recognition of the $0.6 million related to payments received under an amendment to the License Agreement with P&G which was signed in the fourth quarter of 2010.  The payments under the amended License Agreement were being recognized ratably through the expected launch term.

 Cost of professional product revenues. The cost of professional product revenues increased by $2.4 million and as a percentage of professional product revenues to 42% for the three months ended March 31, 2013, from 41% for the three months ended March 31, 2012. The increase in absolute dollars was attributable to higher professional product revenues and the increase as a percentage of professional product revenues was due to geographical shift in professional product revenues toward international distributors where we typically sell at lower prices and away from North American sales where we sell our products at higher prices through a direct sales force.  Our cost of professional product revenues consists primarily of material, labor and manufacturing overhead expenses. Cost of professional product revenues also includes royalties incurred on certain products sold, warranty expenses, as well as payroll and payroll-related expenses, including stock-based compensation, and quality control.

Cost of consumer product revenues. The cost of consumer product revenues relates to the PaloVia® Skin Renewing Laser®.  For the three months ended March 31, 2013 and 2012, cost of consumer product revenues was $0.7 million and $1.0 million, respectively or 94% and 85% of consumer product revenues, respectively.  This decline was primarily due to less absorption of overhead during the quarter due to lower revenue volume.
 Cost of service revenues.  For the three months ended March 31, 2013 and 2012, the cost of service revenues decreased in absolute dollars and remained consistent as a percentage of service revenues at 44%.  The decrease in absolute dollars was primarily due to lower sales from billable services.

Cost of royalty revenues.  Cost of royalty revenues increased for the three months ended March 31, 2013 by 10%, as compared to the corresponding period in the prior year.  The increase was a result of royalties from two new licensees since the first quarter of 2012 and higher on-going royalty payments from our other licensees.  As a percentage of royalty revenues, the cost of royalty revenues for both the three months ended March 31, 2013 and 2012 was 40%.

Research and development expense. Research and development expense decreased by $0.8 million and as a percentage of total revenues to 11% from 18% for the three months ended March 31, 2013 over the corresponding period in 2012.  The decrease in research and development expense was due to reorganizing these departments while maintaining our continued commitment to introducing new products and enhancing our current family of products through our continued substantial investment in research and development.

Research and development expenses relating to our Professional Product segment decreased by 19%, for the three months ended March 31, 2013, as compared to the corresponding period in 2012.  Research expenses relating to our Professional Product segment include internal research and development projects relating to the introduction of new professional products and enhancements to our current line of professional products.  Research and development expense relating to our Consumer Product segment decreased by 93%, for the three months ended March 31, 2013, as compared to the corresponding period in 2012.  The decrease in research and development expense related to our Consumer Product segment includes decreases in payroll and payroll related expenses, materials, consultants, and other overhead expenses related directly to our consumer products as compared to 2012.
 For each of the three months ended March 31, 2013 and 2012, research and development expense included $0.2 million of stock-based compensation expense.

Selling and marketing expense.  Selling and marketing expense increased by $0.7 million, but decreased as a percentage of total revenues to 32% from 35%, for the three months ended March 31, 2013 over the corresponding period in 2012.  Selling and marketing expenses relating to our Professional Product segment increased by $1.3 million during the three months ended March 31, 2013 as compared to corresponding period in 2012.  The increase for the three months ended March 31, 2013 was primarily driven by an increase of $0.7 million in payroll and payroll related expenses and a $0.3 million increase in commissions due to higher product sales.  Selling and marketing expenses related to our Consumer Product segment decreased by $0.6 million in the three months ended March 31, 2013 as compared to corresponding period in 2012.  We substantially reduced our consumer selling and marketing expenses during the fourth quarter of 2012 and expect to continue to do so throughout 2013 while we are seeking a consumer-based distributor for our PaloVia laser.

For each of the three months ended March 31, 2013 and 2012, selling and marketing expense included $0.2 million of stock-based compensation expense.

General and administrative expense.  General and administrative expense increased by $0.9 million, but remained consistent as a percentage of total revenues at 17%, for the three months ended March 31, 2013 over the corresponding period in 2012.  The increase in general and administrative expense for the three months ended March 31, 2013 was primarily due to $1.2 million of expenses related to the Cynosure acquisition.

For the three months ended March 31, 2013 and 2012, general and administrative expense included $0.2 million and $0.1 million, respectively, of stock-based compensation expense.

Interest income. Interest income for the three months ended March 31, 2013 decreased by 13%, as compared to the corresponding period in 2012 as a result of lower average interest rates on our cash, cash equivalents, short-term investments, and marketable securities and other investments balances.

Other (loss) income .  Other (loss) income for the three months ended March 31, 2013 and 2012 included the foreign exchange transaction (losses) gains resulting from foreign currency remeasurements related to intercompany balances outstanding, mainly denominated in Japanese Yen and the Euro at our foreign subsidiaries.

Provision for income taxes.  Our effective tax rate for the three months ended March 31, 2013 and 2012 was 14.4% and (3.2%), respectively.  In 2013, our rate consisted of a decrease in uncertain liabilities reserves.  In 2012, our effective tax rate primarily consisted of state non-income taxes and additional reserves for uncertain tax positions. Our 2013 and 2012 effective tax rate was less than the statutory rate primarily due to the fact that we continue to maintain a full valuation allowance in all jurisdictions.

Liquidity and capital resources
The following table sets forth, for the periods indicated, a year over year comparison of key components of our liquidity and capital resources (in thousands):

	March 31,	March 31,	Change
	2013	2012	$	%
Cash flows from (used in) operating activities	$1,134	$(8,856)	9,990	113%
Cash flows from investing activities	1,496	5,719	(4,223)	(74%)
Cash flows from (used in) financing activities	123	(8)	(131)	(1,638%)
Capital expenditures	80	31	49	158%

Additionally, our cash and cash equivalents, short-term investments, accounts receivable, inventories, marketable securities and other investments, and working capital are shown below for the periods indicated (in thousands).

	March 31,	December 31,	Change
	2013	2012	$	%
Cash and cash equivalents	$57,823	$55,116	2,707	5%
Short-term investments	29,010	33,058	(4,048)	(12%)
Accounts receivable, net	12,090	10,559	1,531	14%
Inventories	20,643	21,585	(942)	(4%)
Marketable securities and other investments	13,986	11,533	2,453	21%
Working capital	104,620	106,951	(2,331)	(2%)

            As of March 31, 2013, we had $100.8 million in cash, cash equivalents, short-term investments, and marketable securities and other investments.  We believe that our current cash balances and expected future cash flows will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next twelve months. As of March 31, 2013, we had no debt outstanding.

At March 31, 2013, we held $0.9 million in auction-rate securities ("ARS") all of which were preferred municipal securities. The ARS in which we have invested are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market. As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of  March 31, 2013.  During the three months ended March 31, 2013 and 2012, we sold $0.1 million and $0 of our ARS at par, respectively.
We have determined that the fair value of our ARS was temporarily impaired as of March 31, 2013 and 2012.  For the three months ended March 31, 2013 and 2012, we marked to market our ARS and recorded an unrealized gain of $18,000 and an unrealized loss of $23,000, respectively, net of taxes in accumulated other comprehensive income (loss) in stockholder's equity to reflect the temporary impairment of our ARS. The recovery of these investments is based upon market factors which are not within our control. As of March 31, 2013, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.
Cash from (used in) from operating activities increased $10.0 million for the period ended March 31, 2013 as compared to the corresponding period in 2012. This increase primarily reflects the effects of a smaller net loss position and lower working capital requirements. Cash from investing activities decreased $4.2 million during the period ended March 31, 2013 as compared to the corresponding period in 2012. These amounts primarily reflect more purchases of and less cash proceeds from the sale of short-term investments and marketable securities. Cash from (used in) financing activities increased $0.1 million for period ended March 31, 2013 as compared to the corresponding period in 2012. This change was primarily due to increases in the proceeds from the exercise of stock options.
We anticipate that capital expenditures for 2013 will total approximately $1.1 million, consisting primarily of expenditures for the purchase of information technology equipment, furniture and fixtures, software, and machinery. We expect to finance these expenditures with cash on hand.
On November 16, 2012, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to 1.5 million shares of our common stock.  This stock repurchase program expires the earlier of November 15, 2013 or a determination by the Board to discontinue such repurchases.  As of March 31, 2013, we had repurchased 160,407 shares of common stock at an average price of $8.70 per share under this program.  The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.  Stock repurchases under this program, if any, will be made using our cash resources, and may be commenced or suspended at any time or from time to time at management's discretion without prior notice.

Off-balance sheet arrangements

We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations

We are a party to three patent license agreements with Massachusetts General Hospital ("MGH") under which we are obligated to pay royalties to MGH for sales of certain products as well as a percentage of royalties received from third parties. Royalty expense for the three months ended March 31, 2013 totaled approximately $1.2 million. For more information, please see the Amended and Restated License Agreement (MGH Case Nos. 783, 912, 2100), the License Agreement (MGH Case No. 2057) and the License Agreement (MGH Case No. 1316) filed as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on March 20, 2008.

We have obligations related to the adoption of Accounting Standards Codification No. 740 regarding Income Taxes, specifically uncertain tax positions.  Further information about changes in these obligations can be found in Note 3 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

We are obligated to make future payments under various contracts, including non-cancelable inventory purchase commitments.
The following table summarizes our estimated contractual cash obligations as of March 31, 2013, excluding royalty and employment obligations because they are variable and/or subject to uncertain timing (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years
Operating leases	$239	$233	$6	$-	$-
Purchase commitments	7,396	7,396	-	-	-
Total contractual cash obligations	$7,635	$7,629	$6	$-	$-

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
Our investment portfolio of cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial because of the historically short-term nature of these investments and the low interest rates which are currently available. At March 31, 2013, we held $0.9 million in ARS. The ARS in which we have invested are high quality securities, none of which are mortgage-backed. Beginning in February 2008, our securities failed at auction due to a decline in liquidity in the ARS and other capital markets.  We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until sold in a secondary market.  As our investments in ARS currently lack short-term liquidity, we have classified these investments as non-current as of March 31, 2013 and December 31, 2012. During the three months ended March 31, 2013 and 2012, we sold $0.1 million and $0, respectively, of our ARS.  The recovery of the remaining $0.9 million ARS held is based upon market factors which are not within our control.
Our international subsidiaries in The Netherlands, Australia, Japan, Germany, and Spain conduct business in both local and foreign currencies and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our operating results and financial position.  We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.  We sell inventory to our subsidiaries in U.S. dollars.  These amounts are recorded at our local subsidiaries in local currency rates in effect on the transaction date.  Therefore, we may be exposed to exchange rate fluctuations that occur while the intercompany balances are outstanding, which we recognize as unrealized transaction gains and losses in our statement of operations.  Upon settlement of these balances, we may record realized foreign exchange gains and losses in our statement of operations.  We may incur negative foreign currency translation gains and losses as a result of changes in currency exchange rates.

Item 4.  Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective.

The Company's management, including the CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – Other information

Item 1.    Legal Proceedings

Tria Beauty, Inc., First Massachusetts Litigation

On June 24, 2009, we commenced an action for patent infringement against Tria Beauty, Inc. (previously named Spectragenics, Inc.), in the United States District Court for the District of Massachusetts seeking both monetary damages and injunctive relief. The complaint alleged that the Tria System, which uses light-based technology for hair removal, willfully infringes the '844 patent, which is exclusively licensed to us by MGH.  Tria answered the complaint denying that its products infringe valid claims of the asserted patent and filing a counterclaim seeking a declaratory judgment that the asserted patent is not infringed, is invalid and not enforceable.  We filed a reply denying the material allegations of the counterclaims.  On September 21, 2009, following successful re-examination of the '568 patent, we filed a motion to amend our complaint to add a claim for willful infringement of the '568 patent, which is also exclusively licensed to us by MGH.  Our motion also included adding MGH as a plaintiff in the lawsuit.  A claim construction hearing (also known as a Markman hearing) was held on August 10, 2010, and we received what we consider to be a favorable ruling on October 13, 2010.  On January 25, 2011, Tria filed a second amended answer and counterclaim including another claim that the patents are unenforceable for inequitable conduct.  On April 12, 2013, Tria filed a motion for summary judgment of non-infringement.  We expect to file our response to Tria's motion for summary judgment by May 17, 2013.  The parties are in discovery.  No trial date has yet been set.

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

Asclepion Laser Technologies GmbH, Italian Litigation

On October 22, 2010, we were served with an International Summons for a lawsuit filed September 20, 2010 by Asclepion Laser Technologies GmbH in the Court of Rome in Italy.  In this suit, Asclepion asks the Italian court to declare that Asclepion's MedioStar and RubyStar products do not infringe either the Italian or German portions of EP 0 806 913 B1 or EP 1 230 900 B1, which are the first two issued European patents corresponding to U.S. Patent numbers 5,595,568 and 5,735,844.  We believe the Court of Rome lacks jurisdiction over the German claims of these European Patents and have filed a request to the Italian Supreme Court challenging the international jurisdiction of the Italian Courts for deciding infringement of the non-Italian parts of the European patents. A hearing before the Italian Supreme Court is scheduled for May 28, 2013.

Merger Litigation

On March 21, 2013, a putative stockholder class action complaint, captioned Calin v. Palomar Medical Technologies, Inc., et al., No. 13-1051 BLS (Superior Court, Suffolk County), was filed against Palomar, Palomar's directors, Cynosure, Inc. ("Cynosure") and Commander Acquisition Corp. (the "Merger Subsidiary") in the Business Litigation Session of the Suffolk County Superior Court of the Commonwealth of Massachusetts. The lawsuit alleges that the members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger (the "Merger") contemplated by the agreement and plan of merger, dated as of March 17, 2013, among Palomar, Cynosure and the Merger Subsidiary and that Cynosure and the Merger Subsidiary aided and abetted the alleged breach of fiduciary duties. The complaint alleges that the directors breached their fiduciary duties in connection with the proposed transaction by, among other things, failing to maximize stockholder value and to obtain the best financial and other terms. The plaintiff seeks injunctive and other equitable relief, including a request to enjoin Palomar from consummating the Merger, in addition to unspecified damages, fees and costs.  Plaintiff moved to expedite the proceeding on May 1, 2013 and moved to consolidate the Massachusetts actions on May 1, 2013.

On April 9, 2013, a second putative stockholder class action complaint, captioned Vladimir Gusinsky Living Trust v. Palomar Medical Technologies, Inc., et al., No. 13-1328 BLS (Superior Court, Suffolk County), was filed against Palomar, Palomar's directors, and Cynosure in the Business Litigation Session of the Suffolk County Superior Court of the Commonwealth of Massachusetts. The lawsuit alleges that the members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the Merger and that Cynosure aided and abetted the alleged breach of fiduciary duties. The complaint alleges that the directors breached their fiduciary duties in connection with the proposed transaction by, among other things, failing to maximize stockholder value and to obtain the best financial and other terms. The plaintiff seeks injunctive and other equitable relief, including a request to enjoin Palomar from consummating the merger, in addition to fees and costs.  Plaintiff moved to expedite the proceeding on May 1, 2013 and moved to consolidate the Massachusetts actions on May 1, 2013.

On April 12, 2013, a third putative stockholder class action complaint, captioned Saffer v. Palomar Medical Technologies, Inc. et al., No. 13-1385 BLS1 (Superior Court, Suffolk County), was filed against Palomar, Palomar's directors, Cynosure, and the Merger Subsidiary in the Business Litigation Session of the Suffolk County Superior Court of the Commonwealth of Massachusetts.  The lawsuit alleges that the members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger and that Palomar, Cynosure, and the Merger Subsidiary aided and abetted the alleged breach of fiduciary duties. The complaint alleges that the directors breached their fiduciary duties in connection with the proposed transaction by, among other things, placing their interests ahead of shareholders' and failing to maximize stockholder value and to obtain the best financial and other terms.  The plaintiff seeks injunctive and other equitable relief, including a request to enjoin Palomar from consummating the merger, in addition to fees and costs.  Plaintiff moved to expedite the proceeding on May 1, 2013 and moved to consolidate the Massachusetts actions on May 1, 2013.

On April 19, 2013, a fourth putative stockholder class action complaint, captioned Gary Drabek v. Palomar Medical Technologies, Inc. et al., No. 8491, was filed against Palomar, Palomar's directors, Cynosure, and the Merger Subsidiary in the Court of Chancery of the State of Delaware.  The lawsuit alleges that the members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger and that Cynosure and the Merger Subsidiary aided and abetted the directors' purported breaches.  The complaint alleges that the directors breached their fiduciary duties in connection with the proposed transaction by, among other things, failing to maximize stockholder value, failing to obtain the best financial and other terms, and causing a purportedly deficient proxy statement to be filed.  The plaintiff seeks injunctive and other equitable relief, including a request to enjoin Palomar from consummating the merger, in addition to fees and costs.  The plaintiff moved to expedite the proceedings on April 29, 2013, and the preliminary injunction hearing is scheduled for June 17, 2013.

On May 1, 2013, a fifth putative stockholder class action complaint, captioned Daniel Moore v. Palomar Medical Technologies, Inc. et al., No. 8516, (Del. Ch.), was filed against Palomar, Palomar's directors, Cynosure, and the Merger Subsidiary in the Court of Chancery of the State of Delaware.  The lawsuit alleges that the members of the Palomar board of directors breached their fiduciary duties in connection with the approval of the merger and that Cynosure and the Merger Subsidiary aided and abetted the directors' purported breaches.  The complaint alleges that the directors breached their fiduciary duties in connection with the proposed transaction by, among other things, failing to maximize stockholder value, failing to obtain the best financial and other terms, and causing a purportedly deficient proxy statement to be filed.  The plaintiff seeks injunctive and other equitable relief, including a request to enjoin Palomar from consummating the merger, in addition to fees and costs.  The plaintiff moved to expedite and moved for a preliminary injunction on May 3, 2013.

We do not believe the outcome of any of the litigation described above will have a material adverse effect on our financial statements.
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

A slowdown in economic activity caused by the recession has reduced worldwide demand for our products.  The general economic difficulties being experienced by our customers, reduced consumer demand for our procedures, the lack of availability of consumer credit for some of our customers, and the general reluctance of many of our current and prospective customers to spend significant amounts of money on capital equipment during these unstable economic times are adversely affecting the market in which we operate.  Our total revenues declined by 29%, 31%, and 22% from 2007 to 2008, 2008 to 2009, and 2011 to 2012 (revenues in 2011 includes $29.8 million of royalty revenues from the settlement of the Candela/Syneron litigation described in "Item 1. Legal Proceedings"), respectively. Our total revenues increased by 5% from 2009 to 2010 and 62% from 2010 to 2011 (revenues in 2011 includes $29.8 million of royalty revenues from the settlement of the Candela/Syneron litigation mentioned above), but they may not continue to increase in future years.

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

The severity of the European sovereign debt crisis has caused the price of the euro to fluctuate widely over the past several years, and has volatility increased since 2011 due in part to concerns over the sovereign debt levels of certain European Union members (e.g. Greece, Ireland, Portugal) and the value of the euro.  Approximately 21% and 24% of our Professional Product segment's product revenues in 2012 and the first three months of 2013, respectively, were from European countries, most of them affected by the euro.  A continued crisis could adversely impact our business and results of operations.

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

Healthcare policy changes, including healthcare reform legislation, may have an adverse effect on our business, results of operations, and cash flows.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010.  As a U.S. headquartered company with significant sales in the U.S., this healthcare reform law may materially impact us. Certain provisions of the law will not be effective until 2014 and 2015 and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood. As currently enacted, the law imposes on medical device manufacturers an excise tax of 2.3% on U.S. sales of Class I, II and III medical devices beginning January 1, 2013. We are subject to this excise tax.  In fiscal 2012 and the first three months of 2013, U.S. product revenues accounted for 48% and 41%, respectively, of our professional product revenues and, therefore, this tax burden may have a material, negative impact on our results of operations and cash flows. Additionally, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that increase the cost of selling medical devices could adversely affect our business, results of operations, and cash flows.

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

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. As a result of our review, since 2010, we provided for a full valuation allowance against our U.S. and foreign deferred tax assets.

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
                    We have granted certain patent licenses to several competitors, and in return for those license grants, we receive a significant ongoing royalty revenue stream.  A few of these competitors entered into license agreements only after we sued them for patent infringement.  We are currently enforcing certain of our patents against Tria Beauty, Inc. and Asclepion Laser Technologies GmbH ("Asclepion") and intend to enforce our intellectual property rights against other competitors in the future.  We do not know how successful we will be in asserting our patents against Tria, Asclepion or other suspected infringers.  Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management's attention away from our core business. Public announcements concerning these lawsuits that are unfavorable to us may in the future result in significant declines in our stock price. An adverse ruling or judgment in these lawsuits could result in a loss of our significant ongoing royalty revenue stream and could also have a material adverse effect on license agreements with other companies both of which could have a material adverse effect on our business and results of operation and cause our stock price to decline significantly.  (For more information about our patent litigation, see "Item 1. Legal Proceedings.")
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

Although we have generated profits during the periods of 2002 to 2007, in the third quarter of 2011, the full year of 2011, and in the fourth quarter of 2012, we have incurred losses from 2008 through the second quarter of 2011, as well as in the fourth quarter of 2011, the full year of 2012, and the first quarter of 2013, and have a history of losses.  We may not be able to regain, sustain or increase profitability on a quarterly or annual basis due to many factors including lower demand for our products by practitioners, for example, due to the weakening economy, the tightening of the credit market, and other factors. If our operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline.

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
As of March 31, 2013, we held approximately $0.9 million of auction-rate securities ("ARS"). There have been disruptions in the market for auction-rate securities related to liquidity which has caused substantially all auctions to fail. All of our securities held as of March 31, 2013 failed in their last auction. We will not be able to access our investments in ARS until future auctions are successful, ARS are called for redemption by the issuers, or until we sell the securities in a secondary market. In the event that we are unable to sell the underlying securities at or above par, these securities may not provide us a liquid source of cash in the future. At March 31, 2013, due to the uncertainty and illiquidity in this market, we have classified our auction-rate securities as non-current assets and have recorded a cumulative unrealized loss of $0.2 million, net of taxes in accumulated other comprehensive income (loss). The recovery of these investments is based upon market factors which are not within our control. As of March 31, 2013, we do not intend to sell the ARS and it is not more likely than not that we will be required to sell the ARS before recovery of their amortized cost bases, which may be at maturity.

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

In April 1999, we adopted a shareholder rights agreement or "poison pill."  This is intended to protect shareholders from unfair or coercive takeover practices. On October 28, 2008, we amended and restated the April 1999 shareholder rights agreement to (i) extend the expiration date to October 28, 2018, (ii) increase the purchase price to $200.00, (iii) amend the definition of "Acquiring Person" to exclude a "Person" qualified to file Schedule 13G as provided in the definition, (iv) amend the recitals to take account of the "Recapitalization" that occurred May 7, 1999, and (v) make any other additional changes deemed necessary.  On March 17, 2013, prior to the execution of the agreement and plan of merger, dated as of March 17, 2013 (the "Merger Agreement"), among Cynosure, Commander Acquisition Corp. (the "Merger Subsidiary") and us, we amended our amended and restated rights agreement to among other things, (1) render the preferred stock purchase rights (the "Rights") inapplicable to the merger of us with and into the Merger Subsidiary (the "Merger") and the other transactions contemplated by the Merger Agreement, (2) effectuate the conversion as of the effective time of the Merger of the Rights into merger consideration in accordance with the terms of the Merger Agreement, and (3) cause Section 11 and Section 12 of the amended and restated rights agreement to become null and void as of the effective time of the Merger. For more information, please see the Amended and Restated Rights Agreement dated October 28, 2008, which is filed as an exhibit to our Current Report on Form 8-K filed on October 31, 2008, and Amendment No. 1 thereto, dated as of March 17, 2013, filed as an exhibit to our Current Report on Form 8-K filed on March 18, 2013.

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

Risks Related to Our Pending Merger with Cynosure

Uncertainty about our merger with Cynosure may adversely affect our relationships with our customers, suppliers and employees, whether or not the merger is completed.
In response to the announcement of our proposed merger with Cynosure, our existing or prospective customers or suppliers may:
•	delay, defer or cease purchasing goods or services from us or providing goods or services to us;
•	delay or defer other decisions concerning us, or refuse to extend credit to us; or
•	otherwise seek to change the terms on which they do business with us.

Any such delays or changes to terms could seriously harm our business or, if the merger is completed, the business of the combined company.
In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel.
Any delay in the completion of the merger may significantly reduce the benefits expected to be obtained from the merger or could adversely affect the market price of the common stock of Palomar or the combined company or their future business and financial results.
The merger is subject to a number of conditions, including approvals of Cynosure stockholders and our stockholders, which are beyond the control of Cynosure and Palomar and which may prevent, delay or otherwise materially and adversely affect completion of the merger. We cannot predict whether and when these other conditions will be satisfied.
We would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees.
In addition, the market price our common stock may reflect various market assumptions as to whether and when the merger will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of the merger could result in a significant change in the market price of our common stock.
Pending stockholder litigation could prevent or delay the closing of the merger or otherwise negatively impact our business and operations.
Subsequent to the March 18, 2013 announcement of the merger, we have been named as a defendant in four putative stockholder class action lawsuits, three of which were filed in the Business Litigation Session of the Suffolk County Superior Court of the Commonwealth of Massachusetts and one of which was filed in the Court of Chancery of the State of Delaware. The lawsuits allege generally that we and the other defendants either breached or aided and abetted the breach of fiduciary duties to our stockholders by, among other things, failing to maximize stockholder value, failing to obtain the best financial and other terms, and causing a purportedly deficient proxy statement to be filed. The plaintiffs generally seek injunctive and other equitable relief, including an injunction against Palomar from consummating the merger, in addition to fees and costs.  See "Part II – Other Information – Item 1 – Legal Proceedings" for more detailed information concerning the lawsuits. No assurances can be given that these lawsuits will not result in such an injunction being issued, which could prevent or delay the closing of the merger.  It is possible that additional lawsuits may be filed against us asserting similar or different claims. There can be no assurance that we or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits.  Moreover, regardless of whether we are successful, the pending and any potential future lawsuits could result in the incurrence by us of significant costs and expenses in connection with the defense of these lawsuits, as well as the diversion of management's time and attention.

Diversion of management's attention could harm us or the combined company, whether or not the merger is completed.
Completion of the merger will require a significant amount of time and attention from our management. The diversion of management's attention away from ongoing operations could adversely affect our ongoing operations and business relationships and, if the merger is completed, those of the combined company.
Cynosure may be unable to integrate successfully our businesses and realize the anticipated benefits of the merger.
The merger involves the combination of two organizations that currently operate as independent public companies. Due to legal restrictions, Cynosure and we have conducted only limited planning regarding the integration of our respective companies, and we will continue to operate as independent public companies until the completion of the merger. The combined company will be required to devote significant management attention and resources to integrating our respective companies. Delays in this process could adversely affect the combined company's business, financial results, financial condition and stock price.
Achieving the anticipated benefits of the merger will depend, in part, on the integration of our and Cynosure's operations, personnel and technology. If Cynosure is unable to successfully integrate our business into its business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
We will incur significant costs in connection with the merger.
We have incurred and will incur substantial expenses related to the merger, whether or not the merger is completed.  We estimate that we will incur direct transaction costs of approximately $4.8 million in connection with the merger, approximately $2.0 million of which is not contingent upon the completion of the merger. Moreover, in the event that the merger agreement is terminated, we may, under some circumstances, be required to pay Cynosure a termination fee of approximately $10.6 million.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have not paid dividends to our common stockholders since our inception and do not plan to pay dividends to our common stockholders in the foreseeable future.  We intend to retain substantially all earnings to finance our operations.  On November 16, 2012, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to 1.5 million shares of our common stock.  This stock repurchase program expires the earlier of November 15, 2013 or a determination by the Board to discontinue such repurchases.  As of March 31, 2013, we had repurchased 160,407 shares of common stock at an average price of $8.70 per share under this program.  We may buy back additional shares of our common stock on the open market from time to time.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under program (1)
January 1, 2013 through January 31, 2013	-	$-	-	1,339,593
February 1, 2013 through February 28, 2013	-	$-	-	1,339,593
March 1, 2013 through March 31, 2013	-	$-	-	1,339,593
Total	-	$-	-	1,339,593

(1)	On November 16, 2012, we announced the approval of a stock repurchase program under which our management is authorized to repurchase up to 1.5 million shares of our common stock.

Item 3.    Defaults upon senior securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other information
None.
Item 6.  Exhibits

2.1(1)
Agreement and Plan of Merger, dated as of March 17, 2013, among the Company, Cynosure, Inc. and Commander Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-11177), filed with the SEC on March 18, 2013).

4.1
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of March 17, 2013, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-11177), filed with the SEC on March 18, 2013).

10.1	Form of Company Stockholder Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-11177), filed with the SEC on March 18, 2013).

10.2	Form of Buyer Stockholder Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-11177), filed with the SEC on March 18, 2013).

10.3
Amendment to Employment Agreement, dated as of March 17, 2013, between the Company and Joseph P. Caruso (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-11177), filed with the SEC on March 18, 2013).

10.4
Letter Agreement, dated as of March 17, 2013, between the Company and Paul S. Weiner (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-11177), filed with the SEC on March 18, 2013).

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Schedules to this Exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and March 31, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (iv) Notes to Condensed Consolidated Financial Statements.
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

Palomar Medical Technologies, Inc. (Registrant)
Date: May 8, 2013	/s/ Joseph P. Caruso Joseph P. Caruso President, Chief Executive Officer, Director, and Chairman of the Board of Directors

Date: May 8, 2013	/s/ Paul S. Weiner Paul S. Weiner Chief Financial Officer